Form 10-Q
period 2011-09-30
Acadia Healthcare Company, Inc.
filed 2011-11-14
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35331

ACADIA HEALTHCARE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2492228
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

830 Crescent Centre Drive, Suite 610

Franklin, Tennessee 37067

(615) 861-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 11, 2011, there were 22,524,783 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2011	December 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,254	$8,614
Accounts receivable, net of allowance for doubtful accounts of $1,789 and $1,144, respectively	25,469	5,469
Other current assets	9,634	2,841

Total current assets	36,357	16,924
Property and equipment, net	57,783	18,752
Goodwill	147,081	9,157
Intangible assets, net	18,887	544
Other assets	9,501	18

Total assets	$269,609	$45,395

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,750	$9,984
Accounts payable	10,984	2,787
Accrued salaries and benefits	12,276	3,272
Other accrued liabilities	6,394	2,016

Total current liabilities	36,404	18,059
Long-term debt	131,375	—
Other liabilities	24,844	2,229

Total liabilities	192,623	20,288
Equity:
Member’s equity	—	25,107
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,633,116 issued and outstanding as of September 30, 2011	176	—
Additional paid-in capital	105,481	—
Accumulated deficit	(28,671)	—

Total equity	76,986	25,107

Total liabilities and equity	$269,609	$45,395

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Revenue	$63,058	$15,872	$146,019	$48,344
Salaries, wages and benefits (including equity-based compensation expense of $19,843 for the nine months ended September 30, 2011)	39,752	9,458	110,750	28,980
Professional fees	2,352	265	5,111	1,151
Supplies	3,406	1,015	7,665	2,851
Rents and leases	1,663	325	3,725	961
Other operating expenses	5,018	1,736	12,954	4,980
Provision for doubtful accounts	662	617	1,664	1,803
Depreciation and amortization	913	248	3,114	728
Interest expense, net	1,928	191	4,143	549
Sponsor management fees	545	105	1,135	105
Transaction-related expenses	2,233	91	10,594	104

Total expenses	58,472	14,051	160,855	42,212

Income (loss) from continuing operations before income taxes	4,586	1,821	(14,836)	6,132
Provision for income taxes	864	172	3,382	459

Income (loss) from continuing operations	3,722	1,649	(18,218)	5,673
(Loss) income from discontinued operations, net of income taxes	(599)	(83)	(765)	13

Net income (loss)	$3,123	$1,566	$(18,983)	$5,686

Basic earnings per share:
Income (loss) from continuing operations	$0.21	$0.09	$(1.03)	$0.32
(Loss) income from discontinued operations	$(0.03)	$—	$(0.05)	$—

Net income (loss)	$0.18	$0.09	$(1.08)	$0.32

Diluted earnings per share:
Income (loss) from continuing operations	$0.21	$0.09	$(1.03)	$0.32
(Loss) income from discontinued operations	$(0.03)	$—	$(0.05)	$—

Net income (loss)	$0.18	$0.09	$(1.08)	$0.32

Shares outstanding:
Basic	17,633,116	17,633,116	17,633,116	17,633,116
Diluted	17,633,116	17,633,116	17,633,116	17,633,116

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity (Unaudited)

Nine months ended September 30, 2011

	Member’s equity	Common stock		Additional paid-in capital	Accumulated deficit	Total
		Shares	Amount
	(In thousands, except share amounts)
Balance at January 1, 2011	$25,107	—	$—	$—	$—	$25,107
Distributions	(375)	—	—	—	—	(375)
Reclassification of management liability awards to equity awards	365	—	—	—	—	365
Contribution from Holdings	51,029	—	—	—	—	51,029
Conversion from limited liability company to corporation	(76,126)	17,633,116	176	85,638	(9,688)	—
Equity-based compensation expense	—	—	—	19,843	—	19,843
Net loss	—	—	—	—	(18,983)	(18,983)

Balance at September 30, 2011	$—	17,633,116	$176	$105,481	$(28,671)	$76,986

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities:
Net (loss) income	$(18,983)	$5,686
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	3,114	728
Provision for bad debts	1,664	1,803
Amortization of debt issuance costs	684	—
Equity-based compensation expense	19,843	—
Deferred income tax expense	(109)	(109)
Other	(170)	—
Loss (income) from discontinued operations, net of taxes	765	(13)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,151)	(2,202)
Other current assets	(632)	469
Accounts payable	5,689	(303)
Accrued salaries and benefits	148	148
Other accrued expenses	544	(925)
Other liabilities	216	27

Net cash provided by continuing operating activities	8,622	5,309
Net cash (used in) provided by discontinued operating activities	(1,053)	164

Net cash provided by operating activities	7,569	5,473
Investing activities:
Cash paid for acquisitions, net of cash acquired	(178,014)	—
Cash paid for capital expenditures	(6,777)	(647)
Cash paid for real estate acquisition	(2,150)	—
Other	(646)	(394)

Net cash used in continuing investing activities	(187,587)	(1,041)
Net cash used in discontinued investing activities	(230)	(3)

Net cash used in investing activities	(187,817)	(1,044)
Financing activities:
Borrowings on long-term debt	135,000	—
Net increase in revolving credit facility	6,500	—
Principal payments on long-term debt	(3,375)	(208)
Repayment of long-term debt	(9,984)	—
Payment of debt issuance costs	(5,907)	—
Contribution from Holdings	51,029	—
Distributions to equity holders	(375)	(2,231)

Net cash provided by (used in) financing activities	172,888	(2,439)

Net (decrease) increase in cash and cash equivalents	(7,360)	1,990
Cash and cash equivalents at beginning of the period	8,614	4,489

Cash and cash equivalents at end of the period	$1,254	$6,479

Effect of acquisitions:
Assets acquired, excluding cash	$213,073	$—
Liabilities assumed	(35,059)	—

Cash paid for acquisitions, net of cash acquired	$178,014	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

1. Description of Business

Acadia Healthcare Company, Inc. (hereinafter referred to as “Acadia” or the “Company”) was formed in October 2005 as a limited liability company under the provisions of the Delaware Limited Liability Act (the “Act”). On May 13, 2011, the Company was converted to a C-corporation registered as Acadia Healthcare Company, Inc. Until November 1, 2011, the Company was a wholly-owned subsidiary of Acadia Healthcare Holdings, LLC (hereafter referred to as “Holdings” or the “Member”). The Company’s principal business is to develop and operate inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral health services to better serve the behavioral health and recovery needs of communities throughout the United States.

2. Recent Developments

On November 1, 2011, the Company completed its merger with PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a publicly-held behavioral health services company based in Massachusetts. In connection with the PHC merger, the Company issued $150.0 million of 12.875% Senior Notes due 2018 and used the proceeds of such debt issuance primarily to pay a cash dividend of $74.4 million to existing Acadia stockholders, repay PHC indebtedness of $26.4 million, fund the $5.0 million cash portion of the merger consideration issued to the holders of PHC’s Class B Common Stock, pay a $20.6 million fee to terminate the professional services agreement between Acadia and Waud Capital Partners and pay transaction-related expenses. The Senior Notes were issued at a discount of $2.5 million. Additionally, pursuant to the merger agreement, the Company issued 4,891,667 shares of common stock of Acadia Healthcare Company, Inc. to the holders of PHC’s Class A Common Stock and Class B Common Stock based on a one-to-four conversion rate and 19,566,668 PHC shares outstanding immediately prior to the merger.

3. Basis of Presentation

The business of the Company is conducted through limited liability companies and C-corporations, each of which is a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2011. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

4. Acquisitions

On April 1, 2011, the Company acquired all of the equity interests of Youth and Family Centered Services, Inc. (“YFCS”). YFCS operates 13 behavioral health facilities across the United States. The preliminary value of the total consideration is approximately $178 million. The qualitative factors comprising goodwill include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance and applying best practices throughout the combined company. Approximately $26.5 million of the goodwill associated with the YFCS acquisition is deductible for federal income tax purposes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

The preliminary fair values of assets acquired and liabilities assumed at the acquisition date, which are subject to revision as more detailed analysis is completed and additional information related to the fair value of intangible assets and other assets acquired and liabilities assumed becomes available, are as follows (in thousands):

Cash	$33
Accounts receivable	17,606
Prepaid expenses and other current assets	2,327
Deferred tax asset – current	1,935
Property and equipment	31,641
Goodwill	137,924
Intangible assets	19,421
Other long-term assets	2,219

Total assets acquired	213,106
Accounts payable	3,028
Accrued salaries and benefits	8,878
Other accrued expenses	2,952
Deferred tax liability – long-term	18,691
Other long-term liabilities	1,510

Total liabilities assumed	35,059

Net assets acquired	$178,047

Transaction-related expenses of $2.2 million and $10.6 million for the three and nine months ended September 30, 2011, respectively, relate to the acquisition of YFCS and the merger with PHC. Transaction-related expenses include $1.4 million related to severance costs for YFCS employees not retained by the Company. Additionally, the Company assumed an obligation of YFCS to make certain change-of-control payments of $2.2 million to certain executives of YFCS pursuant to pre-existing employment agreements. The total severance liability decreased to $2.1 million as of September 30, 2011 as a result of $1.5 million of payments made during the period from the acquisition date to September 30, 2011.

Pro Forma Information

The consolidated statement of operations for the nine months ended September 30, 2011 includes revenue of $92.4 million and income from continuing operations before income taxes of $7.8 million for YFCS relating to the period from April 1, 2011 to September 30, 2011. The following table provides certain pro forma financial information for the Company as if the YFCS acquisition occurred as of January 1, 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Revenue	$191,705	$186,125
Income (loss) from continuing operations, before income taxes	$(11,312)	$22,381

5. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill for the nine months ended September 30, 2011 (in thousands):

Balance at January 1, 2011	$9,157
YFCS acquisition	137,924

Balance at September 30, 2011	$147,081

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

Other identifiable intangible assets and related accumulated amortization consist of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Intangible assets subject to amortization:
Trademarks	$85	$85	$(73)	$(64)
Patient-related intangible assets	1,200	—	(1,200)	—
Non-compete agreements	588	266	(403)	(207)

	1,873	351	(1,676)	(271)
Intangible assets not subject to amortization:
Licenses and accreditations	8,329	129	—	—
Certificates of need	10,361	335	—	—

	18,690	464	—	—

Total	$20,563	$815	$(1,676)	$(271)

In connection with the YFCS acquisition, the Company acquired $19.4 million of intangible assets consisting of patient-related intangible assets of $1.2 million, non-compete agreements of $0.3 million, licenses and accreditations of $8.2 million and certificates of need of $9.7 million. The intangible assets acquired from YFCS have been recorded at preliminary estimates of fair value that are subject to change upon completion of the Company’s valuation analyses. The patient-related intangible assets, which represent the value associated with the patients admitted to the YFCS facilities as of the acquisition date, have been amortized over the estimated three-month average term in which the existing patients will be discharged. The YFCS non-compete agreements are being amortized on a straight-line basis over the one-year term of the agreements.

Amortization expense for intangible assets during the three and nine months ended September 30, 2011 was approximately $0.1 million and $1.4 million, respectively, compared to $0 and $0.1 million for the three and nine months ended September 30, 2010, respectively. Amortization is computed using the straight-line method over the estimated useful life of the respective asset. The Company’s licenses and accreditations and certificates of need intangible assets have indefinite lives and are therefore not subject to amortization.

6. Property and Equipment

Property and equipment consists of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Land	$11,164	$3,254
Building and improvements	40,691	15,606
Equipment	6,087	2,626
Construction in progress	4,871	589

	62,813	22,075
Accumulated depreciation	(5,030)	(3,323)

	$57,783	$18,752

7. Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. In 2010, the Company ceased operations of its facility located in Hilo, Hawaii. Additionally, as part of the acquisition of YFCS on April 1, 2011, the Company acquired a facility located in Tampa Bay, Florida that was classified as discontinued operations during 2010. The results of operations of these facilities have been reported as discontinued operations in the accompanying condensed consolidated financial statements.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended September,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$533	$50	$1,920

Net (loss) income from discontinued operations	$(599)	$(83)	$(765)	$13

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Senior Secured Credit Facility:
Senior Secured Term Loans	$131,625	$—
Senior Secured Revolving Line of Credit	6,500	—
Secured Promissory Notes	—	9,984

	138,125	9,984
Less: current portion	(6,750)	(9,984)

Long-term debt	$131,375	$—

Senior Secured Credit Facility

On April 1, 2011, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) administered by Bank of America, N.A. and providing $135.0 million of term loans and a revolving credit facility of $30.0 million. The term loans require quarterly principal payments of $1.7 million for June 30, 2011 to March 31, 2013, $3.4 million for June 30, 2013 to March 31, 2014, $4.2 million for June 30, 2014 to March 31, 2015, and $5.1 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016. As of September 30, 2011, the Company had $23.1 million of availability under its revolving line of credit, which reflects the total revolving credit facility of $30.0 million less borrowings of $6.5 million and an undrawn letter of credit of $0.4 million.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of the Company’s domestic subsidiaries and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to the Company’s Consolidated Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate as defined in the credit agreement governing the Senior Secured Credit Facility for borrowings under the Senior Secured Credit Facility was 4.0% and 3.0% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of September 30, 2011. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of September 30, 2011, borrowings under the Senior Secured Credit Facility bore interest at 4.2%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of September 30, 2011, undrawn amounts bore interest at a rate of 0.5%.

Acadia amended its Senior Secured Credit Facility on July 12, 2011 to permit the Company to incur indebtedness so long as certain conditions regarding such indebtedness are satisfied. The amendment became effective on November 1, 2011 upon the consummation of the PHC merger and the issuance of $150.0 million of 12.875% Senior Notes due 2018 (“Senior Notes”), as described in Note 2. The Senior Notes were issued at a discount of $2.5 million.

The Company is subject to customary affirmative and negative covenants under the Senior Secured Credit Facility and the indenture governing the Senior Notes, including restrictions on liens, investments, indebtedness and dividends, and Acadia is subject to specified financial covenants, including a maximum Consolidated Leverage Ratio covenant and a minimum Consolidated Fixed

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

Charge Coverage Ratio (as defined in the credit agreement). As of September 30, 2011, the Company was in compliance with such covenants.

The Company capitalized approximately $5.9 million of debt issuance costs during the nine months ended September 30, 2011 associated with the Senior Secured Credit Facility.

Secured Promissory Notes

The Secured Promissory Notes were repaid on April 1, 2011.

9. Equity Arrangements

The Company was formed as a wholly-owned subsidiary of Holdings and was structured as a single-member limited liability corporation until its conversion to a C-corporation (Acadia Healthcare Company, Inc.) on May 13, 2011. On May 20, 2011, Acadia Healthcare Company, Inc. underwent a stock split by means of a stock dividend of 100,000 shares of common stock for each share of common stock outstanding such that 10,000,000 shares of common stock were issued and outstanding. On November 1, 2011, the Company completed a 1.7633-for-one stock split which resulted in 17,633,116 shares of common stock issued and outstanding on such date.

On April 1, 2011, Holdings amended its limited liability company agreement and its Class A Preferred Units, Class A Common Units, Class B Common Units, and Class B Preferred Units were exchanged for equivalent fair values of Class A Units and Class B Units as of such date. Additionally, on April 1, 2011, Holdings issued Class A Units and Class B Units to investors consisting of Waud Capital Partners or its affiliates and certain members of Acadia management for cash proceeds of $52.5 million.

On November 1, 2011, Holdings was dissolved and the 17,633,116 shares of common stock of Acadia Healthcare Company, Inc. were distributed to the members of Holdings, consisting of Waud Capital Partners or its affiliates and certain members of Acadia management, in accordance with their respective ownership interests. Additionally, on November 1, 2011, 4,891,667 shares of common stock of Acadia Healthcare Company, Inc. were issued to the PHC stockholders as part of the merger consideration.

10. Equity-Based Compensation

On January 4, 2010, certain members of senior management purchased 3,650 Class A Preferred Units and 3,650 Class A Common Units. The Company loaned the members of management the funds necessary to purchase these units pursuant to a three year recourse secured note bearing interest at 8% annually. Since these units contained certain repurchase provisions, they were accounted for as liability awards. The Company also issued 1,000 Class B Preferred Units and 19,000 Class B Common Units to senior management which only vest upon the occurrence of a certain qualified change in control. Accordingly, at December 31, 2010 none of the Class B Preferred Units and none of the Class B Common Units held by management were vested. The fair value of management’s Class A Preferred Units and Class A Common Units at December 31, 2010 was approximately $0.6 million. The fair value of management’s Class B Preferred Units and Class B Common Units at December 31, 2010 was approximately $5.9 million. There were no cancellations and no forfeitures on: (1) the Class A Preferred Units; (2) the Class A Common Units; (3) the Class B Preferred Units; and (4) the Class B Common Units. On April 1, 2011, in connection with the acquisition of YFCS, the vesting of the Class B Preferred Units and Class B Common Units was accelerated. The Class A Preferred Units, Class A Common Units, Class B Preferred Units, and Class B Common Units were exchanged for 5,650 new Class A units, 5,650 new Class B units, and $0.9 million in cash. As a result of the modification of the awards to accelerate the vesting, the Company recognized approximately $6.1 million of equity-based compensation expense on April 1, 2011. The fair value of the units and the recognized compensation expense were determined based on approximately $36.0 million of contemporaneous cash investments from Waud Capital Partners or its affiliates and approximately $16.5 million of contemporaneous cash investments from new members of Acadia’s management on April 1, 2011.

On April 1, 2011, Holdings issued Class C Units and Class D Units (the “Management Incentive Units”) to certain members of management. Under the terms of the limited liability company agreement, the Management Incentive Units do not have value until certain performance targets are met. The Class C Units vest evenly over a five-year period on each of the first five anniversaries from the date of issuance and the Class D Units were immediately vested at the date of issuance. The Management Incentive Units contain certain repurchase provisions requiring such to be accounted for as liability awards. The estimated fair value of the Management Incentive Units of $13.7 million as of September 30, 2011 was based on various factors, including the value implied by the anticipated PHC merger and analyses of relevant EBITDA multiples as supported by guideline companies, and resulted in $13.7 million of equity-based compensation expense relating to the Management Incentive Units as of September 30, 2011. Such equity-based

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

compensation expense will be adjusted in the fourth quarter of 2011 based on the fair value of common stock distributed to the unitholders in exchange for the Management Incentive Units upon closing of the PHC merger.

11. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, using 17,633,116 shares of common stock as the weighted-average shares outstanding. All shares and per share amounts have been adjusted to reflect the stock splits completed on May 20, 2011 and November 1, 2011.

12. Income Taxes

Acadia was formed as a limited liability company (LLC) that is taxed as a partnership for federal and state income tax purposes. Some of Acadia’s subsidiaries are organized as LLCs and others as corporations. Prior to April 1, 2011, the Company and its subsidiary LLCs were taxed as flow-through entities and as such, the results of operations of the Company related to the flow-through entities were included in the income tax returns of its members. On April 1, 2011, the Company and its wholly-owned LLC subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, henceforth income taxes are the obligation of the Company.

Management is not aware of any course of action or series of events that have occurred that might adversely affect the Company’s flow-through tax status for periods prior to April 1, 2011.

The Company has made tax payments of $2.3 million for both the three and nine months ended September 30, 2011.

The Company’s provision for income taxes for continuing operations of $0.9 million and $3.4 million for the three and nine months ended September 30, 2011, respectively, consists of (a) current and deferred tax expense on the respective periods’ operating results and (b), the recognition of deferred tax expense attributable to the change in federal and state tax status of the Company and its wholly-owned LLC subsidiaries, in accordance with ASC 740 on April 1, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Current deferred tax assets are included in other current assets and non-current deferred tax liabilities are included in other liabilities on the Company’s condensed consolidated balance sheets. Deferred tax assets and liabilities of the Company at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Net operating losses and tax credit carryforwards - federal and state	$1,890	$691
Intangibles	—	44
Fixed asset basis difference	2,160	—
Prepaid items	—	57
Bad debt allowance	71	6
Accrued compensation and severance	1,659	74
Accrued expenses	1,276	376
Insurance reserves	309	315
Other assets	94	21
Valuation allowance	(898)	(447)

Total deferred tax assets	6,561	1,137
Fixed asset basis difference	(626)	(947)
Prepaid items	(72)	—
Intangibles	(22,365)	—

Total deferred tax liabilities	(23,063)	(947)

Net deferred tax asset (liability)	$(16,502)	$190

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

13. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The following table summarizes the financial instruments as of September 30, 2011 and December 31, 2010, which are recorded at fair value (in thousands):

	$1,254	$1,254	$1,254	$1,254
	Level 1	Level 2	Level 3	Balance at September 30, 2011
Cash and cash equivalents	$1,254	$—	$—	$1,254

	$1,254	$1,254	$1,254	$1,254
	Level 1	Level 2	Level 3	Balance at December 31, 2010
Cash and cash equivalents	$8,614	$—	$—	$8,614

14. Commitments and Contingencies

The Company is, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, business tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In the opinion of management, the Company is not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations or wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare program.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial position or results of operations.

15. Recently Issued Accounting Standards

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Recoveries,” which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. ASU 2010-24 states that insurance liabilities should not be presented net of insurance recoveries and that an insurance receivable should be recognized on the same basis as the liabilities, subject to the need for a valuation allowance for uncollectible accounts. ASU 2010-24 is effective for fiscal years beginning after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this standard increased other current assets by $1.0 million, other assets by $1.8 million, other current liabilities by $1.0 million and other long-term liabilities by $1.8 million in the condensed consolidated balance sheet as of September 30, 2011 as compared to December 31, 2010.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2011 – (Continued)

In December 2010, the FASB issued ASU 2010-28, “Intangible — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes became effective for the Company beginning January 1, 2011 and have been reflected in the notes to the consolidated financial statements.

In July 2011, the FASB issued ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenue will be required to be reported net of both contractual discounts and its provision for doubtful accounts. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2011-7 is not expected to impact the Company’s financial position, results of operations or cash flows although it will impact the presentation of the statement of operations and require additional disclosures.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify how entities test goodwill for impairment. The update permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains forward-looking statements based on current projections about operations, industry, financial condition and liquidity. Words such as “will,” “should,” “anticipate,” “predict,” “potential,” “estimate,” “expect,” “continue,” “may,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance or the business identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements.

Factors that could cause actual results to differ materially from those forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to:

•	our significant indebtedness and ability to incur substantially more debt;

•	our future cash flow and earnings;

•	our ability to meet our debt obligations;

•	the impact of payments received from the government and third-party payers on our revenues and results of operations;

•	the impact of the economic and employment conditions in the United States on our business and future results of operations;

•	the impact of recent health care reform;

•	the impact of our highly competitive industry on patient volumes;

•	the impact of recruitment and retention of quality psychiatrists and other physicians on our performance;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and our local facility management personnel;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	difficulties in successfully integrating the YFCS and PHC facilities and operations or realizing the potential benefits and synergies of these acquisitions;

•	the impact on our growth strategy from difficulties in acquiring facilities in general and from not-for-profit entities due to regulatory scrutiny;

•	difficulties in improving the operations of the facilities we acquire;

•	the impact of unknown or contingent liabilities on facilities we acquire;

•	the impact of state efforts to regulate the construction or expansion of health care facilities on our ability to operate and expand our operations;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our common stock;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the impact of legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the fact that we have not previously been required to comply with the regulatory requirements applicable to reporting companies; and

•	our status as a “controlled company.”

All forward-looking statements reflect present expectations of future events by management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Investors are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Our business strategy is to acquire and develop inpatient behavioral health care facilities and improve our operating results within our inpatient facilities and our other behavioral health care operations. From 2006 through 2010, the Company acquired 8 inpatient behavioral and substance abuse facilities. During this time, the Company also closed two underperforming assets. Our goal is to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral health care services through expansion of our current locations as well as developing new services within existing locations.

On April 1, 2011, Acadia completed the acquisition of YFCS, a provider of behavioral health care services, for $178.0 million. YFCS operates 13 facilities in 8 states and offers a broad array of behavioral programs to adults, adolescents and children. These programs include behavioral acute and residential care in inpatient facilities, therapeutic group homes, therapeutic foster care services, education, and other community based services. This transaction was financed with a new $135.0 million term loan facility and $10 million of borrowings on a new $30 million revolving credit facility, as well as $52.5 million of new equity contributions. On November 1, 2011, Acadia completed its merger with PHC, a leading national provider of inpatient and outpatient mental health and drug and alcohol addiction treatment programs in Delaware, Michigan, Nevada, Pennsylvania, Utah and Virginia. In connection with the PHC merger, we issued $150.0 million of 12.875% Senior Notes due 2018 and used the proceeds of such debt issuance primarily to pay a cash dividend of $74.4 million to existing Acadia stockholders, repay PHC indebtedness of $26.4 million, fund the $5.0 million cash portion of the merger consideration issued to the holders of PHC’s Class B Common Stock, pay a $20.6 million fee to terminate the professional services agreement between Acadia and Waud Capital Partners and pay transaction-related expenses. The Senior Notes were issued at a discount of $2.5 million. Additionally, pursuant to the merger agreement, we issued 4,891,667 shares of common stock of Acadia Healthcare Company, Inc. to the holders of PHC’s Class A Common Stock and Class B Common Stock based on a one-to-four conversion rate and 19,566,668 PHC shares outstanding immediately prior to the merger.

Upon completion of the acquisition of YFCS and the merger with PHC, Acadia is the leading publicly traded pure-play provider of inpatient behavioral health care services based upon number of licensed beds, operating 34 facilities with approximately 1,950 beds in 18 states.

Income from continuing operations before income taxes increased to $4.6 million for the three months ended September 30, 2011 compared to $1.8 million for the three months ended September 30, 2010, or an increase of 151.8%. The increase in income from continuing operations was a direct result of the increase in net revenues, which increased 297.3% primarily as a result of the YFCS acquisition. The loss from continuing operations before income taxes was $14.8 million for the nine months ended September 30, 2011 compared to income from continuing operations before income taxes of $6.1 million for the nine months ended September 30, 2010. This decrease in income from continuing operations before income taxes primarily resulted from $19.8 million of equity-based compensation expense and $10.6 million of transaction-related expenses incurred during the nine months ended September 30, 2011 relating to the YFCS acquisition and PHC merger.

Revenue

Patient service revenue is generated by our facilities for services provided to patients on an inpatient and outpatient basis within the behavioral health facilities. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare and Medicaid under provisions of prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

For the three months ended September 30, 2011 and 2010, Medicare accounted for 7% and 27%, respectively, of total revenue. Medicaid accounted for 81% and 38% of total revenue for the three months ended September 30, 2011 and 2010, respectively. Inpatient services revenue comprised approximately 71% and 76% of our total revenue for the three months ended September 30, 2011 and 2010, respectively. Outpatient service and other revenue accounted for 29% and 24% of our total revenue for the three months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011 and 2010, Medicare accounted for 8% and 21%, respectively, of total revenue. For the nine months ended September 30, 2011 and 2010, Medicaid accounted for 77% and 43%, respectively, of total revenue. Inpatient services revenue comprised approximately 70% and 74% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively. Outpatient service and other revenue accounted for 30% and 26% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents revenue by payor type and as a percentage of total revenue for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Private Pay	$430	0.7%	$553	3.5%	$1,332	0.9%	$1,322	2.7%
Commercial	6,739	10.7%	4,907	30.9%	18,640	12.8%	15,369	31.8%
Medicare	4,115	6.5%	4,266	26.9%	11,454	7.8%	10,184	21.1%
Medicaid	51,083	81.0%	5,957	37.5%	112,944	77.3%	20,917	43.3%
Other	691	1.1%	189	1.2%	1,649	1.1%	552	1.1%

Total	$63,058	100.0%	$15,872	100.0%	$146,019	100.0%	$48,344	100.0%

The following tables present a summary of our aging as a percentage of accounts receivable as of September 30, 2011 and December 31, 2010:

September 30, 2011	Current	30-90	90-150	>150	Total
Private Pay	0.8%	1.9%	0.3%	0.2%	3.2%
Commercial	11.0%	3.3%	0.9%	0.9%	16.1%
Medicare	6.2%	0.2%	0.1%	0.2%	6.7%
Medicaid	57.7%	12.1%	2.4%	1.8%	74.0%

Total	75.7%	17.5%	3.7%	3.1%	100.0%

December 31, 2010	Current	30-90	90-150	>150	Total
Private Pay	1.6%	2.7%	1.4%	1.0%	6.7%
Commercial	16.8%	11.7%	3.1%	0.3%	31.9%
Medicare	15.9%	2.2%	0.4%	0.4%	18.9%
Medicaid	29.4%	11.2%	1.0%	0.9%	42.5%

Total	63.7%	27.8%	5.9%	2.6%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$63,058	100.0%	$15,872	100.0%	$146,019	100.0%	$48,344	100.0%
Salaries, wages and benefits	39,752	63.0%	9,458	59.6%	110,750	75.8%	28,980	59.9%
Professional fees	2,352	3.7%	265	1.7%	5,111	3.5%	1,151	2.4%
Supplies	3,406	5.4%	1,015	6.4%	7,665	5.3%	2,851	5.9%
Rents and leases	1,663	2.6%	325	2.0%	3,725	2.6%	961	2.0%
Other operating expenses	5,018	8.0%	1,736	10.9%	12,954	8.9%	4,980	10.3%
Provision for doubtful accounts	662	1.1%	617	3.9%	1,664	1.1%	1,803	3.7%
Depreciation and amortization	913	1.4%	248	1.6%	3,114	2.1%	728	1.5%
Interest expense	1,928	3.1%	191	1.2%	4,143	2.8%	549	1.1%
Sponsor management fees	545	0.9%	105	0.6%	1,135	0.8%	105	0.2%
Transaction-related expenses	2,233	3.5%	91	0.6%	10,594	7.3%	104	0.2%

	58,472	92.7%	14,051	88.5%	160,855	110.2%	42,212	87.2%

Income (loss) from continuing operations, before income taxes	4,586	7.3%	1,821	11.5%	(14,836)	(10.2)%	6,132	12.8%
Provision for income taxes	864	1.4%	172	1.1%	3,382	2.3%	459	0.9%

Income (loss) from continuing operations	$3,722	5.9%	$1,649	10.4%	$(18,218)	(12.5)%	$5,673	11.9%

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Revenue. Revenue increased $47.2 million, or 297.3%, to $63.1 million for the three months ended September 30, 2011 compared to $15.9 million for the three months ended September 30, 2010. The increase relates primarily to the $45.4 million of revenue generated from the YFCS facilities acquired on April 1, 2011 for the three months ended September 30, 2011. The remainder of the increase in revenue is attributable to same-facility growth in patient days for the three months ended September 30, 2011 of 11.0% and outpatient visits of 13.8% compared to the three months ended September 30, 2010.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $39.8 million for the three months ended September 30, 2011, or 63.0% of revenue, compared to $9.5 million, or 59.6% of revenue, for the three months ended September 30, 2010, an increase of $30.3 million. The increase in SWB expense as a percent of revenue is attributable to the higher SWB expense associated with the facilities acquired from YFCS on April 1, 2011 and the additional corporate support to facilitate the acquisition and integration of the combined companies. Same-facility SWB expense was $10.3 million for the three months ended September 30, 2011, or 58.6% of revenue, compared to $9.5 million for the three months ended September 30, 2010, or 59.6% of revenue.

Professional fees. Professional fees were $2.4 million for the three months ended September 30, 2011, or 3.7% of revenue, compared to $0.3 million for the three months ended September 30, 2010, or 1.7% of revenue. The increase in professional fees is attributable to the higher professional fees associated with the facilities acquired from YFCS on April 1, 2011. Same-facility professional fees were $0.4 million for the three months ended September 30, 2011, or 2.3% of revenue, compared to $0.3 million for the three months ended September 30, 2010, or 1.7% of revenue.

Supplies. Supplies expense was $3.4 million for the three months ended September 30, 2011, or 5.4% of total revenue, compared to $1.0 million for the three months ended September 30, 2010, or 6.4% of revenue. Same-facility supplies expense was $1.1 million for the three months ended September 30, 2011, or 6.4% of revenue, compared to $1.0 million for the three months ended September 30, 2010, or 6.4% of revenue.

Rents and leases. Rents and leases were $1.7 million for the three months ended September 30, 2011, or 2.6% of total revenue, compared to $0.3 million for the three months ended September 30, 2010, or 2.0% of total revenue. The increase in rents and leases is attributable to the YFCS acquisition on April 1, 2011. Same-facility rents and leases were $0.3 million for the three months ended September 30, 2011, or 1.9% of revenue, compared to $0.3 million for the three months ended September 30, 2010, or 2.0% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $5.0 million for the three months ended September 30, 2011, or 8.0% of revenue, compared to $1.7 million for the three months ended September 30, 2010, or 10.9% of revenue. The decrease in other operating expenses as a percentage of revenue is attributable to the lower other operating expenses associated with the facilities acquired from YFCS on April 1, 2011. Same-facility other operating expenses were $2.1 million for the three months ended September 30, 2011, or 12.2% of revenue, compared to $1.7 million for the three months ended September 30, 2010, or 10.9% of revenue.

Provision for doubtful accounts. The provision for doubtful accounts was $0.7 million for the three months ended September 30, 2011, or 1.1% of revenue, compared to $0.6 million for the three months ended September 30, 2010, or 3.9% of revenue. The decrease in the provision for doubtful accounts as a percentage of revenue is attributable to the lower volumes of private pay admissions and bad debts associated with the facilities acquired from YFCS on April 1, 2011. The same-facility provision for doubtful accounts was $0.6 million for the three months ended September 30, 2011, or 3.5% of revenue, compared to $0.6 million for the three months ended September 30, 2010, or 3.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $0.9 million for the three months ended September 30, 2011, or 1.4% of revenue, compared to $0.2 million for the three months ended September 30, 2010, or 1.6% of revenue. The increase in depreciation and amortization is attributable to the YFCS acquisition on April 1, 2011.

Interest expense. Interest expense was $1.9 million for the three months ended September 30, 2011 compared to $0.2 million for the three months ended September 30, 2010. The increase in interest expense is a result of the $145.0 million we borrowed under our Senior Secured Credit Facility on April 1, 2011.

Sponsor management fees. Sponsor management fees were $0.5 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. Sponsor management fees relate to our professional services agreement with Waud Capital Partners, which was terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $2.2 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. Transaction-related expenses represent costs incurred in the respective periods related to the acquisition of YFCS on April 1, 2011 and the merger with PHC completed on November 1, 2011.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Revenue. Revenue increased $97.7 million, or 202.0%, to $146.0 million for the nine months ended September 30, 2011 compared to $48.3 million for the nine months ended September 30, 2010. The increase relates primarily to the $92.4 million of revenue generated from the acquisition of YFCS on April 1, 2011 for the nine months ended September 30, 2011. The remainder of the increase in revenue is attributable to same-facility growth in patient days for the nine months ended September 30, 2011 of 7.0% and outpatient visits of 16.4% compared to the nine months ended September 30, 2010.

Salaries, wages and benefits. SWB expense was $110.8 million for the nine months ended September 30, 2011 compared to $29.0 million for the nine months ended September 30, 2010, an increase of $81.8 million. SWB expense includes $19.8 million of equity-based compensation expense for the nine months ended September 30, 2011. This equity-based compensation was realized because the YFCS acquisition and the PHC merger have provided a means to measure the fair market value of these awards. We do not expect equity-based compensation to be this significant in future periods because the merger of PHC exchanged this equity for common stock of the combined company. There was no equity-based compensation expense during the nine months ended September 30, 2010. Excluding equity-based compensation expense, SWB expense was $90.9 million, or 62.3% of revenue, for the nine months ended September 30, 2011, compared to 59.9% of revenue for the nine months ended September 30, 2010. The increase in SWB expense, excluding equity-based compensation expense, as a percent of revenue is attributable to the higher SWB expense associated with the facilities acquired from YFCS on April 1, 2011. Same-facility SWB expense, excluding equity-based compensation expense, was $31.0 million for the nine months ended September 30, 2011, or 57.9% of revenue, compared to $29.0 million for the nine months ended September 30, 2010, or 59.9% of revenue.

Professional fees. Professional fees were $5.1 million for the nine months ended September 30, 2011, or 3.5% of revenue, compared to $1.2 million for the nine months ended September 30, 2010, or 2.4% of revenue. Same-facility professional fees were $1.2 million for the nine months ended September 30, 2011, or 2.2% of revenue, compared to $1.2 million for the nine months ended September 30, 2010, or 2.4% of revenue.

Supplies. Supplies expense was $7.7 million for the nine months ended September 30, 2011, or 5.3% of revenue, compared to $2.9 million for the nine months ended September 30, 2010, or 5.9% of revenue. Same-facility supplies expense was $3.1 million for the nine months ended September 30, 2011, or 5.8% of revenue, compared to $2.9 million for the nine months ended September 30, 2010, or 5.9% of revenue.

Rents and leases. Rents and leases were $3.7 million for the nine months ended September 30, 2011, or 2.6% of revenue, compared to $1.0 million for the nine months ended September 30, 2010, or 2.0% of revenue. The increase in rents and leases is attributable to the acquisition of YFCS on April 1, 2011. Same-facility rents and leases were $1.0 million for the nine months ended September 30, 2011, or 1.9% of revenue, compared to $1.0 million for the nine months ended September 30, 2010, or 2.0% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $13.0 million for the nine months ended September 30, 2011, or 8.9% of revenue, compared to $5.0 million for the nine months ended September 30, 2010, or 10.3% of revenue. The decrease in other operating expenses as a percentage of revenue is attributable to the lower other operating expenses associated with the facilities acquired from YFCS on April 1, 2011. Same-facility other operating expenses were $6.0 million for the nine months ended September 30, 2011, or 11.1% of revenue, compared to $5.1 million for the nine months ended September 30, 2010, or 10.6% of revenue.

Provision for doubtful accounts. The provision for doubtful accounts was $1.7 million for the nine months ended September 30, 2011, or 1.1% of revenue, compared to $1.8 million for the nine months ended September 30, 2010, or 3.7% of revenue. The decrease in the provision for doubtful accounts is attributable to the lower volumes of private pay admissions and bad debts associated with the facilities acquired from YFCS on April 1, 2011. The same-facility provision for doubtful accounts was $1.7 million for the nine months ended September 30, 2011, or 3.1% of revenue, compared to $1.8 million for the nine months ended September 30, 2010, or 3.7% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $3.1 million for the nine months ended September 30, 2011, or 2.1% of revenue, compared to $0.7 million for the nine months ended September 30, 2010, or 1.5% of revenue. The increase in depreciation and amortization is attributable to the acquisition of YFCS on April 1, 2011.

Interest expense. Interest expense was $4.1 million for the nine months ended September 30, 2011 compared to $0.5 million for the nine months ended September 30, 2010. The increase in interest expense is a result of the $145.0 million we borrowed under our Senior Secured Credit Facility on April 1, 2011.

Sponsor management fees. Sponsor management fees were $1.1 million for the nine months ended September 30, 2011 compared to $0.1 million for the nine months ended September 30, 2010. Sponsor management fees relate to our professional services agreement with Waud Capital Partners, which was terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $10.6 million for the nine months ended September 30, 2011 compared to $0.1 million for the nine months ended September 30, 2010. Transaction-related expenses represent costs incurred in the respective periods related to the acquisition of YFCS on April 1, 2011 and the merger with PHC completed on November 1, 2011.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2011 was $8.6 million compared to $5.3 million for the nine months ended September 30, 2010. The increase in cash provided by continuing operating activities is primarily attributable to cash provided by continuing operating activities of the YFCS facilities acquired on April 1, 2011. Cash provided by continuing operating activities includes transaction-related expenses. As of September 30, 2011, our current liabilities included approximately $2.8 million of transaction-related expenses incurred related to the YFCS acquisition and PHC merger. Days sales outstanding for the nine months ended September 30, 2011 was 37 compared to 36 for the nine months ended September 30, 2010.

Cash used in continuing investing activities for the nine months ended September 30, 2011 was $187.6 million compared to $1.0 million for the nine months ended September 30, 2010. Cash used in continuing investing activities for the nine months ended September 30, 2011 primarily consisted of cash paid for the YFCS acquisition of $178.0 million, cash paid for capital expenditures of $6.8 million and cash paid for a real estate acquisition of $2.2 million. Cash used for routine and expansion capital expenditures was approximately $1.9 million and $7.0 million, respectively, for the nine months ended September 30, 2011. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 1.3% of our net revenue for the nine months ended September 30, 2011. Cash used in continuing investing activities for the nine months ended September 30, 2010 consisted primarily of $0.6 million in cash paid for capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2011 was $172.9 million compared to cash used in financing activities of $2.4 million for the nine months ended September 30, 2010. Cash provided by financing activities for the nine months ended September 30, 2011 primarily consisted of term loan borrowings under our Senior Secured Credit Facility of $135.0 million, net borrowings under the revolver portion of our Senior Secured Credit Facility of $6.5 million, contributions from Holdings of $51.0 million and repayments of long-term debt of $10.0 million. Cash used in financing activities for the nine months ended September 30, 2010 primarily consisted of capital distributions of $2.2 million.

Senior Secured Credit Facility

To finance our acquisition of YFCS and refinance our $10.0 million secured promissory note, we entered into the Senior Secured Credit Facility on April 1, 2011. The Senior Secured Credit Facility, administered by Bank of America, N.A., includes $135.0 million of term loans and a revolving credit facility of $30.0 million. As of September 30, 2011, we had $23.1 million of availability under our revolving line of credit, which reflects the total revolving credit facility of $30.0 million less borrowings of $6.5 million and an undrawn letter of credit of $0.4 million. The term loans require quarterly principal payments of $1.7 million for June 30, 2011 to March 31, 2013, $3.4 million for June 30, 2013 to March 31, 2014, $4.2 million for June 30, 2014 to March 31, 2015, and $5.1 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.0% and 3.0% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of September 30, 2011. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of September 30, 2011, borrowings under the Senior Secured Credit Facility bore interest at 4.2%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of September 30, 2011, undrawn amounts bore interest at a rate of 0.50%.

In connection with the PHC merger, we entered into a second amendment to our Senior Secured Credit Facility dated July 12, 2011 (the “Second Amendment”), which became effective in connection with the consummation of the PHC merger. The Second Amendment permitted Acadia to consummate the PHC merger, make a cash payment to existing stockholders and enter into related transactions, including the incurrence of additional indebtedness. The Second Amendment provides for a change in the interest rate applicable to borrowings under the Senior Secured Credit Facility based upon Acadia’s Consolidated Leverage Ratio (defined as Consolidated Funded Indebtedness to Consolidated EBITDA, in each case as defined in the Senior Secured Credit Facility). Interest rates and the commitment fee on unused commitments related to the Senior Secured Credit Facility will be based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	<2.75:1.0	3.50%	2.50%	0.45%
2	2.75:1.0 but <3.25:1.0	3.75%	2.75%	0.50%
3	3.25:1.0 but <3.75:1.0	4.00%	3.00%	0.50%
4	3.75:1.0 but <5.00:1.0	4.25%	3.25%	0.55%
5	5.00:1.0	4.50%	3.50%	0.55%

The Second Amendment provides that the applicable rate for Eurodollar Rate Loans and Base Rate Loans will be 4.50% and 3.50%, respectively, from the date of consummation of the merger through the date of delivery of a compliance certificate for the first fiscal quarter ending after consummation of the merger.

The Senior Secured Credit Facility, as amended by the Second Amendment, requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

•

the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) interest rate hedging; (ix) further assurances; and (x) additional collateral and guarantor requirements.

•

the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 4.0% of total revenues of Acadia and its subsidiaries and including a 100% carry-forward of unused amounts to the immediately succeeding fiscal year); (xv) operations of Acadia (other than as a passive holding company); and (xvi) amendments to certain material agreements. Acadia is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

•	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.20:1.00 as of the end of any fiscal quarter;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
September 30, 2011	6.25:1.0
December 31, 2011	6.00:1.0
March 31, 2012	6.00:1.0
June 30, 2012	6.00:1.0
September 30, 2012	6.00:1.0
December 31, 2012	5.50:1.0
March 31, 2013	5.50:1.0
June 30, 2013	5.50:1.0
September 30, 2013	5.50:1.0
December 31, 2013	4.75:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014 and each fiscal quarter ending thereafter	4.00:1.0

•	The senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
September 30, 2011	3.50:1.0
December 31, 2011	3.00:1.0
March 31, 2012	3.00:1.0
June 30, 2012	3.00:1.0
September 30, 2012	3.00:1.0
December 31, 2012 and each fiscal quarter ending thereafter	2.50:1.0

As of September 30, 2011, Acadia was in compliance with such covenants.

Senior Notes

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 (“Senior Notes”). The Senior Notes were issued at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We will pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

        The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to: (i) incur or guarantee additional indebtedness or issue certain preferred stock; (ii) pay dividends on the Company’s equity interests or redeem, repurchase or retire the Company’s equity interests or subordinated indebtedness; (iii) transfer or sell assets; (iv) make certain investments; (v) incur certain liens; (vi) create restrictions on the ability of the Company’s subsidiaries to pay dividends or make other payments to the Company; (vii) engage in certain transactions with the Company’s affiliates; and (viii) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets.

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2011 and does not give effect to the PHC merger (dollars in thousands):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Long-term debt (a)	$12,237	$35,121	$112,924	$—	$160,282
Operating leases	5,251	6,063	2,768	1,297	15,379
Purchase and other obligations (b)	2,316	—	—	—	2,316

Total obligations and commitments	$19,804	$41,184	$115,692	$1,297	$177,977

(a)	Amounts include required principal payments and related interest payments based on the interest rates applicable to such long-term debt as of September 30, 2011.
(b)	Amounts relate to future purchase obligations, including commitments to purchase property and equipment or complete existing capital projects in future periods.

Off Balance Sheet Arrangements

Acadia has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2011 was comprised of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.8 million on an annual basis based upon our borrowing level at September 30, 2011. With the issuance of $150.0 million of 12.875% Senior Notes due 2018 on November 1, 2011, our debt portfolio now consists of both variable rate and fixed rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, business tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331))

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (Incorporated by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2011)

4.1	Indenture, dated as of November 1, 2011, among the Registrant, the Guarantors named therin and U.S. Bank National Association, as Trustee (Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331))

4.2	Form of Notes (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Registrant, the Guarantors named therin and Jefferies & Company, Inc. (Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331))

4.4	Stockholders Agreement, dated as of November 1, 2011, by and among the Registrant and each of the WCP and Management Investors Named therein (Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331))

10.1	First Amendment to Credit Agreement (Incorporated by reference to exhibits filed with the Registrants Registration Statement on Form S-4 (Registration No. 333-175523))

10.2	Second Amendment to Credit Agreement (Incorporated by reference to exhibits filed with the Registrants Registration Statement on Form S-4 (Registration No. 333-175523))

10.3	Amended and Restated Commitment Letter (Incorporated by reference to exhibits filed with the Registrants Registration Statement on Form S-4 (Registration No. 333-175523))

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed or furnished herewith
**	Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ JACK E. POLSON
Jack E. Polson
Chief Financial Officer

Dated: November 14, 2011