Form 10-K
period 2011-12-31
Acadia Healthcare Company, Inc.
filed 2012-03-13
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35331

ACADIA HEALTHCARE COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-2492228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830 Crescent Centre Drive, Suite 610

Franklin, Tennessee 37067

(615) 861-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, there was no active trading market for the registrant’s common stock. The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of November 1, 2011 (the date that the registrant’s common stock, par value $0.01 per share, began trading on the NASDAQ Global Market) was approximately $44.0 million, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Market of $9.00 per share and 4,891,667 shares of publicly traded common stock on such date.

As of March 13, 2012, there were 32,115,929 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be held on May 10, 2012 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services in the United States. Our principal business is to develop and operate inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral health services to better serve the behavioral health and recovery needs of communities throughout the United States. As of March 1, 2011, following the Haven Behavioral Healthcare Holdings, LLC (“Haven”) acquisition discussed below, we operated a total of 32 behavioral healthcare inpatient and outpatient facilities, with over 2,100 licensed beds, in 19 states. We believe that our primary focus on the provision of behavioral health services allows us to operate more efficiently and provide higher quality care than our competitors. On a pro forma basis for the years ended December 31, 2011 and 2010, giving effect to acquisitions completed during 2011, we generated revenue of $330.4 million and $314.2 million, respectively.

On March 1, 2012, we completed the acquisition of three inpatient behavioral healthcare facilities with a combined 166 licensed beds from Haven for $91.0 million of cash consideration using the net proceeds from the December 2011 sale of our common stock and borrowings under our senior credit facility.

On December 20, 2011, we completed the offering of 9,583,332 shares of our common stock (including shares sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering) at a price of $7.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of approximately $3.8 million and additional offering-related expenses of approximately $0.9 million, were approximately $67.2 million.

On November 1, 2011, we completed the acquisition of PHC, Inc. (“PHC”), a publicly-traded behavioral health services company providing psychiatric services to individuals who have behavioral health disorders, including alcohol and drug dependency. In connection with our acquisition of PHC, we issued 4,891,667 shares of our common stock to the PHC stockholders and 17,633,117 shares to unitholders of Acadia Healthcare Holdings LLC. Shares of Acadia common stock began trading on the NASDAQ Global Market on November 1, 2011 under the symbol “ACHC.”

On April 1, 2011, we acquired Youth and Family Centered Services, Inc. (“YFCS”), the largest private, for-profit provider of behavioral health, education and long term support services exclusively for abused and neglected children and adolescents. YFCS’ services include residential treatment care, community-based services, acute care, specialized education services, therapeutic group homes, therapeutic foster care and medical and behavioral services.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Market under the symbol “ACHC.” Our principal executive offices are located at 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Competitive Strengths

We believe the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 145 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The combination of the Acadia management team with the operational expertise of the former PSI management team gives us what we believe to be the premier leadership team in the behavioral healthcare industry. The new management team intends to bring its years of experience operating behavioral health facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to the National Institute of Mental Health, approximately 6% of people in the United States suffer from a seriously debilitating mental illness and over 20% of children, either currently or at some point during their life, have had a seriously debilitating mental disorder. We believe the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options. National expenditures on mental health and substance abuse treatment are expected to reach $239 billion in 2014, up from $121 billion in 2003, representing a compound annual growth rate of approximately 6.4%.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, recent healthcare reform is expected to increase access to industry services as more people obtain insurance coverage. A key aspect of reform legislation is the extension of mental health parity protections established into law by the Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA provides for equal coverage between psychiatric or mental health services and conventional medical health services and forbids employers and insurers from placing stricter limits on mental healthcare compared to other health conditions. According to IBISWorld, the MHPAEA is projected to affect more than 113 million individuals.

Leading platform in attractive healthcare niche. We are a leading behavioral healthcare platform in an industry that is undergoing consolidation in an effort to reduce costs and expand programs to better serve the growing need for inpatient behavioral healthcare services. In addition, the behavioral healthcare industry has significant barriers to entry, including (i) significant initial capital outlays required to open new facilities, (ii) expertise required to deliver highly specialized services safely and effectively, and (iii) high regulatory hurdles that require market entrants to be knowledgeable of state and federal laws and facilities to be licensed with local agencies.

Diversified revenue and payor bases. As of December 31, 2011, we operated 29 facilities in 18 states. The acquisitions of YFCS and PHC increased our payor, patient/client and geographic diversity, which mitigates the potential risk associated with any single facility. On a pro forma basis giving effect to the acquisitions of YFCS and PHC for the twelve months ended December 31, 2011, we received 67% of our revenue from Medicaid, 20% from commercial payors, 8% from Medicare, and 5% from private pay and other payors. As we receive Medicaid payments from 23 states, we do not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. On a pro forma basis, our largest facility would have accounted for less than 8% of revenue for the twelve months ended December 31, 2011, and no other facility would have accounted for more than 7% of revenue for the same year. Additionally, on a pro forma basis, no state would have accounted for more than 16% of total revenue for the twelve months ended December 31, 2011. We believe that our increased geographic diversity mitigates the impact of any financial or budgetary pressure that may arise in a particular state where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2011, our maintenance capital expenditures amounted to approximately 1.6% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective behavioral health services, while growing our business, increasing profitability and creating long-term value for our stockholders. To achieve these objectives, we have aligned our activities around the following growth strategies:

Increase margins by enhancing programs and improving performance at existing facilities. We believe we can improve efficiencies and increase operating margins by utilizing our management’s expertise and experience within existing programs and their expertise in improving performance at underperforming facilities. We believe the efficiencies can be realized by investing in growth in strong markets, addressing capital-constrained facilities that have underperformed and improving management systems. Furthermore, the combination of Acadia, YFCS and PHC gives us an opportunity to develop a marketing strategy in many markets which should help us increase the geographic footprint from which our existing facilities attract patients and referrals.

Opportunistically pursue acquisitions. We have established a national platform for becoming the leading dedicated provider of high quality behavioral healthcare services in the U.S. Our industry is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions in various stages of development and consideration. We believe our focus on inpatient behavioral healthcare and history of completing acquisitions provides us with a strategic advantage in sourcing, evaluating and closing acquisitions. We intend to focus our efforts on acquiring additional acute inpatient psychiatric facilities, which should increase the percentage of such facilities in our portfolio. The acquisition of PHC and its recently acquired MeadowWood facility added five inpatient facilities (four offering general psychiatric services and one offering substance abuse services), four outpatient psychiatric facilities, as well as two call centers. We leverage our management team’s expertise to identify and integrate acquisitions based on a disciplined acquisition strategy that focuses on quality of service, return on investment and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and other healthcare professionals and expanding the breadth of services offered by the facilities.

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. The YFCS acquisition presented us with an opportunity to provide a wider array of behavioral health services to patients and clients in the markets YFCS serviced, without increasing the number of our licensed beds. We believe there are similar opportunities to market a broader array of services to the markets served by PHC’s facilities. We also intend to increase licensed bed counts in our existing facilities, with a focus on increasing the number of acute psychiatric beds. For example, we added 76 beds during 2011, added 166 beds on March 1, 2012 and expect to add approximately 132 additional beds by March 31, 2012. Additionally, during the fourth quarter of 2011, 42 beds were converted from residential treatment care beds to acute inpatient psychiatric care beds, which generally have higher reimbursement rates. Furthermore, we believe that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration, especially with respect to our youth and adolescent focused services and our substance abuse services.

Types of Facilities and Services

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; residential treatment centers, group homes, therapeutic group homes and foster care; substance abuse centers; outpatient community-based services; and other behavioral services, including specialized educational services and call centers. The table below presents the percentage of our total revenue on a pro forma basis giving effect to the acquisitions of YFCS and PHC attributed to each category for the year ended December 31, 2011:

Facility/Service	PERCENTAGE OF REVENUE FOR THE YEAR ENDED DECEMBER 31, 2011
(Unaudited)
Acute inpatient psychiatric facilities	27%
Residential treatment centers/group homes	41%
Outpatient community-based services	28%
Substance abuse centers	2%
Other behavioral services	2%

Description of Facilities

Acute Inpatient Psychiatric Facilities

Acute inpatient psychiatric facilities provide a high level of care in order to stabilize patients that are either a threat to themselves or to others. The acute setting provides 24-hour observation, daily intervention and monitoring by psychiatrists. Generally, due to shorter lengths of stay, the related higher patient turnover, and the special security and health precautions required, acute psychiatric hospitals have lower average occupancy than residential treatment centers. Our facilities which offer acute care services provide evaluation and crisis stabilization of patients with severe psychiatric diagnoses through a medical delivery that incorporates structured and intensive medical and behavioral therapies with 24-hour monitoring by a psychiatrist, psychiatric trained nurses, therapists and other direct care staff. Lengths of stay for crisis stabilization and acute care range from three to five days and from five to twelve days, respectively.

As of December 31, 2011, we operated 10 facilities that provided acute care services in addition to other services.

Residential Treatment Centers/Group Homes

Residential treatment centers treat patients with behavioral disorders in a non-hospital setting. The facilities balance therapy activities with social, academic and other activities. Since the setting is less intensive, demands on staffing, security and oversight are generally lower than inpatient psychiatric facilities. In contrast to acute care psychiatric facilities, occupancy can be managed more easily given a longer length of stay. Over time, however, residential treatment centers have continued to serve increasingly severe patients who would have been treated in acute care facilities in earlier years.

We provide residential treatment care through a medical model residential treatment facility, which offers intensive, medically-driven interventions and individualized treatment regimens designed to deal with moderate to high level patient acuity. Children and adolescents admitted to these facilities typically have had multiple prior failed treatment plans, severe physical, sexual and emotional abuse, termination of parental custody, substance abuse, marked deficiencies in social, interpersonal and academic skills and a wide range of psychiatric disorders. Treatment typically is provided by an interdisciplinary team coordinating psychopharmacological, individual, group and family therapy, along with specialized accredited educational programs in both secure and unlocked environments. Lengths of stay range from three months to several years.

As of December 31, 2011, we operated 14 facilities that provided residential treatment care, in addition to other services.

Our group home programs provide family-style living for youths in a single house or apartment within residential communities where supervision and support are provided by 24-hour staff. The goal of a group home program is to teach family living and social skills through individual and group counseling sessions within a real life environment. The residents are encouraged to take responsibility for the home and their health as well as actively take part in community functions. Most attend an accredited and licensed on-premises school or a local public school.

We also operate therapeutic group homes that provide comprehensive treatment services for seriously, emotionally disturbed adolescents. The ultimate goal is to reunite or place these children with their families or prepare them, when appropriate, for permanent placement with a relative or an adoptive family.

We also manage therapeutic foster care programs, which are considered the least restrictive form of therapeutic placement for children and adolescents with emotional disorders. Children and adolescents in our therapeutic foster care programs often are part of the child welfare or juvenile justice system. Care is delivered in private homes with experienced foster parents who are trained to work with children and adolescents with special needs.

As of December 31, 2011, we operated three facilities that provided group home and therapeutic group home services.

Outpatient Community-Based Services

Our community-based services can be divided into two age groups: children and adolescents (seven to 18 years of age) and young children (three months to six years of age). Community-based programs are designed to provide therapeutic treatment to children and adolescents who have a clinically-defined emotional, psychiatric or chemical dependency disorder while enabling the youth to remain at home and within their community. Many patients who participate in community-based programs have transitioned out of a residential facility or have a disorder that does not require placement in a facility that provides 24-hour care.

Community-based programs developed for these age groups provide a unique array of therapeutic services to a very high-risk population of children. These children suffer from severe congenital, neurobiological, speech/motor and early onset psychiatric disorders. These services are provided in clinics and employ a treatment model that is consistent with our interdisciplinary medical treatment approach. Depending on their individual needs and treatment plan, children receive speech, physical, occupational and psychiatric interventions that are coordinated with services provided by their referring primary care physician. The children generally receive treatment during regular business hours.

As of December 31, 2011, we operated eight facilities that provided community-based services.

Substance Abuse Centers

Substance abuse centers (or SACs) provide a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Our detox, inpatient, partial hospitalization and outpatient treatment programs are cost-effective and give patients access to the least restrictive level of care. All programs offer individualized treatment in a supportive and nurturing environment. As of December 31, 2011, we operated two SACs.

Specialized Education Services and Other Behavioral Services

Our accredited grammar, middle and high schools (including charter schools) are unique because of their focus on integrating educational interventions into each child’s individual treatment plan through participation in interdisciplinary treatment team meetings to assist in monitoring and reporting on each child’s clinical progress.

Our education programs are accredited schools that provide a full educational experience to children and adolescents having special education needs. In some states, we provide educational services on an extended school year basis. As a result of the YFCS acquisition, we also have charter schools that utilize teaching methods that address therapeutic needs particular to learning and behavioral deficits of the students.

Our education services also include vocational education and training that may allow those residents to become employable in entry level positions in the communities in which they reside. GED preparation courses are also offered for students who require assistance in developing test-taking skills and who would benefit from tutoring services.

As of December 31, 2011, we operated 11 facilities that provided educational services.

We also offer a variety of other behavioral health services for specialized populations who need specific treatment methods. Programs include “at risk” infant and children clinics, sexually maladaptive behavior (“SMB”) programs, programs for adolescent females, programs for the mentally retarded and developmentally disabled youth and programs for severe and persistently mentally ill youths.

Call Center Operations

We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.

In 1994, PHC began to operate a crisis hotline service under contract with a major transportation client. The hotline, Wellplace, is a national, 24-hour telephone service, which supplements the services provided by the client’s Employee Assistance Programs. The services provided include information, crisis intervention, critical incidents coordination, employee counselor support, client monitoring, case management and health promotion. The hotline is staffed by counselors who refer callers to the appropriate professional resources for assistance with personal problems. Three major transportation companies subscribed to these services as of December 31, 2011. Wellplace also contracts with Wayne County Michigan to operate its call center. This call center is located in mid-town Detroit on the campus of the Detroit Medical Center and provides 24-hour crisis, eligibility and enrollment services for the Detroit-Wayne County Community Mental Health Agency which oversees 56,000 consumers of mental health services in Wayne County Michigan. Wellplace’s primary focus is now on growing its operations to take advantage of current opportunities and capitalize on the economies of scale in providing similar services to other companies and government units.

Facilities

The following table summarizes the services provided by, and information regarding, our facilities as of December 31, 2011.

FACILITY	DATE ACQUIRED/ OPENED	TYPE OF FACILITY OR KEY SERVICES (1)	CITY	STATE	# OF LICENSED BEDS	OWNED/ LEASED
Vermilion	06/06	IPF	Lafayette	LA	54	Leased
Montana	09/06	RTC	Butte	MT	92	Owned
Abilene	11/07	IPF	Abilene	TX	60	Owned
RiverWoods	09/08	IPF	Riverdale	GA	75	Owned
Acadiana	03/09	SAC	Lafayette	LA	41	Leased
The Village	11/09	RTC	Louisville	TN	145	Leased
Ascent	04/11	MBS, ES and CBS	Jonesboro	AR	N/A	Owned
Casa Grande (2)	04/11	RTC	Casa Grande	AZ	32	Owned
Desert Hills	04/11	AC, RTC, TFC, ES and CBS	Albuquerque	NM	100	Owned
Lakeland	04/11	AC, RTC and ES	Springfield	MO	149	Owned
Millcreek-AR	04/11	RTC, MR and ES	Fordyce	AR	172	Leased
Millcreek-Magee	04/11	RTC, MR, TGH, CBS and ES	Magee	MS	206	Leased
Millcreek-Pontotoc	04/11	RTC, CBS and ES	Pontotoc	MS	51	Leased
Options	04/11	RTC, ES and GH	Indianapolis	IN	92	Leased
Parc Place	04/11	RTC, ES	Chandler	AZ	87	Owned
PsychSolutions	04/11	CBS	Miami	FL	N/A	Leased
Resource	04/11	RTC, CBS and ES	Indianapolis	IN	92	Leased
Resolute	04/11	RTC, GH, ES and CBS	Indianapolis	IN	86	Leased
Southwood	04/11	AC, RTC, ES and CBS	Pittsburgh	PA	112	Owned
Detroit Behavioral Institute	11/11	RTC	Detroit	MI	66	Owned
Harmony Healthcare (3)	11/11	OPC	Various locations	NV	N/A	Leased
Harbor Oaks Hospital	11/11	IPF	New Baltimore	MI	71	Owned
Highland Ridge	11/11	IPF	Midvale	UT	41	Leased
MeadowWood	11/11	IPF	New Castle	DE	58	Owned
Mount Regis	11/11	SAC	Salem	VA	25	Owned
Seven Hills Hospital	11/11	IPF	Las Vegas	NV	58	Leased
Wellplace	11/11	OPC	Monroeville	PA	N/A	Leased

(1)

The following definitions apply to the services listed in this column: “IPF” means inpatient psychiatric facility; “RTC” means residential treatment care; “AC” means acute care; “GH” means group home; “TGH” means therapeutic group home; “CBS” means community-based services; “ES” means specialized educational services; “TFC” means therapeutic foster care; “MR” means mentally retarded; “MBS” means medical and behavioral services; “SAC” means substance abuse center; and “OPC” means outpatient psychiatric clinic.

(2)	Closed for renovation prior to the beginning of 2011. Re-opened during first quarter 2012.
(3)	Three outpatient clinics, two located in the city of Las Vegas and one in the city of Henderson, in Nevada.

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid programs and otherwise; (ii) private insurers, including managed care plans; (iii) the federal government under the Medicare Program administered by the Center for Medicare and Medicaid Services (“CMS”); and (iv) directly from other payors including individual patients and clients. For the twelve months ended December 31, 2011, on a pro forma basis giving effect to the the acquisitions of YFCS and PHC, approximately 67% of our revenue came from Medicaid, approximately 20% came from private insurers, approximately 8% came from Medicare and approximately 5% came directly from private pay and other payors.

Regulation

Overview

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. We believe we are in substantial compliance with all applicable laws and regulations and are not aware of any material pending or threatened investigations involving allegations of wrongdoing.

Licensing and Certification

All of our facilities must comply with various federal, state and local licensing and certification regulations and receive periodic inspection by licensing agencies to assure compliance with such laws. The initial and continued licensure of our facilities and certification to participate in the Medicare and Medicaid programs depends upon many factors including various state licensure processes, environment of care, equipment, services, patient care, staff training, personnel, physical environment and the existence of adequate policies, procedures and controls. Federal, state and local agencies survey facilities on a regular basis to determine whether such facilities are in compliance with regulatory operating and health standards and conditions for participating in government programs. Such surveys include review of patient utilization and inspection of standards of patient care.

Certificates of Need

Many of the states in which we operate facilities have enacted certificate of need (“CON”) laws that regulate the construction or expansion of certain healthcare facilities, certain capital expenditures or changes in services or bed capacity. Failure to obtain CON approval of certain activities can result in: our inability to complete an acquisition, expansion or replacement; the imposition of civil or criminal sanctions; the inability to receive Medicare or Medicaid reimbursement, or the revocation of a facility’s license, any of which could harm our business.

Utilization Review

Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed to ensure efficient utilization of facilities and services. The laws and regulations require Quality Improvement Organizations (“QIOs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of length of stay. QIOs may deny payment for services provided, assess fines, or recommend to the Department of Health and Human Services that a provider that is in substantial non-compliance with the Medicare Conditions of Participation be excluded from participating in the Medicare program.

Audits

Most healthcare facilities are subject to federal and state audits to validate the accuracy of claims submitted to the Medicare and Medicaid programs. If these audits identify overpayments, we could be required to make substantial repayments subject to various administrative appeal rights. Several of our facilities have undergone claims audits related to their receipt of healthcare payments during the last several years with no material overpayments identified. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid payments in certain circumstances, which could adversely affect our cash flow.

The Anti-Kickback Statute and Stark Laws

A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state healthcare program. The anti-kickback statute may be found to have been violated if only one purpose of a program is to induce referrals. A provider is not required to have actual knowledge or specific intent to commit a violation of the anti-kickback statute to be found guilty of violating the law.

The anti-kickback statute contains certain exceptions, and the Office of the Inspector General of the Department of Health and Human Services has issued regulations that provide “safe harbors” from federal anti-kickback statute liability for various activities. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities.

Although we believe that our arrangements with physicians, psychiatrists and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws.

These laws and regulations are extremely complex and, in many cases, we do not have the benefit of regulatory or judicial interpretation. It is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our arrangements relating to facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

If we are deemed to have failed to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

The Social Security Act also includes a provision regarding physician self-referrals, commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have an ownership or other financial interest in the furnishing of any “designated health services.” These types of referrals are commonly known as self-referrals. A violation of the Stark Law may result in a denial of payment, require refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that entity fails to report required information, exclusion from the Medicare and Medicaid programs and other federal programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may enforce provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

Federal False Claims Act and Other Fraud and Abuse Provisions

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement, knowingly retaining overpayments and committing cost report fraud. Like the anti-kickback statute, these provisions are very broad.

Violations of the Federal False Claims Act are punishable by fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties. There are many potential bases for liability under the False Claims Act. The Fraud Enforcement and Recovery Act of 2009 has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. The Fraud Enforcement and Recovery Act also clarifies that a false claim violation occurs upon the knowing retention of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state.

A current trend affecting the healthcare industry is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the Federal government.

Further, the Health Insurance Portability and Accountability Act (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse in Medicare. There are civil penalties for prohibited conduct, including, but not limited to billing for medically unnecessary products or services.

HIPAA Administrative Simplification and Privacy Requirements

The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also established federal rules protecting the privacy and security of personal health information. The privacy and security regulations control the use and disclosure of individual healthcare information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of protected health information, extended certain HIPAA provisions to business associates, and created new security breach notification requirements. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. We believe that we have been in material compliance with the HIPAA regulations and have developed our policies and procedures to ensure ongoing compliance.

Mental Health Parity Legislation

The MHPAEA was signed into law in October 2008. The MHPAEA requires health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial and treatment coverage offered for other illnesses. The law applies to Medicaid managed care plans, state Children’s Health Insurance Program (“CHIP”) and group health plans. The MHPAEA has some limitations because health plans that do not already cover mental health treatments will not be required to do so, and health plans are not required to provide coverage for every mental health condition published in the Diagnostic and Statistical Manual of Mental Disorders by the American Psychiatric Association. The MHPAEA also contains a cost exemption which operates to exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

The MHPAEA specifically directed the Secretaries of Labor, Health and Human Services and the Treasury to issue regulations to implement the legislation. Although regulations regarding how the MHPAEA was to be implemented were issued on February 2, 2010 in the form of an interim final rule, final regulations have not yet been published and interpretative guidance from the regulators has been limited to date.

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Legislation”), expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to quality and integration. Based on Congressional Budget Office estimates, the Health Reform Legislation, as enacted, is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms.

Some of the most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state. While the Health Reform Legislation will greatly expand the number of adults who are eligible for Medicaid, it may not impact our business as Medicaid generally does not reimburse for care provided to adults treated in freestanding behavioral health facilities.

The United States Supreme Court is expected to rule on the constitutionality of the Healthcare Reform Legislation in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate”—the requirement that all individuals purchase some form of health insurance—is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Health Reform Legislation; (3) whether the Health Reform Legislation’s requirement that states expand

Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. It is difficult to predict the impact the Health Reform Legislation will have on the Company’s operations given the pending Supreme Court challenge, delay in implementing regulations, and possible amendment or repeal of elements of the Health Reform Legislation.

Federal Medical Assistance Percentages

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Legislation. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. We do not expect the enhanced FMAP funds paid to states beginning in 2014 to have a meaningful impact on our financial condition or results of operations.

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. As is typical in the healthcare industry, we could be subject to claims that our services have resulted in injury to our patients or clients or other adverse effects. In addition, resident, visitor and employee injuries could also subject us to the risk of litigation. While we believe that quality care is provided to patients and clients in our facilities and that we materially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our financial condition.

Acadia maintains workers compensation insurance coverage on a claims-made basis with a $500,000 deductible per claim and a $1 million per claim limit. We maintain coverage for general and professional liability claims with a $50,000 deductible and an aggregate limit of $25 million.

Environmental Matters

We are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical waste products generated at our facilities, the identification and warning of the presence of asbestos-containing materials in buildings, as well as the removal of such materials, the presence of other hazardous substances in the indoor environment, and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety. Some of our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our patients. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws, which establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations. Each of our facilities (other than our call centers) has an agreement with a waste management company for the disposal of medical waste. The use of such companies, however, does not completely protect us from alleged violations of medical waste laws or from related third-party claims for clean-up costs.

From time to time, our operations have resulted in, or may result in, non-compliance with, or liability pursuant to, environmental or health and safety laws or regulations. We believe that our operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations have not been material. However, we cannot assure you that future costs and expenses required for us to comply with any new or changes in existing environmental and health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business.

We have not been notified of and are otherwise currently not aware of any contamination at our currently or formerly operated facilities for which we could be liable under environmental laws or regulations for the investigation and remediation of such contamination and we currently are not undertaking any remediation or investigation activities in connection with any contamination conditions. There may however be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

New laws, regulations or policies or changes in existing laws, regulations or policies or their enforcement, future spills or accidents or the discovery of currently unknown conditions or non-compliances may give rise to investigation and remediation liabilities, compliance costs, fines and penalties, or liability and claims for alleged personal injury or property damage due to substances or materials used in our operations, any of which may have a material adverse effect on our business, financial condition, operating results or cash flow.

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral health service companies, including UHS, Aurora Behavioral Health Care (“Aurora”) and Ascend Health Corporation (“Ascend”). We also compete against hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue to make targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies and possibly other pure behavioral healthcare companies.

In addition to the competition we face for acquisitions, we must also compete for patients. Patients are referred to our behavioral health facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, managed care organizations, unions, emergency departments, judicial officials, social workers, police departments and word of mouth from previously treated patients and their families, among others. These referral sources may instead refer patients to hospitals that are able to provide a full suite of medical services or to other behavioral health centers.

Employees

As of December 31, 2011, we had approximately 5,820 employees, of which approximately 4,300 were employed full-time.

Typically, our inpatient facilities are staffed by a chief executive officer, medical director, director of nursing, chief financial officer, clinical director and director of performance improvement. Psychiatrists and other physicians working in our facilities are licensed medical professionals who are generally not employed by us and work in our facilities as independent contractors or medical staff members.

Seasonality of Demand for Services

Due to the large number of children and adolescent patients served, our inpatient behavioral healthcare facilities typically experience lower patient volumes and revenue during the summer months, the year-end holidays and other periods when school is out of session.

Item 1A. Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition, operating results and cash flows. These risks should be carefully considered before making an investment decision regarding us. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we are not presently aware of or that we currently consider not likely to have a significant impact. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

Our revenues and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenues is from the government, principally Medicare and Medicaid. For the year ended December 31, 2011, Acadia derived approximately 75% of its revenues (on a pro forma basis giving effect to the acquisitions of YFCS and PHC) from the Medicare and Medicaid programs.

Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, since most states operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation formulated to reduce their Medicaid expenditures. Furthermore, the current economic downturn has increased the budgetary pressures on the federal government and many states, which may negatively affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted into law. The Budget Control Act imposes annual spending limits on many federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The Budget Control Act also establishes a bipartisan joint select committee of Congress that is responsible for developing recommendations to reduce future federal budget deficits by an additional $1.2 trillion over 10 years. On November 21, 2011, the co-chairs of the joint select committee announced that they would be unable to reach bipartisan agreement before the committee’s deadline of November 23, 2011. As a result of the committee’s failure to reach agreement, across-the-board cuts to mandatory and discretionary federal spending will be automatically implemented as of January 2013 unless Congress acts to amend, delay or otherwise terminate the automatic reductions set forth in the Budget Control Act, which could result in reductions of payments to Medicare providers of up to 2%. We cannot predict if reductions to future Medicare or other government payments to providers will be implemented as a result of the Budget Control Act or what impact, if any, the Budget Control Act will have on our business or results of operations.

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payors, including managed care providers, significantly affects the revenues and operating results of our facilities. We expect third-party payors to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our business, financial condition and our results of operations.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.

As of December 31, 2011, we had approximately $277.5 million of total debt, which included $129.9 million of debt under our senior secured credit facility (“Senior Secured Credit Facility”) and $147.6 million (net of a discount of $2.4 million) of debt under our 12.875% Senior Notes due 2018 (the “Senior Notes”). On March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. Our substantial debt could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy our other financial obligations;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the Senior Secured Credit Facility), thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	expose us to interest rate fluctuations because the interest on the debt relating to revolving borrowings under the Senior Secured Credit Facility is imposed at variable rates;

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to pay dividends, redeem stock or make other distributions.

In addition, the terms of our financing arrangements contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the Senior Secured Credit Facility and Senior Notes.

Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We may incur substantial additional debt, including additional notes and other secured debt, in the future. Although the indenture governing our outstanding Senior Notes and the Senior Secured Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, the value of our outstanding debt and our ability to make any required cash payments under our debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We are subject to a number of restrictive covenants, which may restrict our business and financing activities.

Our financing arrangements impose, and the terms of any future debt may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional debt and issue certain preferred stock;

•	pay dividends on our equity interests or redeem, repurchase or retire our equity interests or subordinated debt;

•	transfer or sell our assets:

•	make certain payments or investments;

•	make capital expenditures;

•	create certain liens on assets;

•	create restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in certain transactions with our affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

The Senior Secured Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio.

The restrictions may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements. The breach of any of these covenants and restrictions could result in a default under the indenture governing the Senior Notes or under the Senior Secured Credit Facility, which could result in an acceleration of our debt.

If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our debt, including a default under the Senior Secured Credit Facility, and the remedies sought by the holders of such debt, could adversely affect our ability to pay the principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including the Senior Secured Credit Facility), we would be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under the Senior Secured Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such debt, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the indenture governing the Senior Notes and the agreement governing the Senior Secured Credit Facility have customary cross-default provisions, if the debt under the Senior Notes or under the Senior Secured Credit Facility is accelerated, we may be unable to repay or refinance the amounts due.

A worsening of the economic and employment conditions in the United States could materially affect our business and future results of operations.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid, which are significant payor sources for our facilities. In periods of high unemployment, we also face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving behavioral health services, potential increases in the uninsured and underinsured populations we serve and further difficulties in collecting patient co-payment and deductible receivables.

Furthermore, the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under our Senior Secured Credit Facility). The current economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the Senior Secured Credit Facility, causing them to fail to meet their obligations to us.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

Our industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: billing practices and prices for services; relationships with psychiatrists, physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, maintenance and security issues associated with health-related information and patient personal information and medical records; the screening, stabilization and/or transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, activities regarding competitors; and addition or expansion of facilities and services.

Among these laws are the anti-kickback statute, the Stark Law, the federal False Claims Act and similar state laws. These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with psychiatrists and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The Office of the Inspector General of the Department of Health and Human Services has issued certain exceptions and safe harbor regulations that outline practices that are deemed protected from prosecution under the Stark Law and anti-kickback statute. While we endeavor to comply with applicable safe harbors, certain of our current arrangements with physicians and other potential referral sources may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangements to greater scrutiny. We cannot offer assurances that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. Allegations of violations of the Stark Law and anti-kickback statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws.

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our arrangements for facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws could subject us to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties. Even the public announcement that we are being investigated for possible violations of these laws could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions.

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under HIPAA require our facilities to comply with standards to protect the privacy, security and integrity of healthcare information. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

Violations of the privacy and security regulations could subject our inpatient facilities to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy and security regulations that are violated and criminal penalties of up to $250,000 per violation for certain other violations, in each case with the size of such penalty based on certain factors.

We may be subject to liabilities from claims brought against our facilities.

We are subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our facilities. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

We have been and could become the subject of governmental investigations, regulatory actions and whistleblower lawsuits.

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards. If we fail to adhere to these standards, we could be subject to monetary and operational penalties.

If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

Healthcare companies are subject to numerous investigations by various governmental agencies. Certain of our facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our business, financial condition and results of operations.

Further, under the federal False Claims Act, private parties are permitted to bring qui tam or “whistleblower” lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware.

We are subject to uncertainties regarding recent health reform legislation, which represents a significant change to the healthcare industry.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Health Reform Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

The expansion of health insurance coverage under the Health Reform Legislation may increase the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements and may include states where we have facilities. Furthermore, as a result of the Health Reform Legislation, there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable.

Notwithstanding the foregoing, the Health Reform Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The Health Reform Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Health Reform Legislation provides for decreases in reimbursement rates.

The various provisions in the Health Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Health Reform Legislation provisions are likely to be affected by the incomplete nature of implementing regulations or expected forthcoming interpretive guidance, gradual implementation, future legislation, and possible judicial nullification of all or certain provisions of the Health Reform Legislation. Further Health Reform Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create certain flexibilities in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Health Reform Legislation on our future reimbursement at this time.

The Health Reform Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Health Reform Legislation amends several existing laws, including the federal anti-kickback statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the anti-kickback statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the anti-kickback statute in order to be found guilty of violating such law. The Health Reform Legislation also provides that any claims for items or services that violate the anti-kickback statute are also considered false claims for purposes of the federal civil False Claims Act. The Health Reform Legislation provides that a healthcare provider that knowingly retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. The Health Reform Legislation also expands the Recovery Audit Contractor program, which had previously been limited to Medicare, to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

The impact of the Health Reform Legislation on each of our facilities may vary. Because the Health Reform Legislation provisions are effective at various times over the next several years and in light of federal lawsuits challenging the constitutionality of the Health Reform Legislation, we anticipate that many of the provisions in the Health Reform Legislation may be subject to further challenge. We cannot predict the impact the Health Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to adapt successfully to the changes required by the Health Reform Legislation.

We operate in a highly competitive industry, and competition may lead to declines in patient volumes.

The healthcare industry is highly competitive, and competition among healthcare providers (including hospitals) for patients, psychiatrists and other healthcare professionals has intensified in recent years. There are other healthcare facilities that provide behavioral and other mental health services comparable to at least some of those offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by nonprofit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes.

If our competitors are better able to attract patients, recruit and retain psychiatrists, physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume and our results of operations may be adversely affected.

The trend by insurance companies and managed care organizations to enter into sole source contracts may limit our ability to obtain patients.

Insurance companies and managed care organizations are entering into sole source contracts with healthcare providers, which could limit our ability to obtain patients since we do not offer the range of services required for these contracts. Moreover, private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could materially adversely affect our business to the extent we are not selected to participate in such networks or if the reimbursement rate is not adequate to cover the cost of providing the service.

Our performance depends on our ability to recruit and retain quality psychiatrists and other physicians.

The success and competitive advantage of our facilities depends, in part, on the number and quality of the psychiatrists and other physicians on the medical staffs of our facilities and our maintenance of good relations with those medical professionals. Although we employ psychiatrists and other physicians at many of our facilities, psychiatrists and other physicians generally are not employees of our facilities, and, in a number of our markets, they have admitting privileges at competing hospitals providing acute or inpatient behavioral health services. Such physicians (including psychiatrists) may terminate their affiliation with us at any time or admit their patients to competing healthcare facilities or hospitals. If we are unable to attract and retain sufficient numbers of quality psychiatrists and other physicians by providing adequate support personnel and facilities that meet the needs of those psychiatrists and other physicians, they may stop referring patients to our facilities and our results of operations may decline.

It may become difficult for us to attract and retain an adequate number of psychiatrists and other physicians to practice in certain of the communities in which our facilities are located. Our failure to recruit psychiatrists and other physicians to these communities or the loss of such medical professionals in these communities could make it more difficult to attract patients to our facilities and thereby may have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to recruit psychiatrists and other physicians is closely regulated. The form, amount and duration of assistance we can provide to recruited psychiatrists and other physicians is limited by the Stark Law, the anti-kickback statute, state anti-kickback statutes, and related regulations. For example, the Stark Law requires, among other things, that recruitment assistance can be provided only to psychiatrists and other physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit psychiatrists and other physicians currently in practice in the community beyond recruitment costs actually incurred by them.

Our facilities face competition for staffing that may increase our labor costs and reduce our profitability.

Our operations depend on the efforts, abilities, and experience of our management and medical support personnel, including our therapists, nurses, pharmacists and mental health technicians, as well as our psychiatrists and other professionals. We compete with other healthcare providers in recruiting and retaining qualified management, physicians (including psychiatrists) and support personnel responsible for the daily operations of our facilities.

The nationwide shortage of nurses and other medical support personnel has been a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire more expensive temporary or contract personnel. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenues.

Increased labor union activity is another factor that could adversely affect our labor costs. To date, labor unions represent employees at only five of our 32 facilities. To the extent that a greater portion of our employee base unionizes, it is possible that our labor costs could increase materially.

We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Our failure either to recruit and retain qualified management, psychiatrists, therapists, nurses and other medical support personnel or control our labor costs could have a material adverse effect on our results of operations.

We depend heavily on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical director, physicians and other key members of our facility management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business.

We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

We are subject to various federal, state and local laws and regulations that:

•	regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, handling and disposal of medical wastes,

•	impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and

•	regulate workplace safety.

Compliance with these laws and regulations could increase our costs of operation. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial condition or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our business strategy is to grow by acquiring other companies and assets in the behavioral health industry. Growth, especially rapid growth, through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

Integration risks

We must integrate our acquisitions with our existing operations. This process includes the integration of the various components of our business and of the businesses we have acquired or may do so in the future, including the following:

•	additional psychiatrists, other physicians and employees who are not familiar with our operations;

•	patients who may elect to switch to another behavioral healthcare provider;

•	regulatory compliance programs; and

•	disparate operating, information and record keeping systems and technology platforms.

Integrating a new facility could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel from day-to-day operations.

We may not be able to combine successfully the operations of recently acquired YFCS, PHC or Haven facilities with our operations, and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions, including YFCS, PHC and Haven, with our operations requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies and business cultures. The PHC integration, which began upon the closing of the acquisition, also involves a capital outlay, and the return that we achieved on any capital invested may be less than the return that we would achieve on our other projects or investments. Although the YFCS, PHC and Haven integrations are underway, they are not complete. If we fail to complete these integrations, we may never fully realize the potential benefits of the related acquisitions.

Benefits may not materialize

When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from potential cost savings and revenue improvement opportunities are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting the behavioral healthcare industry, reductions in reimbursement rates from third party payors, reductions in service levels under our contracts, operating difficulties, client preferences, changes in competition and general economic or industry conditions. If we are unsuccessful in implementing these improvements or if we do not achieve our expected results, it may adversely impact our results of operations.

Assumptions of unknown liabilities

Facilities that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with healthcare laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities for at least a portion of these matters, we may experience difficulty enforcing those obligations or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our results of operations.

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included UHS, Aurora and Ascend. Also, suitable acquisitions may not be accomplished due to unfavorable terms.

Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases.

Managing growth

Some of the facilities we have acquired or may acquire in the future may have had significantly lower operating margins prior to the time of our acquisition or may have had operating losses prior to such acquisition. If we fail to improve the operating margins of the facilities we acquire, operate such facilities profitably or effectively integrate the operations of the acquired facilities, our results of operations could be negatively impacted.

State efforts to regulate the construction or expansion of healthcare facilities could impair our ability to operate and expand our operations.

A majority of the states in which we operate facilities have enacted CON laws that regulate the construction or expansion of healthcare facilities, certain capital expenditures or changes in services or bed capacity. In giving approval for these actions, these states consider the need for additional or expanded healthcare facilities or services. Our failure to obtain necessary state approval could (i) result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement, (ii) make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs or (iii) result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from such requirements, but we cannot predict the impact of these changes upon our operations.

We may be unable to extend leases at expiration, which could harm our business, financial condition and results of operations.

We lease the real property on which a number of our facilities are located. Our lease agreements generally give us the right to renew or extend the term of the leases and, in certain cases, purchase the real property. These renewal and purchase rights generally are based upon either prescribed formulas or fair market value. We expect to renew, extend or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension or purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the real property subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Legislation potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on its use. Utilization review is also a requirement of most non-governmental managed-care organizations and other third-party payors. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our financial condition and results of operations.

Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.

Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the Securities and Exchange Commission (“SEC”). Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our financial condition and results of operations.

Although we have facilities in 19 states, we have substantial operations in each of Arkansas, Indiana, Michigan, Mississippi and Nevada, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

We currently operate 32 facilities, 13 of which are located in Arkansas, Indiana, Michigan, Mississippi or Nevada. Our revenues in those states represented approximately 53% of our revenue for the year ended December 31, 2011 (on a pro forma basis giving effect to the YFCS and PHC acquisitions). This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

In addition, our facilities in the Southeastern United States are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of facilities in the Southeastern United States and the patient populations in those states. Our business activities could be significantly disrupted by a particularly active hurricane season or even a single storm, and our property insurance may not be adequate to cover losses from such storms or other natural disasters.

An increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the agings of the receivables and historical collection experience. At December 31, 2011, our allowance for doubtful accounts represented approximately 6% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including implementation of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) could have a material and adverse effect on our business.

Historically, as a privately-held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of Sarbanes-Oxley, standards that, as a newly public company, we are required to meet in the course of preparing our consolidated financial statements. If we are not able to implement the requirements of Section 404 of Sarbanes-Oxley in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of Sarbanes-Oxley, including increased auditing and legal fees.

We are a “controlled company,” controlled by Waud Capital Partners, whose interest in our business may be different from ours or yours.

Waud Capital Partners controls approximately 54.9% of the voting power of our common stock and is able to elect a majority of our board of directors in accordance with the terms of the stockholders agreement between Waud Capital Partners and certain members of our management upon the closing of the PHC acquisition. For so long as Waud Capital Partners owns at least 17.5% of our outstanding common stock, it has the right to designate a majority of our board of directors and consent rights to many corporate actions, such as issuing equity or debt securities, paying dividends, acquiring any interest in another company and materially changing our business activities. As a result of Waud Capital Partners’ voting power, we are considered a “controlled company” for the purposes of the NASDAQ listing requirements. As a “controlled company,” we are permitted to, and we do, opt out of the NASDAQ listing requirements that would otherwise require a majority of the members of our board of directors to be independent and require that we either establish a compensation committee and a nominating and governance committee, each composed of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our board of directors by the independent members of our board of directors. The NASDAQ listing requirements are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of Waud Capital Partners may in some circumstances conflict with our interests and the interests of our other stockholders.

Future sales of common stock by Acadia’s existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Waud Capital Partners and certain of its affiliates, along with certain members of our management, have certain demand and piggyback registration rights with respect to shares of our common stock beneficially owned by them. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of Acadia’s securities.

Fluctuations in our operating results, quarter to quarter earnings and other factors, including incidents involving our patients and any negative media coverage, may result in decreases in the price of our common stock.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our facilities as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry. An incident involving one or more of our patients could result in negative media coverage and adversely affect the trading price of our common stock.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of Sarbanes-Oxley and related rules implemented by the SEC and NASDAQ. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these laws and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Since we became a publicly traded in November 2011, these costs are not fully reflected in our historical financial statements. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A listing of our owned and leased facilities is included in Item 1 of this report under the caption “Business-Summary of Facilities.” We also lease approximately 12,000 square feet of office space at 830 Crescent Centre Drive, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained, in good operating condition and adequate for our present needs.

Item 3. Legal Proceedings.

We are, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on November 1, 2011 and is listed for trading on the NASDAQ Global Market under the symbol “ACHC.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market from the date our common stock began trading until the end of the fourth quarter of 2011:

	High	Low
November 1, 2011 to December 31, 2011	$10.50	$5.43

Stockholders

As of March 13, 2012, there were approximately 2,757 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Dividends

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay debt, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is restricted under the terms of the agreements governing our debt. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our debt (including the Senior Secured Credit Facility and the indenture governing the Senior Notes), and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2008 and 2007, and as of December 31, 2009, 2008 and 2007, is derived from our audited consolidated financial statements not included herein. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to the YFCS acquisition prior to April 1, 2011 or the PHC acquisition prior to November 1, 2011 and therefore the selected financial data does not give effect to such acquisitions prior to the respective date of such acquisitions. In addition, Acadia completed the acquisitions of the Acadiana and Village facilities in 2009 and the Abilene facility in 2007. On May 13, 2011, the Company elected to convert from a Delaware limited liability company to a Delaware corporation in accordance with Delaware law.

	YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$224,599	$64,342	$51,821	$33,353	$25,512
Provision for doubtful accounts	(3,226)	(2,239)	(2,424)	(1,804)	(991)

Revenue	221,373	62,103	49,397	31,549	24,521

Salaries, wages and benefits (1)	156,561	38,661	32,572	23,722	19,588
Professional fees	9,044	1,675	1,827	952	1,349
Other operating expenses	37,651	11,857	10,446	6,948	7,736
Depreciation and amortization	4,288	976	967	740	522
Interest expense, net	9,191	738	774	729	992
Sponsor management fees	1,347	120	—	—	—
Transaction-related expenses	41,547	918	—	—	—

Loss (income) from continuing operations, before income taxes	(38,256)	7,158	2,811	(1,542)	(5,666)
Income tax (benefit) provision	(5,383)	477	53	20	—

(Loss) income from continuing operations	(32,873)	6,681	2,758	(1,562)	(5,666)
(Loss) gain from discontinued operations, net of income taxes	(2,019)	(471)	119	(156)	(5,227)

Net (loss) income	$(34,892)	$6,210	$2,877	$(1,718)	$(10,893)

(Loss) income from continuing operations per share basic and diluted	$(1.75)	$0.38	$0.16	$(0.09)	$(0.32)

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$61,118	$8,614	$4,489	$45	$1,681
Total assets	412,996	45,395	41,254	32,274	23,414
Total debt	277,459	9,984	10,259	11,062	11,608
Total equity	96,365	25,107	21,193	15,817	7,135

(1)	Salaries, wages and benefits for the year ended December 31, 2011 includes $17.3 million of equity-based compensation expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negative thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant debt and ability to incur substantially more debt;

•	our future cash flow and earnings;

•	our ability to meet our debt obligations;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations;

•	the impact of the economic and employment conditions in the United States on our business and results of operations;

•	the impact of recent healthcare reform;

•	the impact of our highly competitive industry on patient volumes;

•	the impact of recruitment and retention of quality psychiatrists and other physicians on our performance;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and our local facility management personnel;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	difficulties in successfully integrating the YFCS, PHC and Haven facilities and operations or realizing the potential benefits and synergies of these acquisitions;

•	difficulties in acquiring facilities in general and acquiring facilities from not-for-profit entities due to regulatory scrutiny;

•	difficulties in improving the operations of the facilities we acquire;

•	the impact of unknown or contingent liabilities on facilities we acquire;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our common stock;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the impact of legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the fact that we have not been required to comply with regulatory requirements applicable to reporting companies until recently;

•	our status as a “controlled company”; and

•	the other risks described under the heading “Risk Factors” in Item 1A

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. Our goal is to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations.

On March 1, 2012, we completed the acquisition of three inpatient behavioral healthcare facilities with a combined 166 licensed beds from Haven for $91.0 million of cash consideration. Also on March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the net proceeds from the sale of our common stock, the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to fund the acquisition of the Haven facilities.

On December 20, 2011, we completed the offering of 9,583,332 shares of our common stock (including shares sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering) at a price of $7.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of approximately $3.8 million and additional offering-related expenses of approximately $0.9 million, were approximately $67.2 million.

On November 1, 2011, we completed our acquisition of PHC, a leading national provider of inpatient and outpatient mental health and drug and alcohol addiction treatment programs in Delaware, Michigan, Nevada, Pennsylvania, Utah and Virginia. In connection with the acquisition, we issued $150.0 million of our Senior Notes and used the proceeds of such debt issuance primarily to pay a cash distribution of $74.4 million to existing Acadia stockholders, repay PHC debt of $26.4 million, fund the $5.0 million cash portion of the acquisition consideration issued to the holders of PHC’s Class B Common Stock, pay a $20.6 million fee to terminate the professional services agreement between Acadia and Waud Capital Partners and pay transaction-related expenses. The Senior Notes were issued at a discount of $2.5 million. Additionally, pursuant to the PHC merger agreement, we issued 4,891,667 shares of our common stock to the holders of PHC’s Class A Common Stock and Class B Common Stock based on a one-to-four conversion rate and 19,566,668 PHC shares outstanding immediately prior to the acquisition.

On April 1, 2011, we completed the acquisition of YFCS, the largest private, for-profit provider of behavioral health, education and long-term support services exclusively for abused and neglected children and adolescents, for approximately $178.0 million. YFCS operates 13 facilities in eight states and offers a broad array of behavioral programs to adults, adolescents and children. These programs include behavioral acute and residential care in inpatient facilities, therapeutic group homes, therapeutic foster care services, education, and other community based services. This transaction was financed with a $135.0 million term loan facility and $10 million of borrowings on a $30 million revolving credit facility, as well as $52.5 million of new equity contributions.

The recent acquisitions of facilities and services make us the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. We believe that the YFCS, PHC and Haven acquisitions position the combined company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. We expect to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including implementing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Sources of Revenue

We receive payments from the following sources, or services rendered in our facilities: (i) state governments under their respective Medicaid programs and otherwise; (ii) private insurers, including managed care plans; (iii) the federal Medicare Program; and (iv) directly from other payors including individual patients and clients. For the year ended December 31, 2011, on a pro forma basis giving effect to the acquisitions of YFCS and PHC, approximately 67% of our revenue came from Medicaid, approximately 20% came from private insurers, approximately 8% came from Medicare and approximately 5% came from private pay and other payors.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	YEAR ENDED DECEMBER 31,
	2011		2010		2009
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Revenue before provision for doubtful accounts	$224,599		$64,342		$51,821
Provision for doubtful accounts	(3,226)		(2,239)		(2,424)

Revenue	221,373	100.0%	62,103	100.0%	49,397	100.0%

Salaries, wages and benefits	156,561	70.7%	38,661	62.3%	32,572	65.9%
Professional fees	9,044	4.1%	1,675	2.7%	1,827	3.7%
Supplies	11,377	5.1%	3,699	6.0%	2,841	5.8%
Rents and leases	5,802	2.6%	1,288	2.1%	885	1.8%
Other operating expenses	20,472	9.2%	6,870	11.1%	6,720	13.6%
Depreciation and amortization	4,288	1.9%	976	1.6%	967	2.0%
Interest expense	9,191	4.2%	738	1.2%	774	1.6%
Sponsor management fees	1,347	0.6%	120	0.2%	—	—
Transaction related expenses	41,547	18.8%	918	1.5%	—	—

	259,629	117.3%	54,945	88.5%	46,586	94.3%

Income (loss) from continuing operations, before income taxes	(38,256)	(17.3)%	7,158	11.5%	2,811	5.7%
Provision for income taxes	(5,383)	(2.4)%	477	0.7%	53	0.1%

Income (loss) from continuing operations	$(32,873)	(14.9)%	$6,681	10.8%	$2,758	5.6%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $160.3 million, or 249.1%, to $224.6 million for the year ended December 31, 2011 compared to $64.3 million for the year ended December 31, 2010. The increase relates primarily to the $152.6 million of revenue generated during 2011 from the YFCS facilities acquired on April 1, 2011 and the PHC facilities acquired on November 1, 2011. The remainder of the increase in revenue before provision for doubtful accounts is attributable to same-facility revenue before provision for doubtful accounts growth of $7.7 million, or 12.0%, on same-facility growth in patient days of 13.3%.

Provision for doubtful accounts. The provision for doubtful accounts was $3.2 million for the year ended December 31, 2011, or 1.4% of revenue before provision for doubtful accounts, compared to $2.2 million for the year ended December 31, 2010, or 3.5% of revenue before provision for doubtful accounts. The decrease in the provision for doubtful accounts is attributable to the lower volumes of private pay admissions and bad debts associated with the facilities acquired from YFCS on April 1, 2011. The same-facility provision for doubtful accounts was $2.3 million for the year ended December 31, 2011, or 3.2% of revenue before provision for doubtful accounts, compared to $2.2 million for the year ended December 31, 2010, or 3.5% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $156.6 million for the year ended December 31, 2011 compared to $38.7 million for the year ended December 31, 2010, an increase of $117.9 million. SWB expense includes $17.3 million of equity-based compensation expense for the year ended December 31, 2011. This equity-based compensation primarily relates to the incentive equity units issued by Acadia Healthcare Holdings, LLC, our former parent company, prior to its liquidation on November 1, 2011. We do not expect equity-based compensation to be this significant in future periods because of the liquidation of Acadia Healthcare Holdings, LLC and exchange of all equity incentive units for shares of Acadia Healthcare Company, Inc. common stock. There was no equity-based compensation expense during the year ended December 31, 2010. Excluding equity-based compensation expense, SWB expense was $139.2 million, or 62.9% of revenue, for the year ended December 31, 2011, compared to 62.3% of revenue for the year ended December 31, 2010. The increase in SWB expense, excluding equity-based compensation expense, as a percentage of revenue is attributable to the higher SWB expense associated with the facilities acquired from YFCS on April 1, 2011. Same-facility SWB expense was $39.2 million for the year ended December 31, 2011, or 56.2% of revenue, compared to $35.7 million for the year ended December 31, 2010, or 57.4% of revenue. SWB expense, excluding equity-based compensation expense, for our corporate office was $8.8 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010 as a result of the hiring of senior management and other personnel necessary to facilitate acquisitions and the overall growth of the Company.

Professional fees. Professional fees were $9.0 million for the year ended December 31, 2011, or 4.1% of revenue, compared to $1.7 million for the year ended December 31, 2010, or 2.7% of revenue. The $7.3 million increase in professional fees is primarily attributable to the higher professional fees associated with the facilities acquired from YFCS on April 1, 2011. Same-facility professional fees were $1.2 million, or 1.8% of revenue, for each of the years ended December 31, 2011 and 2010.

Supplies. Supplies expense was $11.4 million for the year ended December 31, 2011, or 5.1% of revenue, compared to $3.7 million for the year ended December 31, 2010, or 6.0% of revenue. The $7.7 million increase in supplies expense is primarily attributable to the higher supplies expense associated with the facilities acquired from YFCS on April 1, 2011. Same-facility supplies expense was $4.1 million for the year ended December 31, 2011, or 5.9% of revenue, compared to $3.7 million for the year ended December 31, 2010, or 5.9% of revenue.

Rents and leases. Rents and leases were $5.8 million for the year ended December 31, 2011, or 2.6% of revenue, compared to $1.3 million for the year ended December 31, 2010, or 2.1% of revenue. The increase in rents and leases is attributable to the acquisition of YFCS on April 1, 2011 and PHC on November 1, 2011. Same-facility rents and leases were $1.2 million for the year ended December 31, 2011, or 1.8% of revenue, compared to $1.2 million for the year ended December 31, 2010, or 1.9% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $20.4 million for the year ended December 31, 2011, or 9.2% of revenue, compared to $6.9 million for the year ended December 31, 2010, or 11.1% of revenue. The decrease in other operating expenses as a percentage of revenue is attributable to the lower other operating expenses associated with the facilities acquired from YFCS on April 1, 2011. Same-facility other operating expenses were $7.2 million for the year ended December 31, 2011, or 10.4% of revenue, compared to $5.9 million for the year ended December 31, 2010, or 9.5% of revenue. Depreciation and amortization. Depreciation and amortization expense was $4.3 million for the year ended December 31, 2011, or 1.9% of revenue, compared to $1.0 million for the year ended December 31, 2010, or 1.6% of revenue. The increase in depreciation and amortization is attributable to the acquisition of YFCS on April 1, 2011 and the acquisition of PHC on November 1, 2011.

Interest expense. Interest expense was $9.2 million for the year ended December 31, 2011 compared to $0.7 million for the year ended December 31, 2010. The increase in interest expense is a result of borrowings under our Senior Secured Credit Facility on April 1, 2011 and the issuance of $150.0 million of Senior Notes on November 1, 2011.

Sponsor management fees. Sponsor management fees were $1.3 million for the year ended December 31, 2011 compared to $0.1 million for the year ended December 31, 2010. Sponsor management fees relate to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $41.5 million for the year ended December 31, 2011 compared to $0.1 million for the year ended December 31, 2010. Transaction-related expenses represent costs incurred in the respective periods related to the acquisition of YFCS on April 1, 2011, the acquisition of PHC on November 1, 2011 and the termination of the professional services agreement with Waud Capital Partners, as summarized below (in thousands):

	Year Ended December 31,
	2011	2010
Fee paid to equity sponsor for termination of professional services agreement	$20,559	$—
Advisory fees paid to equity sponsor	3,600	—
Investment banking advisory and bridge commitment fees	8,385	—
Legal, accounting and other fees	7,301	918
Severance and contract termination costs	1,702	—

	$41,547	$918

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $12.5 million, or 24.2%, to $64.3 million for the year ended December 31, 2010 compared to $51.8 million for the year ended December 31, 2009. On a same-facility basis, revenue before provision for doubtful accounts increased $7.0 million or 13.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Same-facility revenue before provision for doubtful accounts growth is attributable to an increase in same-facility inpatient days of 10.3% and an increase in same-facility outpatient visits of 17.6%. Revenue before provision for doubtful accounts increased by $5.5 million in 2010 compared to 2009 as a result of the acquisitions of the Acadiana facility on March 5, 2009 and The Village facility on November 2, 2009.

Provision for doubtful accounts. The provision for doubtful accounts was $2.2 million for the year ended December 31, 2010, or 3.5% of revenue before provision for doubtful accounts, compared to $2.4 million for the year ended December 31, 2009, or 4.7% of revenue before provision for doubtful accounts. This decrease as a percent of revenue before provision for doubtful accounts was a result of improved collection efforts at our facilities.

Salaries, wages and benefits. SWB expense was $38.7 million for the year ended December 31, 2010 compared to $32.6 million for the year ended December 31, 2009, an increase of $6.1 million, or 18.7%. SWB expense represented 62.3% of revenue for the year ended December 31, 2010 compared to 65.9% of revenue for the year ended December 31, 2009. Same-facility SWB expense was $35.2 million in 2010, or 62.1% of revenue, compared to $32.6 million in 2009, or 65.9% of revenue. This decrease in same-facility SWB expense as a percent of revenue is primarily the result of improved operating efficiencies on higher volumes.

Professional fees. Professional fees were $1.7 million for the year ended December 31, 2010, or 2.7% of revenue, compared to $1.8 million for the year ended December 31, 2009, or 3.7% of revenue. Same-facility professional fees, excluding acquisition-related expenses, were $1.6 million in 2010, or 2.8% of revenue, compared to $1.8 million in 2009, or 3.7% of revenue.

Supplies. Supplies expense was $3.7 million for the year ended December 31, 2010, or 6.0% of total revenue, compared to $2.8 million for the year ended December 31, 2009, or 5.8% of total revenue. Same-facility supplies expense was $3.2 million in 2010, or 5.6% of revenue, compared to $2.8 million in 2009, or 5.8% of revenue.

Rentals and leases. Rentals and leases were $1.3 million for the year ended December 31, 2010, or 2.1% of total revenue, compared to $0.9 million for the year ended December 31, 2009, or 1.8% of total revenue. Same-facility rentals and leases were $1.0 million in 2010, or 1.8% of revenue, compared to $0.9 million in 2009, or 1.8% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $6.9 million for the year ended December 31, 2010, or 11.1% of revenue, compared to $6.7 million for the year ended December 31, 2009, or 13.6% of revenue. Same-facility other operating expenses were $6.1 million in 2010, or 10.8% of revenue, compared to $6.7 million in 2009, or 13.6% of revenue. This decrease in same-facility other operating expenses as a percent of revenue is primarily attributable to improved operating efficiencies.

Depreciation and amortization. Depreciation and amortization expense was $1.0 million for the year ended December 31, 2010, or 1.6% of revenue, compared to $1.0 million for the year ended December 31, 2009, or 2.0% of revenue.

Interest expense. Interest expense was $0.7 million for the year ended December 31, 2010 compared to $0.8 million for the year ended December 31, 2009.

Liquidity and Capital Resources

Historical

Cash used in continuing operating activities for the year ended December 31, 2011 was $18.6 million compared to cash provided by continuing operating activities of $8.1 million for the year ended December 31, 2010. The decrease in cash provided by continuing operating activities is primarily attributable to transaction-related expenses of $41.5 million partially offset by cash provided by continuing operating activities of the YFCS facilities acquired on April 1, 2011 and the PHC facilities acquired on November 1, 2011. As of December 31, 2011, our working capital of $71.9 million, including cash and cash equivalents of $61.1 million, was higher than normal because of the proceeds from our offering of common stock completed on December 20, 2011 that were not used until the completion of the acquisition of the Haven facilities on March 1, 2012. Days sales outstanding as of December 31, 2011 was 38 compared to 31 as of December 31, 2010.

Cash used in continuing investing activities for the year ended December 31, 2011 was $225.3 million compared to $1.5 million for the year ended December 31, 2010. Cash used in continuing investing activities for the year ended December 31, 2011 primarily consisted of cash paid for the YFCS and PHC acquisitions of $206.4 million, cash paid for capital expenditures of $9.6 million and cash paid for real estate acquisitions of $8.7 million. Cash used for routine and expansion capital expenditures was approximately $3.5 million and $6.1 million, respectively, for the year ended December 31, 2011. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 1.6% of our revenue for the year ended December 31, 2011. Cash used in continuing investing activities for the year ended December 31, 2010 consisted primarily of $1.5 million in cash paid for capital expenditures.

Cash provided by financing activities for the year ended December 31, 2011 was $298.7 million whereas cash used in financing activities was $2.6 million for the year ended December 31, 2010. Cash provided by financing activities for the year ended December 31, 2011 primarily consisted of borrowings on long-term debt of $282.5 million, contributions from Holdings of $51.0 million and the proceeds from the issuance of common stock of $68.1 million, partially offset by the cash distribution paid to equity holders of $74.4 million, principal payments on long-term debt of $5.1 million, repayments of long-term debt of $10.0 million, payment of debt issuance costs of $12.1 million, payment of equity issuance costs of $0.9 million and distributions to equity holders of $0.4 million. Cash used in financing activities for the year ended December 31, 2010 primarily consisted of capital distributions of $2.3 million.

Senior Secured Credit Facility

To finance our acquisition of YFCS and refinance our $10.0 million secured promissory note that was outstanding at December 31, 2010, we entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility included $135.0 million of term loans and a revolving credit facility of $30.0 million. As of December 31, 2011, we had $29.6 million of availability under our revolving line of credit, which reflected the total revolving credit facility of $30.0 million less an undrawn letter of credit of $0.4 million.

On March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven facilities on March 1, 2012. Subsequent to the amendment of the Senior Secured Credit Facility and acquisition of the Haven facilities on March 1, 2012, we have $69.6 million of availability under our revolving line of credit, subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for March 31, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to Acadia’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.50% and 3.50% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of December 31, 2011. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of December 31, 2011, borrowings under the Senior Secured Credit Facility bore interest at 4.80%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of December 31, 2011, undrawn amounts bore interest at a rate of 0.55%.

The interest rates and the commitment fee on unused commitments related to the Senior Secured Credit Facility are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	<2.75:1.0	3.50%	2.50%	0.45%
2	2.75:1.0 but <3.25:1.0	3.75%	2.75%	0.50%
3	3.25:1.0 but <3.75:1.0	4.00%	3.00%	0.50%
4	3.75:1.0 but <5.00:1.0	4.25%	3.25%	0.55%
5	5.00:1.0	4.50%	3.50%	0.55%

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) interest rate hedging; (ix) further assurances; and (x) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 4.0% of total revenues of Acadia and its subsidiaries and including a 100% carry-forward of unused amounts to the immediately succeeding fiscal year); (xv) prepayment of redemption of certain senior secured debt; and (xvi) amendments to certain material agreements. Acadia is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.20:1.00 as of the end of any fiscal quarter;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
December 31, 2011	6.00:1.0
March 31, 2012	6.00:1.0
June 30, 2012	6.00:1.0
September 30, 2012	6.00:1.0
December 31, 2012	5.50:1.0
March 31, 2013	5.50:1.0
June 30, 2013	5.50:1.0
September 30, 2013	5.50:1.0
December 31, 2013	4.75:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014 and each fiscal quarter ending thereafter	4.00:1.0

•	The senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
December 31, 2011	3.00:1.0
March 31, 2012	3.00:1.0
June 30, 2012	3.00:1.0
September 30, 2012	3.00:1.0
December 31, 2012 and each fiscal quarter ending thereafter	2.50:1.0

As of December 31, 2011, Acadia was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of Senior Notes at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We will pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) pay dividends on the Company’s equity interests or redeem, repurchase or retire the Company’s equity interests or subordinated debt; (iii) transfer or sell assets; (iv) make certain investments; (v) incur certain liens; (vi) restrict the Company’s subsidiaries’ ability to pay dividends or make other payments to the Company; (vii) engage in certain transactions with the Company’s affiliates; and (viii) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets.

Contractual Obligations

The following table presents a summary of contractual obligations as of December 31, 2011 (dollars in thousands):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Long-term debt (a)	$32,343	$77,602	$139,329	$185,406	$434,680
Operating leases	8,143	10,161	6,587	4,054	28,945
Purchase and other obligations (b)	316	—	—	—	316

Total obligations and commitments	$40,802	$87,763	$145,916	$189,460	$463,941

(a)	Amounts include required principal payments and related interest payments. We used the 4.80% interest rate at December 31, 2011 to estimate future interest payments related to our variable-rate debt.
(b)	Amounts relate to purchase obligations, including commitments to purchase property and equipment or complete existing capital projects in future periods.

Off Balance Sheet Arrangements

As of December 31, 2011, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2011 is composed of $150.0 million of fixed rate debt and $129.9 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.4 million on an annual basis based upon our borrowing level at December 31, 2011.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in the financial statements. Estimates are based on historical experience and other available information, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following accounting policies are considered critical to our operating performance and involve highly subjective and complex assumptions and assessments.

Revenue and Accounts Receivable

Revenue is derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment and includes revenue payable by the Medicare program administered by CMS, state Medicaid programs, commercial insurance (in network and out of network), and other payors including individual patients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2010 and 2011 (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	%	Amount	%
Private Pay	$4,337	1.9	$1,969	3.1
Commercial	31,603	14.1	22,024	34.2
Medicare	16,368	7.3	13,061	20.3
Medicaid	169,216	75.3	27,288	42.4
Other	3,075	1.4	—	—

Revenue before provision for doubtful accounts	224,599	100.0	64,342	100.0
Provision for doubtful accounts	(3,226)		(2,239)

Revenue	221,373		62,103

The following tables present a summary of our aging of accounts receivable as of December 31, 2011 and 2010:

December 31, 2011

	Current	30-90	90-150	>150	Total
Private Pay	0.8%	1.3%	0.6%	2.2%	4.9%
Commercial	15.9%	7.9%	2.4%	2.1%	28.3%
Medicare	7.1%	1.3%	0.5%	0.4%	9.3%
Medicaid	36.9%	13.7%	3.1%	3.8%	57.5%

Total	60.7%	24.2%	6.6%	8.5%	100.0%

December 31, 2010

	Current	30-90	90-150	>150	Total
Private Pay	1.6%	2.7%	1.4%	1.0%	6.7%
Commercial	16.8%	11.7%	3.1%	0.3%	31.9%
Medicare	15.9%	2.2%	0.4%	0.4%	18.9%
Medicaid	29.4%	11.2%	1.0%	0.9%	42.5%

Total	63.7%	27.8%	5.9%	2.6%	100.0%

Medicaid accounts receivable as of December 31, 2011 include less than $0.5 million of accounts pending Medicaid approval. These accounts are aged less than 60 days and are classified as Medicaid because we have experienced between 80% and 90% approval by Medicaid for this class of receivables.

Allowance for Contractual Discounts

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from its established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $0.5 million at December 31, 2011 compared to cost report payables of $0.1 million at December 31, 2010, and are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets. The Company believes that these receivables and payables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of approximately $0.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations or wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Allowance for Doubtful Accounts

Our ability to collect outstanding patient receivables from third party payors is critical to our operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate uncollectible accounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on the Company’s policies are written off to the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. We have professional and general liability insurance for claims in excess of a $50,000 deductible with an insured excess limit of $25 million. The reserve for professional and general liability risks is estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $2.8 million as of December 31, 2011, of which $1.2 million is included in other accrued liabilities and $1.7 million is included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies based on an independent actuarial evaluation. Such receivable was $1.7 million as of December 31, 2011, of which $0.6 million is included in other current assets and $1.1 million is included in other assets.

Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The reserve for workers’ compensation liability was $3.8 million and $0.9 million as of December 31, 2011 and 2010, respectively. The reserve for workers compensation claims is based upon independent actuarial estimates of future amounts that will be paid to claimants. We believe that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 25 to 30 years for buildings and improvements, three to 10 years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was approximately $2.7 million, $0.9 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful lives, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company is comprised of one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill in 2011, 2010 and 2009 resulted in no goodwill impairment charges.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Significant judgments regarding the recognition and measurement of each tax position are required. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to this Item is provided under the caption “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May  10, 2012, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2012, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F-1 and are submitted as a separate section of this report.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this report.

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc., Acadia Merger Sub, LLC and PHC, Inc. (1)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (2)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (1)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (2)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2)

4.1	Indenture, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as Trustee. (2)

4.2	Form of 12.875% Senior Notes due 2018. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and Jefferies & Company, Inc. (2)

4.4	Stockholders Agreement, dated as of November 1, 2011, by and among the Registrant and each of the WCP and Management Investors Named therein. (2)

4.5	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate. (3)

4.6	Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (3)

10.1	Credit Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (1)

10.2	First Amendment to the Credit Agreement, dated July 12, 2011, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto. (1)

10.3	Second Amendment to the Credit Agreement, dated July 12, 2011, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto. (1)

10.4	Third Amendment to the Credit Agreement, dated December 15, 2011, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto. (4)

10.5*	Fourth Amendment to the Credit Agreement, dated March 1, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto.

10.6	Security and Pledge Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (1)

10.7	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Joey A. Jacobs. (1)

10.8	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Jack E. Polson. (1).

10.9	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Brent Turner. (1)

10.10	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Christopher L. Howard. (1)

10.11	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Ronald M. Fincher. (1)

10.12	Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III. (1)

10.13	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Robert Boswell. (1)

10.14	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Bruce A. Shear. (1)

10.15	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Alexander Luvall. (1)

10.16	Incentive Bonus Letter by and between Norman K. Carter, III and Acadia Management Company, Inc. dated January 4, 2010. (1)

10.17	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (1)

10.18	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (1)

10.19	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (1)

10.20	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (1)

10.21	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (1)

10.22	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (1)

10.23	Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan. (1)

10.24	Form of Restricted Stock Unit Agreement. (1)

10.25	Form of Incentive Stock Option Agreement. (1)

10.26	Form of Non-Qualified Stock Option Agreement. (1)

10.27	Form of Restricted Stock Agreement. (1)

10.28	Form of Stock Appreciation Rights Agreement. (1)

10.29	Professional Services Agreement, dated as of April 1, 2011, between Waud Capital Partners, L.L.C. and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (1)

10.30	Engagement Agreement, dated January 7, 2011, between True Partners Consulting LLC and Acadia Healthcare Company, Inc. (1)

10.31	Termination Agreement, dated November 1, 2011, by and between Waud Capital Partners, L.L.C and Acadia Healthcare Company, Inc. (3)

10.32	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (1)

10.33	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (1)

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(4)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 20, 2011 (File No. 001-35331).
(5)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Healthcare Company, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its presentation of revenue and provision for doubtful accounts as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”

/s/ Ernst & Young LLP

Nashville, Tennessee

March 13, 2012

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$61,118	$8,614
Accounts receivable, net of allowances for doubtful accounts of $2,424 and $1,144, respectively	35,127	5,469
Deferred tax asset	6,239	573
Other current assets	10,121	2,268

Total current assets	112,605	16,924
Property and equipment:
Land	14,115	3,254
Building and improvements	53,514	15,606
Equipment	8,222	2,626
Construction in progress	12,945	589
Less accumulated depreciation	(5,824)	(3,323)

Property and equipment, net	82,972	18,752
Goodwill	186,815	9,157
Intangible assets, net	8,232	544
Deferred tax asset – long-term	6,006	—
Other assets	16,366	18

Total assets	$412,996	$45,395

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,750	$9,984
Accounts payable	8,642	2,787
Accrued salaries and benefits	16,195	3,272
Other accrued liabilities	9,081	2,016

Total current liabilities	40,668	18,059
Long-term debt	270,709	—
Deferred tax liability	—	384
Other liabilities	5,254	1,845

Total liabilities	316,631	20,288
Equity:
Member’s equity	—	25,107
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 32,115,929 issued and outstanding as of December 31, 2011	321	—
Additional paid-in capital	140,624	—
Accumulated deficit	(44,580)	—

Total equity	96,365	25,107

Total liabilities and equity	$412,996	$45,395

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)

Revenue before provision for doubtful accounts	$224,599	$64,342	$51,821
Provision for doubtful accounts	(3,226)	(2,239)	(2,424)

Revenue	221,373	62,103	49,397

Salaries, wages and benefits (including equity-based compensation expense of $17,320 for the year ended December 31, 2011)	156,561	38,661	32,572
Professional fees	9,044	1,675	1,827
Supplies	11,377	3,699	2,841
Rents and leases	5,802	1,288	885
Other operating expenses	20,472	6,870	6,720
Depreciation and amortization	4,288	976	967
Interest expense, net	9,191	738	774
Sponsor management fees	1,347	120	—
Transaction-related expenses	41,547	918	—

Total expenses	259,629	54,945	46,586

(Loss) income from continuing operations before income taxes	(38,256)	7,158	2,811
(Benefit from) provision for income taxes	(5,383)	477	53

(Loss) income from continuing operations	(32,873)	6,681	2,758
(Loss) income from discontinued operations, net of income taxes	(2,019)	(471)	119

Net (loss) income	$(34,892)	$6,210	$2,877

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(1.75)	$0.38	$0.16
(Loss) income from discontinued operations	$(0.11)	$(0.03)	$—

Net income (loss)	$(1.86)	$0.35	$0.16

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.75)	$0.38	$0.16
(Loss) income from discontinued operations	$(0.11)	$(0.03)	$—

Net income (loss)	$(1.86)	$0.35	$0.16

Shares outstanding:
Basic	18,757	17,633	17,633
Diluted	18,757	17,633	17,633

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statement of Equity

Year Ended December 31, 2011

	Member’s	Common stock		Additional	Accumulated
	equity	Shares	Amount	paid-in capital	deficit	Total
	(In thousands)

Balance at January 1, 2009	$15,817	—	$—	$—	$—	$15,817
Contributions	2,500	—	—	—	—	2,500
Net income	2,877	—	—	—	—	2,877

Balance at December 31, 2009	21,194	—	—	—	—	21,194
Distributions	(2,297)	—	—	—	—	(2,297)
Net income	6,210	—	—	—	—	6,210

Balance at December 31, 2010	$25,107	—	$—	$—	$—	$25,107
Distributions	(375)	—	—	—	—	(375)
Reclassification of management liability awards to equity awards	365	—	—	—	—	365
Contribution from Holdings	51,029	—	—	—	—	51,029
Conversion from limited liability company to corporation	(76,126)	17,633	176	85,638	(9,688)	—
Cash distribution paid to equity holders	—	—	—	(74,441)	—	(74,441)
Issuance of common stock in connection with acquisition	—	4,892	49	43,976	—	44,025
Fair value of vested portion of replacement awards issued in connection with acquisition	—	—	—	1,027	—	1,027
Issuance of common stock	—	9,583	96	67,963	—	68,059
Equity issuance costs	—	—	—	(897)	—	(897)
Common stock issued for stock option exercises	—	8	—	38	—	38
Equity-based compensation expense	—	—	—	17,320	—	17,320
Net loss	—	—	—	—	(34,892)	(34,892)

Balance at December 31, 2011	$—	32,116	$321	$140,624	$(44,580)	$96,365

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	$206,379	$206,379	$206,379
	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Operating activities:
Net (loss) income	$(34,892)	$6,210	$2,877
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	4,288	976	997
Provision for bad debts	3,226	2,239	2,424
Amortization of debt issuance costs	1,271	—	—
Equity-based compensation expense	17,320	—	—
Deferred income tax expense	(6,442)	(145)	—
Other	(168)	—	—
Loss (income) from discontinued operations, net of taxes	2,019	471	(119)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,051)	(2,174)	(2,994)
Other current assets	(1,635)	35	(1,215)
Other assets	(969)	—	—
Accounts payable and other accrued liabilities	3,346	541	2,066
Accrued salaries and benefits	(1,654)	187	1,369
Other liabilities	734	(250)	644

Net cash (used in) provided by continuing operating activities	(18,607)	8,090	6,049
Net cash (used in) provided by discontinued operating activities	(2,059)	105	119

Net cash (used in) provided by operating activities	(20,666)	8,195	6,168

Investing activities:
Cash paid for acquisitions, net of cash acquired	(206,379)	—	(3,142)
Cash paid for capital expenditures	(9,558)	(1,495)	(334)
Cash paid for real estate acquisitions	(8,706)	—	—
Other	(689)	—	—

Net cash used in continuing investing activities	(225,332)	(1,495)	(3,476)
Net cash (used in) provided by discontinued investing activities	(238)	(3)	65

Net cash used in investing activities	(225,570)	(1,498)	(3,411)

Financing activities:
Borrowings on long-term debt	282,485	—	—
Principal payments on long-term debt	(5,063)	(275)	(813)
Repayment of long-term debt	(9,984)	—	—
Payment of debt issuance costs	(12,111)	—	—
Proceeds from stock option exercises	38	—	—
Proceeds from issuance of common stock	68,059	—	—
Payment of equity issuance costs	(897)	—	—
Cash distribution paid to equity holders	(74,441)	—	—
Contribution from Holdings	51,029	—	2,500
Distributions to equity holders	(375)	(2,297)	—

Net cash provided by (used in) financing activities	298,740	(2,572)	1,687

Net increase in cash and cash equivalents	52,504	4,125	4,444
Cash and cash equivalents at beginning of the period	8,614	4,489	45

Cash and cash equivalents at end of the period	$61,118	$8,614	$4,489

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

	$206,379	$206,379	$206,379
Supplemental Cash Flow Information:
Cash paid for interest	$5,053	$587	$534

Cash paid for income taxes	$2,564	$700	$30

Significant Non-Cash Transactions:
Issuance of common stock in connection with acquisition	$44,025	$—	$—

Issuance of replacement share-based awards in connection with acquisition	$1,027	$—	$—

Effect of acquisitions:
Assets acquired, excluding cash	$278,895	$—	$3,142
Liabilities assumed	(27,464)	—	—
Issuance of common stock in connection with acquisition	(44,025)	—	—
Issuance of replacement share-based awards in connection with acquisition	(1,027)	—	—

Cash paid for acquisitions, net of cash acquired	$206,379	$—	$3,142

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1.	Description of Business and Basis of Presentation

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

Basis of Presentation

The business of the Company is conducted through limited liability companies and C-corporations, each of which is a direct or indirect wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include our corporate office costs, which were approximately $13.1 million, $4.8 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, cash and cash equivalent balances may exceed federally insured limits. The Company believes that it mitigates any risks by depositing cash and investing in cash equivalents with major financial institutions.

Revenue and Accounts Receivable

Revenue is derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment and includes revenue payable by the Medicare program (Medicare) administered by the Center for Medicare and Medicaid Services (CMS), state Medicaid programs, commercial insurance (in network and out of network), and other payors including individual patients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

The following table presents revenue by payor type as a percentage of revenue (in thousands):

	Year ended December 31,
	2011	2010	2009
Medicare	8%	20%	22%
Medicaid	75	43	40
Commercial	14	34	33
Self-pay	2	3	5
Other	1	—	—

Revenue	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 83%, 63% and 62% for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 17% and 16% of its revenue for the year ended December 31, 2011 from facilities located in Arkansas and Mississippi, respectively.

Allowance for Contractual Discounts

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $0.5 million at December 31, 2011 compared to cost report payables of $0.1 million at December 31, 2010, and are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets. The Company believes that these receivables and payables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of approximately $0.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations or wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Allowance for Doubtful Accounts

The Company’s ability to collect outstanding patient receivables from third party payors is critical to its operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. The Company estimates uncollectible accounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on the Company’s policies are written off to the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 is effective for fiscal years and interim periods beginning after December 31, 2011, with early adoption permitted. ASU 2011-07 requires healthcare entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from operating expenses to a deduction from revenue. Changes to the presentation of the provision for bad debts should be applied retrospectively to all prior periods presented. The Company has early adopted this guidance and all periods presented in these consolidated financial statements and notes thereto have been reclassified in accordance with ASU 2011-07.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balances at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$1,109	2,424	(2,159)	$1,374
Year ended December 31, 2010	$1,374	2,239	(2,469)	$1,144
Year ended December 31, 2011	$1,144	3,226	(1,946)	$2,424

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services we provide. The Company’s operations have professional and general liability insurance for claims in excess of a $50,000 deductible with an insured excess limit of $25 million. The reserve for professional and general liability risks is estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $2.8 million as of December 31, 2011, of which $1.2 million is included in other accrued liabilities and $1.7 million is included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies based on an independent actuarial evaluation. Such receivable was $1.7 million as of December 31, 2011, of which $0.6 million is included in other current assets and $1.1 million is included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The reserve for workers’ compensation liability was $3.8 million and $0.9 million as of December 31, 2011 and 2010, respectively. The reserve for workers compensation claims is based upon independent actuarial estimates of future amounts that will be paid to claimants. The Company believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 25 to 30 years for buildings and improvements, three to 10 years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was approximately $2.7 million, $0.9 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful lives, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company comprises one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill in 2011, 2010 and 2009 resulted in no goodwill impairment charges.

Other Current Assets

Other current assets consists of the following (in thousands):

	December 31,
	2011	2010
Other receivables	$2,578	$640
Prepaid expenses	2,224	772
Workers’ compensation deposits	1,707	466
Other	3,612	390

Other current assets	$10,121	$2,268

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2011 were $11.3 million, net of accumulated amortization of $1.2 million. Amortization expense related to debt issuance costs, which is reported as interest expense, was approximately $1.2 million for the year ended December 31, 2011. Estimated amortization of debt issuance costs for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $2.0 million, $2.0 million, $2.0 million, $1.9 million and $1.2 million, respectively.

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” The Company uses the Black-Scholes valuation model to determine grant-date fair value and use straight-line amortization of share-based compensation expense over the requisite service period of the respective awards.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings Per Share,” using the weighted-average shares outstanding in each period and dilutive stock options, nonvested shares and warrants, to the extent such securities have a dilutive effect on earnings per share.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Significant judgments regarding the recognition and measurement of each tax position are required. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision.

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Recoveries,” which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. ASU 2010-24 states that insurance liabilities should not be presented net of insurance recoveries and that an insurance receivable should be recognized on the same basis as the liabilities, subject to the need for a valuation allowance for uncollectible accounts. ASU 2010-24 is effective for fiscal years beginning after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this standard increased other current assets by $0.6 million, other assets by $1.1 million, other current liabilities by $0.6 million and other long-term liabilities by $1.1 million in the consolidated balance sheet as of December 31, 2011.

In August 2010, the FASB issued ASU No. 2010-23, “Measuring Charity Care for Disclosure.” ASU 2010-23 standardizes the basis of disclosure as the costs of providing charity care services. The Company adopted the provisions of ASU 2010-23 effective January 1, 2011 and retrospectively for all periods presented. The adoption of ASU 2010-23 impacted the disclosures provided by the Company relating to charity care in Note 2 but had no impact on the Company’s results of operations.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

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

3.	Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings Per Share,” using the weighted-average shares outstanding, plus the dilutive effect of outstanding stock options and restricted shares, computed using the treasury stock method. All shares and per share amounts have been adjusted to reflect the stock splits completed on May 20, 2011 and November 1, 2011.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator for basic and diluted earnings (loss per share):
Income (loss) from continuing operations	$(32,873)	$6,681	$2,758
Loss from discontinued operations	(2,019)	(471)	119

Net income (loss) attributable to stockholders	$(34,892)	$6,210	$2,877

Denominator:
Weighted average common shares outstanding	18,757	17,633	17,633
Effect of dilutive securities	—	—	—

Shares used for diluted earnings per share	18,757	17,633	17,633

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(1.75)	$0.38	$0.16
Basic loss from discontinued operations	(0.11)	(0.03)	—

Net income (loss) attributable to stockholders	$(1.86)	$0.35	$0.16

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations	$(1.75)	$0.38	$0.16
Diluted loss from discontinued operations	(0.11)	(0.03)	—

Net income (loss) attributable to stockholders	$(1.86)	$0.35	$0.16

The restricted stock, stock options and warrants issued in 2011 are excluded from the calculation of diluted earnings per share because the net loss for the year ended December 31, 2011 causes such securities to be anti-dilutive.

4.	Acquisitions

YFCS Acquisition

On April 1, 2011, the Company acquired all of the equity interests of Youth and Family Centered Services, Inc. (“YFCS”). YFCS operates 13 behavioral healthcare facilities across the United States. The total cash consideration was approximately $178.0 million. Approximately $27.3 million of the goodwill associated with the YFCS acquisition is deductible for federal income tax purposes. The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Cash	$33
Accounts receivable	17,542
Prepaid expenses and other current assets	2,327
Deferred tax asset – current	1,266
Property and equipment	31,641
Goodwill	133,300
Intangible assets	5,356
Deferred tax asset – long-term	811
Other long-term assets	2,219

Total assets acquired	194,495

Accounts payable	3,028
Accrued salaries and benefits	8,958
Other accrued expenses	2,952
Other long-term liabilities	1,510

Total liabilities assumed	16,448

Net assets acquired	$178,047

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

PHC Acquisition

On November 1, 2011, the Company completed its acquisition of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a publicly-held behavioral health services company based in Massachusetts. The Company paid cash consideration of $31.4 million, of which $26.4 million was used to repay PHC’s debt and $5.0 million was paid to the holders of PHC’s Class B Common Stock pursuant to the merger agreement. Additionally, the Company issued 4,891,667 shares of its common stock to the holders of PHC’s Class A Common Stock and Class B Common Stock based on a one-to-four conversion rate and 19,566,668 PHC shares outstanding immediately prior to the acquisition. The fair value of the equity consideration issued to PHC stockholders of approximately $44.0 million is based on Acadia’s stock price on the date of the acquisition. According to the terms of the merger agreement, PHC’s outstanding stock options and warrants were exchanged for and replaced by stock options and warrants of Acadia. The fair value of the vested portion of these replacement awards of approximately $1.0 million is included in the PHC acquisition consideration in accordance with ASC 718, Compensation – “Stock Compensation.” Approximately $10.7 million of the goodwill associated with the PHC acquisition is deductible for federal income tax purposes. The total consideration for the PHC acquisition is summarized as follows (in thousands):

Cash consideration	$31,441
Fair value of equity consideration	44,025
Fair value of vested portion of replacement awards issued in connection with acquisition	1,027

Total consideration	$76,493

The preliminary fair values of assets acquired and liabilities assumed at the acquisition date, which are subject to revision as more detailed analysis is completed and the valuation of intangible assets and other assets acquired and liabilities assumed is finalized, are as follows (in thousands):

Cash	$3,076
Accounts receivable	10,950
Prepaid expenses and other current assets	3,131
Deferred tax asset – current	4,431
Property and equipment	16,885
Goodwill	44,358
Intangible assets	3,525
Other long-term assets	1,153

Total assets acquired	87,509

Accounts payable	2,882
Accrued salaries and benefits	5,659
Other accrued expenses	1,057
Deferred tax liability – long-term	851
Other long-term liabilities	567

Total liabilities assumed	11,016

Net assets acquired	$76,493

2009 Acquisitions

On March 5, 2009, the Company acquired certain assets of Acadiana Addiction Center, LLC, a substance abuse treatment center in Lafayette, Louisiana (“Acadiana”). The gross purchase price was approximately $2.6 million and cash received was approximately $0.4 million for a net purchase price of approximately $2.2 million. In addition, the Company has paid two earn-out payments and expects to pay a third and final earn-out payment in the amount of $0.3 million during the second quarter of 2012.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

On November 2, 2009, the Company acquired certain assets from Parkwest Medical Center related to its residential mental health treatment program in Louisville, Tennessee (“The Village”). The purchase price was less than $0.1 million. The fair values of assets acquired were as follows (in thousands):

	Acadiana	The Village
Property and equipment	$40	$100
Goodwill	2,747	—
Identifiable intangible assets	175	—

Total assets acquired	$2,962	$100

Haven Facilities

On March 1, 2012, the Company completed its acquisition of three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC for cash consideration of $91.0 million. The Haven Facilities, with an aggregate of 166 acute inpatient psychiatric beds, are located in Arizona, Texas, and Oklahoma, respectively. The Haven Facilities are not included in the pro forma information presented below because the financial statements for the Haven Facilities as of and for the years ended December 31, 2011 and 2010 have not been finalized.

Other

The qualitative factors comprising the goodwill acquired in the YFCS and PHC acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Fee paid to equity sponsor for termination of professional services agreement	$20,559	$—
Advisory fees paid to equity sponsor	3,600	—
Investment banking advisory and bridge commitment fees	8,385	—
Legal, accounting and other fees	7,301	918
Severance and contract termination costs	1,702	—

	$41,547	$918

Transaction-related expenses are expensed as incurred. On November 1, 2011, the Company paid a $20.6 million fee to terminate its professional services agreement with Waud Capital Partners, L.L.C. (“Waud Capital Partners”). See Note 15 for further discussion of the professional services agreement.

Transaction-related expenses include $1.4 million related to severance costs for YFCS employees not retained by the Company. Additionally, the Company assumed obligations to make certain change-of-control payments to certain executives pursuant to pre-existing employment agreements of $2.2 million for YFCS and $2.9 million for PHC. The total severance liability decreased to $1.5 million as of December 31, 2011 as a result of $5.0 million of payments made during the period from the respective acquisition dates to December 31, 2011.

Pro Forma Information

The consolidated statement of operations for the year ended December 31, 2011 includes revenue of $139.5 million and income from continuing operations before income taxes of $9.5 million for YFCS relating to the period from April 1, 2011 to December 31, 2011 and revenue of $12.2 million and income from continuing operations before income taxes of $1.5 million for PHC relating to the period from November 1, 2011 to December 31, 2011. The following table provides certain pro forma financial information for the Company as if the YFCS and PHC acquisitions occurred as of January 1, 2010 (in thousands):

	Year Ended December 31,
	2011	2010

Revenue	$330,372	$314,157

Income (loss) from continuing operations, before income taxes	$(34,604)	$9,135

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

5.	Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the year ended December 31, 2011 (in thousands):

Balance at January 1, 2011	$9,157
YFCS acquisition	133,300
PHC acquisition	44,358

Balance at December 31, 2011	$186,815

Other identifiable intangible assets and related accumulated amortization consist of the following as of December 31, 2011 and December 31, 2010 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Intangible assets subject to amortization:
Trademarks	$85	$85	$(74)	$(64)
Patient-related intangible assets	1,200	—	(1,200)	—
Contract intangible assets	2,100	—	(70)	—
Non-compete agreements	588	266	(488)	(207)

	3,973	351	(1,832)	(271)
Intangible assets not subject to amortization:
Licenses and accreditations	4,059	129	—	—
Certificates of need	2,032	335	—	—

	6,091	464	—	—

Total	$10,064	$815	$(1,832)	$(271)

In connection with the YFCS acquisition, the Company acquired $5.4 million of intangible assets consisting of patient-related intangible assets of $1.2 million, non-compete agreements of $0.3 million, licenses and accreditations of $2.7 million and certificates of need of $1.1 million. In connection with the PHC acquisition, the Company acquired intangible assets with a preliminary value of $3.5 million consisting of contract intangible assets of $2.1 million, licenses and accreditations of $1.2 million and certificates of need of $0.2 million. The Company also incurred and capitalized $0.4 million and $0.2 million in the years ended December 31, 2011 and 2010 related to costs to obtain certificates of need.

The patient-related intangible assets, which represent the value associated with the patients of the YFCS facilities as of the acquisition date, have been amortized over the estimated three-month average term in which the existing patients will be discharged. The YFCS non-compete agreements are being amortized on a straight-line basis over the one-year term of the agreements. The PHC contract intangible of $2.1 million is amortized on a straight-line basis over the estimated five-year term of the related contract. Amortization expense was approximately $1.6 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. Estimated amortization expense for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $0.5 million, $0.4 million, $0.4 million, $0.4 million and $0.4 million, respectively.

The Company’s licenses and accreditations and certificates of need intangible assets have indefinite lives and are therefore not subject to amortization.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

6.	Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. In 2010, the Company ceased operations of its facility located in Hilo, Hawaii. As part of the acquisition of YFCS on April 1, 2011, the Company acquired a facility located in Tampa Bay, Florida that was classified as discontinued operations during 2010. In December 2011, the Company closed three outpatient facilities and a 24-bed substance abuse facility acquired from PHC on November 1, 2011. The results of operations of these facilities have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Revenue	$487	$1,855	$3,210

Net (loss) income from discontinued operations	$(2,019)	$(471)	$119

7.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Senior Secured Credit Facility:
Senior Secured Term Loans	$129,938	$—
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018	147,521	—
Secured Promissory Notes	—	9,984

	277,459	9,984
Less: current portion	(6,750)	(9,984)

Long-term debt	$270,709	$—

Senior Secured Credit Facility

To finance our acquisition of YFCS and refinance our $10.0 million secured promissory note that was outstanding at December 31, 2010, we entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility entered into on April 1, 2011 included $135.0 million of term loans and a revolving credit facility of $30.0 million. As of December 31, 2011, we had $29.6 million of availability under our revolving line of credit, which reflected the total revolving credit facility of $30.0 million less an undrawn letter of credit of $0.4 million.

On March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of Haven Facilities on March 1, 2012. Subsequent to the amendment to the Senior Credit Facility and acquisition of the Haven Facilities, we have $69.6 million of availability under our revolving line of credit, subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for March 31, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to Acadia’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.50% and 3.50% for Eurodollar Rate Loans and Base Rate Loans,

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

respectively, as of December 31, 2011. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of December 31, 2011, borrowings under the Senior Secured Credit Facility bore interest at 4.80%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of December 31, 2011, undrawn amounts bore interest at a rate of 0.55%.

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. As of December 31, 2011, Acadia was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We will pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) pay dividends on the Company’s equity interests or redeem, repurchase or retire the Company’s equity interests or subordinated debt; (iii) transfer or sell assets; (iv) make certain investments; (v) incur certain liens; (vi) create restrictions on the ability of the Company’s subsidiaries to pay dividends or make other payments to the Company; (vii) engage in certain transactions with the Company’s affiliates; and (viii) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries, all of which are wholly owned subsidiaries. The guarantees are full and unconditional and joint and several and Acadia Healthcare Company, Inc., as the parent issuer of the Senior Notes, has no independent assets or operations.

Other

Other accrued liabilities include $3.3 million and $0.5 million of accrued interest as of December 31, 2011 and 2010, respectively.

The aggregate maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

2012	$6,750
2013	11,813
2014	16,031
2015	19,406
2016	75,938
Thereafter	150,000

Total	$279,938

8.	Equity

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

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

On November 1, 2011, the Company completed a 1.7633-for-one stock split which resulted in 17,633,117 shares of common stock issued and outstanding on such date, Holdings was dissolved and the 17,633,117 shares of common stock of Acadia Healthcare Company, Inc. were distributed to the members of Holdings, consisting of Waud Capital Partners or its affiliates and certain members of Acadia management, in accordance with their respective ownership interests. Additionally, on November 1, 2011, in connection with our acquisition of PHC, 4,891,667 shares of common stock of Acadia Healthcare Company, Inc. were issued to the PHC stockholders. The shares issued to the PHC stockholders were registered with the Securities and Exchange Commission and began trading on the NASDAQ Global Market exchange on November 1, 2011.

On December 20, 2011, we completed the offering of 8,333,333 shares of our common stock at a price of $7.50 per share and an additional 1,249,999 shares of our common stock at the price of $7.0875 per share pursuant to the over-allotment option that was granted by us to the underwriters as part of the offering. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of approximately $3.8 million and additional offering-related expenses of approximately $0.9 million, were approximately $67.2 million. The net offering proceeds were used to partially fund the acquisition of the Haven Facilities completed on March 1, 2012.

9.	Equity-Based Compensation

Holdings’ Equity Incentive Units

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

On April 1, 2011, Holdings issued Class C Units and Class D Units (the “Management Incentive Units”) to certain members of management. Under the terms of the limited liability company agreement, the Management Incentive Units do not have value until certain performance targets are met. The Class C Units vest evenly over a five-year period on each of the first five anniversaries from the date of issuance and the Class D Units were immediately vested at the date of issuance. The Management Incentive Units contain certain repurchase provisions requiring such to be accounted for as liability awards. The estimated fair value of the Management Incentive Units of $13.7 million was recorded as equity-based compensation expense during the second quarter ended June 30, 2011 and was based on various factors, including the value implied by the PHC acquisition and analyses of relevant EBITDA multiples as supported by guideline companies. We recorded an adjustment of $2.8 million during the fourth quarter ended December 31, 2011 to reduce the cumulative equity-based compensation expense related to the Management Incentive Units to $10.9 million based on the fair value of the common stock and cash distributed to the unitholders upon the dissolution of Holdings on November 1, 2011.

Equity Incentive Plans

A maximum of 2,700,000 shares of our common stock are authorized for grant as stock options, restricted stock or other share-based compensation under the Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing sales prices of our common stock on the date of grant.

On November 1, 2011, pursuant to the terms of our merger agreement with PHC, we issued 302,446 stock options and 90,750 stock warrants as replacements of PHC stock options and warrants outstanding on the acquisition date. Of the PHC replacement awards, 281,604 stock options and all 90,750 stock warrants were vested as of the acquisition date and 20,842 of the stock options will vest over the remaining requisite service period.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

Stock option activity during 2011 is as follows (number of options and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	—	$—	—	$—
Options granted	54,500	9.40	9.88	33
Options issued in connection with acquisition	302,446	7.36	3.45	964
Options exercised	(7,813)	4.86	N/A	N/A
Options cancelled	(2,312)	7.03	N/A	N/A

Options outstanding at December 31, 2011	346,821	7.74	4.50	947

Options exercisable at December 31, 2011	279,763	$7.54	3.53	$851

Restricted stock activity during 2011 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2010	—	$—
Granted	138,320	9.40
Cancelled	—	—
Vested	—	—

Unvested at December 31, 2011	138,320	$9.40

The grant-date fair value of our stock options is estimated using the Black-Scholes option pricing model. We recognize expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. The following table summarizes the grant-date fair value of options and the assumptions we used to develop the fair value estimates for options granted during the year ended December 31, 2011:

2011
Weighted average grant-date fair value of options	$3.98
Risk-free interest rate	1.2%
Expected volatility	42%
Expected life (in years)	6.3
Dividend yield	—%

Our estimate of expected volatility for stock options granted in 2011 is based upon the volatility of guideline companies given the lack of sufficient historical trading experience of the Company’s common stock. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

As of December 31, 2011, the unrecognized compensation cost related to nonvested awards was $1.2 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years. The total intrinsic value of options exercised during 2011 was less than $0.1 million.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

10.	Income Taxes

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

The Company made tax payments of $2.6 million for the year ended December 31, 2011.

The Company’s benefit from income taxes for continuing operations of $5.4 million for the year ended December 31, 2011, consists of (a) current and deferred tax expense on the respective periods’ operating results, (b) the recognition of deferred tax expense attributable to the change in federal and state tax status of the Company and its wholly-owned LLC subsidiaries, in accordance with ASC 740 on April 1, 2011 and (c) the effect of non-deductible items, including equity-based compensation expense and certain transaction-related expenses. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes.

Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009

Current:
Federal	$295	$514	$—
State	1,049	108	53

Total current	1,344	622	53

Deferred:
Federal	(5,144)	—	—
State	(1,583)	(145)	—

Total deferred	(6,727)	(145)	—

Total income tax expense (benefit)	$(5,383)	$477	$53

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2011	2010	2009
Continuing operations	$(5,383)	$477	$53
Discontinued operations	330	(5)	—

Total	$(5,053)	$472	$53

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Year ended December 31,
	2011	2010	2009
Income tax at federal statutory rate	35.0%	34.0%	34.0%
Income tax at state statutory rate	1.4	1.2	(1.0)
Non-deductible equity-based compensation expense	(15.9)	—	—
Non-deductible transaction-related expenses	(7.2)	—	—
Change in valuation allowance	(0.8)	(2.7)	—
Change in tax status of an enterprise	1.4	—	—
Flow-through to members of Holdings	1.2	(26.3)	(34.0)
Other	(1.0)	0.1	(1.0)

Effective income tax rate	14.1%	6.3%	(2.0	) %

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Current deferred tax assets are included in other current assets and non-current deferred tax assets are included in other assets on the Company’s consolidated balance sheets. Deferred tax assets and liabilities of the Company at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010
Net operating losses and tax credit carryforwards - federal and state	$10,257	$691
Intangibles	992	44
Prepaid items	—	57
Bad debt allowance	3,433	6
Accrued compensation and severance	590	74
Accrued expenses	1,731	376
Insurance reserves	211	315
Other assets	585	21
Valuation allowance	(740)	(447)

Total deferred tax assets	17,059	1,137
Fixed asset basis difference	(4,547)	(947)
Prepaid items	(267)	—

Total deferred tax liabilities	(4,814)	(947)

Net deferred tax asset (liability)	$12,245	$190

The Company’s federal net operating loss carry forwards as of December 31, 2011 and 2010 are approximately $21.4 million and $3.3 million, respectively. The Company’s state net operating loss carry forwards as of December 31, 2011 and 2010 are approximately $45.4 million and $2.8 million, respectively. The operating losses will expire between 2022 and 2028. Due to changes in ownership control, net operating losses acquired are limited to offset future income pursuant to Internal Revenue Code Section 382.

The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the company. The Company has elected to classify interest and penalties related to the unrecognized tax benefits as a component of income tax expense. The Company did not recognize any interest and penalties relative to uncertain tax positions during the years ended December 31, 2011 or 2010.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

	2011	2010
Balance at January 1,	$1,050	$117

Additions based on tax positions related to the current year	—	933
Additions for tax positions of prior years	—	—
Reductions as a result of the lapse of applicable statutes of limitations	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31,	$1,050	$1,050

None of the uncertain tax positions would affect the Company’s effective income tax rate if recognized. The Company has unused U.S. federal and state NOLs for years 2002 through 2007. As such, these years remain subject to examination by the relevant tax authorities.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The following table summarizes the financial instruments as of December 31, 2011 and 2010, which are recorded at fair value (in thousands):

	Level 1	Level 2	Level 3	Balance at December 31, 2011

Cash and cash equivalents	$61,118	$—	$—	$61,118

	Level 1	Level 2	Level 3	Balance at December 31, 2010

Cash and cash equivalents	$8,614	$—	$—	$8,614

12.	Leases

The Company is obligated under certain operating leases to rent space for its facilities and other office space. The original terms of the leases typically range from five to ten years, with optional renewal periods.

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year are as follows (in thousands):

Operating
Leases
2012	$8,143
2013	5,767
2014	4,394
2015	3,514
2016	3,073
Thereafter	4,054

Total minimum rental obligations	$28,945

During the years ended 2011, 2010 and 2009, rent expense was approximately $5.9 million, $1.3 million and $0.9 million, respectively.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

13.	Commitments and Contingencies

The Company is, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In the opinion of management, the Company is not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

14.	Employee Benefit Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees. The Company may, at its discretion, make contributions to the plan. For the years ended December 31, 2011, 2010 and 2009, the Company contributed approximately $0.2 million, $0.1 million and $0.1 million, respectively, to the 401(k) plan.

15.	Related Parties

Professional Services Agreement

Acadia and Waud Capital Partners were parties to a professional services agreement dated April 1, 2011, pursuant to which Waud Capital Partners rendered general advisory and management services with respect to financial and operating matters, including advice on corporate strategy, budgeting of future corporate investment, acquisition and divestiture strategy and debt and equity financing. Effective November 1, 2011, Waud Capital Partners and Acadia terminated the professional services agreement and Acadia paid a fee of $20.6 million to Waud Capital Partners pursuant to the terms of the related termination agreement.

The parties entered into the professional services agreement in connection with entering into the second amended and restated limited liability company agreement of Acadia Holdings on April 1, 2011 (the “Acadia Holdings LLC Agreement”), which amended and restated Acadia Holdings’ prior limited liability company agreement dated August 31, 2009 (the “Prior LLC Agreement”). Pursuant to the professional services agreement, Acadia was obligated to pay the following fees to Waud Capital Partners: (i) upon consummation of any credit facility (including any amendments to existing credit facilities which have the effect of increasing the committed amount under such facility, but excluding any credit facility entered into after April 1, 2011 with any affiliate of Waud Capital Partners if such affiliate is receiving a closing or similar fee in connection with such facility), financing fees in cash in an aggregate amount to equal 1.5% of the aggregate principal amount of all such loans (or 1.0% of the aggregate amount of all public bond issuances); (ii) advisory fees in connection with the negotiation and consummation of any acquisitions and/or dispositions by Acadia or any of its subsidiaries in an aggregate amount equal to 2.0% of the gross purchase price of any such acquisition or disposition (including any debt or other liabilities assumed or otherwise included in the transaction(s)), as compensation for the negotiation, arranging and structuring services Waud Capital Partners has agreed to provide Acadia with respect thereto; and (iii) upon consummation of a sale of Acadia (as defined), a sale fee in cash in an amount equal to 1.5% of the enterprise value assigned to Acadia Holdings and its subsidiaries in connection with or implied by such sale of Acadia, as compensation for the negotiation, structuring and other services Waud Capital Partners has agreed to provide Acadia with respect to such sale of Acadia.

Under the professional services agreement, Waud Capital Partners charged Acadia a management fee for advisory and management services of $2.0 million per year. Management fees for the period from April 1, 2011 to the termination of the professional services agreement on November 1, 2011 were approximately $1.3 million.

The professional services agreement also provided for the reimbursement of Waud Capital Partners for its reasonable travel expenses, legal fees and other out-of-pocket fees and expenses in connection with activities undertaken pursuant to such agreement. Additionally, Waud Capital Partners and its affiliates (other than Acadia and its subsidiaries) were indemnified for liabilities incurred in connection with their role under the professional services agreement, other than for liabilities resulting from their gross negligence or willful misconduct, as determined by a court of competent jurisdiction in a final non-appealable order.

In connection with entry into the professional services agreement, the amendment and restatement of the Prior LLC Agreement and the consummation of Acadia’s acquisition of YFCS, Waud Capital Partners received $6.15 million in fees from Acadia on April 1, 2011, which consisted of a $3.6 million transaction fee, a $450,000 commitment fee and a $2.1 million financing fee.

Prior to entry into the professional services agreement, Waud Capital Partners was entitled to receive the following fees from Acadia Holdings pursuant to the Prior LLC Agreement: (i) an annual advisory fee, payable on a semi-annual basis, as compensation for the financial and management consulting services Waud Capital Partners had agreed to provide Acadia Holdings and its

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

subsidiaries with respect to their business and financial management generally and its financial affairs; and (ii) upon consummation of any credit facility (including amendments to existing credit facilities which have the effect of increasing the amount to be drawn under such facility by Acadia Holdings or its subsidiaries, but excluding any credit facility entered into after December 30, 2005 with any affiliate of Waud Capital Partners if such affiliate is receiving a closing or similar fee in connection with such facility) entered into by Acadia Holdings or its subsidiaries after December 30, 2005, financing fees in an aggregate amount to equal 2.0% of the aggregate principal amount of all such loans (or 1.0% of the aggregate amount of all public bond issuances), as compensation for the negotiation, arranging and structuring services Waud Capital Partners had agreed to provide to Acadia Holdings or its subsidiaries. Waud Capital Partners was also entitled to receive an annual advisory fee, payable semi-annually, under the Prior LLC Agreement (and its predecessor). Such fee was initially set at $350,000 per annum, subject to annual increases of $50,000, up to $600,000, effective January 1st of each year beginning January 1, 2007. Waud Capital Partners deferred the payment of all such management fees in accordance with the terms of the Prior LLC Agreement. On April 1, 2011 in connection with entry into the Acadia Holdings LLC Agreement, Waud Capital Partners received approximately $7.1 million of Acadia Holdings equity in exchange for fees it had previously deferred in accordance with the Prior LLC Agreement.

True Partners Engagement Agreement

Acadia and True Partners Consulting LLC (“True Partners”), an affiliate of Waud Capital Partners, are parties to an engagement agreement dated January 7, 2011, pursuant to which True Partners renders tax consulting and compliance services to Acadia and its affiliated entities. As of December 31, 2011, Waud Capital Partners and its affiliates indirectly owned a majority of the True Partners membership interests. The engagement agreement will automatically terminate upon the completion of the services to be rendered by True Partners thereunder. Either party may terminate the engagement agreement upon at least 30 days’ prior written notice to the other party. Upon such termination, True Partners shall be entitled to receive payment for services performed and expenses incurred through the date of termination. Pursuant to the engagement agreement, Acadia pays certain fixed fees to True Partners for various tax consulting and compliance services, which are billed monthly as incurred. Acadia paid $0.2 million, $0.1 million and $0.1 million to True Partners for such services in 2011, 2010 and 2009, respectively. In the event of a large transaction or other activity not otherwise covered under the engagement agreement for which True Partners provide services to Acadia, True Partners will provide consulting services to Acadia at its standard hourly rates, plus reimbursement of out-of-pocket expenses.

16.	Quarterly Information (Unaudited)

The following table presents summarized unaudited quarterly results of operations for the years ended December 31, 2011 and 2010. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in thousands except per share amounts).

	Quarters Ended
	March 31,	June 30,		September 30,	December 31,
Year Ended December 31, 2011:
Revenue	$16,846	$65,113		$62,396	$77,018
Loss (income) from continuing operations before income taxes	$(528)	$(18,894	) (1)	$4,586	$(23,420	) (2)
Net (loss) income	$(249)	$(21,857	) (1)	$3,123	$(15,909	) (2)

Basic and diluted net (loss) income per share	$(0.01)	$(1.24)		$0.18	$(0.72)

Year Ended December 31, 2010:
Revenue	$15,328	$15,958		$15,255	$15,562
Income (loss) from continuing operations before income taxes	$1,911	$2,400		$1,821	$1,026
Net income	$1,537	$2,583		$1,566	$524

Basic and diluted net income per share	$0.09	$0.15		$0.09	$0.03

(1)	Includes equity-based compensation expense of $19.8 million and transaction-related expenses related to the acquisitions of YFCS and PHC of $5.8 million.
(2)	Includes transaction-related expenses primarily related to the PHC acquisition of $31.0 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ JOEY A. JACOBS
Joey A. Jacobs
Chairman of the Board and Chief Executive Officer

Dated: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2012
Joey A. Jacobs

/s/ JACK E. POLSON Jack E. Polson	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2012

/s/ BRUCE A. SHEAR	Executive Vice Chairman, Director	March 13, 2012
Bruce A. Shear

/s/ CHARLES E. EDWARDS	Director	March 13, 2012
Charles E. Edwards

/s/ WILLIAM F. GRIECO	Director	March 13, 2012
William F. Grieco

/s/ MATTHEW A. LONDON	Director	March 13, 2012
Matthew A. London

/s/ GARY A. MECKLENBURG	Director	March 13, 2012
Gary A. Mecklenburg

/s/ WADE D. MIQUELON	Director	March 13, 2012
Wade D. Miquelon

/s/ REEVE B. WAUD	Director	March 13, 2012
Reeve B. Waud

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc., Acadia Merger Sub, LLC and PHC, Inc. (1)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (2)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (1)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (2)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2)

4.1	Indenture, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as Trustee. (2)

4.2	Form of 12.875% Senior Notes due 2018. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and Jefferies & Company, Inc. (2)

4.4	Stockholders Agreement, dated as of November 1, 2011, by and among the Registrant and each of the WCP and Management Investors Named therein. (2)

4.5	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate. (3)

4.6	Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (3)

10.1	Credit Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (1)

10.2	First Amendment to the Credit Agreement, dated July 12, 2011, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto. (1)

10.3	Second Amendment to the Credit Agreement, dated July 12, 2011, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto. (1)

10.4	Third Amendment to the Credit Agreement, dated December 15, 2011, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto. (4)

10.5*	Fourth Amendment to the Credit Agreement, dated March 1, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto.

10.6	Security and Pledge Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (1)

10.7	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Joey A. Jacobs. (1)

10.8	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Jack E. Polson. (1).

10.9	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Brent Turner. (1)

10.10	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Christopher L. Howard. (1)

10.11	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Ronald M. Fincher. (1)

10.12	Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III. (1)

10.13	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Robert Boswell. (1)

10.14	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Bruce A. Shear. (1)

10.15	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Alexander Luvall. (1)

10.16	Incentive Bonus Letter by and between Norman K. Carter, III and Acadia Management Company, Inc. dated January 4, 2010. (1)

10.17	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (1)

10.18	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (1)

10.19	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (1)

10.20	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (1)

10.21	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (1)

10.22	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (1)

10.23	Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan. (1)

10.24	Form of Restricted Stock Unit Agreement. (1)

10.25	Form of Incentive Stock Option Agreement. (1)

10.26	Form of Non-Qualified Stock Option Agreement. (1)

10.27	Form of Restricted Stock Agreement. (1)

10.28	Form of Stock Appreciation Rights Agreement. (1)

10.29	Professional Services Agreement, dated as of April 1, 2011, between Waud Capital Partners, L.L.C. and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (1)

10.30	Engagement Agreement, dated January 7, 2011, between True Partners Consulting LLC and Acadia Healthcare Company, Inc. (1)

10.31	Termination Agreement, dated November 1, 2011, by and between Waud Capital Partners, L.L.C and Acadia Healthcare Company, Inc. (3)

10.32	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (1)

10.33	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (1)

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(4)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 20, 2011 (File No. 001-35331).
(5)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.