Form 10-Q
period 2012-03-31
Acadia Healthcare Company, Inc.
filed 2012-04-27
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 27, 2012, there were 32,216,670 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$840	$61,118
Accounts receivable, net of allowance for doubtful accounts of $3,575 and $2,424, respectively	43,802	35,127
Deferred tax asset	5,683	6,239
Other current assets	11,897	10,121

Total current assets	62,222	112,605
Property and equipment, net	98,290	82,972
Goodwill	261,421	186,815
Intangible assets, net	9,381	8,232
Deferred tax asset – long-term	5,016	6,006
Other assets	16,922	16,366

Total assets	$453,252	$412,996

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8,000	$6,750
Accounts payable	8,074	8,642
Accrued salaries and benefits	16,542	16,195
Other accrued liabilities	14,110	9,081

Total current liabilities	46,726	40,668
Long-term debt	299,514	270,709
Other liabilities	6,332	5,254

Total liabilities	352,572	316,631
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 32,128,474 and 32,115,929 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	321	321
Additional paid-in capital	141,260	140,624
Accumulated deficit	(40,901)	(44,580)

Total equity	100,680	96,365

Total liabilities and equity	$453,252	$412,996

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue before provision for doubtful accounts	$93,021	$17,584
Provision for doubtful accounts	(1,723)	(738)

Revenue	91,298	16,846
Salaries, wages and benefits (including equity-based compensation expense of $578 and $0 for the three months ended March 31, 2012 and 2011, respectively)	56,540	10,712
Professional fees	4,216	375
Supplies	4,457	933
Rents and leases	2,320	351
Other operating expenses	9,140	1,886
Depreciation and amortization	1,615	243
Interest expense, net	7,282	223
Sponsor management fees	—	45
Transaction-related expenses	695	2,606

Total expenses	86,265	17,374

Income (loss) from continuing operations before income taxes	5,033	(528)
Provision (benefit) for income taxes	1,665	(271)

Income (loss) from continuing operations	3,368	(257)
Income from discontinued operations, net of income taxes	311	8

Net income (loss)	$3,679	$(249)

Basic earnings per share:
Income (loss) from continuing operations	$0.10	$(0.01)
Income from discontinued operations	$0.01	$—

Net income (loss)	$0.11	$(0.01)

Diluted earnings per share:
Income (loss) from continuing operations	$0.10	$(0.01)
Income from discontinued operations	$0.01	$—

Net income (loss)	$0.11	$(0.01)

Shares outstanding:
Basic	32,120	17,633
Diluted	32,333	17,633

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$3,679	$(249)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	1,615	243
Provision for bad debts	1,723	738
Amortization of debt issuance costs	587	—
Equity-based compensation expense	578	—
Deferred income tax expense	1,546	233
Other	19	—
Income from discontinued operations, net of taxes	(311)	(8)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,354)	(2,009)
Other current assets	(644)	(866)
Other assets	(40)	—
Accounts payable and other accrued liabilities	3,491	2,848
Accrued salaries and benefits	(1,312)	(406)
Other liabilities	874	48

Net cash provided by continuing operating activities	5,451	572
Net cash (used in) provided by discontinued operating activities	(516)	18

Net cash provided by operating activities	4,935	590
Investing activities:
Cash paid for acquisitions, net of cash acquired	(90,400)	—
Cash paid for capital expenditures	(3,911)	(784)
Other	88	—

Net cash used in investing activities	(94,223)	(784)
Financing activities:
Borrowings on long-term debt	25,000	—
Net increase in revolving credit facility	7,000	—
Principal payments on long-term debt	(2,000)	(23)
Payment of debt issuance costs	(1,048)	—
Proceeds from stock option exercises	58	—
Distributions to equity holders	—	(375)

Net cash provided by (used in) financing activities	29,010	(398)

Net decrease in cash and cash equivalents	(60,278)	(592)
Cash and cash equivalents at beginning of the period	61,118	8,614

Cash and cash equivalents at end of the period	$840	$8,022

Effect of acquisitions:
Assets acquired, excluding cash	$93,131	$—
Liabilities assumed	(2,731)	—

Cash paid for acquisitions, net of cash acquired	90,400	—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc.’s (hereinafter referred to as “Acadia” or the “Company”) principal business is to develop and operate inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral health services to better serve the behavioral health and recovery needs of communities throughout the United States.

Basis of Presentation

The business of the Company is conducted through limited liability companies and C-corporations, each of which is a direct or indirect wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2. Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” using the weighted-average shares outstanding, plus the dilutive effect of outstanding stock options and restricted shares, computed using the treasury stock method. All shares and per share amounts have been adjusted to reflect the stock splits completed in 2011.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Basic and diluted earnings per share:
Income (loss) from continuing operations	$3,368	$(257)
Income from discontinued operations	311	8

Net income (loss)	$3,679	$(249)

Denominator:
Weighted average shares outstanding for basic earnings per share	32,120	17,633
Effects of dilutive stock options and restricted stock units	213	—

Shares used in computing diluted earnings per common share	32,333	17,633

Basic earnings per share:
Income (loss) from continuing operations	$0.10	$(0.01)
Income from discontinued operations	0.01	—

Net income (loss)	$0.11	$(0.01)

Diluted earnings per share:
Income (loss) from continuing operations	$0.10	$(0.01)
Income from discontinued operations	0.01	—

Net income (loss)	$0.11	$(0.01)

3. Acquisitions

On March 1, 2012, the Company completed its acquisition of three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC for cash consideration of $90.4 million. The Haven Facilities, with an aggregate of 166 acute inpatient psychiatric beds, are located in Arizona, Texas, and Oklahoma, respectively. The goodwill associated with the acquisition of the Haven Facilities is deductible for federal income tax purposes. The preliminary fair values of assets acquired and liabilities assumed at the acquisition date, which are subject to revision as more detailed analysis is completed and the valuation of intangible assets and other assets acquired and liabilities assumed is finalized, are as follows (in thousands):

Cash	$5
Accounts receivable	4,138
Prepaid expenses and other current assets	723
Property and equipment	12,723
Goodwill	74,347
Intangible assets	1,200

Total assets acquired	93,136
Accounts payable	1,183
Accrued salaries and benefits	1,466
Other accrued expenses	82

Total liabilities assumed	2,731

Net assets acquired	$90,405

On November 1, 2011, the Company completed its acquisition of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a publicly-held behavioral health services company based in Massachusetts. On April 1, 2011, the Company acquired all of the equity interests of Youth and Family Centered Services, Inc. (“YFCS”). YFCS operates 13 behavioral healthcare facilities across the United States.

The qualitative factors comprising the goodwill acquired in the YFCS, PHC and the Haven Facilities acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance and applying best practices throughout the combined companies.

Pro Forma Information

The consolidated statement of operations for the three months ended March 31, 2012 includes revenue of $47.4 million and income from continuing operations before income taxes of $0.8 million for YFCS relating to the period from January 1, 2012 to March 31, 2012, revenue of $19.9 million and income from continuing operations before income taxes of $1.9 million for PHC relating to the period from January 1, 2012 to March 31, 2012 and revenue of $3.9 million and income from continuing operations before income taxes of $0.7 million for the Haven Facilities relating to the period from March 1, 2012 to March 31, 2012. The following table provides certain pro forma financial information for the Company as if the YFCS, PHC and the Haven Facilities acquisitions occurred as of January 1, 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$98,223	$91,035

Income from continuing operations, before income taxes	$7,155	$3,826

4. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the three months ended March 31, 2012 (in thousands):

Balance at January 1, 2012	$186,815
YFCS and PHC acquisition adjustments	259
Acquisition of the Haven Facilities	74,347

Balance at March 31, 2012	$261,421

Other identifiable intangible assets and related accumulated amortization consist of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Intangible assets subject to amortization:
Trademarks	$85	$85	$(75)	$(74)
Contract intangible assets	2,100	2,100	(175)	(70)
Non-compete agreements	737	588	(578)	(488)

	2,922	2,773	(828)	(632)
Intangible assets not subject to amortization:
Licenses and accreditations	4,884	4,059	—	—
Certificates of need	2,403	2,032	—	—

	7,287	6,091	—	—

Total	$10,209	$8,864	$(828)	$(632)

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a preliminary fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. The Company also incurred and capitalized $0.1 million and $0.4 million in the three months ended March 31, 2012 and year ended December 31, 2011, respectively, related to costs to obtain certificates of need. Amortization expense was approximately $0.2 million and less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s licenses and accreditations and certificate of need intangible assets have indefinite lives and are therefore not subject to amortization.

5. Property and Equipment

Property and equipment consists of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land	$17,319	$14,115
Building and improvements	65,555	53,514
Equipment	10,725	8,222
Construction in progress	11,968	12,945

	105,567	88,796
Less accumulated depreciation	(7,277)	(5,824)

Property and equipment, net	$98,290	$82,972

6. Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. As part of the acquisition of YFCS on April 1, 2011, the Company acquired a facility located in Tampa Bay, Florida that was closed in 2010. In December 2011, the Company closed three outpatient facilities and a 24-bed substance abuse facility acquired from PHC on November 1, 2011. The results of operations of these facilities have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$40	$—

Net income from discontinued operations	$311	$8

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Senior Secured Term Loans	$152,937	$129,938
Senior Secured Revolving Line of Credit	7,000	—
12.875% Senior Notes due 2018	147,577	147,521

	307,514	277,459
Less: current portion	(8,000)	(6,750)

Long-term debt	$299,514	$270,709

Senior Secured Credit Facility

The Company entered into the senior secured credit facility, administered by Bank of America, N.A., on April 1, 2011 (“Senior Secured Credit Facility”). The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving credit facility of $30.0 million.

On March 1, 2012, the Company amended its Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. The Company used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven Facilities on March 1, 2012. As of March 31, 2012, the Company had $67.6 million of availability under its revolving line of credit, which reflected the total revolving credit facility of $75.0 million less the $7.0 million outstanding and an undrawn letter of credit of $0.4 million. Borrowings under the revolving credit facility are subject to customary debt incurrence tests. The term loans require quarterly principal payments of $2.0 million for March 31, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to Acadia’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.25% and 3.25% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of March 31, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of March 31, 2012, borrowings under the Senior Secured Credit Facility bore interest at 4.50%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of March 31, 2012, undrawn amounts bore interest at a rate of 0.55%.

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. As of March 31, 2012, Acadia was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, the Company issued $150.0 million of 12.875% Senior Notes due 2018 (the “Senior Notes”). The Senior Notes were issued at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. The Company will pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

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

8. Equity-Based Compensation

The Company issues stock-based awards, including stock options and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan (the “Equity Incentive Plan”). A maximum of 2,700,000 shares of our common stock are authorized for issuance as stock options, restricted stock, restricted stock units or other share-based compensation under the Equity Incentive Plan. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of our common stock on the date of grant.

The grant-date fair value of our stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2012:

March 31, 2012
Weighted average grant-date fair value of options	$6.79
Risk-free interest rate	1.3%
Expected volatility	42%
Expected life (in years)	6.3
Dividend yield	—%

The Company’s estimate of expected volatility for stock options is based upon the volatility of guideline companies given the lack of sufficient historical trading experience of the Company’s common stock. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

The Company granted 331,535 stock options and 267,052 shares of restricted stock and restricted stock units to employees and non-employee directors during the three months ended March 31, 2012. The Company recognized $0.6 million in equity-based compensation expense for the three months ended March 31, 2012.

9. Income Taxes

The provision for income taxes for continuing operations for the three months ended March 31, 2012 reflects an effective tax rate of approximately 33.1%.

Prior to April 1, 2011, the Company and its subsidiary LLCs were taxed as flow-through entities and as such, the results of operations of the Company related to the flow-through entities were included in the income tax returns of its members. On April 1, 2011, the Company and its wholly-owned LLC subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

10. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The following table summarizes the financial instruments as of March 31, 2012 and December 31, 2011, which are recorded at fair value (in thousands):

	Level 1	Level 2	Level 3	Balance at March 31, 2012
Cash and cash equivalents	$840	$—	$—	$840

	Level 1	Level 2	Level 3	Balance at December 31, 2011
Cash and cash equivalents	$61,118	$—	$—	$61,118

11. Commitments and Contingencies

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

12. Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-5 did not have an impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negative thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained are forward-looking statements.

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

•

difficulties in successfully integrating the operations of the Youth and Family Centered Services, Inc. (“YFCS”) acquisition, PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”) acquisition and three inpatient psychiatric hospitals (the “Haven Facilities”) acquired from Haven Behavioral Healthcare Holdings, LLC (“Haven”) or realizing the potential benefits and synergies of these acquisitions;

•	difficulties in acquiring facilities in general and acquiring facilities from not-for-profit entities due to regulatory scrutiny;

•	difficulties in improving the operations of the facilities we acquire;

•	the impact of unknown or contingent liabilities on facilities we acquire;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our common stock;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the impact of legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the fact that we have not been required to comply with regulatory requirements applicable to reporting companies until recently;

•	our status as a “controlled company”; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

On March 1, 2012, we completed the acquisition of the Haven Facilities with a combined 166 licensed beds from Haven for $90.4 million of cash consideration. Also on March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the net proceeds from the December 2011 sale of our common stock, the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to fund the acquisition of the Haven Facilities.

During 2011, we completed our acquisition of PHC, a leading national provider of inpatient and outpatient mental health and drug and alcohol addiction treatment programs in Delaware, Michigan, Nevada, Pennsylvania, Utah and Virginia, and YFCS, the largest private, for-profit provider of behavioral health, education and long-term support services exclusively for abused and neglected children and adolescents.

The recent acquisitions of facilities and services make us the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. We believe that the acquisitions of YFCS, PHC and the Haven Facilities position the combined company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. We expect to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including implementing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Revenue

Revenue is derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment and includes revenue payable by the Medicare program administered by the Center for Medicare and Medicaid Services, state Medicaid programs, commercial insurance (in network and out of network), and other payors including individual patients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Private Pay	$2,619	2.8%	$507	2.9%
Commercial	17,424	18.7%	5,394	30.7%
Medicare	8,930	9.6%	3,417	19.4%
Medicaid	61,149	65.8%	8,043	45.7%
Other	2,899	3.1%	223	1.3%

Revenue before provision for doubtful accounts	93,021	100.0%	17,584	100.0%
Provision for doubtful accounts	(1,723)		(738)

Revenue	$91,298		$16,846

The following tables present a summary of our aging of accounts receivable as of March 31, 2012 and December 31, 2011:

March 31, 2012

	Current	30-90	90-150	>150	Total
Private Pay	2.8%	2.0%	0.8%	2.5%	8.1%
Commercial	14.3%	6.6%	2.0%	2.2%	25.1%
Medicare	9.6%	1.5%	0.4%	0.2%	11.7%
Medicaid	38.7%	12.4%	1.6%	2.4%	55.1%

Total	65.4%	22.5%	4.8%	7.3%	100.0%

December 31, 2011

	Current	30-90	90-150	>150	Total
Private Pay	0.8%	1.3%	0.6%	2.2%	4.9%
Commercial	15.9%	7.9%	2.4%	2.1%	28.3%
Medicare	7.1%	1.3%	0.5%	0.4%	9.3%
Medicaid	36.9%	13.7%	3.1%	3.8%	57.5%

Total	60.7%	24.2%	6.6%	8.5%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$93,021		$17,584
Provision for doubtful accounts	(1,723)		(738)

Revenue	91,298	100.0%	16,846	100.0%
Salaries, wages and benefits	56,540	61.9%	10,712	63.6%
Professional fees	4,216	4.6%	375	2.2%
Supplies	4,457	4.9%	933	5.5%
Rents and leases	2,320	2.5%	351	2.1%
Other operating expenses	9,140	10.1%	1,886	11.2%
Depreciation and amortization	1,615	1.8%	243	1.4%
Interest expense	7,282	8.0%	223	1.3%
Sponsor management fees	—	—	45	0.3%
Transaction-related expenses	695	0.7%	2,606	15.5%

	86,265	94.5%	17,374	103.1%

Income (loss) from continuing operations, before income taxes	5,033	5.5%	(528)	(3.1)%
Provision (benefit) for income taxes	1,665	1.8%	(271)	(1.6)%

Income (loss) from continuing operations	$3,368	3.7%	$(257)	(1.5)%

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $75.4 million, or 429.0%, to $93.0 million for the three months ended March 31, 2012 from $17.6 million for the three months ended March 31, 2011. The increase relates primarily to the $72.1 million of revenue generated during the three months ended March 31, 2012 from the YFCS facilities acquired on April 1, 2011, PHC facilities acquired on November 1, 2011 and Haven Facilities acquired on March 1, 2012. The increase in same-facility revenue before provision for doubtful accounts of $2.4 million, or 13.6%, is attributable to same-facility growth in patient days of 15.1% from facility expansions and other growth initiatives.

Provision for doubtful accounts. The provision for doubtful accounts was $1.7 million for the three months ended March 31, 2012, or 1.9% of revenue before provision for doubtful accounts, compared to $0.7 million for the three months ended March 31, 2011, or 4.2% of revenue before provision for doubtful accounts. The decrease in the provision for doubtful accounts as a percentage of revenue before provision for doubtful accounts is attributable to the lower volumes of private pay admissions and bad debts associated with the facilities acquired from YFCS on April 1, 2011. The same facility provision for doubtful accounts was $0.8 million for the three months ended March 31, 2012, or 4.0% of revenue before provision for doubtful accounts, compared to $0.7 million for the three months ended March 31, 2011, or 4.2% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $56.5 million for the three months ended March 31, 2012 compared to $10.7 million for the three months ended March 31, 2011, an increase of $45.8 million. SWB expense includes $0.6 million of equity-based compensation expense for the three months ended March 31, 2012. There was no equity-based compensation expense during the three months ended March 31, 2011. Excluding equity-based compensation expense, SWB expense was $56.0 million, or 61.3% of revenue, for the three months ended March 31, 2012, compared to 63.6% of revenue for the three months ended March 31, 2011. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue is primarily the result of lower corporate office costs as a percentage of revenue. SWB expense, excluding equity-based compensation expense, for our corporate office was $3.3 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011 as a result of the hiring of senior management and other personnel necessary to facilitate acquisitions and the overall growth of the Company. Same-facility SWB expense was $10.7 million for the three months ended March 31, 2012, or 56.0% of revenue, compared to $9.6 million for the three months ended March 31, 2011, or 57.2% of revenue. The $45.3 million increase in SWB expense, excluding equity-based compensation expense, is attributable to the acquisition of YFCS on April 1, 2011, the acquisition of PHC on November 1, 2011 and the acquisition of the Haven Facilities on March 1, 2012.

Professional fees. Professional fees were $4.2 million for the three months ended March 31, 2012, or 4.6% of revenue, compared to $0.4 million for the three months ended March 31, 2011, or 2.2% of revenue. The increase in professional fees as a percentage of revenue is primarily attributable to the higher professional fees associated with the facilities acquired from YFCS on April 1, 2011, PHC on November 1, 2011 and Haven on March 1, 2012. Same-facility professional fees were $0.4 million for the three months ended March 31, 2012, or 2.3% of revenue, compared to $0.3 million, for the three months ended March 31, 2011, or 1.8% of revenue.

Supplies. Supplies expense was $4.5 million for the three months ended March 31, 2012, or 4.9% of revenue, compared to $0.9 million for the three months ended March 31, 2011, or 5.5% of revenue. The decrease in supplies expense as a percentage of revenue is primarily attributable to a change in the mix of services provided by the Company as a result of the acquisition of YFCS on April 1, 2011, PHC on November 1, 2011 and Haven on March 1, 2012. Same-facility supplies expense was $1.0 million for the three months ended March 31, 2012, or 5.3% of revenue, compared to $0.9 million for the three months ended March 31, 2011, or 5.5% of revenue.

Rents and leases. Rents and leases were $2.3 million for the three months ended March 31, 2012, or 2.5% of revenue, compared to $0.4 million for the three months ended March 31, 2011, or 2.1% of revenue. The increase in rents and leases is primarily attributable to the acquisition of YFCS on April 1, 2011 and PHC on November 1, 2011. Same-facility rents and leases were $0.3 million for the three months ended March 31, 2012, or 1.7% of revenue, compared to $0.3 million for the three months ended March 31, 2011, or 1.8% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $9.1 million for the three months ended March 31, 2012, or 10.1% of revenue, compared to $1.9 million for the three months ended March 31, 2011, or 11.2% of revenue. The decrease in other operating expenses as a percentage of revenue is attributable to the lower other operating expenses associated with the facilities acquired from YFCS on April 1, 2011, PHC on November 1, 2011 and Haven on March 1, 2012. Same-facility other operating expenses were $1.9 million for the three months ended March 31, 2012, or 10.1% of revenue, compared to $1.6 million for the three months ended March 31, 2011, or 9.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million for the three months ended March 31, 2012, or 1.8% of revenue, compared to $0.2 million for the three months ended March 31, 2011, or 1.4% of revenue. The increase in depreciation and amortization is attributable to the acquisition of YFCS on April 1, 2011, the acquisition of PHC on November 1, 2011 and the Haven Facilities acquisition on March 1, 2012.

Interest expense. Interest expense was $7.3 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011. The increase in interest expense is a result of borrowings under our Senior Secured Credit Facility and the issuance of $150.0 million of Senior Notes.

Sponsor management fees. Sponsor management fees were less than $0.1 million for the three months ended March 31, 2011, which related to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $0.7 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011. Transaction-related expenses represent costs incurred in the respective periods related to the acquisition of YFCS on April 1, 2011, PHC on November 1, 2011 and the Haven Facilities on March 1, 2012.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2012 was $5.5 million compared to cash provided by continuing operating activities of $0.6 million for the three months ended March 31, 2011. The increase in cash provided by continuing operating activities is primarily attributable to cash provided by continuing operating activities of the YFCS facilities acquired on April 1, 2011, the PHC facilities acquired on November 1, 2011 and the Haven Facilities acquired on March 1, 2012. As of March 31, 2012, we had working capital of $15.5 million. Days sales outstanding as of March 31, 2012 was 40 compared to 38 as of December 31, 2011.

Cash used in investing activities for the three months ended March 31, 2012 was $94.2 million compared to $0.8 million for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012, which primarily consisted of cash paid for the acquisition of the Haven Facilities, of $90.4 million. Cash paid for capital expenditures for the three months ended March 31, 2012 was $3.9 million, consisting of approximately $2.1 million of routine capital expenditures and $1.8 million for expansion. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2.0% of our revenue for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2011 consisted of $0.8 million in cash paid for capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2012 was $29.0 million compared to cash used in financing activities for the three months ended March 31, 2011 of $0.4 million. Cash provided by financing activities for the three months ended March 31, 2012 primarily consisted of long-term debt borrowings of $25.0 million, a net increase in our revolving credit facility of $7.0 million partially offset by principal payments on long-term debt of $2.0 million and payment of debt issuance costs of $1.0 million. Cash used in financing activities for the three months ended March 31, 2011 primarily consisted of distributions to equity holders of $0.4 million.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving credit facility of $30.0 million.

On March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven Facilities on March 1, 2012. As of March 31, 2012, we had $67.6 million of availability under our revolving line of credit, which reflected the total revolving credit facility of $75.0 million less the $7.0 million outstanding and an undrawn letter of credit of $0.4 million. Borrowings under the revolving credit facility are subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for March 31, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to our consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.25% and 3.25% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of March 31, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of March 31, 2012, borrowings under the Senior Secured Credit Facility bore interest at 4.50%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of March 31, 2012, undrawn amounts bore interest at a rate of 0.55%.

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

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) interest rate hedging; (ix) further assurances; and (x) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 4.0% of total revenues of Acadia and its subsidiaries and including a 100% carry-forward of unused amounts to the immediately succeeding fiscal year); (xv) prepayment of redemption of certain senior secured debt; and (xvi) amendments to certain material agreements. Acadia is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.20:1.00 as of the end of any fiscal quarter;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
March 31, 2012	5.75:1.0
June 30, 2012	5.75:1.0
September 30, 2012	5.75:1.0
December 31, 2012	5.25:1.0
March 31, 2013	5.25:1.0
June 30, 2013	5.25:1.0
September 30, 2013	5.25:1.0
December 31, 2013	4.75:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014 and each fiscal quarter ending thereafter	4.00:1.0

•	The senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
March 31, 2012	3.00:1.0
June 30, 2012	3.00:1.0
September 30, 2012	3.00:1.0
December 31, 2012 and each fiscal quarter ending thereafter	2.50:1.0

As of March 31, 2012, Acadia was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 (the “Senior Notes”) at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. We will pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

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

The Senior Notes issued by the Company are guaranteed by each of our subsidiaries, all of which are wholly owned subsidiaries. The guarantees are full and unconditional and joint and several and Acadia Healthcare Company, Inc., as the parent issuer of the Senior Notes, has no independent assets or operations.

Contractual Obligations

The following table presents a summary of contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Long-term debt (a)	$33,272	$87,267	$152,523	$180,578	$453,640
Operating leases	7,571	9,296	7,138	2,025	26,030
Purchase and other obligations (b)	316	—	—	—	316

Total obligations and commitments	$41,159	$96,563	$159,661	$182,603	$479,986

(a)	Amounts include required principal payments and related interest payments. We used the 4.5% interest rate at March 31, 2012 to estimate future interest payments related to our variable-rate debt.
(b)	Amounts relate to purchase obligations, including commitments to purchase property and equipment or complete existing capital projects in future periods.

Off Balance Sheet Arrangements

As of March 31, 2012, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2012 is composed of $150.0 million of fixed rate debt and $159.9 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.4 million on an annual basis based upon our borrowing level at March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

10.1	Fourth Amendment to the Credit Agreement, dated March 1, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto (2)

10.2	Summary of Acadia Healthcare Company, Inc. 2012 Cash Bonus Plans (3)

10.3	Summary of Acadia Healthcare Company, Inc. 2012 Long-Term Incentive Plan (3)

10.4	Nonmanagement Director Compensation Program (3)

10.5	Stock Ownership Guidelines for Nonmanagement Directors (3)

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331)
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed on March 23, 2012 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ Jack E. Polson
Jack E. Polson Chief Financial Officer

Dated: April 27, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

10.1	Fourth Amendment to the Credit Agreement, dated March 1, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto (2)

10.2	Summary of Acadia Healthcare Company, Inc. 2012 Cash Bonus Plans (3)

10.3	Summary of Acadia Healthcare Company, Inc. 2012 Long-Term Incentive Plan (3)

10.4	Nonmanagement Director Compensation Program (3)

10.5	Stock Ownership Guidelines for Nonmanagement Directors (3)

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331)
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed on March 23, 2012 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.