Form 10-Q
period 2012-06-30
Acadia Healthcare Company, Inc.
filed 2012-08-02
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 1, 2012, there were 41,731,241 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$120,176	$61,118
Accounts receivable, net of allowance for doubtful accounts of $5,123 and $2,424, respectively	45,658	35,127
Deferred tax asset	5,416	6,239
Other current assets	12,882	10,121

Total current assets	184,132	112,605
Property and equipment, net	112,841	82,972
Goodwill	262,325	186,815
Intangible assets, net	9,186	8,232
Deferred tax asset – long-term	1,975	6,006
Other assets	15,994	16,366

Total assets	$586,453	$412,996

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$6,750
Accounts payable	7,870	8,642
Accrued salaries and benefits	18,051	16,195
Other accrued liabilities	8,384	9,081

Total current liabilities	44,305	40,668
Long-term debt	288,573	270,709
Other liabilities	7,231	5,254

Total liabilities	340,109	316,631
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 41,731,241 and 32,115,929 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	417	321
Additional paid-in capital	280,919	140,624
Accumulated deficit	(34,992)	(44,580)

Total equity	246,344	96,365

Total liabilities and equity	$586,453	$412,996

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$102,752	$63,828	$194,020	$81,412
Provision for doubtful accounts	(2,222)	(253)	(3,927)	(991)

Revenue	100,530	63,575	190,093	80,421
Salaries, wages and benefits (including equity-based compensation expense of $592, $19,843, $1,170 and $19,843, respectively)	58,559	59,024	113,702	69,736
Professional fees	4,658	2,341	8,831	2,716
Supplies	4,872	3,314	9,317	4,247
Rents and leases	2,227	1,634	4,469	1,985
Other operating expenses	10,407	5,959	19,388	7,845
Depreciation and amortization	1,646	1,956	3,256	2,199
Interest expense, net	7,471	1,992	14,753	2,215
Sponsor management fees	—	545	—	590
Transaction-related expenses	670	5,756	1,365	8,362

Total expenses	90,510	82,521	175,081	99,895

Income (loss) from continuing operations before income taxes	10,020	(18,946)	15,012	(19,474)
Provision for income taxes	3,919	2,789	5,584	2,518

Income (loss) from continuing operations	6,101	(21,735)	9,428	(21,992)
(Loss) income from discontinued operations, net of income taxes	(192)	(122)	160	(114)

Net income (loss)	$5,909	$(21,857)	$9,588	$(22,106)

Basic earnings per share:
Income (loss) from continuing operations	$0.17	$(1.23)	$0.27	$(1.24)
(Loss) income from discontinued operations	$(0.01)	$(0.01)	$0.01	$(0.01)

Net income (loss)	$0.16	$(1.24)	$0.28	$(1.25)

Diluted earnings per share:
Income (loss) from continuing operations	$0.17	$(1.23)	$0.27	$(1.24)
(Loss) income from discontinued operations	$(0.01)	$(0.01)	$0.01	$(0.01)

Net income (loss)	$0.16	$(1.24)	$0.28	$(1.25)

Weighted-average shares outstanding:
Basic	36,507	17,633	34,313	17,633
Diluted	36,695	17,633	34,514	17,633

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount			Total
	(In thousands)
Balance at January 1, 2012	32,116	$321	$140,624	$(44,580)	$96,365
Issuance of common stock	9,488	95	138,939	—	139,034
Common stock issued under stock incentive plans	127	1	186	—	187
Equity-based compensation expense	—	—	1,170	—	1,170
Net income	—	—	—	9,588	9,588

Balance at June 30, 2012	41,731	$417	$280,919	$(34,992)	$246,344

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$9,588	$(22,106)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	3,256	2,199
Provision for doubtful accounts	3,927	991
Amortization of debt issuance costs	1,224	336
Equity-based compensation expense	1,170	19,843
Deferred income tax expense	4,854	228
Other	21	(170)
(Income) loss from discontinued operations, net of taxes	(160)	114
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,619)	(985)
Other current assets	(2,214)	(669)
Other assets	313	—
Accounts payable and other accrued liabilities	(2,805)	3,616
Accrued salaries and benefits	327	1,164
Other liabilities	1,860	742

Net cash provided by continuing operating activities	10,742	5,303
Net cash used in discontinued operating activities	(196)	(1,725)

Net cash provided by operating activities	10,546	3,578

Investing activities:
Cash paid for acquisitions, net of cash acquired	(90,466)	(178,014)
Cash paid for capital expenditures	(7,619)	(3,212)
Cash paid for real estate acquisitions	(13,886)	(2,150)
Other	1,400	(538)

Net cash used in investing activities	(110,571)	(183,914)

Financing activities:
Borrowings on long-term debt	25,000	135,000
Net increase in revolving credit facility	—	7,000
Principal payments on long-term debt	(4,000)	(1,688)
Repayment of long-term debt	—	(9,984)
Payment of debt issuance costs	(1,138)	(5,804)
Issuance of common stock	139,034	—
Proceeds from stock option exercises	187	—
Contribution from Holdings	—	51,029
Distributions to equity holders	—	(375)

Net cash provided by financing activities	159,083	175,178

Net increase (decrease) in cash and cash equivalents	59,058	(5,158)
Cash and cash equivalents at beginning of the period	61,118	8,614

Cash and cash equivalents at end of the period	$120,176	$3,456

Effect of acquisitions:
Assets acquired, excluding cash	$93,299	$213,073
Liabilities assumed	(2,833)	(35,059)

Cash paid for acquisitions, net of cash acquired	$90,466	$178,014

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Basic and diluted earnings per share:
Income (loss) from continuing operations	$6,101	$(21,735)	$9,428	$(21,992)
(Loss) income from discontinued operations	(192)	(122)	160	(114)

Net income (loss)	$5,909	$(21,857)	$9,588	$(22,106)

Denominator:
Weighted average shares outstanding for basic earnings per share	36,507	17,633	34,313	17,633
Effects of dilutive stock options and restricted stock units	188	—	201	—

Shares used in computing diluted earnings per common share	36,695	17,633	34,514	17,633

Basic earnings per share:
Income (loss) from continuing operations	$0.17	$(1.23)	$0.27	$(1.24)
(Loss) income from discontinued operations	(0.01)	(0.01)	0.01	(0.01)

Net income (loss)	$0.16	$(1.24)	$0.28	$(1.25)

Diluted earnings per share:
Income (loss) from continuing operations	$0.17	$(1.23)	$0.27	$(1.24)
(Loss) income from discontinued operations	(0.01)	(0.01)	0.01	(0.01)

Net income (loss)	$0.16	$(1.24)	$0.28	$(1.25)

3.	Acquisitions

On March 1, 2012, the Company completed its acquisition of three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC for cash consideration of $90.5 million. The Haven Facilities, with an aggregate of 166 acute inpatient psychiatric beds, are located in Arizona, Texas, and Oklahoma, respectively. The goodwill associated with the acquisition of the Haven Facilities is deductible for federal income tax purposes. The preliminary fair values of assets acquired and liabilities assumed at the acquisition date, which are subject to revision as more detailed analysis is completed and the valuation of intangible assets and other assets acquired and liabilities assumed is finalized, are as follows (in thousands):

Cash	$5
Accounts receivable	4,138
Prepaid expenses and other current assets	723
Property and equipment	12,723
Goodwill	74,515
Intangible assets	1,200

Total assets acquired	93,304

Accounts payable	1,183
Accrued salaries and benefits	1,523
Other accrued expenses	127

Total liabilities assumed	2,833

Net assets acquired	$90,471

On November 1, 2011, the Company completed its acquisition of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a publicly-held behavioral health services company based in Massachusetts. On April 1, 2011, the Company acquired all of the equity interests of Youth and Family Centered Services, Inc. (“YFCS”). YFCS operates 13 behavioral healthcare facilities across the United States.

The qualitative factors comprising the goodwill acquired in the YFCS, PHC and the Haven Facilities acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses are expensed as incurred and are comprised of the following costs for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Legal, accounting and other fees	$641	$760	$1,329	$3,366
Severance and contract termination costs	29	1,396	36	1,396
Advisory fees paid to equity sponsor	—	3,600	—	3,600

	$670	$5,756	$1,365	$8,362

Pro Forma Information

The consolidated statements of operations for the three and six months ended June 30, 2011 includes revenue of $45.5 million and income from continuing operations before income taxes of $4.1 million for YFCS relating to the period from April 1, 2011 to June 30, 2011.

The consolidated statements of operations for the three and six months ended June 30, 2012 includes: (i) revenue of $48.6 million and $94.6 million, respectively, and income from continuing operations before income taxes of $4.3 million and $5.2 million, respectively, for YFCS relating to the period from January 1, 2012 to June 30, 2012, (ii) revenue of $20.8 million and $41.2 million, respectively, and income from continuing operations before income taxes of $2.3 million and $4.2 million, respectively, for PHC relating to the period from January 1, 2012 to June 30, 2012 and (iii) revenue of $11.0 million and $14.9 million, respectively, and income from continuing operations before income taxes of $2.0 million and $2.7 million, respectively, for the Haven Facilities relating to the period from March 1, 2012 to June 30, 2012.

The following table provides certain pro forma financial information for the Company as if the YFCS, PHC and the Haven Facilities acquisitions occurred as of January 1, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$100,530	$93,437	$197,018	$184,472

Income (loss) from continuing operations, before income taxes	$10,020	$(21,549)	$16,439	$(20,493)

4.	Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the six months ended June 30, 2012 (in thousands):

Balance at January 1, 2012	$186,815
YFCS and PHC acquisition adjustments	995
Acquisition of the Haven Facilities	74,515

Balance at June 30, 2012	$262,325

Other identifiable intangible assets and related accumulated amortization consist of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Intangible assets subject to amortization:
Trademarks	$85	$85	$(76)	$(74)
Contract intangible assets	2,100	2,100	(280)	(70)
Non-compete agreements	737	588	(595)	(488)

	2,922	2,773	(951)	(632)
Intangible assets not subject to amortization:
Licenses and accreditations	4,689	4,059	—	—
Certificates of need	2,526	2,032	—	—

	7,215	6,091	—	—

Total	$10,137	$8,864	$(951)	$(632)

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a preliminary fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. The Company incurred and capitalized $0.3 million and $0.4 million in the six months ended June 30, 2012 and year ended December 31, 2011, respectively, related to costs to obtain certificates of need. Amortization expense was approximately $0.1 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.3 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s licenses and accreditations and certificate of need intangible assets have indefinite lives and are therefore not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land	$18,748	$14,115
Building and improvements	79,008	53,514
Equipment	11,680	8,222
Construction in progress	12,149	12,945

	121,585	88,796
Less accumulated depreciation	(8,744)	(5,824)

Property and equipment, net	$112,841	$82,972

6.	Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida and recognized a loss on disposal of $0.2 million, which is included in loss from discontinued operations on the condensed consolidated statements of operations. As part of the acquisition of YFCS on April 1, 2011, the Company acquired a facility located in Tampa Bay, Florida that was closed in 2010. In December 2011, the Company closed three outpatient facilities and a 24-bed substance abuse facility acquired from PHC on November 1, 2011. The results of operations of these facilities have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,795	$1,553	$3,570	$1,553

(Loss) income from discontinued operations, net of income taxes	$(192)	$(122)	$160	$(114)

7.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Senior Secured Term Loans	$150,938	$129,938
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018	147,635	147,521

	298,573	277,459
Less: current portion	(10,000)	(6,750)

Long-term debt	$288,573	$270,709

Senior Secured Credit Facility

The Company entered into the senior secured credit facility, administered by Bank of America, N.A., on April 1, 2011 (“Senior Secured Credit Facility”). The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving credit facility of $30.0 million.

On March 1, 2012, the Company amended its Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. The Company used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven Facilities on March 1, 2012. As of June 30, 2012, the Company had $74.6 million of availability under its revolving line of credit, which reflected the total revolving credit facility of $75.0 million less an undrawn letter of credit of $0.4 million. Borrowings under the revolving credit facility are subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for June 30, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to Acadia’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.25% and 3.25% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of June 30, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of June 30, 2012, borrowings under the Senior Secured Credit Facility bore interest at 4.50%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of June 30, 2012, undrawn amounts bore interest at a rate of 0.55%.

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. As of June 30, 2012, Acadia was in compliance with such covenants.

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

8.	Equity

On May 21, 2012, the Company completed the offering of 9,487,500 shares of its common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of approximately $6.4 million and additional offering-related expenses of approximately $0.7 million, were approximately $139.0 million. The Company expects to use the remaining net offering proceeds principally to fund the Company’s acquisition strategy.

9.	Equity-Based Compensation

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

The grant-date fair value of our stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2012 and year ended December 31, 2011:

	June 30, 2012	December 31, 2011
Weighted average grant-date fair value of options	$6.80	$3.98
Risk-free interest rate	1.1%	1.2%
Expected volatility	42%	42%
Expected life (in years)	6.3	6.3
Dividend yield	—%	—%
Expected forfeiture rate	17%	20%

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

The Company granted 36,358 and 367,893 stock options, 74,064 and 272,488 shares of restricted stock and 8,214 and 76,842 restricted stock units to employees and non-employee directors during the three and six months ended June 30, 2012, respectively. The Company recognized $0.6 million and $1.2 million in equity-based compensation expense for the three and six months ended June 30, 2012, respectively, and $19.8 million in equity-based compensation expense for the three and six months ended June 30, 2011. As of June 30, 2012, there was $6.4 million of unrecognized compensation expense related to unvested options and restricted stock, which is expected to be recognized over the remaining weighted average vesting period of 1.8 years.

10.	Income Taxes

The provision for income taxes for continuing operations for the three and six months ended June 30, 2012 reflects effective tax rates of approximately 39.1% and 37.2%, respectively.

Prior to April 1, 2011, the Company and its limited liability company subsidiaries were taxed as flow-through entities and as such, the results of operations of the Company related to the flow-through entities were included in the income tax returns of its members. On April 1, 2011, the Company and its wholly-owned LLC subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The following table summarizes the financial instruments as of June 30, 2012 and December 31, 2011, which are recorded at fair value (in thousands):

	Level 1	Level 2	Level 3	Balance at June 30, 2012
Cash and cash equivalents	$120,176	$—	$—	$120,176

	Level 1	Level 2	Level 3	Balance at December 31, 2011
Cash and cash equivalents	$61,118	$—	$—	$61,118

12.	Commitments and Contingencies

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

13.	Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-5”). ASU 2011-5 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-5 did not have an impact on the Company’s consolidated financial statements.

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

•	difficulties in acquiring facilities in general and acquiring facilities from not-for-profit entities due to regulatory scrutiny;

•	difficulties in improving the operations of the facilities we acquire;

•	the impact of unknown or contingent liabilities on facilities we acquire;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our common stock;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the impact of legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the fact that we have not been required to comply with regulatory requirements applicable to reporting companies until recently;

•	changes in our board and corporate governance as a result of our no longer qualifying as a “controlled company”; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. Our goal is to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2012, we operated 32 behavioral health facilities with over 2,150 beds in 18 states. During the six months ended June 30, 2012, we added 125 beds to existing facilities, and we expect to add approximately 170 more beds during the last two quarters of 2012.

On May 21, 2012, we completed the offering of 9,487,500 shares of our common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of approximately $6.4 million and additional offering-related expenses of approximately $0.7 million, were approximately $139.0 million. We expect to use the remaining net offering proceeds principally to fund our acquisition strategy.

On March 1, 2012, we completed the acquisition of the Haven Facilities with a combined 166 licensed beds from Haven for $90.5 million of cash consideration. Also on March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the net proceeds from the December 2011 sale of our common stock, the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to fund the acquisition of the Haven Facilities.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Private Pay	$1,511	1.5%	$583	0.9%	$2,894	1.5%	$1,253	1.5%
Commercial	21,300	20.7%	6,661	10.4%	40,586	20.9%	12,010	14.8%
Medicare	12,329	12.0%	3,395	5.3%	20,859	10.8%	6,696	8.2%
Medicaid	64,267	62.5%	52,298	82.0%	123,494	63.6%	60,338	74.1%
Other	3,345	3.3%	891	1.4%	6,187	3.2%	1,115	1.4%

Revenue before provision for doubtful accounts	102,752	100.0%	63,828	100.0%	194,020	100.0%	81,412	100.0%
Provision for doubtful accounts	(2,222)		(253)		(3,927)		(991)

Revenue	$100,530		$63,575		$190,093		$80,421

The following tables present a summary of our aging of accounts receivable as of June 30, 2012 and December 31, 2011:

June 30, 2012

	Current	30-90	90-150	>150	Total
Private Pay	1.8%	2.4%	1.0%	3.5%	8.7%
Commercial	13.7%	6.2%	2.3%	1.9%	24.1%
Medicare	9.4%	1.0%	0.7%	0.4%	11.5%
Medicaid	37.8%	11.7%	3.5%	2.7%	55.7%

Total	62.7%	21.3%	7.5%	8.5%	100.0%

December 31, 2011

	Current	30-90	90-150	>150	Total
Private Pay	0.8%	1.3%	0.6%	2.2%	4.9%
Commercial	15.9%	7.9%	2.4%	2.1%	28.3%
Medicare	7.1%	1.3%	0.5%	0.4%	9.3%
Medicaid	36.9%	13.7%	3.1%	3.8%	57.5%

Total	60.7%	24.2%	6.6%	8.5%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$102,752		$63,828		$194,020		$81,412
Provision for doubtful accounts	(2,222)		(253)		(3,927)		(991)

Revenue	100,530	100.0%	63,575	100.0%	190,093	100.0%	80,421	100.0%
Salaries, wages and benefits	58,559	58.3%	59,024	92.8%	113,702	59.8%	69,736	86.7%
Professional fees	4,658	4.6%	2,341	3.7%	8,831	4.6%	2,716	3.4%
Supplies	4,872	4.8%	3,314	5.2%	9,317	4.9%	4,247	5.3%
Rents and leases	2,227	2.2%	1,634	2.6%	4,469	2.4%	1,985	2.5%
Other operating expenses	10,407	10.4%	5,959	9.4%	19,388	10.2%	7,845	9.8%
Depreciation and amortization	1,646	1.6%	1,956	3.1%	3,256	1.7%	2,199	2.7%
Interest expense, net	7,471	7.4%	1,992	3.1%	14,753	7.8%	2,215	2.7%
Sponsor management fees	—	—	545	0.9%	—	—	590	0.7%
Transaction-related expenses	670	0.7%	5,756	9.0%	1,365	0.7%	8,362	10.4%

Total expenses	90,510	90.0%	82,521	129.8%	175,081	92.1%	99,895	124.2%

Income (loss) from continuing operations before income taxes	10,020	10.0%	(18,946)	(29.8)%	15,012	7.9%	(19,474)	(24.2)%
Provision for income taxes	3,919	3.9%	2,789	4.4%	5,584	2.9%	2,518	3.1%

Income (loss) from continuing operations	$6,101	6.1%	$(21,735)	(34.2)%	$9,428	5.0%	$(21,992)	(27.3)%

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $39.0 million,

or 61.0%, to $102.8 million for the three months ended June 30, 2012 from $63.8 million for the three months ended June 30, 2011. The increase relates primarily to the revenue generated during the three months ended June 30, 2012 from the PHC facilities acquired on November 1, 2011 and the Haven Facilities acquired on March 1, 2012, which were not included in our results for periods prior to our acquisitions. Same-facility revenue before provision for doubtful accounts increased by $5.7 million, or 8.9%, and is primarily attributable to same-facility growth in patient days of 9.2% resulting from facility expansions.

Provision for doubtful accounts. The provision for doubtful accounts was $2.2 million for the three months ended June 30, 2012, or 2.2% of revenue before provision for doubtful accounts, compared to $0.3 million for the three months ended June 30, 2011, or 0.4% of revenue before provision for doubtful accounts. The increase in the provision for doubtful accounts as a percentage of revenue before provision for doubtful accounts is partially attributable to changes in our payor mix following the acquisitions of PHC on November 1, 2011 and the Haven Facilities on March 1, 2012. The same facility provision for doubtful accounts was $1.3 million for the three months ended June 30, 2012, or 1.8% of revenue before provision for doubtful accounts, compared to $0.3 million for the three months ended June 30, 2011, or 0.4% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts for the three months ended June 30, 2012 was higher than in the comparable period because the provision for doubtful accounts in the three months ended June 30, 2011 reflected certain bad debt recoveries.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $58.6 million for the three months ended June 30, 2012 compared to $59.0 million for the three months ended June 30, 2011, a decrease of $0.4 million. SWB expense includes $0.6 million and $19.8 million of equity-based compensation expense for the three months ended June 30, 2012 and 2011, respectively. The $18.8 million increase in SWB expense, excluding equity-based compensation expense, is primarily attributable to the acquisition of the PHC facilities on November 1, 2011 and the acquisition of the Haven Facilities on March 1, 2012. Excluding equity-based compensation expense, SWB expense was $58.0 million, or 57.7% of revenue, for the three months ended June 30, 2012, compared to $39.2 million, or 61.6% of revenue, for the three months ended June 30, 2011. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue is primarily the result of savings in employee benefit costs and lower SWB expense incurred by the PHC facilities acquired on November 1, 2011 and the Haven Facilities acquired on March 1, 2012. Same-facility SWB expense was $39.2 million for the three months ended June 30, 2012, or 57.5% of revenue, compared to $36.9 million for the three months ended June 30, 2011, or 58.0% of revenue.

Professional fees. Professional fees were $4.7 million for the three months ended June 30, 2012, or 4.6% of revenue, compared to $2.3 million for the three months ended June 30, 2011, or 3.7% of revenue. The increase in professional fees as a percentage of revenue is primarily attributable to the higher professional fees incurred by our corporate office after becoming a public company on November 1, 2011 and higher professional fees associated with the PHC facilities acquired on November 1, 2011. Same-facility professional fees were $2.0 million for the three months ended June 30, 2012, or 2.9% of revenue, compared to $2.0 million, for the three months ended June 30, 2011, or 3.2% of revenue.

Supplies. Supplies expense was $4.9 million for the three months ended June 30, 2012, or 4.8% of revenue, compared to $3.3 million for the three months ended June 30, 2011, or 5.2% of revenue. The $1.6 million increase in supplies expense is primarily attributable to the acquisition of PHC on November 1, 2011 and the Haven Facilities on March 1, 2012. Same-facility supplies expense was $3.3 million for the three months ended June 30, 2012, or 4.8% of revenue, compared to $3.3 million for the three months ended June 30, 2011, or 5.2% of revenue.

Rents and leases. Rents and leases were $2.2 million for the three months ended June 30, 2012, or 2.2% of revenue, compared to $1.6 million for the three months ended June 30, 2011, or 2.6% of revenue. The decrease in rents and leases as a percentage of revenue is primarily attributable to the acquisition of the Haven Facilities, which are owned facilities, on March 1, 2011. Same-facility rents and leases were $1.5 million for the three months ended June 30, 2012, or 2.1% of revenue, compared to $1.5 million for the three months ended June 30, 2011, or 2.3% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $10.4 million for the three months ended June 30, 2012, or 10.4% of revenue, compared to $6.0 million for the three months ended June 30, 2011, or 9.4% of revenue. The increase in other operating expenses as a percentage of revenue is primarily attributable to an increase in purchased services. Same-facility other operating expenses were $6.6 million for the three months ended June 30, 2012, or 9.7% of revenue, compared to $5.6 million for the three months ended June 30, 2011, or 8.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $1.6 million for the three months ended June 30, 2012, or 1.6% of revenue, compared to $2.0 million for the three months ended June 30, 2011, or 3.1% of revenue. The decrease in depreciation and amortization is attributable to $1.2 million in amortization expense during the three months ended June 30, 2011 related to an intangible asset which became fully amortized as of June 30, 2011 offset by an increase in depreciation and amortization related to the acquisitions of PHC on November 1, 2011 and the Haven Facilities on March 1, 2012.

Interest expense. Interest expense was $7.5 million for the three months ended June 30, 2012 compared to $2.0 million for the three months ended June 30, 2011. The increase in interest expense is a result of the issuance of $150.0 million of 12.875% Senior Notes due 2018 (the “Senior Notes”) on November 1, 2011.

Sponsor management fees. Sponsor management fees were $0.5 million for the three months ended June 30, 2011, which related to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $0.7 million for the three months ended June 30, 2012 compared to $5.8 million for the three months ended June 30, 2011. Transaction-related expenses represent costs incurred in the respective periods primarily related to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011 and the Haven Facilities on March 1, 2012.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $112.6 million,

or 138.3%, to $194.0 million for the six months ended June 30, 2012 from $81.4 million for the six months ended June 30, 2011. The increase relates primarily to the revenue generated during the six months ended June 30, 2012 from the YFCS facilities acquired on April 1, 2011, PHC facilities acquired on November 1, 2011 and Haven Facilities acquired on March 1, 2012, which were not included in our results for periods prior to our acquisitions. Same-facility revenue before provision for doubtful accounts increased by $8.1 million, or 9.9%, and is primarily attributable to same-facility growth in patient days of 10.2% resulting from facility expansions.

Provision for doubtful accounts. The provision for doubtful accounts was $3.9 million for the six months ended June 30, 2012, or 2.0% of revenue before provision for doubtful accounts, compared to $1.0 million for the six months ended June 30, 2011, or 1.2% of revenue before provision for doubtful accounts. The increase in the provision for doubtful accounts as a percentage of revenue before provision for doubtful accounts is partially attributable to changes in our payor mix following the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011 and the Haven Facilities on March 1, 2012. The same facility provision for doubtful accounts was $2.1 million for the six months ended June 30, 2012, or 2.3% of revenue before provision for doubtful accounts, compared to $1.0 million for the six months ended June 30, 2011, or 1.2% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts for the six months ended June 30, 2012 was higher than in the comparable period because the provision for doubtful accounts in the six months ended June 30, 2011 reflected certain bad debt recoveries.

Salaries, wages and benefits. SWB expense was $113.7 million for the six months ended June 30, 2012 compared to $69.7 million for the six months ended June 30, 2011, an increase of $44.0 million. SWB expense includes $1.2 million and $19.8 million of equity-based compensation expense for the six months ended June 30, 2012 and 2011, respectively. The $62.6 million increase in SWB expense, excluding equity-based compensation expense, is primarily attributable to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011 and the Haven Facilities on March 1, 2012. Excluding equity-based compensation expense, SWB expense was $112.5 million, or 59.2% of revenue, for the six months ended June 30, 2012, compared to $49.9 million, or 62.0% of revenue, for the six months ended June 30, 2011. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue is primarily the result of savings in employee benefit costs and lower SWB expense incurred by the PHC facilities acquired on November 1, 2011 and the Haven Facilities acquired on March 1, 2012. Same-facility SWB expense was $50.0 million for the six months ended June 30, 2012, or 57.2% of revenue, compared to $46.5 million for the six months ended June 30, 2011, or 57.8% of revenue.

Professional fees. Professional fees were $8.8 million for the six months ended June 30, 2012, or 4.6% of revenue, compared to $2.7 million for the six months ended June 30, 2011, or 3.4% of revenue. The increase in professional fees as a percentage of revenue is primarily attributable to the higher professional fees incurred by our corporate office after becoming a public company on November 1, 2011 and higher professional fees associated with the PHC facilities acquired on November 1, 2011. Same-facility professional fees were $2.4 million for the six months ended June 30, 2012, or 2.7% of revenue, compared to $2.3 million, for the six months ended June 30, 2011, or 2.9% of revenue.

Supplies. Supplies expense was $9.3 million for the six months ended June 30, 2012, or 4.9% of revenue, compared to $4.2 million for the six months ended June 30, 2011, or 5.3% of revenue. The $5.1 million increase in supplies expense is primarily attributable to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011 and the Haven Facilities on March 1, 2012. Same-facility supplies expense was $4.3 million for the six months ended June 30, 2012, or 4.9% of revenue, compared to $4.2 million for the six months ended June 30, 2011, or 5.3% of revenue.

Rents and leases. Rents and leases were $4.5 million for the six months ended June 30, 2012, or 2.4% of revenue, compared to $2.0 million for the six months ended June 30, 2011, or 2.5% of revenue. The decrease in rents and leases as a percentage of revenue is primarily attributable to the acquisition of the Haven Facilities, which are owned facilities, on March 1, 2011. Same-facility rents and leases were $1.8 million for the six months ended June 30, 2012, or 2.0% of revenue, compared to $1.8 million for the six months ended June 30, 2011, or 2.2% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $19.4 million for the six months ended June 30, 2012, or 10.2% of revenue, compared to $7.8 million for the six months ended June 30, 2011, or 9.8% of revenue. The increase in other operating expenses as a percentage of revenue is primarily attributable to an increase in purchased services. Same-facility other operating expenses were $8.6 million for the six months ended June 30, 2012, or 9.8% of revenue, compared to $7.2 million for the six months ended June 30, 2011, or 9.0% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $3.3 million for the six months ended June 30, 2012, or 1.7% of revenue, compared to $2.2 million for the six months ended June 30, 2011, or 2.7% of revenue. The decrease in depreciation and amortization is attributable to $1.2 million in amortization expense during the six months ended June 30, 2011 related to an intangible asset which became fully amortized as of June 30, 2011 offset by an increase in depreciation and amortization related to the acquisitions of the YFCS facilities on April 1, 2011, the PHC facilities on November 1, 2011 and the Haven Facilities on March 1, 2012.

Interest expense. Interest expense was $14.8 million for the six months ended June 30, 2012 compared to $2.2 million for the six months ended June 30, 2011. The increase in interest expense is a result of borrowings under our Senior Secured Credit Facility and the issuance of $150.0 million of Senior Notes.

Sponsor management fees. Sponsor management fees were $0.6 million for the six months ended June 30, 2011, which related to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $1.4 million for the six months ended June 30, 2012 compared to $8.4 million for the six months ended June 30, 2011. Transaction-related expenses represent costs incurred in the respective periods primarily related to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011 and the Haven Facilities on March 1, 2012.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2012 was $10.7 million compared to cash provided by continuing operating activities of $5.3 million for the six months ended June 30, 2011. The increase in cash provided by continuing operating activities is primarily attributable to cash provided by continuing operating activities of the YFCS facilities acquired on April 1, 2011, the PHC facilities acquired on November 1, 2011 and the Haven Facilities acquired on March 1, 2012. As of June 30, 2012, we had cash and cash equivalents of $120.2 million. The increase in our cash and cash equivalents from December 31, 2011 relates to the remaining unused proceeds from our equity offering completed on May 21, 2012. Days sales outstanding as of June 30, 2012 was 40 compared to 38 as of December 31, 2011.

Cash used in investing activities for the six months ended June 30, 2012 was $110.6 million compared to $183.9 million for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012 primarily consisted of $90.5 million cash paid for the acquisition of the Haven Facilities. Cash paid for capital expenditures for the six months ended June 30, 2012 was $7.6 million, consisting of approximately $3.5 million of routine capital expenditures and $4.1 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 1.8% of our revenue for the six months ended June 30, 2012. Cash paid for real estate acquisitions was $13.9 million for the six months ended June 30, 2012. Cash used in investing activities for the six months ended June 30, 2011 consisted primarily of cash paid for the YFCS acquisition of $178.0 million, cash paid for capital expenditures of $3.2 million and cash paid for real estate acquisitions of $2.2 million.

Cash provided by financing activities for the six months ended June 30, 2012 was $159.1 million compared to $175.2 million for the six months ended June 30, 2011. Cash provided by financing activities for the six months ended June 30, 2012 primarily consisted of long-term debt borrowings of $25.0 million, proceeds from the issuance of common stock of $139.0 million and proceeds from stock option exercises of $0.2 million partially offset by principal payments on long-term debt of $4.0 million and payment of debt issuance costs of $1.1 million. Cash provided by financing activities for the six months ended June 30, 2011 primarily consisted of borrowings on long-term debt of $135.0 million, an increase in our revolving credit facility of $7.0 million and contributions from Acadia Healthcare Holdings, LLC of $51.0 million, partially offset by principal payments on long-term debt of $1.7 million, repayments of long-term debt of $10.0 million, payment of debt issuance costs of $5.8 million and distributions to equity holders of $0.4 million.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving credit facility of $30.0 million.

On March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven Facilities on March 1, 2012. As of June 30, 2012, we had $74.6 million of availability under our revolving line of credit, which reflected the total revolving credit facility of $75.0 million less an undrawn letter of credit of $0.4 million. Borrowings under the revolving credit facility are subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for June 30, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to our consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.25% and 3.25% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of June 30, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of June 30, 2012, borrowings under the Senior Secured Credit Facility bore interest at 4.5%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of June 30, 2012, undrawn amounts bore interest at a rate of 0.55%.

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

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) interest rate hedging; (ix) further assurances; and (x) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 10.0% of total revenues of Acadia and its subsidiaries and including a 100% carry-forward of unused amounts to the immediately succeeding fiscal year); (xv) prepayment of redemption of certain senior secured debt; and (xvi) amendments to certain material agreements. Acadia is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.20:1.00 as of the end of any fiscal quarter;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
June 30, 2012	5.75:1.0
September 30, 2012	5.75:1.0
December 31, 2012	5.25:1.0
March 31, 2013	5.25:1.0
June 30, 2013	5.25:1.0
September 30, 2013	5.25:1.0
December 31, 2013	4.75:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014 and each fiscal quarter ending thereafter	4.00:1.0

•	The senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
June 30, 2012	3.00:1.0
September 30, 2012	3.00:1.0
December 31, 2012 and each fiscal quarter ending thereafter	2.50:1.0

As of June 30, 2012, Acadia was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. We will pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

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

Contractual Obligations

The following table presents a summary of contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Long-term debt (a)	$36,135	$88,267	$144,958	$175,750	$445,110
Operating leases	6,345	7,516	4,577	1,950	20,388

Total obligations and commitments	$42,480	$95,783	$149,535	$177,700	$465,498

(a)	Amounts include required principal payments and related interest payments. We used the 4.5% interest rate at June 30, 2012 to estimate future interest payments related to our variable-rate debt.

Off Balance Sheet Arrangements

As of June 30, 2012, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2012 is composed of $150.0 million of fixed rate debt and $150.9 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.4 million on an annual basis based upon our borrowing level at June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows. The following update risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011:

We are subject to uncertainties regarding recent health reform legislation.

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

On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments.

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

Notwithstanding the foregoing, the Health Reform Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The various provisions in the Health Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Health Reform Legislation provisions are likely to be affected by the incomplete nature of implementing regulations or expected forthcoming interpretive guidance, gradual implementation and future legislation. Further Health Reform Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create certain flexibilities in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Health Reform Legislation on our future reimbursement at this time.

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

The impact of the Health Reform Legislation on each of our facilities may vary. Because the Health Reform Legislation provisions become effective at various times over the next several years, we cannot predict the impact the Health Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to adapt successfully to the changes required by the Health Reform Legislation.

The Company is no longer a “controlled company” under the NASDAQ listing requirements and, as a result, no longer qualifies for exemptions from certain corporate governance requirements.

Prior to the Company’s May 2012 equity offering, Waud Capital Partners controlled approximately 56.5% of the voting power of the Company’s common stock. As a result, the Company was considered a “controlled company” for the purposes of the NASDAQ listing requirements. As a “controlled company,” the Company was permitted to, and it did, opt out of the NASDAQ listing requirements that would otherwise require a majority of the members of the Company’s board of directors to be independent and require that the Company either establish a compensation committee and a nominating and governance committee, each composed of independent directors, or otherwise ensure that the compensation of the Company’s executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Currently we have only two independent directors, Messrs. Grieco and Miquelon.

Following the completion of the May 2012 equity offering, Waud Capital Partners controls approximately 44% of the voting power of the Company’s common stock and no longer qualifies as a “controlled company” within the meaning of the NASDAQ listing requirements. As a result, the Company is no longer exempt from complying with the requirements noted above. Under the NASDAQ listing requirements, a company that ceases to be a “controlled company” must comply with the independent board committee requirements as they relate to the nominating and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a “controlled company,” (2) a majority of independent committee members within 90 days of the date it ceases to be a “controlled company” and (3) all independent committee members within one year of the date it ceases to be a “controlled company.” Additionally, the NASDAQ listing requirements provide a 12 month phase-in period from the date a company ceases to be a “controlled company” to comply with the majority independent board requirement. During these phase-in periods, the Company’s stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, the Company is not able to recruit additional directors that would qualify as independent, or otherwise comply with the NASDAQ listing requirements, the Company may be subject to enforcement actions by NASDAQ. In addition, a change in the board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from the Company’s current growth strategy.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

4.1*

Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein.

10.1*	Amendment, dated as of April 25, 2012, to the Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III.

10.2*	Amendment, dated as of April 25, 2012, to the Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Karen M. Prince.

10.3*	Fifth Amendment to the Credit Agreement, dated as of June 15, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto.

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

	By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: August 1, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

4.1*

Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein.

10.1*	Amendment, dated as of April 25, 2012, to the Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III.

10.2*	Amendment, dated as of April 25, 2012, to the Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Karen M. Prince.

10.3*	Fifth Amendment to the Credit Agreement, dated as of June 15, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer), Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), and the lenders listed on the signature pages thereto.

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.