Form 10-Q
period 2012-09-30
Acadia Healthcare Company, Inc.
filed 2012-11-08
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 8, 2012, there were 41,816,306 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,719	$61,118
Accounts receivable, net of allowance for doubtful accounts of $6,581 and $2,424, respectively	54,777	35,127
Deferred tax assets	5,230	6,239
Other current assets	15,305	10,121

Total current assets	87,031	112,605
Property and equipment, net	155,188	82,972
Goodwill	334,622	186,815
Intangible assets, net	12,534	8,232
Deferred tax assets – noncurrent	—	6,006
Other assets	14,383	16,366

Total assets	$603,758	$412,996

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$6,750
Accounts payable	13,323	8,642
Accrued salaries and benefits	19,125	16,195
Other accrued liabilities	13,374	9,081

Total current liabilities	57,822	40,668
Long-term debt	284,632	270,709
Deferred tax liabilities – noncurrent	1,167	—
Other liabilities	6,574	5,254

Total liabilities	350,195	316,631
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 41,773,053 and 32,115,929 shares issued and outstanding, respectively	418	321
Additional paid-in capital	281,687	140,624
Accumulated deficit	(28,542)	(44,580)

Total equity	253,563	96,365

Total liabilities and equity	$603,758	$412,996

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$104,618	$61,385	$298,638	$142,797
Provision for doubtful accounts	(1,502)	(663)	(5,429)	(1,654)

Revenue	103,116	60,722	293,209	141,143
Salaries, wages and benefits (including equity-based compensation expense of $521, $0, $1,691 and $19,843, respectively)	59,888	38,422	173,590	108,158
Professional fees	4,690	2,302	13,521	5,018
Supplies	4,831	3,398	14,148	7,645
Rents and leases	1,775	1,591	6,244	3,576
Other operating expenses	11,380	4,915	30,768	12,760
Depreciation and amortization	2,076	909	5,332	3,108
Interest expense, net	7,433	1,928	22,186	4,143
Sponsor management fees	—	545	—	1,135
Transaction-related expenses	732	2,233	2,097	10,595

Total expenses	92,805	56,243	267,886	156,138

Income (loss) from continuing operations before income taxes	10,311	4,479	25,323	(14,995)
Provision for income taxes	3,723	908	9,307	3,426

Income (loss) from continuing operations	6,588	3,571	16,016	(18,421)
(Loss) income from discontinued operations, net of income taxes	(138)	(448)	22	(562)

Net income (loss)	$6,450	$3,123	$16,038	$(18,983)

Basic earnings per share:
Income (loss) from continuing operations	$0.16	$0.20	$0.44	$(1.05)
Loss from discontinued operations	$(0.01)	$(0.02)	$—	$(0.03)

Net income (loss)	$0.15	$0.18	$0.44	$(1.08)

Diluted earnings per share:
Income (loss) from continuing operations	$0.16	$0.20	$0.43	$(1.05)
Loss from discontinued operations	$(0.01)	$(0.02)	$—	$(0.03)

Net income (loss)	$0.15	$0.18	$0.43	$(1.08)

Weighted-average shares outstanding:
Basic	41,757	17,633	36,795	17,633
Diluted	41,991	17,633	37,006	17,633

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount			Total
	(In thousands)
Balance at January 1, 2012	32,116	$321	$140,624	$(44,580)	$96,365
Issuance of common stock	9,488	95	138,859	—	138,954
Common stock issued under stock incentive plans	169	2	513	—	515
Equity-based compensation expense	—	—	1,691	—	1,691
Net income	—	—	—	16,038	16,038

Balance at September 30, 2012	41,773	$418	$281,687	$(28,542)	$253,563

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$16,038	$(18,983)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	5,332	3,108
Provision for doubtful accounts	5,429	1,654
Amortization of debt issuance costs	1,869	684
Equity-based compensation expense	1,691	19,843
Deferred income tax expense (benefit)	8,138	(109)
Other	(9)	(170)
(Income) loss from discontinued operations, net of taxes	(22)	562
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,026)	(4,078)
Other current assets	(3,677)	(618)
Other assets	1,029	—
Accounts payable and other accrued liabilities	4,817	6,208
Accrued salaries and benefits	527	107
Other liabilities	1,527	217

Net cash provided by continuing operating activities	23,663	8,425
Net cash used in discontinued operating activities	(328)	(856)

Net cash provided by operating activities	23,335	7,569

Investing activities:
Cash paid for acquisitions, net of cash acquired	(165,981)	(178,014)
Cash paid for capital expenditures	(14,511)	(6,777)
Cash paid for real estate acquisitions	(50,745)	(2,150)
Other	1,231	(646)

Net cash used in continuing investing activities	(230,006)	(187,587)
Net cash used in discontinued investing activities	—	(230)

Net cash used in investing activities	(230,006)	(187,817)

Financing activities:
Borrowings on long-term debt	25,000	135,000
Net increase in revolving credit facility	—	6,500
Principal payments on long-term debt	(6,000)	(3,375)
Repayment of long-term debt	—	(9,984)
Payment of debt issuance costs	(1,197)	(5,907)
Issuance of common stock	138,954	—
Proceeds from stock option exercises	515	—
Contribution from Holdings	—	51,029
Distributions to equity holders	—	(375)

Net cash provided by financing activities	157,272	172,888

Net decrease in cash and cash equivalents	(49,399)	(7,360)
Cash and cash equivalents at beginning of the period	61,118	8,614

Cash and cash equivalents at end of the period	$11,719	$1,254

Effect of acquisitions:
Assets acquired, excluding cash	$172,267	$213,073
Liabilities assumed	(6,286)	(35,059)

Cash paid for acquisitions, net of cash acquired	$165,981	$178,014

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (hereinafter referred to as “Acadia” or the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral health services to better serve the behavioral health and recovery needs of communities throughout the United States. At September 30, 2012, the Company operated 33 behavioral health facilities with over 2,300 beds in 19 states.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Basic and diluted earnings per share:
Income (loss) from continuing operations	$6,588	$3,571	$16,016	$(18,421)
(Loss) income from discontinued operations	(138)	(448)	22	(562)

Net income (loss)	$6,450	$3,123	$16,038	$(18,983)

Denominator:
Weighted average shares outstanding for basic earnings per share	41,757	17,633	36,795	17,633
Effects of dilutive stock options and restricted stock units	234	—	211	—

Shares used in computing diluted earnings per common share	41,991	17,633	37,006	17,633

Basic earnings per share:
Income (loss) from continuing operations	$0.16	$0.20	$0.44	$(1.05)
Loss from discontinued operations	(0.01)	(0.02)	—	(0.03)

Net income (loss)	$0.15	$0.18	$0.44	$(1.08)

Diluted earnings per share:
Income (loss) from continuing operations	$0.16	$0.20	$0.43	$(1.05)
Loss from discontinued operations	(0.01)	(0.02)	—	(0.03)

Net income (loss)	$0.15	$0.18	$0.43	$(1.08)

3.	Acquisitions

Timberline Knolls

On August 31, 2012, the Company completed the acquisition of Timberline Knolls, LLC (“Timberline Knolls”), a 122-bed inpatient behavioral health facility located outside of Chicago in Lemont, Illinois. The parties consummated the acquisition pursuant to an Asset Purchase Agreement, dated as of August 28, 2012, between Timberline Knolls, LLC and TK Behavioral, LLC, a Delaware limited liability and wholly-owned subsidiary of the Company. The total consideration of $75.5 million paid for the business and related assets represents total payments of $89.8 million less transactions that were deemed to be separate from the business combination.

The goodwill associated with the acquisition of Timberline Knolls is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been prepared on a preliminary basis and are subject to change as new facts and circumstances emerge. Specifically, the Company is further assessing the valuation of certain intangible assets as well as certain assumed liabilities. The Company expects to finalize its analyses during the fourth quarter of 2012 or as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the purchase price allocation to reflect its final valuations. The preliminary fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Accounts receivable	$2,845
Prepaid expenses and other current assets	168
Equipment	590
Goodwill	72,048
Intangible assets	3,317

Total assets acquired	78,968
Accounts payable	1,899
Accrued salaries and benefits	653
Other accrued expenses	901

Total liabilities assumed	3,453

Net assets acquired	$75,515

In separate transactions, the Company also acquired real estate previously leased by Timberline Knolls for $13.0 million and funded an employment retention bonus of $1.2 million. The retention bonus is being expensed by the Company over the related retention period.

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

2011 Acquisitions

On November 1, 2011, the Company completed its acquisition of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a publicly-held behavioral health services company previously based in Massachusetts. On April 1, 2011, the Company acquired all of the equity interests of Youth and Family Centered Services, Inc. (“YFCS”).

Other

The qualitative factors comprising the goodwill acquired in the YFCS, PHC, the Haven Facilities and Timberline Knolls acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses are expensed as incurred and are comprised of the following costs for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Legal, accounting and other fees	$629	$1,926	$1,958	$5,293
Severance and contract termination costs	103	307	139	1,702
Advisory fees paid to equity sponsor	—	—	—	3,600

	$732	$2,233	$2,097	$10,595

Pro Forma Information

The consolidated statements of operations for the three and nine months ended September 30, 2011 includes revenue of $43.7 million and $89.2 million, respectively, and income from continuing operations before income taxes of $3.8 million and $7.9 million, respectively, for acquisitions completed in 2011. The consolidated statements of operations for the three and nine months ended September 30, 2012 includes revenue of $81.6 million and $231.3 million, respectively, and income from continuing operations before income taxes of $8.1 million and $20.2 million, respectively, for acquisitions completed in 2011 and 2012.

The following table provides certain pro forma financial information for the Company as if the YFCS, PHC, Haven Facilities and Timberline Knolls acquisitions occurred as of January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$108,984	$99,068	$322,599	$297,172

Income (loss) from continuing operations, before income taxes	$10,777	$4,179	$28,488	$(14,406)

4.	Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the nine months ended September 30, 2012 (in thousands):

Balance at January 1, 2012	$186,815
YFCS and PHC acquisition adjustments	1,244
Acquisition of the Haven Facilities	74,515
Acquisition of Timberline Knolls	72,048

Balance at September 30, 2012	$334,622

Other identifiable intangible assets and related accumulated amortization consist of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Intangible assets subject to amortization:
Trademarks	$85	$85	$(78)	$(74)
Contract intangible assets	2,100	2,100	(385)	(70)
Non-compete agreements	903	588	(627)	(488)

	3,088	2,773	(1,090)	(632)
Intangible assets not subject to amortization:
Licenses and accreditations	4,840	4,059	—	—
Trade names	3,000	—	—	—
Certificates of need	2,696	2,032	—	—

	10,536	6,091	—	—

Total	$13,624	$8,864	$(1,090)	$(632)

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the Timberline Knolls acquisition, the Company acquired intangible assets with a fair value of $3.3 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.1 million and a trade name of $3.0 million. The Company incurred and capitalized $0.4 million in both the nine months ended September 30, 2012 and year ended December 31, 2011 related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The YFCS and Timberline Knolls non-compete agreements have a one-year term, and the Haven Facilities non-compete agreement has a three-year term. The contract intangible of $2.1 million is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was approximately $0.1 million for both the three months ended September 30, 2012 and 2011 and approximately $0.5 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are therefore not subject to amortization. Estimated amortization expense for the three months ending December 31, 2012 and years ending December 31, 2013, 2014, 2015 and 2016 is $0.2 million, $0.6 million, $0.5 million, $0.4 million and $0.3 million, respectively.

5.	Property and Equipment

Property and equipment consists of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land	$24,518	$14,115
Building and improvements	112,384	53,514
Equipment	13,791	8,222
Construction in progress	15,188	12,945

	165,881	88,796
Less accumulated depreciation	(10,693)	(5,824)

Property and equipment, net	$155,188	$82,972

During the nine months ended September 30, 2012, the Company purchased six facilities that it previously leased, the Timberline Knolls property and various other real estate for $50.7 million.

6.	Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida and recognized a pretax loss on disposal of $0.2 million, which is included in loss from discontinued operations on the condensed consolidated statements of operations. As part of the acquisition of YFCS on April 1, 2011, the Company acquired a facility located in Tampa Bay, Florida that was closed in 2010. In December 2011, the Company closed three outpatient facilities and a 24-bed substance abuse facility acquired from PHC on November 1, 2011. The results of operations of these facilities have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$1,674	$3,570	$3,228

(Loss) income from discontinued operations, net of income taxes	$(138)	$(448)	$22	$(562)

7.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Senior Secured Term Loans	$148,938	$129,938
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018	147,694	147,521

	296,632	277,459
Less: current portion	(12,000)	(6,750)

Long-term debt	$284,632	$270,709

Senior Secured Credit Facility

The Company entered into the senior secured credit facility, administered by Bank of America, N.A., on April 1, 2011 (“Senior Secured Credit Facility”). The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving credit facility of $30.0 million.

On March 1, 2012, the Company amended its Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. The Company used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven Facilities on March 1, 2012. As of September 30, 2012, the Company had $74.6 million of availability under its revolving line of credit, which reflected the total revolving credit facility of $75.0 million less an undrawn letter of credit of $0.4 million. Borrowings under the revolving credit facility are subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for September 30, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to Acadia’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.25% and 3.25% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of September 30, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British

Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of September 30, 2012, borrowings under the Senior Secured Credit Facility bore interest at 4.5%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of September 30, 2012, undrawn amounts bore interest at a rate of 0.55%.

The Senior Secured Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. As of September 30, 2012, Acadia was in compliance with such covenants.

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

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries, all of which are wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several and Acadia Healthcare Company, Inc., as the parent issuer of the Senior Notes, has no independent assets or operations.

8.	Equity

On May 21, 2012, the Company completed the offering of 9,487,500 shares of its common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of approximately $6.4 million and additional offering-related expenses of approximately $0.7 million, were approximately $139.0 million. The Company used the net offering proceeds to fund its real estate purchases and the Timberline Knolls acquisition.

9.	Equity-Based Compensation

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan (the “Equity Incentive Plan”). A maximum of 2,700,000 shares of our common stock are authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of our common stock on the date of grant.

The grant-date fair value of our stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2012 and year ended December 31, 2011:

	September 30, 2012	December 31, 2011
Weighted average grant-date fair value of options	$6.81	$3.98
Risk-free interest rate	1.3%	1.2%
Expected volatility	42%	42%
Expected life (in years)	6.3	6.3
Dividend yield	—%	—%

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

The Company granted 36,855 and 404,748 stock options, 16,143 and 288,631 shares of restricted stock and 9,643 and 86,485 restricted stock units to employees and non-employee directors during the three and nine months ended September 30, 2012, respectively. The Company recognized $0.5 million and $1.7 million in equity-based compensation expense for the three and nine months ended September 30, 2012, respectively, and $19.8 million in equity-based compensation expense for the nine months ended September 30, 2011. The equity-based compensation expense recorded in the nine months ended September 30, 2011 related to the Class C Units and Class D Units issued by Acadia Healthcare Holdings LLC (“Holdings”) to certain members of management, which were valued based upon the estimated fair value of the common stock and cash distributed to the unitholders upon the dissolution of Holdings on November 1, 2011. As of September 30, 2012, there was $6.5 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.64 years.

10.	Income Taxes

The provision for income taxes for continuing operations for the three and nine months ended September 30, 2012 reflects effective tax rates of approximately 36.1% and 36.8%, respectively.

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

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments and are categorized as Level 1 within the GAAP fair value hierarchy. The fair value for the Company’s Senior Secured Credit Facility and Senior Notes are $146.0 million and $175.9 million, respectively, at September 30, 2012 based on information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lenders and the average bid and ask price as determined using published rates. The Company’s Senior Secured Credit Facility and Senior Notes are categorized as Level 2 in the GAAP fair value hierarchy.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This allows for the same evaluation as described in ASU 2011-08 for “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. ASU 2012-02 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial statements.

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

•

difficulties in successfully integrating the operations of the three inpatient psychiatric hospitals (the “Haven Facilities”) acquired from Haven Behavioral Healthcare Holdings, LLC (“Haven”) and the Timberline Knolls, LLC (“Timberline Knolls”) acquisition or realizing the potential benefits and synergies of these acquisitions;

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. Our goal is to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2012, we operated 33 behavioral health facilities with over 2,300 beds in 19 states. During the nine months ended September 30, 2012, we added 213 beds to existing facilities, and we expect to add approximately 70 more beds during the last quarter of 2012.

On August 31, 2012, we completed the acquisition of Timberline Knolls, a 122-bed inpatient behavioral health facility located outside of Chicago in Lemont, Illinois. The total consideration of $75.5 million paid for the business and related assets represents total payments of $89.8 million less transactions that were deemed to be separate from the business combination. Additionally, in connection with this acquisition, we funded an employment retention bonus of $1.2 million. Such amount is being expensed over the related retention period.

On May 21, 2012, we completed the offering of 9,487,500 shares of our common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of approximately $6.4 million and additional offering-related expenses of approximately $0.7 million, were approximately $139.0 million. We used the net offering proceeds to fund real estate purchases and the Timberline Knolls acquisition.

On March 1, 2012, we completed the acquisition of the Haven Facilities with a combined 166 licensed beds for $90.5 million of cash consideration. Also on March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the net proceeds from the December 2011 sale of our common stock, the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to fund the acquisition of the Haven Facilities.

During 2011, we completed our acquisition of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a leading national provider of inpatient and outpatient mental health and drug and alcohol addiction treatment programs in Delaware, Michigan, Nevada, Pennsylvania, Utah and Virginia, and Youth and Family Centered Services, Inc. (“YFCS”), the largest private, for-profit provider of behavioral health, education and long-term support services exclusively for abused and neglected children and adolescents.

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. We believe that the acquisitions of YFCS, PHC, the Haven Facilities and Timberline Knolls position the combined company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. We expect to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Private Pay	$2,482	2.4%	430	0.7%	$5,635	1.9%	$1,332	0.9%
Commercial	24,984	23.9%	6,739	11.0%	66,395	22.2%	18,640	13.1%
Medicare	12,492	11.9%	4,115	6.7%	33,731	11.3%	11,454	8.0%
Medicaid	63,256	60.5%	49,411	80.5%	189,600	63.5%	109,725	76.8%
Other	1,404	1.3%	690	1.1%	3,277	1.1%	1,646	1.2%

Revenue before provision for doubtful accounts	104,618	100.0%	61,385	100.0%	298,638	100.0%	142,797	100.0%
Provision for doubtful accounts	(1,502)		(663)		(5,429)		(1,654)

Revenue	$103,116		$60,722		$293,209		$141,143

The following tables present a summary of our aging of accounts receivable as of September 30, 2012 and December 31, 2011:

September 30, 2012

	Current	30-90	90-150	>150	Total
Private Pay	1.1%	1.7%	2.1%	3.2%	8.1%
Commercial	16.0%	6.0%	3.2%	3.1%	28.3%
Medicare	8.8%	1.2%	0.5%	0.8%	11.3%
Medicaid	35.5%	11.2%	2.9%	2.7%	52.3%

Total	61.4%	20.1%	8.7%	9.8%	100.0%

December 31, 2011

	Current	30-90	90-150	>150	Total
Private Pay	0.8%	1.3%	0.6%	2.2%	4.9%
Commercial	15.9%	7.9%	2.4%	2.1%	28.3%
Medicare	7.1%	1.3%	0.5%	0.4%	9.3%
Medicaid	36.9%	13.7%	3.1%	3.8%	57.5%

Total	60.7%	24.2%	6.6%	8.5%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$104,618		$61,385		$298,638		$142,797
Provision for doubtful accounts	(1,502)		(663)		(5,429)		(1,654)

Revenue	103,116	100.0%	60,722	100.0%	293,209	100.0%	141,143	100.0%
Salaries, wages and benefits	59,888	58.1%	38,422	63.3%	173,590	59.2%	108,158	76.6%
Professional fees	4,690	4.6%	2,302	3.8%	13,521	4.6%	5,018	3.6%
Supplies	4,831	4.7%	3,398	5.6%	14,148	4.8%	7,645	5.4%
Rents and leases	1,775	1.7%	1,591	2.6%	6,244	2.2%	3,576	2.5%
Other operating expenses	11,380	11.0%	4,915	8.1%	30,768	10.5%	12,760	9.0%
Depreciation and amortization	2,076	2.0%	909	1.5%	5,332	1.8%	3,108	2.2%
Interest expense, net	7,433	7.2%	1,928	3.1%	22,186	7.6%	4,143	2.9%
Sponsor management fees	—	—%	545	0.9%	—	—%	1,135	0.8%
Transaction-related expenses	732	0.7%	2,233	3.7%	2,097	0.7%	10,595	7.5%

Total expenses	92,805	90.0%	56,243	92.6%	267,886	91.4%	156,138	110.5%

Income (loss) from continuing operations before income taxes	10,311	10.0%	4,479	7.4%	25,323	8.6%	(14,995)	(10.5)%
Provision for income taxes	3,723	3.6%	908	1.5%	9,307	3.2%	3,426	2.5%

Income (loss) from continuing operations	$6,588	6.4%	$3,571	5.9%	$16,016	5.4%	$(18,421)	(13.0)%

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $43.2 million,

or 70.4%, to $104.6 million for the three months ended September 30, 2012 from $61.4 million for the three months ended September 30, 2011. The increase relates primarily to the revenue generated during the three months ended September 30, 2012 from the PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls acquired on August 31, 2012, which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts increased by $5.3 million, or 8.6%, resulting from same-facility growth in patient days of 8.7%.

Provision for doubtful accounts. The provision for doubtful accounts was $1.5 million for the three months ended September 30, 2012, or 1.4% of revenue before provision for doubtful accounts, compared to $0.7 million for the three months ended September 30, 2011, or 1.1% of revenue before provision for doubtful accounts. The increase in the provision for doubtful accounts as a percentage of revenue before provision for doubtful accounts is partially attributable to changes in our payor mix following the acquisitions of PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012. The same facility provision for doubtful accounts was $0.9 million for the three months ended September 30, 2012, or 1.3% of revenue before provision for doubtful accounts, compared to $0.7 million for the three months ended September 30, 2011, or 1.1% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $59.9 million for the three months ended September 30, 2012 compared to $38.4 million for the three months ended September 30, 2011, an increase of $21.5 million. SWB expense includes $0.5 million of equity-based compensation expense for the three months ended September 30, 2012. The $21.0 million increase in SWB expense, excluding equity-based compensation expense, is primarily attributable to the acquisition of the PHC facilities on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012. Excluding

equity-based compensation expense, SWB expense was $59.4 million, or 57.6% of revenue, for the three months ended September 30, 2012, compared to $38.4 million, or 63.3% of revenue, for the three months ended September 30, 2011. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue is primarily the result of lower SWB expense incurred by the PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls acquired on August 31, 2012. Same-facility SWB expense was $38.5 million for the three months ended September 30, 2012, or 58.6% of revenue, compared to $36.4 million for the three months ended September 30, 2011, or 59.9% of revenue.

Professional fees. Professional fees were $4.7 million for the three months ended September 30, 2012, or 4.6% of revenue, compared to $2.3 million for the three months ended September 30, 2011, or 3.8% of revenue. The increase in professional fees as a percentage of revenue is primarily attributable to the higher professional fees incurred by our corporate office after becoming a public company on November 1, 2011 and higher professional fees associated with the PHC facilities acquired on November 1, 2011 and Timberline Knolls acquired on August 31, 2012. Same-facility professional fees were $1.9 million for the three months ended September 30, 2012, or 2.9% of revenue, compared to $1.9 million, for the three months ended September 30, 2011, or 3.2% of revenue.

Supplies. Supplies expense was $4.8 million for the three months ended September 30, 2012, or 4.7% of revenue, compared to $3.4 million for the three months ended September 30, 2011, or 5.6% of revenue. The $1.4 million increase in supplies expense is primarily attributable to the acquisition of PHC on November 1, 2011 and the Haven Facilities on March 1, 2012. Same-facility supplies expense was $3.2 million for the three months ended September 30, 2012, or 4.9% of revenue, compared to $3.4 million for the three months ended September 30, 2011, or 5.6% of revenue.

Rents and leases. Rents and leases were $1.8 million for the three months ended September 30, 2012, or 1.7% of revenue, compared to $1.6 million for the three months ended September 30, 2011, or 2.6% of revenue. The decrease in rents and leases as a percentage of revenue is primarily attributable to the acquisition of the Haven Facilities, which are owned facilities, on March 1, 2011, the purchase of the property previously leased by Timberline Knolls and the purchase of six facilities that it previously leased during 2012. Same-facility rents and leases were $1.1 million for the three months ended September 30, 2012, or 1.6% of revenue, compared to $1.4 million for the three months ended September 30, 2011, or 2.4% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $11.4 million for the three months ended September 30, 2012, or 11.0% of revenue, compared to $4.9 million for the three months ended September 30, 2011, or 8.1% of revenue. The increase in other operating expenses as a percentage of revenue is primarily attributable to slight increases in various components of other operating expenses. Same-facility other operating expenses were $7.0 million for the three months ended September 30, 2012, or 10.6% of revenue, compared to $6.0 million for the three months ended September 30, 2011, or 9.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $2.1 million for the three months ended September 30, 2012, or 2.0% of revenue, compared to $0.9 million for the three months ended September 30, 2011, or 1.5% of revenue. The increase in depreciation and amortization is attributable to depreciation associated with real estate purchases of $50.7 million during 2012 and the acquisitions of PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012.

Interest expense. Interest expense was $7.4 million for the three months ended September 30, 2012 compared to $1.9 million for the three months ended September 30, 2011. The increase in interest expense is a result of the issuance of $150.0 million of 12.875% Senior Notes due 2018 (the “Senior Notes”) on November 1, 2011.

Sponsor management fees. Sponsor management fees were $0.5 million for the three months ended September 30, 2011, which related to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $0.7 million for the three months ended September 30, 2012 compared to $2.2 million for the three months ended September 30, 2011. Transaction-related expenses represent costs incurred in the respective periods primarily related to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $155.8 million,

or 109.1%, to $298.6 million for the nine months ended September 30, 2012 from $142.8 million for the nine months ended September 30, 2011. The increase relates primarily to the revenue generated during the nine months ended September 30, 2012 from the YFCS facilities acquired on April 1, 2011, PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls on August 31, 2012, which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts increased by $13.3 million, or 9.3%, resulting from same-facility growth in patient days of 9.5%.

Provision for doubtful accounts. The provision for doubtful accounts was $5.4 million for the nine months ended September 30, 2012, or 1.8% of revenue before provision for doubtful accounts, compared to $1.7 million for the nine months ended September 30, 2011, or 1.2% of revenue before provision for doubtful accounts. The increase in the provision for doubtful accounts as a percentage of revenue before provision for doubtful accounts is partially attributable to changes in our payor mix following the acquisitions of PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012. The same facility provision for doubtful accounts was $2.9 million for the nine months ended September 30, 2012, or 1.9% of revenue before provision for doubtful accounts, compared to $1.7 million for the nine months ended September 30, 2011, or 1.2% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts for the nine months ended September 30, 2012 was higher than in the comparable period because the provision for doubtful accounts in the nine months ended September 30, 2011 reflected certain bad debt recoveries.

Salaries, wages and benefits. SWB expense was $173.6 million for the nine months ended September 30, 2012 compared to $108.2 million for the nine months ended September 30, 2011, an increase of $65.4 million. SWB expense includes $1.7 million and $19.8 million of equity-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. The $83.5 million increase in SWB expense, excluding equity-based compensation expense, is primarily attributable to the acquisition of the PHC facilities on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012. Excluding equity-based compensation expense, SWB expense was $171.9 million, or 58.6% of revenue, for the nine months ended September 30, 2012, compared to $88.3 million, or 62.6% of revenue, for the nine months ended September 30, 2011. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue is primarily the result of savings in employee benefit costs and lower SWB expense incurred by the PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls acquired on August 31, 2012. Same-facility SWB expense was $88.5 million for the nine months ended September 30, 2012, or 57.8% of revenue, compared to $82.9 million for the nine months ended September 30, 2011, or 58.7% of revenue.

Professional fees. Professional fees were $13.5 million for the nine months ended September 30, 2012, or 4.6% of revenue, compared to $5.0 million for the nine months ended September 30, 2011, or 3.6% of revenue. The increase in professional fees as a percentage of revenue is primarily attributable to the higher professional fees incurred by our corporate office after becoming a public company on November 1, 2011 and higher professional fees associated with the PHC facilities acquired on November 1, 2011 and Timberline Knolls acquired on August 31, 2012. Same-facility professional fees were $4.3 million for the nine months ended September 30, 2012, or 2.8% of revenue, compared to $4.3 million, for the nine months ended September 30, 2011, or 3.0% of revenue.

Supplies. Supplies expense was $14.1 million for the nine months ended September 30, 2012, or 4.8% of revenue, compared to $7.6 million for the nine months ended September 30, 2011, or 5.4% of revenue. The $6.5 million increase in supplies expense is primarily attributable to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012. Same-facility supplies expense was $7.5 million for the nine months ended September 30, 2012, or 4.9% of revenue, compared to $7.6 million for the nine months ended September 30, 2011, or 5.4% of revenue.

Rents and leases. Rents and leases were $6.2 million for the nine months ended September 30, 2012, or 2.2% of revenue, compared to $3.6 million for the nine months ended September 30, 2011, or 2.5% of revenue. The decrease in rents and leases as a percentage of revenue is primarily attributable to the acquisition of the Haven Facilities, which are owned facilities, on March 1, 2011, the purchase of the property previously leased by Timberline Knolls and the purchase of six facilities that it previously leased during 2012. Same-facility rents and leases were $2.9 million for the nine months ended September 30, 2012, or 1.9% of revenue, compared to $3.2 million for the nine months ended September 30, 2011, or 2.3% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $30.8 million for the nine months ended September 30, 2012, or 10.5% of revenue, compared to $12.8 million for the nine months ended September 30, 2011, or 9.0% of revenue. The increase in other operating expenses as a percentage of revenue is primarily attributable to slight increases in various components of other operating expenses. Same-facility other operating expenses were $15.5 million for the nine months ended September 30, 2012, or 10.1% of revenue, compared to $13.3 million for the nine months ended September 30, 2011, or 9.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $5.3 million for the nine months ended September 30, 2012, or 1.8% of revenue, compared to $3.1 million for the nine months ended September 30, 2011, or 2.2% of revenue. The increase in depreciation and amortization is attributable to $1.2 million in amortization expense during the nine months ended

September 30, 2011 related to an intangible asset which became fully amortized as of September 30, 2011 offset by an increase in depreciation associated with real estate purchases of $50.7 million during 2012 and the acquisitions of PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012.

Interest expense. Interest expense was $22.2 million for the nine months ended September 30, 2012 compared to $4.1 million for the nine months ended September 30, 2011. The increase in interest expense is a result of borrowings under our Senior Secured Credit Facility and the issuance of $150.0 million of Senior Notes.

Sponsor management fees. Sponsor management fees were $1.1 million for the nine months ended September 30, 2011, which related to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $2.1 million for the nine months ended September 30, 2012 compared to $10.6 million for the nine months ended September 30, 2011. Transaction-related expenses represent costs incurred in the respective periods primarily related to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011, the Haven Facilities on March 1, 2012 and Timberline Knolls on August 31, 2012.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2012 was $23.7 million compared to cash provided by continuing operating activities of $8.4 million for the nine months ended September 30, 2011. The increase in cash provided by continuing operating activities is primarily attributable to cash provided by continuing operating activities of the YFCS facilities acquired on April 1, 2011, the PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls acquired on August 31, 2012. As of September 30, 2012, we had working capital of $29.2 million. Days sales outstanding (“DSO”) as of September 30, 2012 was 46 compared to 38 as of December 31, 2011. The increase in DSO is primarily attributable to revenue growth and changes in our payor mix due to acquisitions.

Cash used in investing activities for the nine months ended September 30, 2012 was $230.0 million compared to $187.6 million for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2012 primarily consisted of $90.5 million cash paid for the acquisition of the Haven Facilities and $75.5 million cash paid for the acquisition of Timberline Knolls. Cash paid for capital expenditures for the nine months ended September 30, 2012 was $14.5 million, consisting of approximately $5.2 million of routine capital expenditures and $9.3 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 1.8% of our revenue for the nine months ended September 30, 2012. Cash paid for real estate acquisitions was $50.7 million for the nine months ended September 30, 2012. Cash used in investing activities for the nine months ended September 30, 2011 consisted primarily of cash paid for the YFCS acquisition of $178.0 million, cash paid for capital expenditures of $6.8 million and cash paid for real estate acquisitions of $2.2 million.

Cash provided by financing activities for the nine months ended September 30, 2012 was $157.3 million compared to $172.9 million for the nine months ended September 30, 2011. Cash provided by financing activities for the nine months ended September 30, 2012 primarily consisted of long-term debt borrowings of $25.0 million, proceeds from the issuance of common stock of $139.0 million and proceeds from stock option exercises of $0.5 million partially offset by principal payments on long-term debt of $6.0 million and payment of debt issuance costs of $1.2 million. Cash provided by financing activities for the nine months ended September 30, 2011 primarily consisted of borrowings on long-term debt of $135.0 million, an increase in our revolving credit facility of $6.5 million and contributions from Acadia Healthcare Holdings, LLC of $51.0 million, partially offset by principal payments on long-term debt of $3.4 million, repayments of long-term debt of $10.0 million, payment of debt issuance costs of $5.9 million and distributions to equity holders of $0.4 million.

We filed a shelf registration statement on Form S-3 that was declared effective by Securities and Exchange Commission on November 1, 2012. The shelf registration statement permits us to offer to the public from time to time in one or more offerings up to $200 million of our common stock, at prices and on terms that we will decide at the time of any offering. In addition, under the shelf registration, certain of our stockholders may offer for resale to the public from time to time in one or more offerings up to 18.5 million shares of common stock owned by them at prices and on terms to be determined at the time of any such offering. To date, no securities have been issued pursuant to the shelf registration statement.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving credit facility of $30.0 million.

On March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving credit facility by $45.0 million, from $30.0 million to $75.0 million. We used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving credit facility to partially fund the acquisition of the Haven Facilities on March 1, 2012. As of September 30, 2012, we had $74.6 million of availability under our revolving line of credit, which reflected the total revolving credit facility of $75.0 million less an undrawn letter of credit of $0.4 million. Borrowings under the revolving credit facility are subject to customary debt incurrence tests. The amended term loans require quarterly principal payments of $2.0 million for September 30, 2012 to March 31, 2013, $4.0 million for June 30, 2013 to March 31, 2014, $5.0 million for June 30, 2014 to March 31, 2015, and $6.0 million for June 30, 2015 to December 31, 2015, with the remaining principal balance due on the maturity date of April 1, 2016.

Borrowings under the Senior Secured Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries. Borrowings under the Senior Secured Credit Facility bear interest at a rate tied to our consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the credit agreement governing the Senior Secured Credit Facility). The Applicable Rate for borrowings under the Senior Secured Credit Facility was 4.25% and 3.25% for Eurodollar Rate Loans and Base Rate Loans, respectively, as of September 30, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the British Bankers Association LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar rate plus 1.0%. As of September 30, 2012, borrowings under the Senior Secured Credit Facility bore interest at 4.5%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of September 30, 2012, undrawn amounts bore interest at a rate of 0.55%.

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

As of September 30, 2012, Acadia was in compliance with such covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Long-term debt (a)	$38,022	$89,839	$137,759	$170,922	$436,542
Operating leases	4,940	4,473	1,959	646	12,018

Total obligations and commitments	$42,962	$94,312	$139,718	$171,568	$448,560

(a)	Amounts include required principal payments and related interest payments. We used the 4.5% interest rate at September 30, 2012 to estimate future interest payments related to our variable-rate debt.

Off Balance Sheet Arrangements

As of September 30, 2012, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2012 is composed of $150.0 million of fixed rate debt and $148.9 million of variable rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.4 million on an annual basis based upon our borrowing level at September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, which could materially affect the Company’s business, financial condition or future results. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2	Asset Purchase Agreement, dated as of August 28, 2012, by and between Timberline Knolls, LLC and TK Behavioral, LLC (1).

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (2).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2).

10.1	Summary of David M. Duckworth 2012 Cash Bonus Plan (3).

10.2	Summary of David M. Duckworth 2012 Long-Term Incentive Plan (3).

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: November 8, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2	Asset Purchase Agreement, dated as of August 28, 2012, by and between Timberline Knolls, LLC and TK Behavioral, LLC (1).

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (2).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2).

10.1	Summary of David M. Duckworth 2012 Cash Bonus Plan (3).

10.2	Summary of David M. Duckworth 2012 Long-Term Incentive Plan (3).

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.