Form 10-K
period 2012-12-31
Acadia Healthcare Company, Inc.
filed 2013-03-01
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-35331

ACADIA HEALTHCARE COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-2492228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830 Crescent Centre Drive, Suite 610

Franklin, Tennessee 37067

(Address, including zip code, of registrant’s principal executive offices)

(615) 861-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $423 million, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Market of $17.54 per share.

As of February 28, 2013, there were 50,217,488 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be held on May 23, 2013 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2012, we operated 42 behavioral healthcare facilities with over 3,100 licensed beds in 21 states. During the year ended December 31, 2012, we added 281 beds to our existing facilities, and we expect to add approximately 200 beds to existing facilities during 2013 (exclusive of acquisitions).

On January 1, 2013, we completed the acquisition of the assets of Greenleaf Center, an inpatient psychiatric facility with 50 licensed beds located in Valdosta, Georgia, for cash consideration of $6.3 million. On January 31, 2013, we completed the acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center, a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.1 million.

On December 31, 2012, we completed the acquisition of Behavioral Centers of America, LLC (“BCA”) for total cash consideration of $143.7 million, which included estimated net working capital receivables of $0.3 million and excluded severance costs of $0.7 million recorded in transaction-related expenses in the consolidated statements of operations. We used the net proceeds from the December 2012 sale of Acadia common stock and borrowings under our amended and restated senior credit facility dated December 31, 2012 (“Amended and Restated Senior Credit Facility”) to fund the acquisition. In the BCA acquisition, we acquired three inpatient psychiatric facilities and one psychiatric hospital within a hospital. The facilities are located in Ohio, Michigan and Texas and have an aggregate of 278 licensed inpatient beds.

On December 31, 2012, we completed the acquisition of AmiCare Behavioral Centers, LLC (“AmiCare”) for total cash consideration of $111.5 million, which included estimated net working capital payments of $0.9 million and excluded severance costs of $2.1 million recorded in transaction-related expenses in the consolidated statements of operations. We used the net proceeds from the December 2012 sale of Acadia common stock and borrowings under our Amended and Restated Senior Credit Facility to fund the acquisition. In the AmiCare acquisition, we acquired four inpatient psychiatric facilities in Arkansas that have an aggregate of 330 licensed inpatient beds.

On December 31, 2012, we amended and restated our existing senior secured credit agreement, to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. We used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012. We did not borrow under the revolving line of credit to fund the acquisitions and, as of December 31, 2012, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for March 31, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

On December 12, 2012, we completed the offering of 7,000,000 shares of Acadia common stock and on December 24, 2012, we completed the offering of 1,050,000 shares of Acadia common stock sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. We used the net proceeds principally to fund the acquisitions of AmiCare and BCA on December 31, 2012 with the remaining amount included in our cash balance at December 31, 2012.

On November 11, 2012, we purchased 100% of the membership interests of The Pavilion at HealthPark, LLC (“Park Royal”), an inpatient psychiatric facility with 76 licensed beds located in Fort Myers, Florida, for cash consideration of $10.6 million and the assumption of debt with a fair value of $25.6 million. Also, we may make additional payments of up to $7.0 million, contingent upon achievement of certain financial targets over the four-year period ending December 31, 2016.

On August 31, 2012, we completed the acquisition of the assets of Timberline Knolls, LLC (“Timberline Knolls”), an inpatient behavioral health facility with 122 licensed beds located outside of Chicago in Lemont, Illinois. The total consideration of $75.5 million paid for the business and related assets represents total payments of $89.8 million less amounts paid for transactions that were deemed to be separate from the business combination. Additionally, in connection with this acquisition, we funded an employment retention bonus of $1.2 million.

On May 21, 2012, we completed the offering of 9,487,500 shares of Acadia common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.4 million and additional offering-related expenses of $0.7 million, were $139.0 million. We used the net offering proceeds to fund the acquisition of Timberline Knolls and acquisitions of certain facilities previously leased.

On March 1, 2012, we completed the acquisition of three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC with a combined 166 licensed beds at the acquisition date for $90.5 million of cash consideration. Also on March 1, 2012, we amended our senior secured credit agreement (“Senior Secured Credit Facility”) to provide an incremental $25.0 million of term loans and increase the revolving line of credit by $45.0 million, from $30.0 million to $75.0 million. We used the net proceeds from the December 2011 sale of our common stock, the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving line of credit to fund the acquisition of the Haven Facilities.

On December 20, 2011, we completed the offering of 9,583,332 shares of Acadia common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $7.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $3.8 million and additional-offering related expenses of $0.9 million, were $67.2 million.

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

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. Management believes that the acquisitions described above position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count. For the years ended December 31, 2012 and 2011, we generated revenue of $407.5 million and $216.5 million, respectively. On a pro forma basis for the years ended December 31, 2012 and 2011, giving effect to the YFCS, PHC, the Haven Facilities, Timberline Knolls, AmiCare and BCA acquisitions described above as if such acquisitions had been completed as of January 1, 2011, we would have generated pro forma revenue of $562.0 million and $508.8 million, respectively. See – Pro Forma Financial Information and Note 4 – Acquisitions in the Consolidated Financial Statements for additional details about pro forma information.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Market under the symbol “ACHC.” Our principal executive offices are located at 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 163 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The combination of the Acadia management team with the operational expertise of the former PSI management team gives us what management believes to be the premier leadership team in the behavioral healthcare industry. The new management team intends to bring its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to the National Institute of Mental Health, approximately 6% of people in the United States suffer from a seriously debilitating mental illness and over 20% of children, either currently or at some point during their life, have had a seriously debilitating mental disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options. According to a 2008 report by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services, national expenditures on mental health and substance abuse treatment are expected to reach $239 billion in 2014, up from $121 billion in 2003, representing a compound annual growth rate of 6.4%.

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

Diversified revenue and payor bases. As of December 31, 2012, we operated 42 facilities in 21 states. Our payor, patient/client and geographic diversity mitigates the potential risk associated with any single facility. On a pro forma basis giving effect to the acquisitions of the Haven Facilities, BCA, AmiCare and certain immaterial acquisitions for the year ended December 31, 2012, we received 58% of our revenue from Medicaid, 22% from commercial payors, 14% from Medicare, and 6% from self-pay and other payors. As we receive Medicaid payments from 27 states and the District of Columbia, management does not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. On a pro forma basis, giving effect to the acquisitions listed above, our largest facility would have accounted for less than 7% of revenue for the year ended December 31, 2012, and no other facility would have accounted for more than 5% of revenue for the same year. Additionally, on a pro forma basis, no state would have accounted for more than 21% of total revenue for the year ended December 31, 2012. Management believes that our geographic diversity mitigates the impact of any financial or budgetary pressure that may arise in a particular state where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2012, our maintenance capital expenditures amounted to 1.8% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

Business Strategy

We are committed to providing the communities we serve with high quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. To achieve these objectives, we have aligned our activities around the following growth strategies:

Increase margins by enhancing programs and improving performance at existing facilities. Management believes we can improve efficiencies and increase operating margins by utilizing our management’s expertise and experience within existing programs and their expertise in improving performance at underperforming facilities. Management believes the efficiencies can be realized by investing in growth in strong markets, addressing capital-constrained facilities that have underperformed and improving management systems. Furthermore, our recent acquisitions of additional facilities give us an opportunity to develop a marketing strategy in many markets which should help us increase the geographic footprint from which our existing facilities attract patients and referrals.

Opportunistically pursue acquisitions. We have established a national platform for becoming the leading dedicated provider of high quality behavioral healthcare services in the U.S. Our industry is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities. Management believes there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions in various stages of development and consideration. Management believes our focus on inpatient behavioral healthcare and history of completing acquisitions provides us with a strategic advantage in sourcing, evaluating and closing acquisitions. Management intends to focus our efforts on acquiring additional acute inpatient psychiatric facilities, which should increase the percentage of such facilities in our portfolio. We leverage our management team’s expertise to identify and integrate acquisitions based on a disciplined acquisition strategy that focuses on quality of service, return on investment and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and other healthcare professionals and expanding the breadth of services offered by the facilities.

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase licensed bed counts in our existing facilities, with a focus on increasing the number of acute psychiatric beds. For example, during the year ended December 31, 2012, we added 281 beds to our facilities, and we expect to add approximately 200 beds to existing facilities during 2013 (exclusive of acquisitions). Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration, especially with respect to our youth and adolescent focused services and our substance abuse services.

Types of Facilities and Services

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric and specialty facilities; residential treatment centers; outpatient community-based services; and other behavioral services. The table below presents the percentage of our total revenue attributed to each category on a pro forma basis giving effect to the acquisitions of the Haven Facilities, Timberline Knolls, AmiCare and BCA for the year ended December 31, 2012:

Facility/Service	Pro Forma Revenue for the Year Ended December 31, 2012
Acute inpatient psychiatric and specialty facilities	55%
Residential treatment centers	31%
Outpatient community-based services	13%
Other behavioral services	1%

Description of Facilities

Acute Inpatient Psychiatric and Specialty Facilities

Acute inpatient psychiatric facilities provide a high level of care in order to stabilize patients that are either a threat to themselves or to others. The acute setting provides 24-hour observation, daily intervention and monitoring by psychiatrists. Generally, due to shorter lengths of stay, the related higher patient turnover, and the special security and health precautions required, acute inpatient psychiatric facilities have lower average occupancy than residential treatment centers. Our facilities that offer acute care services provide evaluation and crisis stabilization of patients with severe psychiatric diagnoses through a medical delivery that incorporates structured and intensive medical and behavioral therapies with 24-hour monitoring by a psychiatrist, psychiatric trained nurses, therapists and other direct care staff. Lengths of stay for crisis stabilization and acute care range from three to five days and from five to twelve days, respectively. Our specialty facilities provide a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Our detoxification, inpatient, partial hospitalization and outpatient treatment programs are cost-effective and give patients access to the least restrictive level of care. All programs offer individualized treatment in a supportive and nurturing environment.

As of December 31, 2012, we operated 27 facilities that provided acute care/specialty services in addition to other services.

Residential Treatment Centers

Residential treatment centers treat patients with behavioral disorders in a non-hospital setting. The facilities balance therapy activities with social, academic and other activities. Because the setting is less intensive, demands on staffing, security and oversight are generally lower than inpatient psychiatric facilities. In contrast to acute care psychiatric facilities, occupancy in residential treatment centers can be managed more easily given a longer length of stay. Over time, however, residential treatment centers have continued to serve increasingly severe patients who would have been treated in acute care facilities in earlier years.

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

Certain of our residential treatment centers provide group home, therapeutic group home and therapeutic foster care programs. Our group home programs provide family-style living for youths in a single house or apartment within residential communities where supervision and support are provided by 24-hour staff. The goal of a group home program is to teach family living and social skills through individual and group counseling sessions within a real life environment. The residents are encouraged to take responsibility for the home and their health as well as actively take part in community functions. Most attend an accredited and licensed on-premises school or a local public school. We also operate therapeutic group homes that provide comprehensive treatment services for seriously, emotionally disturbed adolescents. The ultimate goal is to reunite or place these children with their families or prepare them, when appropriate, for permanent placement with a relative or an adoptive family. We also manage therapeutic foster care programs, which are considered the least restrictive form of therapeutic placement for children and adolescents with emotional disorders. Children and adolescents in our therapeutic foster care programs often are part of the child welfare or juvenile justice system. Care is delivered in private homes with experienced foster parents who are trained to work with children and adolescents with special needs.

As of December 31, 2012, we operated 16 facilities that provided residential treatment care, in addition to other services.

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

As of December 31, 2012, we operated eight facilities that provided community-based services.

Other Behavioral Services

We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.

We also provide inpatient contract management services whereby we manage behavioral health care programs within third-party medical/surgical hospitals.

Facilities

The following table summarizes the services provided by, and information regarding, our facilities as of January 31, 2013.

Facility	Date Acquired / Opened	Type of Facility or Key Service (1)	City	State	# of Licensed Beds	Owned / Leased
Vermilion Behavioral Health Systems	06/06	IPF	Lafayette	LA	78	Leased
Acadia Montana	09/06	RTC	Butte	MT	92	Owned
Abilene Behavioral Health	11/07	IPF	Abilene	TX	92	Owned
RiverWoods Behavioral Health System	09/08	IPF		GA	75	Owned
			Riverdale
Acadiana Addiction Center	03/09	IPF	Lafayette	LA	41	Leased
The Village	11/09	RTC	Louisville	TN	145	Leased
Ascent Children’s Health Services	04/11	CBS	Jonesboro	AR	N/A	Owned
Casa Grande (2)	04/11	RTC	Casa Grande	AZ	32	Owned
Desert Hills	04/11	IPF, RTC and CBS	Albuquerque	NM	100	Owned
Lakeland Behavioral Health System	04/11	IPF, RTC		MO	156	Owned
			Springfield
Millcreek of Arkansas	04/11	RTC	Fordyce	AR	172	Owned
Millcreek of Magee	04/11	RTC, CBS	Magee	MS	221	Owned
Millcreek of Pontotoc	04/11	RTC, CBS	Pontotoc	MS	51	Owned
Options Behavioral Health System	04/11	RTC	Indianapolis	IN	82	Leased
Parc Place	04/11	RTC	Chandler	AZ	87	Owned
Resource Treatment Facility	04/11	RTC	Indianapolis	IN	102	Leased
Resolute Treatment Center	04/11	RTC, CBS	Indianapolis	IN	86	Leased
Southwood Hospital	04/11	IPF, RTC and CBS	Pittsburgh	PA	112	Owned
Detroit Behavioral Institute – Capstone Academy	11/11	RTC		MI	90	Owned
			Detroit
Harmony Healthcare (3)	11/11	CBS	Various locations	NV	N/A	Leased
Harbor Oaks Hospital	11/11	IPF	New Baltimore	MI	71	Owned
Highland Ridge Hospital	11/11	IPF	Midvale	UT	83	Owned
MeadowWood Behavioral Health System	11/11	IPF	New Castle	DE	78	Owned
Mount Regis	11/11	IPF	Salem	VA	25	Owned
Seven Hills Hospital	11/11	IPF	Las Vegas	NV	58	Owned
Wellplace	11/11	CBS	Monroeville	PA	N/A	Leased
Blue Ridge Mountain Recovery Center	02/12	IPF	Ball Ground	GA	50	Owned
Red River Hospital	03/12	IPF	Wichita Falls	TX	74	Owned
Rolling Hills Psychiatric Hospital	03/12	IPF	Ada	OK	60	Owned
Sonora Behavioral Health	03/12	IPF	Tucson	AZ	72	Owned
Timberline Knolls	09/12	IPF	Lemont	IL	131	Owned
Park Royal Hospital	11/12	IPF	Fort Meyers	FL	76	Owned
Piney Ridge Center	12/12	RTC	Fayetteville	AR	101	Owned
Vantage Point	12/12	IPF	Fayetteville	AR	92	Owned
Valley Behavioral Health System	12/12	IPF	Fort Smith	AR	75	Owned
Riverview Behavioral Health	12/12	IPF	Texarkana	AR	62	Owned
Cedar Crest Hospital & RTC	12/12	IPF, RTC	Killeen	TX	94	Owned
Ohio Hospital for Psychiatry	12/12	IPF	Columbus	OH	78	Owned
StoneCrest Center	12/12	IPF	Detroit	MI	90	Owned
Ten Lakes Center	12/12	IPF	Dennison	OH	16	Owned
Greenleaf	1/13	IPF	Valdosta	GA	50	Owned
Delta Medical Center	1/13	IPF	Memphis	TN	243	Owned

(1)

The following definitions apply to the services listed in this column: “IPF” means acute inpatient psychiatric/specialty facility; “RTC” means residential treatment care; and “CBS” means outpatient community-based services.

(2)	Closed for renovation prior to 2011. Re-opened during first quarter 2012.
(3)	Three outpatient clinics, two located in Las Vegas and one in Henderson.

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers, including managed care plans; (iii) the federal government under the Medicare program administered by the Center for Medicare and Medicaid Services (“CMS”) and the Tricare program; and (iv) individual patients and clients. For the year ended December 31, 2012, approximately 64% of our revenue came from Medicaid, approximately 20% came from commercial insurers, approximately 12% came from Medicare and approximately 4% came directly from self-pay and other payors.

Regulation

Overview

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare program participation requirements, various licensure and accreditation standards, reimbursement for patient services, health information privacy and security rules, and government healthcare program fraud and abuse provisions. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Management believes we are in substantial compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of wrongdoing.

Licensing and Certification

All of our facilities must comply with various federal, state and local licensing and certification regulations and undergo periodic inspection by licensing agencies to certify compliance with such regulations. The initial and continued licensure of our facilities and certification to participate in government healthcare programs depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, staff training, personnel and the existence of adequate policies, procedures and controls. Federal, state and local agencies survey our facilities on a regular basis to determine whether the facilities are in compliance with regulatory operating and health standards and conditions for participating in government healthcare programs.

Certificates of Need

Many of the states in which we operate facilities have enacted certificate of need (“CON”) laws that regulate the construction or expansion of certain healthcare facilities, certain capital expenditures or changes in services or bed capacity. Failure to obtain CON approval of certain activities can result in: our inability to complete an acquisition, expansion or replacement; the imposition of civil or criminal sanctions; the inability to receive Medicare or Medicaid reimbursement; or the revocation of a facility’s license, any of which could harm our business.

Utilization Review

Federal regulations require the treatment of patients in government healthcare programs be reviewed to confirm efficient utilization of facilities and services. The regulations require Quality Improvement Organizations (“QIOs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of length of stay. QIOs may deny payment for services provided, assess fines, or recommend to the Department of Health and Human Services that a provider that is in substantial non-compliance with the Medicare Conditions of Participation be excluded from participating in the Medicare program.

Audits

Participating healthcare facilities are subject to federal and state audits to validate the accuracy of claims submitted to the government healthcare programs. If these audits identify overpayments, we could be required to make substantial repayments, subject to various administrative appeal rights. Several of our facilities have undergone claims audits related to their receipt of government healthcare program payments during the last several years with no material overpayments identified. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid payments in certain circumstances, which could adversely affect our cash flow.

The Anti-Kickback Statute and Stark Law

A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items paid for by a government healthcare program. The anti-kickback statute may be found to have been violated if only one purpose of a provider’s program is to induce referrals. A provider is not required to have actual knowledge or specific intent to commit a violation of the anti-kickback statute to be found guilty of violating the law.

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

Although management believes that our arrangements with physicians and other referral sources comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws.

These laws and regulations are extremely complex and, in many cases, we do not have the benefit of regulatory or judicial interpretation. It is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our arrangements relating to facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot predict whether other federal or state legislation or regulations will be adopted, what form such legislation or regulations may take or what their impact on us may be.

If we are deemed to have failed to comply with the anti-kickback statute or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties, and exclusion of one or more facilities from participation in the government healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

The Social Security Act also includes a provision regarding physician self-referrals, commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have an ownership or other financial interest for the furnishing of any “designated health services.” A violation of the Stark Law may result in a denial of payment, require refunds to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that entity fails to report required information, exclusion from the government healthcare programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. Our financial arrangements with physicians are structured to comply with the statutory exceptions to the Stark Law and subsequent regulations. However, future Stark Law regulations may enforce provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

Federal False Claims Act and Other Fraud and Abuse Provisions

The Social Security Act also imposes criminal and civil penalties for submitting false claims to the government healthcare programs. False claims include, but are not limited to, billing for services not rendered, billing for services without adequate documentation, misrepresenting the services rendered in order to obtain higher reimbursement, knowingly retaining overpayments and committing cost report fraud. Like the anti-kickback statute, these provisions are very broad.

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

A current trend affecting the healthcare industry is the increased use of the False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the federal government. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state.

Further, the Health Insurance Portability and Accountability Act (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse under Medicare. There are civil penalties for prohibited conduct, including, but not limited to, billing for medically unnecessary products or services.

HIPAA Administrative Simplification and Privacy and Security Requirements

The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also established federal rules protecting the privacy and security of individually identifiable patient health information (“PHI”). The privacy and security regulations control the use and disclosure of PHI and the rights of patients to understand and control how such PHI is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates, and created security breach notification requirements. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. Management believes that we have been in material compliance with the HIPAA regulations and have developed our policies and procedures to ensure ongoing compliance.

Mental Health Parity Legislation

The MHPAEA was signed into law in October 2008 and requires health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial and treatment coverage offered for other illnesses. The MHPAEA has some limitations because health plans that do not already cover mental health treatments will not be required to do so, and health plans are not required to provide coverage for every mental health condition published in the Diagnostic and Statistical Manual of Mental Disorders by the American Psychiatric Association. The MHPAEA also contains a cost exemption which operates to exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

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

The Health Reform Legislation expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to patient outcomes. Based on Congressional Budget Office estimates, the Health Reform Legislation, as enacted, is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms.

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

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. As is typical in the healthcare industry, we could be subject to claims that our services have resulted in injury to our patients or clients or other adverse effects. In addition, resident, visitor and employee injuries could also subject us to the risk of litigation. While management believes that quality care is provided to patients and clients in our facilities and that we materially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our business, financial condition or results of operations.

Acadia maintains workers compensation insurance coverage on a claims-made basis with a $500,000 deductible per claim. We maintain coverage for general and professional liability claims with a $50,000 deductible and an aggregate limit of $25 million. Certain of our facilities are fully insured with no deductible.

Environmental Matters

We are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical waste products generated at our facilities, the identification and warning of the presence of asbestos-containing materials in buildings, as well as the removal of such materials, the presence of other hazardous substances in the indoor environment, and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety. Some of our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our patients. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws, which establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations. Each of our facilities has an agreement with a waste management company for the disposal of medical waste. The use of such companies, however, does not completely protect us from violations of medical waste laws or from related third-party claims for clean-up costs.

From time to time, our operations have resulted in, or may result in, non-compliance with, or liability pursuant to, environmental or health and safety laws or regulations. Management believes that our operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations at our facilities have not been material. However, we cannot assure you that future costs and expenses required for us to comply with any new or changes in existing environmental and health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business, financial condition or results of operations.

We have not been notified of and management is otherwise currently not aware of any contamination at our currently or formerly operated facilities for which we could be liable under environmental laws or regulations for the investigation and remediation of such contamination and we currently are not undertaking any remediation or investigation activities in connection with any contamination conditions. There may, however, be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

New laws, regulations or policies or changes in existing laws, regulations or policies or their enforcement, future spills or accidents or the discovery of currently unknown conditions or non-compliances may give rise to investigation and remediation liabilities, compliance costs, fines and penalties, or liability and claims for alleged personal injury or property damage due to substances or materials used in our operations, any of which may have a material adverse effect on our business, financial condition or results of operations.

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral health service companies, including UHS. We also compete against hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies and possibly other pure-play behavioral healthcare companies.

In addition to the competition we face for acquisitions, we must also compete for patients. Patients are referred to our behavioral healthcare facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, managed care organizations, unions, emergency departments, judicial officials, social workers, police departments and word of mouth from previously treated patients and their families, among others. These referral sources may instead refer patients to hospitals that are able to provide a full suite of medical services or to other behavioral healthcare centers.

Employees

As of December 31, 2012, we had approximately 7,200 employees, of which approximately 4,900 were employed full-time. Approximately 300 of our employees, at five of our 44 facilities, are represented by labor unions who are covered by collective bargaining agreements. We are not currently renegotiating the collective bargaining agreements for any of these facilities. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Pro Forma Financial Information

This report contains certain unaudited information, including revenue and operating statistics based on revenue, that is presented on a pro forma basis assuming that acquisitions we completed during 2011 and 2012 occurred as of an earlier date. The unaudited pro forma information gives effect to each acquisition as if it occurred on January 1, 2011. Management believes that the pro forma financial information is helpful given the rapid growth of Acadia through acquisitions. The unaudited pro forma financial information has been prepared using the acquisition method of accounting for business combinations under Generally Accepted Accounting Principles (“GAAP”). The unaudited pro forma financial information is for illustrative purposes only and does not purport to represent what our financial condition or results of operations actually would have been had the events in fact occurred on the assumed date or to project our financial condition or results of operations for any future date or future period. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this report and the financial statements of Acadia and the acquired companies in other reports that we have filed with the SEC.

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file or furnish information electronically with the SEC at www.sec.gov. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations. These risks should be carefully considered before making an investment decision regarding us. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we are not presently aware of or that we currently consider not likely to have a significant impact. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

Fluctuations in our operating results, quarter to quarter earnings and other factors, including incidents involving our patients and negative media coverage, may result in significant decreases in the price of our common stock.

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

We have been and could become the subject of negative media coverage as a result of incidents involving one or more of our patients. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, the trading price of our common stock and reputation could be significantly, adversely affected. In addition, we may become subject to increased regulatory burdens, governmental investigations and may be required to pay large judgments or fines.

Our revenues and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenues is from government healthcare programs, principally Medicare and Medicaid. For the year ended December 31, 2012, Acadia derived approximately 76% of its revenues from the Medicare and Medicaid programs.

Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, since most states operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation formulated to reduce their Medicaid expenditures. Furthermore, the current economic downturn has increased the budgetary pressures on the federal government and many state governments, which may negatively affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payors, including managed care providers, significantly affects the financial condition and operating results of our facilities. Management expects third-party payors to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.

As of December 31, 2012, we had $473.3 million of total debt, which included $300.0 million of debt under our Amended and Restated Senior Credit Facility, $147.7 million (net of a discount of $2.3 million) of debt under our 12.875% Senior Notes due 2018 (the “Senior Notes”) and $25.6 million (including a premium of $2.6 million) of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”). Our substantial debt could have important consequences to our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy our other financial obligations;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the Amended and Restated Senior Credit Facility), thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	expose us to interest rate fluctuations because the interest on the Amended and Restated Senior Credit Facility is imposed at variable rates;

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our ability to pay dividends, redeem stock or make other distributions.

In addition, the terms of our financing arrangements contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the Amended and Restated Senior Credit Facility and Senior Notes.

Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We may incur substantial additional debt, including additional notes and other secured debt, in the future. Although the indenture governing our outstanding Senior Notes and our Amended and Restated Senior Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Amended and Restated Senior Credit Facility or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We are subject to a number of restrictive covenants, which may restrict our business and financing activities.

Our financing arrangements impose, and the terms of any future debt may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional debt and issue certain preferred stock;

•	pay dividends on our common stock or redeem, repurchase or retire our equity interests or subordinated debt;

•	transfer or sell our assets:

•	make certain payments or investments;

•	make capital expenditures;

•	create certain liens on assets;

•	create restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in certain transactions with our affiliates; and

•	merge or consolidate with other companies.

The Amended and Restated Senior Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio.

The restrictions may prevent us from taking actions that management believes would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to our financing arrangements if for any reason we are unable to comply with our financial covenants. The breach of any of these covenants and restrictions could result in a default under the indenture governing the Senior Notes or under the Amended and Restated Senior Credit Facility, which could result in an acceleration of our debt.

If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our debt, including a default under the Amended and Restated Senior Credit Facility, and the remedies sought by the holders of such debt, could adversely affect our ability to pay the principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including the Amended and Restated Senior Credit Facility), we would be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under the Amended and Restated Senior Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such debt, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the indenture governing the Senior Notes and the agreement governing the Amended and Restated Senior Credit Facility have customary cross-default provisions, if the debt under the Senior Notes or under the Amended and Restated Senior Credit Facility is accelerated, we may be unable to repay or refinance the amounts due.

A worsening of the economic and employment conditions in the United States could materially affect our business and future results of operations.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid, which are significant payor sources for our facilities. In periods of high unemployment, we also face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving behavioral healthcare services, potential increases in the uninsured and underinsured populations we serve and further difficulties in collecting patient co-payment and deductible receivables.

Furthermore, the availability of liquidity and capital resources to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under our Amended and Restated Senior Credit Facility). The current economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the Amended and Restated Senior Credit Facility, causing them to fail to meet their obligations to us.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

Our industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: billing practices and prices for services; relationships with physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, maintenance and security issues associated with health-related information and PHI; the screening, stabilization and/or transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures; activities regarding competitors; and addition or expansion of facilities and services.

Among these laws are the anti-kickback statute, the Stark Law, the federal False Claims Act and similar state laws. These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The Office of the Inspector General of the Department of Health and Human Services has issued certain exceptions and safe harbor regulations that outline practices that are deemed acceptable under the Stark Law and anti-kickback statute. While we endeavor to comply with applicable exceptions and safe harbors, certain of our current arrangements with physicians and other potential referral sources may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangements to greater scrutiny. We cannot offer assurances that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. Allegations of violations of the Stark Law and anti-kickback statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws.

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our arrangements for facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws could subject us to liabilities, including civil penalties, exclusion of one or more facilities from participation in the government healthcare programs and, for violations of certain laws and regulations, criminal penalties. Even the public announcement that we are being investigated for possible violations of these laws could cause our reputation to suffer and have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

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

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of patient health information.

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our facilities to comply with standards to protect the privacy, security and integrity of PHI. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of PHI and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

Violations of the privacy and security regulations could subject our inpatient facilities to civil penalties of up to $81.5 million per calendar year for each violation of the privacy and security regulations as well as criminal penalties.

We may be subject to liabilities from claims brought against our facilities.

We are subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. All professional and general liability insurance we purchase is subject to policy limitations. Management believes that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our facilities. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to uncertainties regarding recent health reform and budget legislation.

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

Notwithstanding the foregoing, the Health Reform Legislation makes a number of other changes to Medicare and Medicaid which management believes may have an adverse impact on us. The various provisions in the Health Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Health Reform Legislation provisions are likely to be affected by the incomplete nature of implementing regulations or expected forthcoming interpretive guidance, gradual implementation or future legislation. Further, Health Reform Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create certain flexibilities in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Health Reform Legislation on our future reimbursement at this time.

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

The healthcare industry is highly competitive, and competition among healthcare providers (including hospitals) for patients, physicians and other healthcare professionals has intensified in recent years. There are other healthcare facilities that provide behavioral and other mental health services comparable to at least some of those offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by nonprofit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes.

If our competitors are better able to attract patients, recruit and retain physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume and our results of operations may be adversely affected.

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

It may become difficult for us to attract and retain an adequate number of psychiatrists and other physicians to practice in certain of the communities in which our facilities are located. Our failure to recruit psychiatrists and other physicians to these communities or the loss of such medical professionals in these communities could make it more difficult to attract patients to our facilities and thereby may have a material adverse effect on our business, financial condition or results of operations. Additionally, our ability to recruit psychiatrists and other physicians is closely regulated. The form, amount and duration of assistance we can provide to recruited psychiatrists and other physicians is limited by the Stark Law, the anti-kickback statute, state anti-kickback statutes, and related regulations. For example, the Stark Law requires, among other things, that recruitment assistance can be provided only to psychiatrists and other physicians who meet certain geographic and practice relocation requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit psychiatrists and other physicians currently in practice in the community beyond recruitment costs actually incurred by them.

Our facilities face competition for staffing that may increase our labor costs and reduce our profitability.

Our operations depend on the efforts, abilities, and experience of our management and medical support personnel, including our therapists, nurses, pharmacists and mental health technicians, as well as our psychiatrists and other professionals. We compete with other healthcare providers in recruiting and retaining qualified management, physicians (including psychiatrists) and support personnel responsible for the daily operations of our business, financial condition or results of operations.

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

Increased labor union activity is another factor that could adversely affect our labor costs. As of January 31, 2013, labor unions represented employees at only five of our 44 facilities. To the extent that a greater portion of our employee base unionizes, it is possible that our labor costs could increase materially.

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

We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

We are subject to various federal, state and local laws and regulations that:

•	regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, handling and disposal of medical wastes;

•	impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and

•	regulate workplace safety.

Compliance with these laws and regulations could increase our costs of operation. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial condition or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business, financial condition or results of operations.

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our business strategy is to grow by acquiring other companies and assets in the behavioral healthcare industry. Growth, especially rapid growth, through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

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

We may not be able to combine successfully the operations of recently acquired facilities with our operations, and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions with our operations requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies, business cultures and internal controls and compliance. Certain acquisitions involve a capital outlay, and the return that we achieved on any capital invested may be less than the return that we would achieve on our other projects or investments. If we fail to complete the integration of recently acquired facilities, we may never fully realize the potential benefits of the related acquisitions.

Benefits may not materialize

When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from potential cost savings and revenue improvement opportunities is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting the behavioral healthcare industry, reductions in reimbursement rates from third-party payors, reductions in service levels under our contracts, operating difficulties, client preferences, changes in competition and general economic or industry conditions. If we are unsuccessful in implementing these improvements or if we do not achieve our expected results, it may adversely impact our business, financial condition or results of operations.

Assumptions of unknown liabilities

Facilities that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with healthcare laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities for at least a portion of these matters, we may experience difficulty enforcing those obligations or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included UHS and Aurora Behavioral Health Care. Also, suitable acquisitions may not be accomplished due to unfavorable terms.

Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases. In addition, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our stockholders, result in increased fixed obligations or impede our ability to manage our operations.

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

We may be unable to extend leases at expiration, which could harm our business, financial condition or results of operations.

We lease the real property on which a number of our facilities are located. Our lease agreements generally give us the right to renew or extend the term of the leases and, in certain cases, purchase the real property. These renewal and purchase rights generally are based upon either prescribed formulas or fair market value. Management expects to renew, extend or exercise purchase options with respect to our leases in the normal course of business; however, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal, extension or purchase options. Furthermore, the terms of any such options that are based on fair market value are inherently uncertain and could be unacceptable or unfavorable to us depending on the circumstances at the time of exercise. If we are not able to renew or extend our existing leases, or purchase the real property subject to such leases, at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition or results of operations could be adversely affected.

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

Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our financial condition and results of operations.

Although we have facilities in 21 states, we have substantial operations in each of Arkansas, Illinois, Michigan, Mississippi, Nevada, and Texas, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

At December 31, 2012, we operated 42 facilities, 19 of which are located in Arkansas, Illinois, Michigan, Mississippi, Nevada, and Texas. Our revenues in those states represented approximately 48% of our revenue for the year ended December 31, 2012. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

In addition, some of our facilities are located in hurricane-prone areas. In the past, hurricanes have had a disruptive effect on the operations of facilities and the patient populations in hurricane-prone areas. Our business activities could be significantly disrupted by a particularly active hurricane season or even a single storm, and our property insurance may not be adequate to cover losses from such storms or other natural disasters.

We are required to treat patients with emergency medical conditions regardless of ability to pay.

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially; CMS has recently sought stakeholder comments concerning the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA are proposed and adopted, our results of operations may be harmed.

An increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the agings of the receivables and historical collection experience. At December 31, 2012, our allowance for doubtful accounts represented approximately 12% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including implementation of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

A cyber-attack that bypasses our information technology (“IT”) security systems causing an IT security breach, loss of PHI or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition or results of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of PHI, other confidential data or proprietary business information.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting under Section 404 of Sarbanes-Oxley. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of NASDAQ listing rules and may breach the covenants under our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Waud Capital Partners, L.L.C. (“Waud Capital Partners”) and certain of its affiliates, along with certain members of our management, have certain demand and piggyback registration rights with respect to shares of our common stock beneficially owned by them. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.

If securities or industry analysts do not publish research or reports about our business, if they were to change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us. If one or more of these analysts cease coverage of us or fail to publish regular reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of Sarbanes-Oxley and related rules implemented by the SEC and NASDAQ. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Management expects these laws and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although management is currently unable to estimate these costs with any degree of certainty. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are party to a stockholders agreement with Waud Capital Partners which provides it with certain rights over Company matters.

As of February 28, 2013, Waud Capital Partners owned approximately 23% of our outstanding common stock. In accordance with the terms of the stockholders agreement among Waud Capital Partners, Acadia and certain current and former members of our management, for so long as Waud Capital Partners owns at least 17.5% of our outstanding common stock, it is entitled to designate the pro rata number of our directors that is proportional (but rounded up to the nearest whole number) to its percentage ownership of our outstanding common stock, subject to the NASDAQ rules regarding director independence, and has consent rights to many corporate actions, such as issuing equity or debt securities, paying dividends, acquiring any interest in another company and materially changing our business activities. It is possible that the interests of Waud Capital Partners may in some circumstances conflict with our interests and the interests of our other stockholders.

We are no longer a “controlled company” under the NASDAQ listing requirements and, as a result, no longer qualify for exemptions from certain corporate governance requirements.

Prior to our May 2012 equity offering, Waud Capital Partners controlled approximately 57% of the voting power of our common stock. As a result, we were considered a “controlled company” for the purposes of the NASDAQ listing requirements. As a controlled company, we were permitted to, and did, opt out of the NASDAQ listing requirements that would otherwise require a majority of the members of our board of directors to be independent and require that we either establish a compensation committee and a nominating and governance committee, each composed of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors be determined or recommended to the board of directors by the independent members of the board of directors. Currently we have only three independent directors, Messrs. Grieco, Miquelon and Petrie.

Following the completion of the May 2012 equity offering, the number of shares controlled by Waud Capital Partners fell below 50% of our outstanding common stock and we no longer qualified as a controlled company within the meaning of the NASDAQ listing requirements. As a result, we are no longer exempt from complying with the requirements noted above. Under the NASDAQ listing requirements, we must have independent compensation committee members and a majority independent board by May 21, 2013. Until such time, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in period, we are not able to recruit additional directors that would qualify as independent, or otherwise comply with the NASDAQ listing requirements, we may be subject to enforcement actions by NASDAQ. In addition, these changes in the board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only upon a resolution approved by a majority of our directors then in office;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Although we have elected not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Waud Capital Partners, its affiliates and any investment fund managed by Waud Capital Partners and any persons to whom Waud Capital Partners sells at least five percent (5%) of our outstanding voting stock will be deemed to have been approved by our board of directors, and thereby not subject to the restrictions set forth in our amended and restated certificate of incorporation that have the same effect as Section 203 of the DGCL. Accordingly, the provision in our amended and restated certificate of incorporation that adopts a modified version of Section 203 of the DGCL may discourage, delay or prevent a change in control of us.

As a result of these provisions in our charter documents and Delaware law, the price investors may be willing to pay in the future for shares of our common stock may be limited.

We do not anticipate paying any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, for use in our business or for other corporate purposes and do not anticipate that cash dividends with respect to common stock will be paid in the foreseeable future. Any decision as to the future payment of dividends will depend on our results of operations, financial position and such other factors as our board of directors, in its discretion, deems relevant. In addition, the terms of our debt substantially limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A listing of our owned and leased facilities is included in Item 1 of this report under the caption “Business- Facilities.” We also lease approximately 25,000 square feet of office space at 830 Crescent Centre Drive, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained, in good operating condition and adequate for our present needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on November 1, 2011 and is listed for trading on the NASDAQ Global Market under the symbol “ACHC.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market from the date our common stock began trading until the end of the fourth quarter of 2012:

	High	Low
Year ended December 31, 2011:
November 1, 2011 to December 31, 2011	$10.50	$5.43

Year ended December 31, 2012:
First Quarter	$16.50	$9.38
Second Quarter	$18.60	$14.40
Third Quarter	$24.12	$15.08
Fourth Quarter	$24.83	$18.53

Stockholders

As of February 28, 2013, there were approximately 147 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Dividends

We have never declared or paid dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our indebtedness (including our Amended and Restated Senior Credit Facility and the indenture governing our Senior Notes), and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2009 and 2008, and as of December 31, 2010, 2009 and 2008, is derived from our audited consolidated financial statements not included herein. The audited financial statements for the periods presented have been reclassified for discontinued operations. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions. On May 13, 2011, the Company elected to convert from a Delaware limited liability company to a Delaware corporation in accordance with Delaware law.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$413,850	$219,704	$64,342	$51,821	$33,353
Provision for doubtful accounts	(6,389)	(3,206)	(2,239)	(2,424)	(1,804)

Revenue	407,461	216,498	62,103	49,397	31,549
Salaries, wages and benefits(1)	239,639	152,609	38,661	32,572	23,722
Professional fees	19,019	8,896	1,675	1,827	952
Other operating expenses	70,111	37,096	11,857	10,446	6,948
Depreciation and amortization	7,982	4,278	976	967	740
Interest expense, net	29,769	9,191	738	774	729
Sponsor management fees	—	1,347	120	—	—
Transaction-related expenses	8,112	41,547	918	—	—

Income (loss) from continuing operations, before income taxes	32,829	(38,466)	7,158	2,811	(1,542)
Income tax provision (benefit)	12,325	(5,272)	477	53	20

Income (loss) from continuing operations	20,504	(33,194)	6,681	2,758	(1,562)
(Loss) gain from discontinued operations, net of income taxes	(101)	(1,698)	(471)	119	(156)

Net income (loss)	$20,403	$(34,892)	$6,210	$2,877	$(1,718)
Income (loss) from continuing operations per share basic and diluted	$0.53	$(1.77)	$0.38	$0.16	$(0.09)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$49,399	$61,118	$8,614	$4,489	$45
Total assets	983,413	412,996	45,395	41,254	32,274
Total debt	473,318	277,459	9,984	10,259	11,062
Total equity	432,550	96,365	25,107	21,193	15,817

(1)	Salaries, wages and benefits for the years ended December 31, 2012 and 2011 include $2.3 million and $17.3 million, respectively, of equity-based compensation expense.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	negative media coverage relating to patient incidents, which could adversely affect the price of our common stock and result in incremental regulatory burdens and governmental investigations;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations;

•	our significant indebtedness, our ability to meet our debt obligations, and ability to incur substantially more debt;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of recent healthcare reform;

•	the impact of our highly competitive industry on patient volumes;

•	the impact of the trend by insurance companies and managed care organizations entering into sole source contracts;

•	the impact of recruitment and retention of quality psychiatrists and other physicians on our performance;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and our local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risk;

•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of these acquisitions;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the impact of legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	failure to achieve and maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our common stock;

•	the cessation of our status as a “controlled company”;

•	the impact of our sponsor’s rights over certain company matters;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	the other risks described under the heading “Risk Factors” in Item 1A.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. During 2012, we acquired 13 facilities with approximately 1,000 licensed beds in eight states. At December 31, 2012, we operated 42 behavioral healthcare facilities with over 3,100 licensed beds in 21 states. During the year ended December 31, 2012, we added 281 beds to our existing facilities, and we expect to add approximately 200 beds to existing facilities during 2013 (exclusive of acquisitions).

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. Management believes that Acadia’s recent acquisitions position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

2012 Acquisitions and Financing Transactions

On December 31, 2012, we completed the acquisition of BCA for total cash consideration of $143.7 million, which included estimated net working capital receivables of $0.3 million and excluded severance costs of $0.7 million recorded in transaction-related expenses in the consolidated statements of operations. We used the net proceeds from the December 2012 sale of Acadia common stock and borrowings under our Amended and Restated Senior Credit Facility dated December 31, 2012 to fund the acquisition. In the BCA acquisition, we acquired three inpatient psychiatric facilities and one psychiatric hospital within a hospital. The facilities are located in Ohio, Michigan and Texas and have an aggregate of 278 licensed inpatient beds.

On December 31, 2012, we completed the acquisition of AmiCare for total cash consideration of $111.5 million, which included estimated net working capital payments of $0.9 million and excluded severance costs of $2.1 million recorded in transaction-related expenses in the consolidated statements of operations. We used the net proceeds from the December 2012 sale of Acadia common stock and borrowings under our Amended and Restated Senior Credit Facility to fund the acquisition. In the AmiCare acquisition, we acquired four inpatient psychiatric facilities in Arkansas that have an aggregate of 330 licensed inpatient beds.

On December 31, 2012, we amended and restated our existing senior secured credit agreement, to provide a revolving line of credit of $100.0 million and term loans of $300.0 million. We used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012. We did not borrow under the revolving line of credit to fund the acquisitions and, as of December 31, 2012, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for March 31, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

On December 12, 2012, we completed the offering of 7,000,000 shares of Acadia common stock and on December 24, 2012, we completed the offering of 1,050,000 shares of Acadia common stock sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. We used the net proceeds principally to fund the acquisitions of AmiCare and BCA on December 31, 2012 with the remaining amount included in our cash balance at December 31, 2012.

On November 11, 2012, we purchased 100% of the membership interests of Park Royal, an inpatient psychiatric facility with 76 licensed beds located in Fort Myers, Florida, for cash consideration of $10.6 million and the assumption of debt with a fair value of $25.6 million. Also, we may make additional payments of up to $7.0 million, contingent upon achievement of certain financial targets over the four-year period ending December 31, 2016.

On August 31, 2012, we completed the acquisition of the assets of Timberline Knolls, an inpatient behavioral health facility with 122 licensed beds located outside of Chicago in Lemont, Illinois. The total consideration of $75.5 million paid for the business and related assets represents total payments of $89.8 million less amounts paid for transactions that were deemed to be separate from the business combination. Additionally, in connection with this acquisition, we funded an employment retention bonus of $1.2 million.

On May 21, 2012, we completed the offering of 9,487,500 shares of Acadia common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.4 million and additional offering-related expenses of $0.7 million, were $139.0 million. We used the net offering proceeds to fund the acquisition of Timberline Knolls and acquisitions of certain facilities previously leased.

On March 1, 2012, we completed the acquisition of the Haven Facilities with a combined 166 licensed beds at the acquisition date for $90.5 million of cash consideration. Also on March 1, 2012, we amended our Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving line of credit by $45.0 million, from $30.0 million to $75.0 million. We used the net proceeds from the December 2011 sale of our common stock, the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving line of credit to fund the acquisition of the Haven Facilities.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers, including managed care plans; (iii) the federal government under the Medicare program administered by CMS and the Tricare program; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$413,850		$219,704		$64,342
Provision for doubtful accounts	(6,389)		(3,206)		(2,239)

Revenue	407,461	100.0%	216,498	100.0%	62,103	100.0%
Salaries, wages and benefits	239,639	58.8%	152,609	70.5%	38,661	62.3%
Professional fees	19,019	4.7%	8,896	4.1%	1,675	2.7%
Supplies	19,496	4.8%	11,349	5.2%	3,699	6.0%
Rents and leases	7,838	1.9%	5,576	2.6%	1,288	2.1%
Other operating expenses	42,777	10.5%	20,171	9.3%	6,870	11.0%
Depreciation and amortization	7,982	2.0%	4,278	2.0%	976	1.5%
Interest expense	29,769	7.3%	9,191	4.3%	738	1.2%
Sponsor management fees	—	—%	1,347	0.6%	120	0.2%
Transaction related expenses	8,112	2.0%	41,547	19.2%	918	1.5%

	374,632	92.0%	254,964	117.8%	54,945	88.5%
Income (loss) from continuing operations, before income taxes	32,829	8.0%	(38,466)	(17.8)%	7,158	11.5%
Provision for (benefit from) income taxes	12,325	3.0%	(5,272)	(2.5)%	477	0.7%

Income (loss) from continuing operations	$20,504	5.0%	$(33,194)	(15.3)%	$6,681	10.8%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $194.1 million,

or 88.4%, to $413.9 million for the year ended December 31, 2012 from $219.7 million for the year ended December 31, 2011. The increase related primarily to the revenue generated during the year ended December 31, 2012 from the YFCS facilities acquired on April 1, 2011, PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012 and Park Royal acquired on November 11, 2012, which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts for the year ended December 31, 2012 increased by $20.5 million, or 9.3%, compared to the year ended December 31, 2011, primarily resulting from same-facility growth in patient days of 9.3%.

Provision for doubtful accounts. The provision for doubtful accounts was $6.4 million for the year ended December 31,

2012, or 1.5% of revenue before provision for doubtful accounts, compared to $3.2 million for the year ended December 31, 2011, or 1.5% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $3.5 million for the year ended December 31, 2012, or 1.4% of revenue before provision for doubtful accounts, compared to $3.2 million for the year ended December 31, 2011, or 1.5% of revenue before provision for doubtful accounts. The increase related primarily to the provision for doubtful accounts recorded during the year ended December 31, 2012 from the YFCS facilities acquired on April 1, 2011, PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012 and Park Royal acquired on November 11, 2012, which were not included in our results for periods prior to the acquisitions.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $239.6 million for the year ended December 31, 2012 compared to $152.6 million for the year ended December 31, 2011, an increase of $87.0 million. SWB expense included $2.3 million and $17.3 million of equity-based compensation expense for the year ended December 31, 2012 and 2011, respectively. Excluding equity-based compensation expense, SWB expense was $237.4 million, or 58.3% of revenue, for the year ended December 31, 2012, compared to $135.3 million, or 62.5% of revenue, for the year ended December 31, 2011. The $102.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the acquisition of the PHC facilities on November 1, 2011, the Haven Facilities on March 1, 2012, Timberline Knolls on August 31, 2012 and Park Royal on November 11, 2012. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of savings in employee benefit costs and lower SWB expense incurred by the PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls acquired on August 31, 2012. Same-facility SWB expense was $133.0 million for the year ended December 31, 2012, or 56.2% of revenue, compared to $127.1 million for the year ended December 31, 2011, or 58.7% of revenue.

Professional fees. Professional fees were $19.0 million for the year ended December 31, 2012, or 4.7% of revenue, compared to $8.9 million for the year ended December 31, 2011, or 4.1% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to the higher professional fees incurred by our corporate office after becoming a public company on November 1, 2011 and higher professional fees associated with the PHC facilities acquired on November 1, 2011 and Timberline Knolls acquired on August 31, 2012. Same-facility professional fees were $7.2 million for the year ended December 31, 2012, or 3.1% of revenue, compared to $7.6 million, for the year ended December 31, 2011, or 3.5% of revenue.

Supplies. Supplies expense was $19.5 million for the year ended December 31, 2012, or 4.8% of revenue, compared to $11.3 million for the year ended December 31, 2011, or 5.2% of revenue. The $8.1 million increase in supplies expense was primarily attributable to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011, the Haven Facilities on March 1, 2012, Timberline Knolls on August 31, 2012 and Park Royal on November 11, 2012. Same-facility supplies expense was $11.4 million for the year ended December 31, 2012, or 4.8% of revenue, compared to $11.3 million for the year ended December 31, 2011, or 5.2% of revenue.

Rents and leases. Rents and leases were $7.8 million for the year ended December 31, 2012, or 1.9% of revenue, compared to $5.6 million for the year ended December 31, 2011, or 2.6% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the acquisition of the Haven Facilities, which are owned facilities, on March 1, 2011, the purchase of the property previously leased by Timberline Knolls and the purchase of six facilities that we previously leased during 2012. Same-facility rents and leases were $4.2 million for the year ended December 31, 2012, or 1.8% of revenue, compared to $5.1 million for the year ended December 31, 2011, or 2.4% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $42.8 million for the year ended December 31, 2012, or 10.5% of revenue, compared to $20.2 million for the year ended December 31, 2011, or 9.3% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to slight increases in various components of other operating expenses. Same-facility other operating expenses were $24.0 million for the year ended December 31, 2012, or 10.1% of revenue, compared to $19.5 million for the year ended December 31, 2011, or 9.0% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $8.0 million for the year ended December 31, 2012, or 2.0% of revenue, compared to $4.3 million for the year ended December 31, 2011, or 2.0% of revenue. The increase in depreciation and amortization was attributable to an increase in depreciation associated with real estate purchases of $53.2 million during 2012 and the acquisitions of PHC on November 1, 2011, the Haven Facilities on March 1, 2012, Timberline Knolls on August 31, 2012 and Park Royal on November 11, 2012.

Interest expense. Interest expense was $29.8 million for the year ended December 31, 2012 compared to $9.2 million for the year ended December 31, 2011. The increase in interest expense was primarily a result of borrowings under our Amended and Restated Senior Credit Facility and interest on the $150.0 million of Senior Notes issued in November of 2011.

Sponsor management fees. Sponsor management fees were $1.3 million for the year ended December 31, 2011, which related to our professional services agreement with Waud Capital Partners.

Transaction-related expenses. Transaction-related expenses were $8.1 million for the year ended December 31, 2012 compared to $41.6 million for the year ended December 31, 2011. Transaction-related expenses represented costs incurred in the respective periods primarily related to the acquisitions of YFCS on April 1, 2011, PHC on November 1, 2011, the Haven Facilities on March 1, 2012, Timberline Knolls on August 31, 2012, Park Royal on November 11, 2012 and AmiCare and BCA on December 31, 2012 and the termination of the professional services agreement with Waud Capital Partners, as summarized below (in thousands):

	Year Ended December 31,
	2012	2011
Legal, accounting and other fees	$4,161	$7,301
Severance and contract termination costs	3,951	1,702
Fee paid to equity sponsor for termination of professional services agreement	—	20,559
Investment banking advisory and bridge commitment fees	—	8,385
Advisory fees paid to equity sponsor	—	3,600

	$8,112	$41,547

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $155.4 million, or 241.5%, to $219.7 million for the year ended December 31, 2011 compared to $64.3 million for the year ended December 31, 2010. The increase related primarily to the $147.7 million of revenue generated during 2011 from the YFCS facilities acquired on April 1, 2011 and the PHC facilities acquired on November 1, 2011. The remainder of the increase in revenue before provision for doubtful accounts was attributable to same-facility revenue before provision for doubtful accounts growth of $7.7 million, or 12.0%, on same-facility growth in patient days of 13.3%.

Provision for doubtful accounts. The provision for doubtful accounts was $3.2 million for the year ended December 31, 2011, or 1.5% of revenue before provision for doubtful accounts, compared to $2.2 million for the year ended December 31, 2010, or 3.5% of revenue before provision for doubtful accounts. The decrease in the provision for doubtful accounts as a percentage of revenue before provision for doubtful accounts was attributable to the lower volumes of self-pay admissions and bad debts associated with the facilities acquired from YFCS on April 1, 2011. The same-facility provision for doubtful accounts was $2.3 million for the year ended December 31, 2011, or 3.2% of revenue before provision for doubtful accounts, compared to $2.2 million for the year ended December 31, 2010, or 3.5% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $152.6 million for the year ended December 31, 2011 compared to $38.7 million for the year ended December 31, 2010, an increase of $113.9 million. SWB expense includes $17.3 million of equity-based compensation expense for the year ended December 31, 2011. This equity-based compensation primarily related to the incentive equity units issued by Acadia Healthcare Holdings, LLC, our former parent company, prior to its liquidation on November 1, 2011. There was no equity-based compensation expense during the year ended December 31, 2010. Excluding equity-based compensation expense, SWB expense was $135.3 million, or 62.5% of revenue, for the year ended December 31, 2011, compared to 62.3% of revenue for the year ended December 31, 2010. The increase in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was attributable to the higher SWB expense associated with the facilities acquired from YFCS on April 1, 2011. Same-facility SWB expense was $39.2 million for the year ended December 31, 2011, or 56.2% of revenue, compared to $35.7 million for the year ended December 31, 2010, or 57.4% of revenue. SWB expense, excluding equity-based compensation expense, for our corporate office was $8.8 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010 as a result of the hiring of senior management and other personnel necessary to facilitate acquisitions and the overall growth of the Company.

Professional fees. Professional fees were $8.9 million for the year ended December 31, 2011, or 4.1% of revenue, compared to $1.7 million for the year ended December 31, 2010, or 2.7% of revenue. The $7.2 million increase in professional fees was primarily attributable to the higher professional fees associated with the facilities acquired from YFCS on April 1, 2011. Same-facility professional fees were $1.2 million, or 1.8% of revenue, for each of the years ended December 31, 2011 and 2010.

Supplies. Supplies expense was $11.3 million for the year ended December 31, 2011, or 5.2% of revenue, compared to $3.7 million for the year ended December 31, 2010, or 6.0% of revenue. The $7.6 million increase in supplies expense was primarily attributable to the higher supplies expense associated with the facilities acquired from YFCS on April 1, 2011. Same-facility supplies expense was $4.1 million for the year ended December 31, 2011, or 5.9% of revenue, compared to $3.7 million for the year ended December 31, 2010, or 5.9% of revenue.

Rents and leases. Rents and leases were $5.6 million for the year ended December 31, 2011, or 2.6% of revenue, compared to $1.3 million for the year ended December 31, 2010, or 2.1% of revenue. The increase in rents and leases was attributable to the acquisition of YFCS on April 1, 2011 and PHC on November 1, 2011. Same-facility rents and leases were $1.2 million for the year ended December 31, 2011, or 1.8% of revenue, compared to $1.2 million for the year ended December 31, 2010, or 1.9% of revenue.

Other operating expenses. Other operating expenses consist primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $20.2 million for the year ended December 31, 2011, or 9.3% of revenue, compared to $6.9 million for the year ended December 31, 2010, or 11.1% of revenue. The decrease in other operating expenses as a percentage of revenue was attributable to the lower other operating expenses associated with the facilities acquired from YFCS on April 1, 2011. Same-facility other operating expenses were $7.2 million for the year ended December 31, 2011, or 10.4% of revenue, compared to $5.9 million for the year ended December 31, 2010, or 9.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $4.3 million for the year ended December 31, 2011, or 2.0% of revenue, compared to $1.0 million for the year ended December 31, 2010, or 1.6% of revenue. The increase in depreciation and amortization was attributable to the acquisition of YFCS on April 1, 2011 and the acquisition of PHC on November 1, 2011.

Interest expense. Interest expense was $9.2 million for the year ended December 31, 2011 compared to $0.7 million for the year ended December 31, 2010. The increase in interest expense was a result of borrowings under our Amended and Restated Senior Credit Facility on April 1, 2011 and the issuance of $150.0 million of Senior Notes on November 1, 2011.

Sponsor management fees. Sponsor management fees were $1.3 million for the year ended December 31, 2011 compared to $0.1 million for the year ended December 31, 2010. Sponsor management fees related to our professional services agreement with Waud Capital Partners, which was amended effective April 1, 2011 and terminated on November 1, 2011.

Transaction-related expenses. Transaction-related expenses were $41.5 million for the year ended December 31, 2011 compared to $0.1 million for the year ended December 31, 2010. Transaction-related expenses represented costs incurred in the respective periods related to the acquisition of YFCS on April 1, 2011, the acquisition of PHC on November 1, 2011 and the termination of the professional services agreement with Waud Capital Partners, as summarized below (in thousands):

	Year Ended December 31,
	2011	2010
Fee paid to equity sponsor for termination of professional services agreement	$20,559	$—
Investment banking advisory and bridge commitment fees	8,385	—
Legal, accounting and other fees	7,301	918
Severance and contract termination costs	1,702	—
Advisory fees paid to equity sponsor	3,600	—

	$41,547	$918

Liquidity and Capital Resources

Historical

Cash provided by continuing operating activities for the year ended December 31, 2012 was $34.3 million compared to cash used in continuing operating activities of $18.9 million for the year ended December 31, 2011. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities of our acquisitions in 2012 and the improvement in same-facility operations. As of December 31, 2012 and 2011, we had working capital of $69.1 million and $71.9 million, respectively. Days sales outstanding as of December 31, 2012 was 39 compared to 38 as of December 31, 2011.

Cash used in investing activities for the year ended December 31, 2012 was $524.6 million compared to $225.6 million for the year ended December 31, 2011. Cash used in investing activities for the year ended December 31, 2012 primarily consisted of $443.5 million of cash paid for acquisitions. Cash paid for capital expenditures for the year ended December 31, 2012 was $27.6 million, consisting of $7.4 million of routine capital expenditures and $20.2 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.8% of our revenue for the year ended December 31, 2012. Cash paid for real estate acquisitions was $53.2 million for the year ended December 31, 2012. Cash used in investing activities for the year ended December 31, 2011 consisted primarily of cash paid for acquisitions of $206.4 million, cash paid for capital expenditures of $9.6 million and cash paid for real estate acquisitions of $8.7 million.

Cash provided by financing activities for the year ended December 31, 2012 was $479.0 million compared to $298.7 million for the year ended December 31, 2011. Cash provided by financing activities for the year ended December 31, 2012 primarily consisted of long-term debt borrowings of $176.1 million, proceeds from the issuance of common stock of $311.8 million and proceeds from stock option exercises of $1.0 million, partially offset by principal payments on long-term debt of $6.0 million and payment of debt issuance costs of $4.6 million. Cash provided by financing activities for the year ended December 31, 2011 primarily consisted of borrowings on long-term debt of $282.5 million, proceeds from the issuance of common stock of $67.2 million and contributions from Acadia Healthcare Holdings, LLC of $51.0 million, partially offset by principal payments on long-term debt of $5.1 million, repayments of long-term debt of $10.0 million, payment of debt issuance costs of $12.1 million and distributions to equity holders of $74.4 million.

Amended and Restated Senior Credit Facility

The Company entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving line of credit of $30.0 million.

On March 1, 2012, the Company amended the Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving line of credit by $45.0 million, from $30.0 million to $75.0 million. The Company used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving line of credit to partially fund the acquisition of the Haven Facilities on March 1, 2012.

On November 9, 2012 in connection with the acquisition of Park Royal, we amended the Senior Secured Credit Facility to allow the assumption of Park Royal’s Loan Agreement with Lee County, Florida through which Park Royal received proceeds from the issuance of county revenue bonds.

On December 31, 2012, the Company amended and restated the existing Senior Secured Credit Facility, to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. The Company used the $151.1 million of term loan proceeds partially to fund the acquisition of BCA and AmiCare on December 31, 2012. The Company did not borrow under the revolving line of credit to fund the acquisitions and, as of December 31, 2012, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for March 31, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of Acadia’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of Acadia and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to Acadia’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% and 2.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility), respectively, as of December 31, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2012, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.5%. In addition, Acadia is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of December 31, 2012, undrawn amounts bore interest at a rate of 0.50%.

The interest rates and the commitment fee on unused commitments related to the Amended and Restated Senior Credit Facility are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	<3.5:1.0	2.75%	1.75%	0.40%
2	≥3.5:1.0 but <4.0:1.0	3.00%	2.00%	0.45%
3	≥4.0:1.0 but <4.5:1.0	3.25%	2.25%	0.50%
4	≥4.50:1.0	3.50%	2.50%	0.50%

The Amended and Restated Senior Credit Facility requires Acadia and its subsidiaries to comply with customary affirmative, negative and financial covenants. A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 10.0% of total revenues of Acadia and its subsidiaries); (xv) prepayment or redemption of certain senior secured debt; and (xvi) amendments to certain material agreements. Acadia is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2013;
•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
March 31, 2013	5.25:1.0
June 30, 2013	5.25:1.0
September 30, 2013	5.25:1.0
December 31, 2013	5.00:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014	4.50:1.0
March 31, 2015	4.50:1.0
June 30, 2015	4.50:1.0
September 30, 2015	4.50:1.0
December 31, 2015 and each fiscal quarter thereafter	4.00:1.0

•	The senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
March 31, 2013—September 30, 2013	3.50:1.0
December 31, 2013—September 30, 2014	3.25:1.0
December 31, 2014 and each fiscal quarter thereafter	3.00:1.0

As of December 31, 2012, Acadia was in compliance with all of the above covenants.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of Senior Notes at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

The indenture governing the Senior Notes contains covenants that, among other things, limit our ability to: (i) incur or guarantee certain debt or issue certain preferred stock; (ii) pay dividends on our equity interests or redeem, repurchase or retire our equity interests or subordinated debt; (iii) transfer or sell assets; (iv) make certain investments; (v) incur certain liens; (vi) restrict our subsidiaries’ ability to pay dividends or make other payments to the Company; (vii) engage in certain transactions with our affiliates; and (viii) merge or consolidate with other companies or transfer all or substantially all of our assets.

On February 11, 2013, we voluntarily issued a conditional notice of redemption to holders of our 12.875% Senior Notes due 2018 that we intend to redeem up to $52.5 million of the remaining 12.875% Senior Notes due 2018 on March 12, 2013 using the net proceeds of our December 2012 equity offering pursuant to the equity claw in the indenture governing our 12.875% Senior Notes due 2018. The 12.875% Senior Notes due 2018 will be redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the notes.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. The bond premium amount of $2.6 million has been amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of December 31, 2012 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$39,703	$100,559	$314,516	$224,640	$679,418
Operating leases	5,428	6,275	3,173	3,960	18,836

Total obligations and commitments	$45,131	$106,834	$317,689	$228,600	$698,254

(a)	Amounts include required principal payments and related interest payments. We used an interest rate of 3.5% per annum to estimate future interest payments related to our variable-rate debt based on the rate in place as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2012 was composed of $173.3 million of fixed-rate debt and $300.0 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.6 million on an annual basis based upon our borrowing level at December 31, 2012.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in the financial statements. Estimates are based on historical experience and other available information, the results of which form the basis of such estimates. While management believes our estimation processes are reasonable, actual results could differ from our estimates. The following accounting policies are considered critical to the portrayal of our financial condition and operating performance and involve highly subjective and complex assumptions and assessments:

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers, including managed care plans; (iii) the federal government under the Medicare program administered by CMS and the Tricare program; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	%	Amount	%
Self-Pay	$10,234	2.5%	$4,337	2.0%
Commercial	83,269	20.1%	31,603	14.4%
Medicare	48,968	11.8%	16,368	7.4%
Medicaid	263,160	63.6%	164,325	74.8%
Other	8,219	2.0%	3,071	1.4%

Revenue before provision for doubtful accounts	413,850	100.0%	219,704	100.0%
Provision for doubtful accounts	(6,389)		(3,206)

Revenue	407,461		216,498

The following tables present a summary of our aging of accounts receivable as of December 31, 2012 and 2011:

December 31, 2012

	Current	30-90	90-150	>150	Total
Self-Pay	1.3%	2.2%	2.2%	3.5%	9.2%
Commercial	16.2%	6.5%	2.4%	3.1%	28.2%
Medicare	14.4%	2.0%	0.6%	0.9%	17.9%
Medicaid	26.6%	10.2%	3.8%	4.1%	44.7%

Total	58.5%	20.9%	9.0%	11.6%	100.0%

December 31, 2011

	Current	30-90	90-150	>150	Total
Self-Pay	0.8%	1.3%	0.6%	2.2%	4.9%
Commercial	15.9%	7.9%	2.4%	2.1%	28.3%
Medicare	7.1%	1.3%	0.5%	0.4%	9.3%
Medicaid	36.9%	13.7%	3.1%	3.8%	57.5%

Total	60.7%	24.2%	6.6%	8.5%	100.0%

Medicaid accounts receivable as of December 31, 2012 included less than $0.7 million of accounts pending Medicaid approval. These accounts were aged less than 60 days and were classified as Medicaid because we have experienced between 80% and 90% approval by Medicaid for this class of receivables.

Allowance for Contractual Discounts

We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions. Management estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report receivables were $1.1 million and $0.5 million at December 31, 2012 and 2011, respectively, and are included in other current assets in the consolidated balance sheets. Management believes that these receivables were properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Management believes that we are in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Allowance for Doubtful Accounts

Our ability to collect outstanding patient receivables from third party payors is critical to our operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate uncollectible accounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on our policies are written off to the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance for claims in excess of a $50,000 deductible with an insured excess limit of $25 million. Certain of our facilities are fully insured with no deductible. The reserve for professional and general liability risks is estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $6.4 million as of December 31, 2012, of which $4.0 million was included in other accrued liabilities and $2.4 million was included in other long-term liabilities. The professional and general liability reserve was $2.8 million as of December 31, 2011, of which $1.2 million was included in other accrued liabilities and $1.7 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies based on an independent actuarial evaluation. Such receivable was $4.8 million as of December 31, 2012, of which $3.4 million was included in other current assets and $1.4 million was included in other assets, and such receivable was $1.7 million as of December 31, 2011, of which $0.6 million was included in other current assets and $1.1 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $3.9 million and $3.8 million as of December 31, 2012 and 2011, respectively. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 25 to 35 years for buildings and improvements, three to 10 years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $7.4 million, $2.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. We have only one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for purposes of our goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill in 2012, 2011 and 2010 resulted in no goodwill impairment charges.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We also have accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We accrue for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Management’s report is included in our consolidated financial statements beginning on page F-1 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting.”

Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our consolidated financial statements beginning on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On February 28, 2013, our board of directors adopted and approved the Acadia Healthcare Company, Inc. Deferred Compensation Plan (the “Plan”). The Plan is designed to provide tax-deferred compensation for the Company’s eligible employees, including the Company’s executive officers. The effective date of the Plan is February 1, 2013.

Participants may defer up to 50% of their annual base compensation and up to 100% of any performance-based compensation to the Plan. Participants are fully vested in their deferral accounts as to amounts they elect to defer. No employer matching contributions are made to the Plan. Participants will be able to select from several fund choices and their deferred compensation account will increase or decrease in value in accordance with the performance of the funds selected. Participants may receive a distribution from the Plan upon a qualifying distribution event such as separation from service, disability, death, change in control or an unforeseeable emergency all as defined in the Plan. Following a participant’s separation from the Company for any reason, the participant’s vested interest in the account is paid to the participant (or the participant’s beneficiary in the event of the participant’s death) either in a lump sum or up to ten annual installments, as elected by the participant. The Plan is intended to be an unfunded plan administered and maintained by the Company primarily for the purpose of providing deferred compensation benefits to participants.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information with respect to our directors set forth under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit Committee and the Compensation Committee, are available on our website at www.acadiahealthcare.com on the Investor Relations webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq. We intend to disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of our Code of Ethics granted to a director or executive officer by filing a Current Report on Form 8-K disclosing the amendment or waiver within four business days.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

The information with respect to securities authorized for issuance under equity compensation plans set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013 is incorporated herein by reference.

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

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc., Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) Acadia Healthcare Company, Inc. (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and Acadia Healthcare Company, Inc. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and Acadia Healthcare Company, Inc. (g)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (h)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (h)

4.1	Indenture, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as Trustee. (h)

4.2	Form of 12.875% Senior Note due 2018. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and Jefferies & Company, Inc. (h)

4.4	Stockholders Agreement, dated as of November 1, 2011, by and among the Registrant and each of the WCP and Management Investors Named therein. (h)

4.5	Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (i)

4.6	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (j)

4.7	Amended and Restated Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (j)

4.8	Form of Subscription Agreement and Warrant. (k)

10.1	Credit Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC) (the “Credit Agreement”). (b)

10.2	First Amendment, dated July 12, 2011, to the Credit Agreement. (b)

10.3	Second Amendment, dated July 12, 2011, to the Credit Agreement. (b)

10.4	Third Amendment, dated December 15, 2011, to the Credit Agreement. (l)

10.5	Fourth Amendment, dated March 1, 2012, to the Credit Agreement. (m)

10.6	Fifth Amendment, dated June 15, 2012, to the Credit Agreement. (i)

10.7	Sixth Amendment, dated November 9, 2012, to the Credit Agreement. (n)

10.8	Security and Pledge Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (b)

10.9	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto. (g)

†10.10	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Joey A. Jacobs. (b)

†10.11	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Jack E. Polson. (b).

†10.12	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Brent Turner. (b)

†10.13	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Christopher L. Howard. (b)

†10.14	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Ronald M. Fincher. (b)

†10.15	Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III. (b)

†10.16	Amendment, dated as of April 25, 2012, to the Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III. (i)

†10.17	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Bruce A. Shear. (b)

†10.18	Incentive Bonus Letter by and between Norman K. Carter, III and Acadia Management Company, Inc. dated January 4, 2010. (b)

†10.19	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (o)

†10.20	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (o)

†10.21	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (o)

†10.22	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (p)

†10.23	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (q)

†10.24	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (q)

†10.25	Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan. (b)

†10.26	Form of Restricted Stock Unit Agreement. (b)

†10.27	Form of Incentive Stock Option Agreement. (b)

†10.28	Form of Non-Qualified Stock Option Agreement. (b)

†10.29	Form of Restricted Stock Agreement. (b)

†10.30	Form of Stock Appreciation Rights Agreement. (b)

†10.31	Acadia Healthcare Company, Inc. 2012 Cash Bonus Plans. (r)

†10.32	Acadia Healthcare Company, Inc. 2012 Long-Term Incentive Plan. (r)

†10.33	Nonmanagement Director Compensation Program, effective November 1, 2011. (r)

†10.34	Stock Ownership Guidelines for Nonmanagement Directors, effective March 19, 2012. (r)

†10.35	David M. Duckworth 2012 Cash Bonus Plan. (s)

†10.36	David M. Duckworth 2012 Long-Term Incentive Plan. (s)

10.37	Professional Services Agreement, dated as of April 1, 2011, between Waud Capital Partners, L.L.C. and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (b)

10.38	Engagement Agreement, dated January 7, 2011, between True Partners Consulting LLC and Acadia Healthcare Company, Inc. (b)

10.39	Termination Agreement, dated November 1, 2011, by and between Waud Capital Partners, L.L.C and Acadia Healthcare Company, Inc. (j)

10.40	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (h)

10.41	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (h)

10.42	Underwriting Agreement, dated December 6, 2012, by and among Acadia, the selling stockholders named in Schedule B thereof and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the several underwriters named therein. (t)

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).

(b)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(k)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(l)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 20, 2011 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Annual Report on Form 10-K filed March 13, 2012 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 4, 2012 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(p)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(q)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(r)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed March 23, 2012 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed
December	7, 2012 (File No. 001-35331).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

We acquired Timberline Knolls effective August 31, 2012, Park Royal effective November 11, 2012 and eight other facilities in the BCA and AmiCare acquisitions effective December 31, 2012. We excluded these facilities from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. For the year ended December 31, 2012, these facilities contributed $14.0 million or 3.4% of our total revenues, and as of December 31, 2012, accounted for $401.7 million or 40.9% of our total assets.

Our accompanying consolidated financial statements have been audited by the independent registered public accounting firm of Ernst & Young LLP. Reports of the independent registered public accounting firm, including the independent registered public accounting firm’s report on our internal control over financial reporting, are included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Healthcare Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ten of the facilities acquired during the year ended December 31, 2012, which are included in the 2012 consolidated financial statements of Acadia Healthcare Company, Inc. and constituted $401.7 million and $303.4 million of total and net assets, respectively, as of December 31, 2012 and $14.0 million and $1.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these ten facilities.

In our opinion, Acadia Healthcare Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Acadia Healthcare Company, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Healthcare Company, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 1, 2013

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,399	$61,118
Accounts receivable, net of allowances for doubtful accounts of $7,484 and $2,424, respectively	63,870	35,127
Deferred tax assets	11,380	6,239
Other current assets	16,332	10,121

Total current assets	140,981	112,605
Property and equipment:
Land	39,130	14,115
Building and improvements	171,769	53,514
Equipment	19,773	8,222
Construction in progress	19,300	12,945
Less accumulated depreciation	(13,030)	(5,824)

Property and equipment, net	236,942	82,972
Goodwill	557,402	186,815
Intangible assets, net	15,988	8,232
Deferred tax assets – noncurrent	—	6,006
Other assets	32,100	16,366

Total assets	$983,413	$412,996

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7,680	$6,750
Accounts payable	19,081	8,642
Accrued salaries and benefits	28,749	16,195
Other accrued liabilities	16,341	9,081

Total current liabilities	71,851	40,668
Long-term debt	465,638	270,709
Deferred tax liabilities – noncurrent	998	—
Other liabilities	12,376	5,254

Total liabilities	550,863	316,631
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 49,887,300 and 32,115,929 issued and outstanding as of December 31, 2012 and 2011, respectively	499	321
Additional paid-in capital	456,228	140,624
Accumulated deficit	(24,177)	(44,580)

Total equity	432,550	96,365

Total liabilities and equity	$983,413	$412,996

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$413,850	$219,704	$64,342
Provision for doubtful accounts	(6,389)	(3,206)	(2,239)

Revenue	407,461	216,498	62,103
Salaries, wages and benefits (including equity-based compensation expense of $2,267, $17,320 and $0, respectively)	239,639	152,609	38,661
Professional fees	19,019	8,896	1,675
Supplies	19,496	11,349	3,699
Rents and leases	7,838	5,576	1,288
Other operating expenses	42,777	20,171	6,870
Depreciation and amortization	7,982	4,278	976
Interest expense, net	29,769	9,191	738
Sponsor management fees	—	1,347	120
Transaction-related expenses	8,112	41,547	918

Total expenses	374,632	254,964	54,945

Income (loss) from continuing operations before income taxes	32,829	(38,466)	7,158
Provision for (benefit from) income taxes	12,325	(5,272)	477

Income (loss) from continuing operations	20,504	(33,194)	6,681
Loss from discontinued operations, net of income taxes	(101)	(1,698)	(471)

Net income (loss)	$20,403	$(34,892)	$6,210

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.53	$(1.77)	$0.38
Loss from discontinued operations	—	(0.09)	(0.03)

Net income (loss)	$0.53	$(1.86)	$0.35

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.53	$(1.77)	$0.38
Loss from discontinued operations	—	(0.09)	(0.03)

Net income (loss)	$0.53	$(1.86)	$0.35

Weighted-average shares outstanding:
Basic	38,477	18,757	17,633
Diluted	38,696	18,757	17,633

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

	Members’ Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount			Total
	(In thousands)
Balance at January 1, 2010	$21,194	—	—	—	—	$21,194
Distributions	(2,297)	—	—	—	—	(2,297)
Net income	6,210	—	—	—	—	6,210

Balance at December 31, 2010	$25,107	—	$—	$—	$—	$25,107
Distributions	(375)	—	—	—	—	(375)
Reclassification of management liability awards to equity awards	365	—	—	—	—	365
Contribution from Holdings	51,029	—	—	—	—	51,029
Conversion from limited liability company to corporation	(76,126)	17,633	176	85,638	(9,688)	—
Cash distribution paid to equity holders	—	—	—	(74,441)	—	(74,441)
Issuance of common stock in connection with acquisition	—	4,892	49	43,976	—	44,025
Fair value of vested portion of replacement awards issued in connection with acquisition	—	—	—	1,027	—	1,027
Issuance of common stock	—	9,583	96	67,066	—	67,162
Common stock issued for stock option exercises	—	8	—	38	—	38
Equity-based compensation expense	—	—	—	17,320	—	17,320
Net loss	—	—	—	—	(34,892)	(34,892)

Balance at December 31, 2011	$—	32,116	$321	$140,624	$(44,580)	$96,365
Issuances of common stock	—	17,538	176	311,665	—	311,841
Common stock issued under stock incentive plans	—	233	2	958	—	960
Equity-based compensation expense	—	—	—	2,267	—	2,267
Excess tax benefit from equity awards	—	—	—	714	—	714
Net income	—	—	—	—	20,403	20,403

Balance at December 31, 2012	$—	49,887	$499	$456,228	$(24,177)	$432,550

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$20,403	$(34,892)	$6,210
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	7,982	4,278	976
Provision for doubtful accounts	6,389	3,206	2,239
Amortization of debt issuance costs	2,507	1,271	—
Equity-based compensation expense	2,267	17,320	—
Deferred income tax expense (benefit)	2,847	(6,442)	(145)
Other	(3)	(168)	—
Loss from discontinued operations, net of taxes	101	1,698	471
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,733)	(4,881)	(2,174)
Other current assets	1,583	(1,625)	35
Other assets	637	(969)	—
Accounts payable and other accrued liabilities	485	3,326	541
Accrued salaries and benefits	5,142	(1,759)	187
Other liabilities	702	734	(250)

Net cash provided by (used in) continuing operating activities	34,309	(18,903)	8,090
Net cash (used in) provided by discontinued operating activities	(411)	(1,763)	105

Net cash provided by (used in) operating activities	33,898	(20,666)	8,195
Investing activities:
Cash paid for acquisitions, net of cash acquired	(443,473)	(206,379)	—
Cash paid for capital expenditures	(27,595)	(9,558)	(1,495)
Cash paid for real estate acquisitions	(53,159)	(8,706)	—
Other	(417)	(689)	—

Net cash used in continuing investing activities	(524,644)	(225,332)	(1,495)
Net cash used in discontinued investing activities	—	(238)	(3)

Net cash used in investing activities	(524,644)	(225,570)	(1,498)
Financing activities:
Borrowings on long-term debt	176,063	282,485	—
Principal payments on long-term debt	(6,000)	(5,063)	(275)
Repayment of long-term debt	—	(9,984)	—
Payment of debt issuance costs	(4,551)	(12,111)	—
Issuances of common stock	311,841	67,162	—
Proceeds from stock option exercises	960	38	—
Excess tax benefit from equity awards	714	—	—
Cash distribution paid to equity holders	—	(74,441)	—
Contribution from Holdings	—	51,029	—
Distributions to equity holders	—	(375)	(2,297)

Net cash provided by (used in) financing activities	479,027	298,740	(2,572)

Net (decrease) increase in cash and cash equivalents	(11,719)	52,504	4,125
Cash and cash equivalents at beginning of the period	61,118	8,614	4,489

Cash and cash equivalents at end of the period	$49,399	$61,118	$8,614

(continued on next page)

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

Supplemental Cash Flow Information:
Cash paid for interest	$27,238	$5,053	$587

Cash paid for income taxes	$3,928	$2,564	$700

Significant Non-Cash Transactions:
Issuance of common stock in connection with acquisition	$—	$44,025	$—

Issuance of replacement share-based awards in connection with acquisition	$—	$1,027	$—

Contingent consideration issued in connection with acquisition	$6,120	$—	$—

Effect of acquisitions:
Assets acquired, excluding cash	$482,891	$278,895	$—
Liabilities assumed	(44,982)	(27,464)	—
Deposits paid for acquisitions	11,684	—	—
Contingent consideration issued in connection with acquisition	(6,120)	—	—
Issuance of common stock in connection with acquisition	—	(44,025)	—
Issuance of replacement share-based awards in connection with acquisition	—	(1,027)	—

Cash paid for acquisitions, net of cash acquired	$443,473	$206,379	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At December 31, 2012, the Company operated 42 behavioral healthcare facilities with over 3,100 licensed beds in 21 states.

The Company was formed in October 2005 as a Delaware limited liability company. On May 13, 2011, the Company was converted to a Delaware C-corporation registered as Acadia Healthcare Company, Inc. Until November 1, 2011, the Company was a wholly-owned subsidiary of Acadia Healthcare Holdings, LLC (“Holdings”).

Basis of Presentation

The business of the Company is conducted through limited liability companies and C-corporations, each of which is a direct or indirect wholly owned subsidiary of the Company. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, all of which are 100% owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to April 1, 2011, the Company and its limited liability company subsidiaries were taxed as flow-through entities and as such, the results of operations of the Company related to the flow-through entities were included in the income tax returns of its members. On April 1, 2011, the Company and its wholly-owned limited liability company subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $21.6 million, $13.1 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, cash and cash equivalent balances may exceed federally insured limits. Management believes that the Company mitigates any risks by depositing cash and investing in cash equivalents with major financial institutions.

Revenue and Accounts Receivable

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The Company receives payments from the following sources for services rendered in the Company’s facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers, including managed care plans; (iii) the federal government under the Medicare program administered by the Center for Medicare and Medicaid Services (“CMS”) and the Tricare program; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type as a percentage of revenue before provision for doubtful accounts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Medicare	11.8%	7.4%	20.3%
Medicaid	63.6	74.8	42.4
Commercial	20.1	14.4	34.2
Self-pay	2.5	2.0	3.1
Other	2.0	1.4	—

Revenue	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 76%, 83% and 63% of all revenue before provision for doubtful accounts for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 13% and 12% of its revenue for the year ended December 31, 2012 from facilities located in Arkansas and Mississippi, respectively, and approximately 17% and 16% of its revenue for the year ended December 31, 2011.

Allowance for Contractual Discounts

The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $1.1 million and $0.5 million at December 31, 2012 and 2011, respectively, and are included in other current assets in the consolidated balance sheets. Management believes that these receivables were properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Management believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$1,374	$2,239	$(2,469)	$1,144
Year ended December 31, 2011	1,144	3,206	(1,926)	2,424
Year ended December 31, 2012	2,424	6,389	(1,329)	7,484

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $1.2 million, $0.8 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. The Company’s operations have professional and general liability insurance for claims in excess of a $50,000 deductible with an insured excess limit of $25 million. Certain facilities are fully insured with no deductible. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $6.4 million as of December 31, 2012, of which $4.0 million was included in other accrued liabilities and $2.4 million was included in other long-term liabilities. The professional and general liability reserve was $2.8 million as of December 31, 2011, of which $1.2 million was included in other accrued liabilities and $1.6 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies based on an independent actuarial evaluation. Such receivable was $4.8 million as of December 31, 2012, of which $3.4 million was included in other current assets and $1.4 million was included in other assets, and such receivable was $1.7 million as of December 31, 2011, of which $0.6 million was included in other current assets and $1.1 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $3.9 million as of December 31, 2012, of which $1.8 million was included in other accrued liabilities and $2.1 million was included in other long-term liabilities, and such liability was $3.8 million as of December 31, 2011, of which $1.4 million was included in other accrued liabilities and $2.4 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 25 to 35 years for buildings and improvements, three to 10 years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $7.4 million, $2.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has only one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2012, 2011 and 2010 resulted in no goodwill impairment charges.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Other receivables	$4,630	$2,578
Prepaid expenses	3,507	2,224
Insurance receivable – current portion	3,350	600
Workers’ compensation deposits – current portion	1,860	1,707
Other	2,985	3,012

Other current assets	$16,332	$10,121

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2012 were $13.6 million, net of accumulated amortization of $3.5 million. Debt issuance costs at December 31, 2011 were $11.3 million, net of accumulated amortization of $1.2 million. Amortization expense related to debt issuance costs, which is reported as interest expense, was $2.3 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Estimated amortization of debt issuance costs for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 was $2.4 million, $2.5 million, $2.5 million, $2.5 million and $2.5 million, respectively.

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.” The Company uses the Black-Scholes valuation model to determine grant-date fair value for equity awards and uses straight-line amortization of share-based compensation expense over the requisite service period of the respective awards.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260, “Earnings Per Share,” based on the weighted-average number of shares outstanding in each period and dilutive stock options, nonvested shares and warrants, to the extent such securities have a dilutive effect on earnings per share. All share and per share amounts have been adjusted to reflect the stock splits completed in 2011.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This allows for the same evaluation as described in ASU 2011-08 for “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. Management does not expect ASU 2012-02 to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011 and interim periods within those fiscal years. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$20,504	$(33,194)	$6,681
(Loss) from discontinued operations	(101)	(1,698)	(471)

Net income (loss)	$20,403	$(34,892)	$6,210

Denominator:
Weighted average shares outstanding for basic earnings per share	38,477	18,757	17,633
Effects of dilutive instruments	219	—	—

Shares used in computing diluted earnings per common share	38,696	18,757	17,633

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.53	$(1.77)	$0.38
Loss from discontinued operations	—	(0.09)	(0.03)

Net income (loss)	$0.53	$(1.86)	$0.35

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.53	$(1.77)	$0.38
Loss from discontinued operations	—	(0.09)	(0.03)

Net income (loss)	$0.53	$(1.86)	$0.35

Potentially dilutive shares representing approximately 0.7 million shares of common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2012 because their effect would have been anti-dilutive. The restricted stock, stock options and warrants issued in 2011 are excluded from the calculation of diluted earnings per share because the net loss for the year ended December 31, 2011 caused such securities to be anti-dilutive.

4. Acquisitions

BCA

On December 31, 2012, the Company completed the acquisition of Behavioral Centers of America, LLC (“BCA”) for total cash consideration of $143.7 million in cash, which included estimated net working capital receivables of $0.3 million and excluded severance costs of $0.7 million recorded in transaction-related expenses in the consolidated statements of operations, using the net proceeds from the December 2012 sale of Company common stock and borrowings under the amended and restated senior credit facility dated December 31, 2012 (“Amended and Restated Senior Credit Facility”). BCA operates three inpatient psychiatric facilities and one psychiatric hospital within a hospital. The facilities are located in Ohio, Michigan and Texas and have an aggregate of 278 licensed inpatient beds.

AmiCare

On December 31, 2012, the Company completed the acquisition of AmiCare Behavioral Centers, LLC (“AmiCare”) for total cash consideration of $111.5 million in cash, which included estimated net working capital payments of $0.9 million and excluded severance costs of $2.1 million recorded in transaction-related expenses in the consolidated statements of operations, using the net proceeds from the December 2012 sale of Company common stock and borrowings under the Amended and Restated Senior Credit Facility. AmiCare operates four inpatient psychiatric facilities in Arkansas that have an aggregate of 330 licensed inpatient beds.

Park Royal

On November 11, 2012, the Company purchased 100% of the membership interests of The Pavilion at HealthPark, LLC (“Park Royal”), an inpatient psychiatric facility with 76 licensed beds located in Fort Myers, Florida, for cash consideration of $10.6 million and the assumption of debt of with a fair value of $25.6 million. Also, the Company may make additional contingent payments of up to $7.0 million, contingent upon achievement of certain financial targets over the four-year period ending December 31, 2016. The contingent consideration liability was valued at $6.1 million using a probability-weighted discounted cash flow method, of which $1.5 million was included in other accrued liabilities and $4.6 million was included in other liabilities on the consolidated balance sheet at December 31, 2012.

Timberline Knolls

On August 31, 2012, the Company completed the acquisition of the assets of Timberline Knolls, LLC (“Timberline Knolls”), an inpatient behavioral health facility with 122 licensed beds located outside of Chicago in Lemont, Illinois. The total consideration of $75.5 million paid for the business and related assets represented total payments of $89.8 million less amounts paid for transactions that were deemed to be separate from the business combination. The Company acquired real estate previously leased by Timberline Knolls for $13.0 million and funded an employment retention bonus of $1.2 million. The retention bonus is being expensed by the Company over the related retention period.

Haven Facilities

On March 1, 2012, the Company completed its acquisition of three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC for cash consideration of $90.5 million. The Haven Facilities, with an aggregate of 166 acute inpatient psychiatric licensed beds at the acquisition date, are located in Arizona, Texas, and Oklahoma, respectively.

Summary of 2012 Acquisitions

The majority of the goodwill associated with the acquisitions of BCA, AmiCare, Park Royal, Timberline Knolls and the Haven Facilities is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been prepared on a preliminary basis and are subject to change as new facts and circumstances emerge. Specifically, the Company is further assessing the valuation of certain intangible assets, certain tax matters as well as certain assumed liabilities of BCA, AmiCare, Park Royal and Timberline Knolls. Management expects the Company to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting allocation to reflect its final valuations. The preliminary fair values of assets acquired and liabilities assumed at the corresponding acquisition dates were as follows (in thousands):

	BCA	AmiCare	Park Royal	Timberline Knolls	Haven Facilities	Total
Cash	$5	$1,596	$42	$—	$5	$1,648
Accounts receivable	7,074	3,997	1,450	2,845	4,138	19,504
Prepaid expenses and other current assets	1,106	1,739	1,258	168	683	4,954
Property and equipment	23,561	23,150	18,291	590	12,723	78,315
Goodwill	116,601	86,230	20,106	72,054	74,555	369,546
Intangible assets	1,161	1,267	1,035	3,317	1,200	7,980
Other assets	237	—	2,355	—	—	2,592

Total assets acquired	149,745	117,979	44,537	78,974	93,304	484,539
Accounts payable	3,117	504	695	1,899	1,183	7,398
Accrued salaries and benefits	2,135	2,412	443	653	1,523	7,166
Other accrued expenses	606	441	1,079	869	127	3,122
Debt	—	—	25,600	—	—	25,600
Other liabilities	201	1,495	—	—	—	1,696

Total liabilities assumed	6,059	4,852	27,817	3,421	2,833	44,982

Net assets acquired	$143,686	$113,127	$16,720	$75,553	$90,471	$439,557

2011 Acquisitions

On November 1, 2011, the Company completed its acquisition of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”), a publicly-held behavioral health services company previously based in Massachusetts. On April 1, 2011, the Company acquired all of the equity interests of Youth and Family Centered Services, Inc. (“YFCS”). The fair values of assets acquired and liabilities assumed at the corresponding acquisition dates were as follows (in thousands):

	YFCS	PHC	Total
Cash	$33	$3,312	$3,345
Accounts receivable	17,514	10,838	28,352
Prepaid expenses and other current assets	2,327	3,014	5,341
Property and equipment	31,641	16,887	48,528
Deferred tax asset- current	1,266	4,431	5,697
Goodwill	133,826	44,872	178,698
Intangible assets	5,356	3,525	8,881
Other assets	2,219	1,153	3,372

Total assets acquired	194,182	88,032	282,214
Accounts payable	3,028	2,899	5,927
Accrued salaries and benefits	9,034	5,895	14,929
Other accrued expenses	3,375	1,556	4,931
Deferred tax liability- long term	—	419	419
Other liabilities	698	770	1,468

Total liabilities assumed	16,135	11,539	27,674

Net assets acquired	$178,047	$76,493	$254,540

Other

The qualitative factors comprising the goodwill acquired in the BCA, AmiCare, Park Royal, Timberline Knolls, the Haven Facilities, PHC and YFCS acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Legal, accounting and other fees	$4,161	$7,301	$—
Severance and contract termination costs	3,951	1,702	918
Fee paid to equity sponsor for termination of professional services agreement	—	20,559	—
Investment banking advisory and bridge commitment fees	—	8,385	—
Advisory fees paid to equity sponsor	—	3,600	—

	$8,112	$41,547	$918

Transaction-related expenses are expensed as incurred. On November 1, 2011, the Company paid a $20.6 million fee to terminate its professional services agreement with Waud Capital Partners, L.L.C. (“Waud Capital Partners”). See Note 15 for further discussion of the professional services agreement.

Pro Forma Information

The consolidated statements of operations for the year ended December 31, 2012 included revenue of $326.1 million and income from continuing operations before income taxes of $30.9 million for acquisitions completed in 2011 and 2012. The consolidated statements of operations for the year ended December 31, 2011 included revenue of $146.8 million and income from continuing operations before income taxes of $11.3 million for acquisitions completed in 2011.

The following table provides certain pro forma financial information for the Company as if the YFCS, PHC, Haven Facilities, Timberline Knolls, BCA and AmiCare acquisitions occurred as of January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$561,997	$508,793

Income from continuing operations, before income taxes	$69,279	$18,834

5. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the year ended December 31, 2012 (in thousands):

Balance at January 1, 2012	$186,815
YFCS and PHC acquisition adjustments	1,041
Acquisition of the Haven Facilities	74,555
Acquisition of Timberline Knolls	72,054
Acquisition of Park Royal	20,106
Acquisition of AmiCare	86,230
Acquisition of BCA	116,601

Balance at December 31, 2012	$557,402

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2012 and 2011 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Intangible assets subject to amortization:
Trademarks	$85	$85	$(85)	$(74)
Contract intangible assets	2,100	2,100	(490)	(70)
Non-compete agreements	1,247	588	(684)	(488)

	3,432	2,773	(1,259)	(632)
Intangible assets not subject to amortization:
Licenses and accreditations	7,709	4,059	—	—
Trade names	3,000	—	—	—
Certificates of need	3,106	2,032	—	—

	13,815	6,091	—	—

Total	$17,247	$8,864	$(1,259)	$(632)

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the Timberline Knolls acquisition, the Company acquired intangible assets with a fair value of $3.3 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.1 million and a trade name of $3.0 million. In connection with the Park Royal acquisition, the Company acquired intangible assets with a fair value of $1.0 million consisting of a certificate of need of $0.7 million and licenses and accreditations of $0.3 million. In connection with the AmiCare acquisition, the Company acquired intangible assets with a fair value of $1.3 million consisting of non-compete agreements of $0.3 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the BCA acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.1 million, licenses and accreditations of $1.0 million and a certificate of need of $0.1 million.

In connection with the YFCS acquisition, the Company acquired $5.2 million of intangible assets consisting of patient-related intangible assets of $1.2 million, non-compete agreements of $0.3 million, licenses and accreditations of $2.5 million and certificates of need of $1.1 million. In connection with the PHC acquisition, the Company acquired intangible assets with a preliminary value of $3.5 million consisting of contract intangible assets of $2.1 million, licenses and accreditations of $1.2 million and certificates of need of $0.2 million. The Company incurred and capitalized $0.6 million and $0.4 million in years ended December 31, 2012 and 2011 related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The YFCS, Timberline Knolls and BCA non-compete agreements have a one-year term, and the Haven Facilities and AmiCare non-compete agreements have a three-year term. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.6 million, $1.6 million and $0.1 million for years ended December 31, 2012, 2011 and 2010, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization. Estimated amortization expense for the years ending December 31, 2013, 2014, 2015 and 2016 is $0.8 million, $0.6 million, $0.5 million, $0.3 million and $0, respectively.

6. Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida and recognized a pretax loss on disposal of $0.2 million, which has been included in loss from discontinued operations on the condensed consolidated statements of operations. As part of the acquisition of YFCS on April 1, 2011, the Company acquired a facility located in Tampa Bay, Florida that was closed in 2010. In December 2011, the Company closed three outpatient facilities and a 24-bed substance abuse facility acquired from PHC on November 1, 2011. The results of operations of these facilities have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$3,576	$5,362	$1,855
Net loss from discontinued operations, net of income taxes	$(101)	$(1,698)	$(471)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$300,000	$129,938
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018	147,757	147,521
9.0% and 9.5% Revenue Bonds	25,561	—

	473,318	277,459
Less: current portion	(7,680)	(6,750)

Long-term debt	$465,638	$270,709

Amended and Restated Senior Credit Facility

The Company entered into the senior secured credit facility, administered by Bank of America, N.A., on April 1, 2011 (“Senior Secured Credit Facility”). The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving line of credit of $30.0 million.

On March 1, 2012, the Company amended the Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving line of credit by $45.0 million, from $30.0 million to $75.0 million. The Company used the incremental term loans of $25.0 million and a $5.0 million borrowing under the revolving line of credit to partially fund the acquisition of the Haven Facilities on March 1, 2012.

On December 31, 2012, the Company amended and restated the Senior Secured Credit Facility, to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. The Company used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012. The Company did not borrow under the revolving line of credit to fund the acquisitions and, as of December 31, 2012, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for March 31, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% and 2.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility), respectively, as of December 31, 2012. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2012, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.5%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. As of December 31, 2012, undrawn amounts bore interest at a rate of 0.50%.

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its debt agreements. As of December 31, 2012, the Company was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, the Company issued $150.0 million of 12.875% Senior Notes due 2018 (the “Senior Notes”) at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. The Company pays interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year, beginning on May 1, 2012 through the maturity date of November 1, 2018.

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

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries (other than Park Royal), all of which are wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several and the Company as the parent issuer of the Senior Notes, has no independent assets or operations.

On February 11, 2013, the Company voluntarily issued a conditional notice of redemption to holders of its Senior Notes that it intends to redeem up to $52.5 million of the remaining Senior Notes on March 12, 2013 using the net proceeds of its December 2012 equity offering pursuant to the equity claw in the indenture governing its Senior Notes. The Senior Notes will be redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the notes.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. The bond premium amount of $2.6 million has been amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Other

Other accrued liabilities included $3.2 million and $3.3 million of accrued interest as of December 31, 2012 and 2011, respectively.

The aggregate maturities of long-term debt as of December 31, 2012 were as follows (in thousands):

2013	$7,680
2014	15,195
2015	22,715
2016	30,235
2017	225,255
Thereafter	171,920

Total	$473,000

8. Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation provides that up to 10,000,000 shares of preferred stock may be issued. The Board of Directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders.

Common Stock

The Company’s amended and restated certificate of incorporation provides that up to 90,000,000 shares of common stock may be issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Amended and Restated Senior Credit Facility imposes restrictions on the Company’s ability to pay dividends.

Equity Offerings

On December 12, 2012, the Company completed the offering of 7,000,000 shares of common stock and on December 24, 2012, the Company completed the offering of 1,050,000 shares of common stock pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $6.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. The Company used the net proceeds principally to fund the acquisitions of AmiCare and BCA on December 31, 2012 with the remaining amount included in our cash balance at December 31, 2012.

On May 21, 2012, the Company completed the offering of 9,487,500 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $6.4 million and additional offering-related expenses of $0.7 million, were $139.0 million. The Company used the net offering proceeds to fund the acquisition of Timberline Knolls and acquisitions of certain facilities previously leased.

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan (the “Equity Incentive Plan”). As of December 31, 2012, a maximum of 2,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

On November 1, 2011, pursuant to the terms of the Company’s merger agreement with PHC, the Company issued options to purchase 302,446 shares of Company common stock and 90,750 stock warrants as replacements of PHC stock options and warrants outstanding on the acquisition date. Of the PHC replacement awards, options to purchase 281,604 shares of Company common stock and all 90,750 stock warrants were vested as of the acquisition date and options to purchase 20,842 of the shares of Company common stock will vest over the remaining requisite service period.

The Company granted options to purchase 429,498 shares of Company common stock, 318,170 shares of restricted stock and 86,485 restricted stock units to employees and non-employee directors during the year ended December 31, 2012. The Company granted options to purchase 54,500 shares of Company common stock and 138,320 shares of restricted stock to employees during the year ended December 31, 2011. The Company recognized $2.3 million and $17.3 million in equity-based compensation expense for the years ended December 31, 2012 and 2011, respectively. The equity-based compensation expense recorded in the year ended December 31, 2011 related to the Class C Units and Class D Units issued by Holdings to certain members of management, which units were valued based upon the estimated fair value of the common stock and cash distributed to the unit holders upon the dissolution of Holdings on November 1, 2011. As of December 31, 2012, there was $6.7 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.53 years. The total intrinsic value of options exercised during 2012 was $1.4 million. As of December 31, 2012, there were 23,250 warrants outstanding and exercisable with a weighted average exercise price of $14.00. The Company recognized a deferred income tax benefit of approximately $0.9 million and $0 for the years ended December 31, 2012 and 2011, respectively, related to the share based compensation expense. The actual tax benefit realized from stock options exercised during 2012 and 2011 was $0.7 million and $0, respectively.

Stock option activity during 2011and 2012 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	—	$—	—	$—
Options granted	54,500	9.40	9.88	33
Options issued in connection with acquisition	302,446	7.36	3.45	964
Options exercised	(7,813)	4.86	N/A	N/A
Options cancelled	(2,312)	7.03	N/A	N/A

Options outstanding at December 31, 2011	346,821	7.74	4.50	947

Options exercisable at December 31, 2011	279,763	$7.54	3.53	$851

Options outstanding at December 31, 2011	346,821	7.74	4.50	947
Options granted	429,498	16.36	9.22	2,960
Options exercised	(124,194)	8.01	N/A	N/A
Options cancelled	(97,028)	14.70	N/A	N/A

Options outstanding at December 31, 2012	555,097	13.13	7.53	5,632

Options exercisable at December 31, 2012	164,062	$6.63	3.59	$2,707

Restricted stock activity during 2011and 2012 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2011	—	$—
Granted	138,321	9.40
Cancelled	—	—
Vested	—	—

Unvested at December 31, 2011	138,321	9.40
Granted	318,170	13.04
Cancelled	(42,107)	14.25
Vested	(96,321)	9.40

Unvested at December 31, 2012	318,063	$15.73

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Weighted average grant-date fair value of options	$6.93	$3.98
Risk-free interest rate	1.2%	1.2%
Expected volatility	42%	42%
Expected life (in years)	6.3	6.3

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

Holdings’ Equity Incentive Units

On January 4, 2010, certain members of senior management purchased 3,650 Class A Preferred Units and 3,650 Class A Common Units issued by Holdings. Holdings loaned the members of management the funds necessary to purchase these units pursuant to a three year recourse secured note bearing interest at 8% annually. Because these units contained certain repurchase provisions, they were accounted for as liability awards. The Company also issued 1,000 Class B Preferred Units and 19,000 Class B Common Units to senior management which would only vest upon the occurrence of a certain qualified change in control. Accordingly, at December 31,

2010 none of the Class B Preferred Units and none of the Class B Common Units held by management were vested. The fair value of management’s Class A Preferred Units and Class A Common Units at December 31, 2010 was $0.6 million. The fair value of management’s Class B Preferred Units and Class B Common Units at December 31, 2010 was $5.9 million. There were no cancellations and no forfeitures on: (1) the Class A Preferred Units; (2) the Class A Common Units; (3) the Class B Preferred Units; and (4) the Class B Common Units. On April 1, 2011, in connection with the acquisition of YFCS, the vesting of the Class B Preferred Units and Class B Common Units was accelerated. The Class A Preferred Units, Class A Common Units, Class B Preferred Units, and Class B Common Units were exchanged for 5,650 new Class A Units, 5,650 new Class B Units, and $0.9 million in cash. As a result of the modification of the awards to accelerate the vesting, the Company recognized $6.1 million of equity-based compensation expense on April 1, 2011. The fair value of the units and the recognized compensation expense were determined based on $36.0 million of contemporaneous cash investments from Waud Capital Partners or its affiliates and $16.5 million of contemporaneous cash investments from new members of the Company’s management on April 1, 2011.

On April 1, 2011, Holdings issued Class C Units and Class D Units (the “Management Incentive Units”) to certain members of management. Under the terms of Holdings’ limited liability company agreement, the Management Incentive Units did not have value until certain performance targets were met. The Class C Units were to vest evenly over a five-year period on each of the first five anniversaries from the date of issuance and the Class D Units were immediately vested at the date of issuance. The Management Incentive Units contained certain repurchase provisions requiring such to be accounted for as liability awards. The estimated fair value of the Management Incentive Units of $13.7 million was recorded as equity-based compensation expense during the second quarter ended June 30, 2011 and was based on various factors, including the value implied by the PHC acquisition and analyses of relevant EBITDA multiples as supported by guideline companies. The Company recorded an adjustment of $2.8 million during the fourth quarter ended December 31, 2011 to reduce the cumulative equity-based compensation expense related to the Management Incentive Units to $10.9 million based on the fair value of the common stock and cash distributed to the unitholders upon the dissolution of Holdings on November 1, 2011.

10. Income Taxes

Prior to April 1, 2011, the Company and its limited liability company subsidiaries were taxed as flow-through entities and as such, the results of operations of the Company and its subsidiaries that were taxed as flow-through entities were included in the income tax returns of its members. On April 1, 2011, the Company and its wholly-owned limited liability company subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

Management is not aware of any course of action or series of events that have occurred that might adversely affect the Company’s flow-through tax status for periods prior to April 1, 2011.

The Company’s benefit from income taxes for continuing operations of $5.3 million for the year ended December 31, 2011, consisted of (a) current and deferred tax expense on the respective periods’ operating results, (b) the recognition of deferred tax expense attributable to the change in federal and state tax status of the Company and its wholly-owned limited liability company subsidiaries, in accordance with FASB ASC 740 on April 1, 2011 and (c) the effect of non-deductible items, including equity-based compensation expense and certain transaction-related expenses.

Income tax expense (benefit) from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$7,045	$295	$514
State	2,553	1,049	108

Total current	9,598	1,344	622
Deferred:
Federal	3,144	(5,033)	—
State	(417)	(1,583)	(145)

Total deferred provision	2,727	(6,616)	(145)

Total provision for income tax expense (benefit)	$12,325	$(5,272)	$477

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Continuing operations	$12,325	$(5,272)	$477
Discontinued operations	(197)	219	(5)

Total	$12,128	$(5,053)	$472

A reconciliation of the U.S. federal statutory rate, from continuing operations, to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate on income before income taxes	35.0%	35.0%	34.0%
State income taxes, net of federal tax effect	3.8	1.4	1.2
Permanent differences	0.8	(23.1)	—
Change in valuation allowance	(0.9)	(0.8)	(2.7)
Change in tax status of an enterprise	—	1.4	—
Flow-through to members of Holdings	—	1.2	(26.3)
Other	(1.2)	(1.4)	0.5

Effective income tax rate	37.5%	13.7%	6.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31,
	2012	2011
Net operating losses and tax credit carryforwards—federal and state	$3,087	$10,257
Intangibles	—	992
Bad debt allowance	4,694	3,433
Accrued compensation and severance	3,141	590
Accrued expenses	2,522	1,731
Insurance reserves	172	211
Other assets	1,820	585
Valuation allowance	(359)	(740)

Total deferred tax assets	15,077	17,059
Fixed asset basis difference	(3,782)	(4,547)
Prepaid items	(407)	(267)
Intangible assets	(506)	—

Total deferred tax liabilities	(4,695)	(4,814)

Net deferred tax asset (liability)	$10,382	$12,245

The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversals of existing temporary differences. Current deferred tax assets at December 31, 2012 and 2011 were $11.4 million and $6.2 million, respectively. Non-current deferred tax liabilities at December 31, 2012 were $1.0 million, and non-current deferred tax assets at December 31, 2011 were $6.0 million.

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2012 and 2011, the Company carried a valuation allowance against deferred tax assets of $0.4 million and $0.7 million, respectively.

The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards were approximately $21.4 million at December 31, 2011. The Company anticipates utilizing the full federal net operating loss carryforward by December 31, 2012. State net operating loss carryfowards at December 31, 2012 and 2011 are approximately $39.0 million and $45.4 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2016 and 2032. The Company also has alternative minimum tax credits which do not have an expiration date. In addition, the Company has other federal tax credits which will begin to expire in 2031 if not utilized.

The Company’s utilization of these various tax attributes, at both the federal and state level, may be limited under rules relating to the ownership changes. This limitation is incorporated in the above table by the valuation allowance recorded against a portion of the deferred tax assets.

Income taxes payable was $2.2 million at December 31, 2012 and was included in other accrued liabilities in the consolidated balance sheet. Income taxes receivable was $1.7 million at December 31, 2011 and was included in other assets in the consolidated balance sheets. In addition, income taxes payable of $0.6 million and $0.4 million at December 31, 2012 and 2011, respectively, were included in other liabilities on the Company consolidated balance sheets. The balance in other liabilities relates to certain unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

	2012	2011
Balance at January 1	$1,050	$1,050
Additions based on tax positions related to the current year	262	—
Additions for tax positions of prior years	—	—
Reductions as a result of the lapse of applicable statutes of limitations	(117)	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31	$1,195	$1,050

The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, as interest expense or another appropriate expense classification based on the accounting policy election of the company. The Company’s continuing accounting policy is to recognize interest and penalties related to income tax matters as a component of tax expense in the consolidated statements of operations. The Company did not recognize any interest and penalties relative to uncertain tax positions during the years ended December 31, 2012 or 2011. In addition, the Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2009 through 2012. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2009 through 2012 tax years remain open for examination by the tax authorities. At the date of this report there are no federal or state audits in process.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments and were categorized as Level 1 within the GAAP fair value hierarchy. The fair value for the Company’s Amended and Restated Senior Credit Facility and Senior Notes were $300.0 million and $181.5 million, respectively, at December 31, 2012 based on information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lenders and the average bid and ask price as determined using published rates. The Company’s Amended and Restated Senior Credit Facility and Senior Notes are categorized as Level 2 in the GAAP fair value hierarchy. The fair value of the contingent consideration liability at December 31, 2012 was $6.1 million and was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method.

12. Leases

The Company is obligated under certain operating leases to rent space for its facilities and other office space. The original terms of the leases typically range from five to ten years, with optional renewal periods.

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows as of December 31, 2012 (in thousands):

Operating Leases
2013	$5,428
2014	3,552
2015	2,723
2016	2,040
2017	1,133
Thereafter	3,960

Total minimum rental obligations	$18,836

During the years ended 2012, 2011 and 2010, rent expense was $7.8 million, $5.6 million and $1.3 million, respectively.

13. Commitments and Contingencies

The Company is, from time to time, subject to various claims and legal actions that arise in the ordinary course of the Company’s business, including claims for damages for personal injuries, medical malpractice, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In the opinion of management, the Company is not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations.

14. Employee Benefit Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees. The Company may, at its discretion, make contributions to the plan. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $0.1 million, $0.2 million and $0.1 million, respectively, to the 401(k) plan.

15. Related Parties

Professional Services Agreement

The Company and Waud Capital Partners were parties to a professional services agreement dated April 1, 2011, pursuant to which Waud Capital Partners rendered general advisory and management services with respect to financial and operating matters, including advice on corporate strategy, budgeting of future corporate investment, acquisition and divestiture strategy and debt and equity financing. Effective November 1, 2011, Waud Capital Partners and the Company terminated the professional services agreement and the Company paid a fee of $20.6 million to Waud Capital Partners pursuant to the terms of the related termination agreement.

The parties entered into the professional services agreement in connection with entering into the second amended and restated limited liability company agreement of Holdings on April 1, 2011 (the “Holdings LLC Agreement”), which amended and restated Holdings’ prior limited liability company agreement dated August 31, 2009 (the “Prior LLC Agreement”). Pursuant to the professional services agreement, the Company was obligated to pay the following fees to Waud Capital Partners: (i) upon consummation of any credit facility (including any amendments to existing credit facilities which have the effect of increasing the committed amount under such facility, but excluding any credit facility entered into after April 1, 2011 with any affiliate of Waud Capital Partners if such affiliate is receiving a closing or similar fee in connection with such facility), financing fees in cash in an aggregate amount to equal 1.5% of the aggregate principal amount of all such loans (or 1.0% of the aggregate amount of all public bond issuances); (ii) advisory fees in connection with the negotiation and consummation of any acquisitions and/or dispositions by the Company or any of its subsidiaries in an aggregate amount equal to 2.0% of the gross purchase price of any such acquisition or disposition (including any debt or other liabilities assumed or otherwise included in the transaction(s)), as compensation for the negotiation, arranging and structuring services Waud Capital Partners has agreed to provide the Company with respect thereto; and (iii) upon consummation of a sale of the Company, a sale fee in cash in an amount equal to 1.5% of the enterprise value assigned to Holdings and its subsidiaries in connection with or implied by such sale of the Company, as compensation for the negotiation, structuring and other services Waud Capital Partners has agreed to provide the Company with respect to such sale of the Company.

Under the professional services agreement, Waud Capital Partners charged the Company a management fee for advisory and management services of $2.0 million per year. Management fees for the period from April 1, 2011 to the termination of the professional services agreement on November 1, 2011 were $1.3 million.

The professional services agreement also provided for the reimbursement of Waud Capital Partners for its reasonable travel expenses, legal fees and other out-of-pocket fees and expenses in connection with activities undertaken pursuant to such agreement. Additionally, Waud Capital Partners and its affiliates (other than the Company and its subsidiaries) were indemnified for liabilities incurred in connection with their role under the professional services agreement, other than for liabilities resulting from their gross negligence or willful misconduct, as determined by a court of competent jurisdiction in a final non-appealable order.

In connection with entry into the professional services agreement, the amendment and restatement of the Prior LLC Agreement and the consummation of the Company’s acquisition of YFCS, Waud Capital Partners received $6.15 million in fees from the Company on April 1, 2011, which consisted of a $3.6 million transaction fee, a $450,000 commitment fee and a $2.1 million financing fee.

Prior to entry into the professional services agreement, Waud Capital Partners was entitled to receive the following fees from Holdings pursuant to the Prior LLC Agreement: (i) an annual advisory fee, payable on a semi-annual basis, as compensation for the financial and management consulting services Waud Capital Partners had agreed to provide Holdings and its subsidiaries with respect to their business and financial management generally and its financial affairs; and (ii) upon consummation of any credit facility (including amendments to existing credit facilities which have the effect of increasing the amount to be drawn under such facility by Holdings or its subsidiaries, but excluding any credit facility entered into after December 30, 2005 with any affiliate of Waud Capital Partners if such affiliate is receiving a closing or similar fee in connection with such facility) entered into by Holdings or its subsidiaries after December 30, 2005, financing fees in an aggregate amount to equal 2.0% of the aggregate principal amount of all such loans (or 1.0% of the aggregate amount of all public bond issuances), as compensation for the negotiation, arranging and structuring services Waud Capital Partners had agreed to provide to Holdings or its subsidiaries. Waud Capital Partners was also entitled to receive an annual advisory fee, payable semi-annually, under the Prior LLC Agreement (and its predecessor). Such fee was initially set at $350,000 per annum, subject to annual increases of $50,000, up to $600,000, effective January 1st of each year beginning January 1, 2007. Waud Capital Partners deferred the payment of all such management fees in accordance with the terms of the Prior LLC Agreement. On April 1, 2011 in connection with entry into the Holdings LLC Agreement, Waud Capital Partners received $7.1 million of Holdings’ equity in exchange for fees it had previously deferred in accordance with the Prior LLC Agreement.

True Partners Engagement Agreement

The Company and True Partners Consulting LLC (“True Partners”), an affiliate of Waud Capital Partners, are parties to an engagement agreement dated January 7, 2011, pursuant to which True Partners renders tax consulting and compliance services to the Company and, its affiliated entities. As of December 31, 2012, Waud Capital Partners and its affiliates indirectly owned a majority of the True Partners membership interests. The engagement agreement will automatically terminate upon the completion of the services to be rendered by True Partners thereunder. Either party may terminate the engagement agreement upon at least 30 days’ prior written notice to the other party. Upon such termination, True Partners will be entitled to receive payment for services performed and expenses incurred through the date of termination. Pursuant to the engagement agreement, the Company pays certain fixed fees to True Partners for various tax consulting and compliance services, which are billed monthly as incurred. The Company paid $0, $0.2 million and $0.1 million to True Partners for such services in 2012, 2011 and 2010, respectively. In the event of a large transaction or other activity not otherwise covered under the engagement agreement for which True Partners provides services to the Company, True Partners will provide consulting services to the Company at its standard hourly rates, plus reimbursement of out-of-pocket expenses.

16. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2012 and 2011. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	(In thousands except per share amounts)
Year Ended December 31, 2012:
Revenue	$89,563	$100,530		$103,116	$114,252
Income from continuing operations before income taxes	$4,992	$10,020		$10,311	$7,506	(1)
Net income	$3,679	$5,909		$6,450	$4,365	(1)
Basic and diluted net income per share	$0.11	$0.16		$0.15	$0.10
Year Ended December 31, 2011:
Revenue	$16,846	$63,575		$60,722	$75,355
(Loss) income from continuing operations before income taxes	$(528)	$(18,946	)(2)	$4,479	$(23,471	)(3)
Net (loss) income	$(249)	$(21,857	)(2)	$3,123	$(15,909	)(3)
Basic and diluted net income per share	$(0.01)	$(1.24)		$0.18	$(0.72)

(1)	Includes transaction-related expenses primarily related to the AmiCare and BCA acquisitions of $6.0 million.
(2)	Includes equity-based compensation expense of $19.8 million and transaction-related expenses related to the acquisitions of YFCS and PHC of $5.8 million.
(3)	Includes transaction-related expenses primarily related to the PHC acquisition of $31.0 million.

17. Subsequent Events

On January 1, 2013, the Company completed its acquisition of the assets of Greenleaf Center, an inpatient psychiatric facility with 50 licensed beds located in Valdosta, Georgia, for cash consideration of $6.3 million. On January 31, 2013, the Company completed its acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center, a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.1 million.

18. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidated financial information for the Company and its subsidiaries as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$49,307	$92	$—	$49,399
Accounts receivable, net	—	61,359	2,511	—	63,870
Deferred tax assets	—	11,380	—	—	11,380
Other current assets	—	16,074	258	—	16,332

Total current assets	—	138,120	2,861	—	140,981
Property and equipment, net	—	218,716	18,226	—	236,942
Goodwill	—	537,296	20,106	—	557,402
Intangible assets, net	—	14,953	1,035	—	15,988
Investment in subsidiaries	870,004	—	—	(870,004)	—
Other assets	13,562	16,217	2,321	—	32,100

Total assets	$883,566	$925,302	44,549	(870,004)	$983,413

Current liabilities:
Current portion of long-term debt	$7,500	$—	$180	$—	$7,680
Accounts payable	—	18,048	1,033	—	19,081
Accrued salaries and benefits	—	28,285	464	—	28,749
Other accrued liabilities	3,259	12,853	229	—	16,341

Total current liabilities	10,759	59,186	1,906		71,851
Long-term debt	440,257	—	25,381	—	465,638
Deferred tax liabilities – noncurrent	—	998	—	—	998
Other liabilities	—	12,376	—	—	12,376

Total liabilities	451,016	72,560	27,287	—	550,863

Total equity	432,550	852,742	17,262	(870,004)	432,550

Total liabilities and equity	$883,566	$925,302	$44,549	$(870,004)	$983,413

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2011

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$61,118	$—	$—	$61,118
Accounts receivable, net	—	35,127	—	—	35,127
Deferred tax assets	—	6,239	—	—	6,239
Other current assets	—	10,121	—	—	10,121

Total current assets	—	112,605	—	—	112,605
Property and equipment, net	—	82,972	—	—	82,972
Goodwill	—	186,815	—	—	186,815
Intangible assets, net	—	8,232	—	—	8,232
Deferred tax assets – noncurrent	—	6,006	—	—	6,006
Investment in subsidiaries	365,761	—	—	(365,761)	—
Other assets	11,322	5,044	—	—	16,366

Total assets	$377,083	$401,674	$—	$(365,761)	$412,996

Current liabilities:
Current portion of long-term debt	$6,750	$—	$—	$—	$6,750
Accounts payable	—	8,642	—	—	8,642
Accrued salaries and benefits	—	16,195	—	—	16,195
Other accrued liabilities	3,259	5,822	—	—	9,081

Total current liabilities	10,009	30,659	—	—	40,668
Long-term debt	270,709	—	—	—	270,709
Other liabilities	—	5,254	—	—	5,254

Total liabilities	280,718	35,913	—	—	316,631

Total equity	96,365	365,761	—	(365,761)	96,365

Total liabilities and equity	$377,083	$401,674	$—	$(365,761)	$412,996

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$412,161	$1,689	$—	$413,850
Provision for doubtful accounts	—	(6,389)	—	—	(6,389)

Revenue	—	405,772	1,689	—	407,461
Salaries, wages and benefits	2,267	236,182	1,190	—	239,639
Professional fees	—	18,806	213	—	19,019
Supplies	—	19,382	114	—	19,496
Rents and leases	—	7,816	22	—	7,838
Other operating expenses	—	42,121	656	—	42,777
Depreciation and amortization	—	7,874	108	—	7,982
Interest expense, net	29,512	—	257	—	29,769
Sponsor management fees	—	—	—	—	—
Transaction-related expenses	—	8,112	—	—	8,112

Total expenses	31,779	340,293	2,560	—	374,632
(Loss) income from continuing operations before income taxes	(31,779)	65,479	(871)	—	32,829
Equity in earnings of subsidiaries	52,182	—	—	(52,182)	—
Provision (benefit from) for income taxes	—	12,665	(340)	—	12,325

Income (loss) from continuing operations	20,403	52,814	(531)	(52,182)	20,504
Loss from discontinued operations, net of income taxes	—	(101)	—	—	(101)

Net income (loss)	$20,403	$52,713	$(531)	$(52,182)	$20,403

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$219,704	$—	$—	$219,704
Provision for doubtful accounts	—	(3,206)	—	—	(3,206)

Revenue	—	216,498	—	—	216,498
Salaries, wages and benefits	17,320	135,289	—	—	152,609
Professional fees	—	8,896	—	—	8,896
Supplies	—	11,349	—	—	11,349
Rents and leases	—	5,576	—	—	5,576
Other operating expenses	—	20,171	—	—	20,171
Depreciation and amortization	—	4,278	—	—	4,278
Interest expense, net	9,191	—	—	—	9,191
Sponsor management fees	—	1,347	—	—	1,347
Transaction-related expenses	—	41,547	—	—	41,547

Total expenses	26,511	228,453	—	—	254,964
Loss from continuing operations before income taxes	(26,511)	(11,955)	—	—	(38,466)
Equity in earnings of subsidiaries	(8,381)	—	—	8,381	—
Benefit from income taxes	—	(5,272)	—	—	(5,272)

(Loss) income from continuing operations	(34,892)	(6,683)	—	8,381	(33,194)
Loss from discontinued operations, net of income taxes	—	(1,698)	—	—	(1,698)

Net (loss) income	$(34,892)	$(8,381)	$—	$8,381	$(34,892)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2010

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$64,342	$—	$—	$64,342
Provision for doubtful accounts	—	(2,239)	—	—	(2,239)

Revenue	—	62,103	—	—	62,103
Salaries, wages and benefits	—	38,661	—	—	38,661
Professional fees	—	1,675	—	—	1,675
Supplies	—	3,699	—	—	3,699
Rents and leases	—	1,288	—	—	1,288
Other operating expenses	—	6,870	—	—	6,870
Depreciation and amortization	—	976	—	—	976
Interest expense, net	738	—	—	—	738
Sponsor management fees	—	120	—	—	120
Transaction-related expenses	—	918	—	—	918

Total expenses	738	54,207	—	—	54,945
(Loss) income from continuing operations before income taxes	(738)	7,896	—	—	7,158
Equity in earnings of subsidiaries	6,948	—	—	(6,948)	—
Provision for income taxes	—	477	—	—	477

Income (loss) from continuing operations	6,210	7,419	—	(6,948)	6,681
Loss from discontinued operations, net of income taxes	—	(471)	—	—	(471)

Net income (loss)	$6,210	$6,948	$—	$(6,948)	$6,210

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$20,403	$52,713	$(531)	$(52,182)	$20,403
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	—	7,874	108	—	7,982
Provision for doubtful accounts	—	6,389	—	—	6,389
Amortization of debt issuance costs	2,507	—	—	—	2,507
Equity-based compensation expense	2,267	—	—	—	2,267
Deferred income tax expense	—	2,847	—	—	2,847
Other	—	(3)	—	—	(3)
Loss from discontinued operations, net of taxes	—	101	—	—	101
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	52,182	—	—	(52,182)	—
Accounts receivable	—	(15,672)	(1,061)	—	(16,733)
Other current assets	—	1,579	4	—	1,583
Other assets	—	603	34	—	637
Accounts payable and other accrued liabilities	—	997	(512)	—	485
Accrued salaries and benefits	—	5,121	21	—	5,142
Other liabilities	—	702	—	—	702

Net cash provided by (used in) continuing operating activities	77,359	63,251	(1,937)	(104,364)	34,309
Net cash used in discontinued operating activities	—	(411)	—	—	(411)

Net cash provided by (used in) operating activities	77,359	62,840	(1,937)	(104,364)	33,898
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(443,473)	—	—	(443,473)
Cash paid for capital expenditures	—	(27,595)	—	—	(27,595)
Cash paid for real estate acquisitions	—	(53,159)	—	—	(53,159)
Other	—	(417)	—	—	(417)

Net cash used in investing activities	—	(524,644)	—	—	(524,644)
Financing activities:
Borrowings on long-term debt	176,063	—	—	—	176,063
Principal payments on long-term debt	(6,000)	—	—	—	(6,000)
Payment of debt issuance costs	(4,551)				(4,551)
Issuance of common stock	311,841	—	—	—	311,841
Proceeds from stock option exercises	960	—	—	—	960
Excess tax benefit from equity awards	714	—	—	—	714
Cash (used in) provided by intercompany activity	(556,386)	449,993	2,029	104,364	—

Net cash (used in) provided by financing activities	(77,359)	449,993	2,029	104,364	479,027

Net (decrease) increase in cash and cash equivalents	—	(11,811)	92	—	(11,719)
Cash and cash equivalents at beginning of the period	—	61,118	—	—	61,118

Cash and cash equivalents at end of the period	$—	$49,307	$92	$—	$49,399

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net (loss) income	$(34,892)	$(8,381)	$—	$8,381	$(34,892)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	—	4,278	—	—	4,278
Provision for doubtful accounts	—	3,206	—	—	3,206
Amortization of debt issuance costs	1,271	—	—	—	1,271
Equity-based compensation expense	17,320	—	—	—	17,320
Deferred income tax benefit	—	(6,442)	—	—	(6,442)
Other	—	(168)	—	—	(168)
Loss from discontinued operations, net of taxes	—	1,698	—	—	1,698
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	(8,381)	—	—	8,381	—
Accounts receivable	—	(4,881)	—	—	(4,881)
Other current assets	—	(1,625)	—	—	(1,625)
Other assets	—	(969)	—	—	(969)
Accounts payable and other accrued liabilities	—	3,326	—	—	3,326
Accrued salaries and benefits	—	(1,759)	—	—	(1,759)
Other liabilities	—	734	—	—	734

Net cash (used in) provided by continuing operating activities	(24,682)	(10,983)	—	16,762	(18,903)
Net cash used in discontinued operating activities	—	(1,763)	—	—	(1,763)

Net cash (used in) provided by operating activities	(24,682)	(12,746)	—	16,762	(20,666)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(206,379)	—	—	(206,379)
Cash paid for capital expenditures	—	(9,558)	—	—	(9,558)
Cash paid for real estate acquisitions	—	(8,706)	—	—	(8,706)
Other	—	(689)	—	—	(689)

Net cash used in continuing investing activities	—	(225,332)	—	—	(225,332)
Net cash used in discontinued investing activities	—	(238)	—	—	(238)

Net cash used in investing activities	—	(225,570)	—	—	(225,570)
Financing activities:
Borrowings on long-term debt	282,485	—	—	—	282,485
Principal payments on long-term debt	(5,063)	—	—	—	(5,063)
Repayment of long-term debt	(9,984)	—	—	—	(9,984)
Payment of debt issuance costs	(12,111)	—	—	—	(12,111)
Issuance of common stock	67,162	—	—	—	67,162
Proceeds from stock option exercises	38	—	—	—	38
Cash distribution paid to equity holders	(74,441)	—	—	—	(74,441)
Contribution from Holdings	51,029	—	—	—	51,029
Distributions to equity holders	(375)	—	—	—	(375)
Cash (used in) provided by intercompany activity	(274,058)	290,820	—	(16,762)	—

Net cash provided by (used in) financing activities	24,682	290,820	—	(16,762)	298,740

Net increase in cash and cash equivalents	—	52,504	—	—	52,504
Cash and cash equivalents at beginning of the period	—	8,614	—	—	8,614

Cash and cash equivalents at end of the period	$—	61,118	$—	$—	$61,118

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$6,210	$6,948	$—	$(6,948)	$6,210
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	—	976	—	—	976
Provision for doubtful accounts	—	2,239	—	—	2,239
Deferred income tax benefit	—	(145)	—	—	(145)
Loss from discontinued operations, net of taxes	—	471	—	—	471
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	6,948	—	—	(6,948)	—
Accounts receivable	—	(2,174)	—	—	(2,174)
Other current assets	—	35	—	—	35
Accounts payable and other accrued liabilities	—	541	—	—	541
Accrued salaries and benefits	—	187	—	—	187
Other liabilities	—	(250)	—	—	(250)

Net cash provided by (used in) continuing operating activities	13,158	8,828	—	(13,896)	8,090
Net cash provided by discontinued operating activities	—	105	—	—	105

Net cash provided by (used in) operating activities	13,158	8,933	—	(13,896)	8,195
Investing activities:
Cash paid for capital expenditures	—	(1,495)	—	—	(1,495)

Net cash used in continuing investing activities	—	(1,495)	—	—	(1,495)
Net cash used in discontinued investing activities	—	(3)	—	—	(3)

Net cash used in investing activities	—	(1,498)	—	—	(1,498)
Financing activities:
Principal payments on long-term debt	(275)	—	—	—	(275)
Distributions to equity holders	(2,297)	—	—	—	(2,297)
Cash (used in) provided by intercompany activity	(10,586)	(3,310)	—	13,896	—

Net cash (used in) provided by financing activities	(13,158)	(3,310)	—	13,896	(2,572)

Net increase in cash and cash equivalents	—	4,125	—	—	4,125
Cash and cash equivalents at beginning of the period	—	4,489	—	—	4,489

Cash and cash equivalents at end of the period	$—	$8,614	$—	$—	$8,614

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ JOEY A. JACOBS
Joey A. Jacobs
Chairman of the Board and Chief Executive Officer

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS Joey A. Jacobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ BRUCE A. SHEAR Bruce A. Shear	Executive Vice Chairman, Director	February 28, 2013

/s/ MATTHEW W. CLARY Matthew W. Clary	Director	February 28, 2013

/s/ BRADLEY M. ECKMANN Bradley M. Eckmann	Director	February 28, 2013

/s/ ERIC S. GORDON Eric S. Gordon	Director	February 28, 2013

/s/ CHRISTOPHER J. GRABER Christopher J. Graber	Director	February 28, 2013

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 28, 2013

/s/ MATTHEW A. LONDON Matthew A. London	Director	February 28, 2013

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 28, 2013

/s/ DAVID O. NEIGHBOURS David O. Neighbours	Director	February 28, 2013

/s/ WILLIAM M. PETRIE William M. Petrie	Director	February 28, 2013

/s/ REEVE B. WAUD Reeve B. Waud	Director	February 28, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc., Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) Acadia Healthcare Company, Inc. (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and Acadia Healthcare Company, Inc. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and Acadia Healthcare Company, Inc. (g)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (h)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (h)

4.1	Indenture, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and U.S. Bank National Association, as Trustee. (h)

4.2	Form of 12.875% Senior Note due 2018. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Registrant, the Guarantors named therein and Jefferies & Company, Inc. (h)

4.4	Stockholders Agreement, dated as of November 1, 2011, by and among the Registrant and each of the WCP and Management Investors Named therein. (h)

4.5	Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (i)

4.6	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (j)

4.7	Amended and Restated Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (j)

4.8	Form of Subscription Agreement and Warrant. (k)

10.1	Credit Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC) (the “Credit Agreement”). (b)

10.2	First Amendment, dated July 12, 2011, to the Credit Agreement. (b)

10.3	Second Amendment, dated July 12, 2011, to the Credit Agreement. (b)

10.4	Third Amendment, dated December 15, 2011, to the Credit Agreement. (l)

10.5	Fourth Amendment, dated March 1, 2012, to the Credit Agreement. (m)

10.6	Fifth Amendment, dated June 15, 2012, to the Credit Agreement. (i)

10.7	Sixth Amendment, dated November 9, 2012, to the Credit Agreement. (n)

10.8	Security and Pledge Agreement, dated April 1, 2011, by and between Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (b)

10.9	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto. (g)

†10.10	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Joey A. Jacobs. (b)

†10.11	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Jack E. Polson. (b).

†10.12	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Brent Turner. (b)

†10.13	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Christopher L. Howard. (b)

†10.14	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Ronald M. Fincher. (b)

†10.15	Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III. (b)

†10.16	Amendment, dated as of April 25, 2012, to the Employment Agreement, dated as of March 29, 2011, between Acadia Management Company, Inc. and Norman K. Carter, III. (i)

†10.17	Employment Agreement, dated as of May 23, 2011, by and between Acadia Healthcare Company, Inc. and Bruce A. Shear. (b)

†10.18	Incentive Bonus Letter by and between Norman K. Carter, III and Acadia Management Company, Inc. dated January 4, 2010. (b)

†10.19	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (o)

†10.20	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (o)

†10.21	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (o)

†10.22	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (p)

†10.23	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (q)

†10.24	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (q)

†10.25	Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan. (b)

†10.26	Form of Restricted Stock Unit Agreement. (b)

†10.27	Form of Incentive Stock Option Agreement. (b)

†10.28	Form of Non-Qualified Stock Option Agreement. (b)

†10.29	Form of Restricted Stock Agreement. (b)

†10.30	Form of Stock Appreciation Rights Agreement. (b)

†10.31	Acadia Healthcare Company, Inc. 2012 Cash Bonus Plans. (r)

†10.32	Acadia Healthcare Company, Inc. 2012 Long-Term Incentive Plan. (r)

†10.33	Nonmanagement Director Compensation Program, effective November 1, 2011. (r)

†10.34	Stock Ownership Guidelines for Nonmanagement Directors, effective March 19, 2012. (r)

†10.35	David M. Duckworth 2012 Cash Bonus Plan. (s)

†10.36	David M. Duckworth 2012 Long-Term Incentive Plan. (s)

10.37	Professional Services Agreement, dated as of April 1, 2011, between Waud Capital Partners, L.L.C. and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (b)

10.38	Engagement Agreement, dated January 7, 2011, between True Partners Consulting LLC and Acadia Healthcare Company, Inc. (b)

10.39	Termination Agreement, dated November 1, 2011, by and between Waud Capital Partners, L.L.C and Acadia Healthcare Company, Inc. (j)

10.40	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (h)

10.41	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (h)

10.42	Underwriting Agreement, dated December 6, 2012, by and among Acadia, the selling stockholders named in Schedule B thereof and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the several underwriters named therein. (t)

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).

(h)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Quarterly Report on Form 10-Q filed August 1, 2012 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(k)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(l)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 20, 2011 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Annual Report on Form 10-K filed March 13, 2012 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 4, 2012 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(p)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(q)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(r)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed March 23, 2012 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed December 7, 2012 (File No. 001-35331).