Form 10-Q
period 2013-03-31
Acadia Healthcare Company, Inc.
filed 2013-05-02
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 2, 2013, there were 50,455,786 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$99,775	$49,399
Accounts receivable, net of allowance for doubtful accounts of $10,998 and $7,484, respectively	78,780	63,870
Deferred tax assets	12,573	11,380
Other current assets	21,164	16,332

Total current assets	212,292	140,981
Property and equipment, net	268,531	236,942
Goodwill	565,586	557,402
Intangible assets, net	16,247	15,988
Other assets	22,521	32,100

Total assets	$1,085,177	$983,413

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$9,555	$7,680
Accounts payable	20,116	19,081
Accrued salaries and benefits	23,647	28,749
Other accrued liabilities	17,452	16,341

Total current liabilities	70,770	71,851
Long-term debt	560,098	465,638
Deferred tax liabilities – noncurrent	3,822	998
Other liabilities	13,628	12,376

Total liabilities	648,318	550,863
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 49,964,426 and 49,887,300 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	500	499
Additional paid-in capital	456,798	456,228
Accumulated deficit	(20,439)	(24,177)

Total equity	436,859	432,550

Total liabilities and equity	$1,085,177	$983,413

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)

Revenue before provision for doubtful accounts	$165,705	$91,268
Provision for doubtful accounts	(4,492)	(1,705)

Revenue	161,213	89,563

Salaries, wages and benefits (including equity-based compensation expense of $601 and $578, respectively)	94,351	55,143
Professional fees	9,014	4,173
Supplies	8,598	4,445
Rents and leases	2,327	2,242
Other operating expenses	16,983	8,981
Depreciation and amortization	3,622	1,610
Interest expense, net	8,762	7,282
Debt extinguishment costs	9,350	—
Transaction-related expenses	1,474	695

Total expenses	154,481	84,571

Income from continuing operations before income taxes	6,732	4,992
Provision for income taxes	2,678	1,665

Income from continuing operations	4,054	3,327
(Loss) income from discontinued operations, net of income taxes	(316)	352

Net income	$3,738	$3,679

Basic earnings per share:
Income from continuing operations	$0.08	$0.10
(Loss) income from discontinued operations	(0.01)	0.01

Net income	$0.07	$0.11

Diluted earnings per share:
Income from continuing operations	$0.08	$0.10
(Loss) income from discontinued operations	(0.01)	0.01

Net income	$0.07	$0.11

Weighted-average shares outstanding:
Basic	49,911	32,120
Diluted	50,250	32,333

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities:
Net income	$3,738	$3,679
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	3,622	1,610
Amortization of debt issuance costs	540	587
Equity-based compensation expense	601	578
Deferred income tax expense	2,455	1,546
Loss (income) from discontinued operations, net of taxes	316	(352)
Debt extinguishment costs	9,350	—
Other	15	19
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,522)	(4,686)
Other current assets	(1,072)	(714)
Other assets	(850)	(50)
Accounts payable and other accrued liabilities	(997)	3,484
Accrued salaries and benefits	(7,491)	(1,244)
Other liabilities	(271)	960

Net cash provided by continuing operating activities	434	5,417
Net cash used in discontinued operating activities	(267)	(482)

Net cash provided by operating activities	167	4,935

Investing activities:
Cash paid for acquisitions, net of cash acquired	(22,375)	(90,400)
Cash paid for capital expenditures	(12,764)	(3,911)
Other	(133)	88

Net cash used in investing activities	(35,272)	(94,223)

Financing activities:
Borrowings on long-term debt	150,000	25,000
Net increase in revolving credit facility	—	7,000
Principal payments on long-term debt	(1,875)	(2,000)
Repayment of long-term debt	(52,500)	—
Payment of debt issuance costs	(4,153)	(1,048)
Payment of premium on note redemption	(6,759)	—
Proceeds from stock option exercises	133	58
Excess tax benefit from equity awards	635	—

Net cash provided by financing activities	85,481	29,010

Net increase (decrease) in cash and cash equivalents	50,376	(60,278)
Cash and cash equivalents at beginning of the period	49,399	61,118

Cash and cash equivalents at end of the period	$99,775	$840

Effect of acquisitions:
Assets acquired, excluding cash	$43,330	$93,131
Liabilities assumed	(9,271)	(2,731)
Prior year deposits paid for acquisitions	(11,684)	—

Cash paid for acquisitions, net of cash acquired	$22,375	$90,400

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At March 31, 2013, the Company operated 44 behavioral healthcare facilities with approximately 3,500 licensed beds in 21 states.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 260, “Earnings Per Share,” based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$4,054	$3,327
(Loss) income from discontinued operations	(316)	352

Net income	$3,738	$3,679

Denominator:
Weighted average shares outstanding for basic earnings per share	49,911	32,120
Effects of dilutive instruments	339	213

Shares used in computing diluted earnings per common share	50,250	32,333

Basic earnings per share:
Income from continuing operations	$0.08	$0.10
(Loss) income from discontinued operations	(0.01)	0.01

Net income	$0.07	$0.11

Diluted earnings per share:
Income from continuing operations	$0.08	$0.10
(Loss) income from discontinued operations	(0.01)	0.01

Net income	$0.07	$0.11

Approximately 0.6 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock option award agreements were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

Delta Medical Center

On January 31, 2013, the Company completed its acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center (“Delta”), a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.1 million.

Greenleaf Center

On January 1, 2013, the Company completed its acquisition of the assets of Greenleaf Center (“Greenleaf”), an inpatient psychiatric facility with 50 licensed beds located in Valdosta, Georgia, for cash consideration of $6.3 million.

2012 Acquisitions

On December 31, 2012, the Company completed the acquisition of Behavioral Centers of America, LLC (“BCA”) and AmiCare Behavioral Centers, LLC (“AmiCare”). On November 11, 2012, the Company purchased 100% of the membership interests of The Pavilion at HealthPark, LLC (“Park Royal”). On August 31, 2012, the Company completed the acquisition of the assets of Timberline Knolls, LLC (“Timberline Knolls”). On March 1, 2012, the Company completed its acquisition of three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC.

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2013 and 2012 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge. Specifically, the Company is further assessing the valuation of certain intangible assets, certain tax matters as well as certain receivables and assumed liabilities of Delta, Greenleaf, BCA, AmiCare, Park Royal and Timberline Knolls. Management expects the Company to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired and liabilities assumed during the three months ended March 31, 2013 were as follows (in thousands):

Cash	$675
Accounts receivable	5,788
Prepaid expenses and other current assets	2,744
Property and equipment	25,581
Goodwill	8,838
Intangible assets	356
Other assets	23

Total assets acquired	44,005
Accounts payable	5,795
Accrued salaries and benefits	1,830
Other accrued expenses	696
Other liabilities	950

Total liabilities assumed	9,271

Net assets acquired	$34,734

The following table presents the preliminary fair values of assets acquired and liabilities assumed during 2012, at the corresponding acquisition dates (except that information for the Haven Facilities reflects final fair values) (in thousands):

	BCA	AmiCare	Park Royal	Timberline Knolls	Haven Facilities	Total
Cash	$5	$1,596	$42	$—	$5	$1,648
Accounts receivable	6,987	3,684	1,450	2,845	4,138	19,104
Prepaid expenses and other current assets	958	1,735	1,258	168	683	4,802
Property and equipment	23,561	23,150	18,291	590	12,723	78,315
Goodwill	116,729	86,163	19,320	72,125	74,555	368,892
Intangible assets	1,161	1,267	1,035	3,317	1,200	7,980
Other assets	237	—	3,141	—	—	3,378

Total assets acquired	149,638	117,595	44,537	79,045	93,304	484,119
Accounts payable	3,516	504	695	1,970	1,183	7,868
Accrued salaries and benefits	2,207	2,508	443	653	1,523	7,334
Other accrued expenses	688	525	1,079	869	127	3,288
Debt	—	—	25,600	—	—	25,600
Other liabilities	275	1,495	—	—	—	1,770

Total liabilities assumed	6,686	5,032	27,817	3,492	2,833	45,860

Net assets acquired	$142,952	$112,563	$16,720	$75,553	$90,471	$438,259

Other

The qualitative factors comprising the goodwill acquired in the Delta, Greenleaf, BCA, AmiCare, Park Royal, Timberline Knolls and the Haven Facilities acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses were comprised of the following costs for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Legal, accounting and other fees	$1,005	$689
Severance and contract termination costs	469	6

	$1,474	$695

Pro Forma Information

The condensed consolidated statements of operations for the three months ended March 31, 2013 included revenue of $67.4 million and income from continuing operations before income taxes of $6.0 million for acquisitions completed in 2013 and 2012. The condensed consolidated statements of operations for the three months ended March 31, 2012 included revenue of $3.9 million and income from continuing operations before income taxes of $0.7 million for acquisitions completed in 2012.

The following table provides certain pro forma financial information for the Company as if the acquisitions completed in 2013 and 2012 occurred as of January 1, 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenue	$165,106	$146,101

Income from continuing operations, before income taxes	$6,556	$9,931

4.	Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the three months ended March 31, 2013 (in thousands):

Balance at January 1, 2013	$557,402
Increase from 2013 acquisitions	8,838
Other	(654)

Balance at March 31, 2013	$565,586

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Intangible assets subject to amortization:
Trademarks	$85	$85	$(85)	$(85)
Contract intangible assets	2,100	2,100	(595)	(490)
Non-compete agreements	1,247	1,247	(782)	(684)

	3,432	3,432	(1,462)	(1,259)
Intangible assets not subject to amortization:
Licenses and accreditations	7,225	6,969	—	—
Trade names	3,000	3,000	—	—
Certificates of need	4,052	3,846	—	—

	14,277	13,815	—	—

Total	$17,709	$17,247	$(1,462)	$(1,259)

In connection with the Delta acquisition, the Company acquired intangible assets with a fair value of $0.3 million consisting of licenses and accreditations of $0.2 million and a certificate of need of $0.1 million.

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the Timberline Knolls acquisition, the Company acquired intangible assets with a fair value of $3.3 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.1 million and a trade name of $3.0 million. In connection with the Park Royal acquisition, the Company acquired intangible assets with a fair value of $1.0 million consisting of a certificate of need of $0.7 million and licenses and accreditations of $0.3 million. In connection with the AmiCare acquisition, the Company acquired intangible assets with a fair value of $1.3 million consisting of non-compete agreements of $0.3 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the BCA acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.1 million, licenses and accreditations of $1.0 million and a certificate of need of $0.1 million. The Company incurred and capitalized $0.1 million in both the three months ended March 31, 2013 and 2012 related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The Timberline Knolls and BCA non-compete agreements have a one-year term, and the Haven Facilities and AmiCare non-compete agreements have a three-year term. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.2 million for both the three months ended March 31, 2013 and 2012. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization. Estimated amortization expense for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is $0.8 million, $0.6 million, $0.5 million, $0.3 million and $0, respectively.

5.	Property and Equipment

Property and equipment consists of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land	$42,762	$39,130
Building and improvements	198,769	171,769
Equipment	23,552	19,773
Construction in progress	19,887	19,300

	284,970	249,972
Less accumulated depreciation	(16,439)	(13,030)

Property and equipment, net	$268,531	$236,942

6.	Discontinued Operations

GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida. The results of operations of this facility have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenue	$—	$1,775

(Loss) income from discontinued operations, net of income taxes	$(316)	$352

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$298,125	$300,000
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018	96,083	147,757
6.125% Senior Notes due 2021	150,000	—
9.0% and 9.5% Revenue Bonds	25,445	25,561

	569,653	473,318
Less: current portion	(9,555)	(7,680)

Long-term debt	$560,098	$465,638

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

On December 31, 2012, the Company amended and restated the Senior Secured Credit Facility (“Amended and Restated Senior Credit Facility”), to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. The Company used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012. The Company did not borrow under the revolving line of credit to fund the acquisitions and, as of March 31, 2013, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for March 31, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility), for the period from December 31, 2012 through March 31, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2013, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.45%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through March 31, 2013.

On March 11, 2013, the Company entered into a Consent and First Amendment (the “First Amendment”) to the Amended and Restated Senior Credit Facility. The First Amendment modified the definition of Consolidated EBITDA to permit the add-back for financial covenant purposes of certain fees and expenses related to the redemption of the Company’s 12.875% Senior Notes. In addition, the First Amendment amended the definitions of Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio to permit the Company to test indebtedness on a basis net of cash or cash equivalents on hand for financial covenant purposes.

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of March 31, 2013, the Company was in compliance with such covenants.

12.875% Senior Notes due 2018

On November 1, 2011, the Company issued $150.0 million of 12.875% Senior Notes due 2018 (the “12.875% Senior Notes”) at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. The Company pays interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year.

The indenture governing the 12.875% Senior Notes contains covenants that, among other things, limit the Company’s ability to: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) pay dividends on the Company’s equity interests or redeem, repurchase or retire the Company’s equity interests or subordinated debt; (iii) transfer or sell assets; (iv) make certain investments; (v) incur certain liens; (vi) restrict the Company’s subsidiaries’ ability to pay dividends or make other payments to the Company; (vii) engage in certain transactions with the Company’s affiliates; and (viii) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets.

The 12.875% Senior Notes issued by the Company are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal), all of which are wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 12.875% Senior Notes, has no independent assets or operations.

On March 12, 2013, the Company redeemed $52.5 million of the 12.875% Senior Notes using a portion of the net proceeds of its December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, which was recorded in debt extinguishment costs in the condensed consolidated statements of operations.

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013.

The indenture governing the 6.125% Senior Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The 6.125% Senior Notes issued by the Company are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal), all of which are wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 6.125% Senior Notes, has no independent assets or operations.

The Company may redeem the 6.125% Senior Notes at its option, in whole or part, at any time prior to March 15, 2016, at a price equal to 100% of the principal amount of the 6.125% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the 6.125% Senior Notes, in whole or in part, on or after March 15, 2016, at the redemption prices set forth in the indenture governing the 6.125% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2016, the Company may elect to redeem up to 35% of the aggregate principal amount of the 6.125% Senior Notes at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2013 and December 31, 2012, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund balance. The bond premium amount of $2.6 million has been amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

Equity Offerings

On December 12, 2012, the Company completed the offering of 7,000,000 shares of common stock and on December 24, 2012, the Company completed the offering of 1,050,000 shares of common stock pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $7.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. The Company used the net proceeds partially to fund the acquisitions of AmiCare and BCA on December 31, 2012 and to redeem $52.5 million of the Company’s 12.875% Senior Notes.

On May 21, 2012, the Company completed the offering of 9,487,500 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $7.4 million and additional offering-related expenses of $0.7 million, were $139.0 million. The Company used the net offering proceeds to fund the acquisition of Timberline Knolls and acquisitions of certain facilities previously leased.

9.	Equity-Based Compensation

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. 2011 Incentive Compensation Plan (the “Equity Incentive Plan”). As of March 31, 2013, a maximum of 2,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company granted options to purchase 356,400 shares of Company common stock, 205,300 shares of restricted stock and 50,000 restricted stock units to employees and non-employee directors during the three months ended March 31, 2013. The Company granted options to purchase 331,535 shares of Company common stock, 198,424 shares of restricted stock and 68,628 restricted stock units to employees and non-employee directors during the three months ended March 31, 2012. The Company recognized $0.6 million in equity-based compensation expense for both the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $15.5 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.75 years. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $0.4 million. As of March 31, 2013, there were 12,750 warrants outstanding and exercisable with a weighted average exercise price of $14.00. The weighted average grant date fair value of unvested restricted stock awards as of March 31, 2013 was $21.48. The Company recognized a deferred income tax benefit of $0.6 million for the three months ended March 31, 2013 related to the equity-based compensation expense, and the actual tax benefit realized from stock options exercised during the three months ended March 31, 2013 was $0.2 million. No tax benefits were recognized or realized during the three months ended March 31, 2012.

Stock option activity during 2012 and 2013 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	346,821	$7.74	4.50	$947
Options granted	429,498	16.36	9.22	2,960
Options exercised	(124,194)	8.01	N/A	N/A
Options cancelled	(97,028)	14.70	N/A	N/A

Options outstanding at December 31, 2012	555,097	13.13	7.53	5,632

Options exercisable at December 31, 2012	164,062	$6.63	3.59	$2,707

Options outstanding at December 31, 2012	555,097	13.13	7.53	5,632

Options granted	356,400	29.22	9.99	61
Options exercised	(21,375)	7.95	N/A	348
Options cancelled	(6,750)	15.60	N/A	N/A

Options outstanding at March 31, 2013	883,372	19.74	8.57	8,528

Options exercisable at March 31, 2013	204,821	$11.90	5.36	$4,065

Restricted stock activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2012	138,321	$9.40
Granted	318,170	13.04
Cancelled	(42,107)	14.25
Vested	(96,321)	9.40

Unvested at December 31, 2012	318,063	$15.73
Granted	205,300	29.09
Cancelled	(6,000)	16.17
Vested	(40,385)	15.73

Unvested at March 31, 2013	476,978	$21.48

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2013 and year ended December 31, 2012:

	March 31, 2013	December 31, 2012

Weighted average grant-date fair value of options	$8.51	$6.93
Risk-free interest rate	1.1%	1.2%
Expected volatility	41%	42%
Expected life (in years)	5.9	6.3

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

The provision for income taxes for continuing operations for the three months ended March 31, 2013 and 2012 reflects effective tax rates of 39.8% and 33.4%, respectively. The increase in rate in 2013 was primarily attributable to a change in the federal statutory rate recorded during 2012 as well as changes in state tax rates associated with the Company’s expansions and acquisitions.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Amended and Restated Senior Credit Facility	$298,125	$300,000	$298,125	$300,000

12.875% Senior Notes due 2018	$96,083	$147,757	$119,438	$181,500

6.125% Senior Notes due 2021	$150,000	$—	$154,875	$—

9.0% and 9.5% Revenue Bonds	$25,445	$25,561	$25,445	$25,561

Contingent consideration liability	$6,120	$6,120	$6,120	$6,120

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liability at March 31, 2013 was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the three months ended March 31, 2013, there were no changes to the assumptions used to value the contingent consideration liability.

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

13.	Subsequent Events

On May 1, 2013, the Company completed the purchase of the stock of Ten Broeck Tampa, Inc. (“TBT”) and Capestrano Investment Company, Inc. (“CIC”) for $91.8 million in cash plus construction costs for a facility under construction in Tampa, Florida. CIC, and its subsidiaries, own and operate Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds. TBT is developing a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which is scheduled to open in the third quarter of 2013.

14.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidating financial information for the Company and its subsidiaries as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the non-guarantor subsidiary and eliminations. All of the subsidiary guarantees are full and unconditional and joint and several.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$99,775	$—	$—	$99,775
Accounts receivable, net	—	76,119	2,661	—	78,780
Deferred tax assets	—	12,495	78	—	12,573
Other current assets	—	20,982	182	—	21,164

Total current assets	—	209,371	2,921	—	212,292
Property and equipment, net	—	250,489	18,042	—	268,531
Goodwill	—	546,266	19,320	—	565,586
Intangible assets, net	—	15,212	1,035	—	16,247
Investment in subsidiaries	970,606	—	—	(970,606)	—
Other assets	15,294	4,906	2,321	—	22,521

Total assets	$985,900	$1,026,244	$43,639	$(970,606)	$1,085,177

Current liabilities:
Current portion of long-term debt	$9,375	$—	$180	$—	$9,555
Accounts payable	—	19,411	705	—	20,116
Accrued salaries and benefits	—	23,190	457	—	23,647
Other accrued liabilities	6,529	10,116	807	—	17,452

Total current liabilities	15,904	52,717	2,149	—	70,770
Long-term debt	534,833	—	25,265	—	560,098
Deferred tax liabilities – noncurrent	(1,696)	7,128	(1,610)	—	3,822
Other liabilities	—	13,628	—	—	13,628

Total liabilities	549,041	73,473	25,804	—	648,318

Total equity	436,859	952,771	17,835	(970,606)	436,859

Total liabilities and equity	$985,900	$1,026,244	$43,639	$(970,606)	$1,085,177

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$49,307	$92	$—	$49,399
Accounts receivable, net	—	61,359	2,511	—	63,870
Deferred tax assets	—	11,323	57	—	11,380
Other current assets	—	16,074	258	—	16,332

Total current assets	—	138,063	2,918	—	140,981
Property and equipment, net	—	218,716	18,226	—	236,942
Goodwill	—	537,296	20,106	—	557,402
Intangible assets, net	—	14,953	1,035	—	15,988
Investment in subsidiaries	868,165	—	—	(868,165)	—
Other assets	13,562	16,217	2,321	—	32,100

Total assets	$881,727	$925,245	$44,606	$(868,165)	$983,413

Current liabilities:
Current portion of long-term debt	$7,500	$—	$180	$—	$7,680
Accounts payable	—	18,048	1,033	—	19,081
Accrued salaries and benefits	—	28,285	464	—	28,749
Other accrued liabilities	3,259	12,853	229	—	16,341

Total current liabilities	10,759	59,186	1,906		71,851
Long-term debt	440,257	—	25,381	—	465,638
Deferred tax liabilities – noncurrent	(1,839)	3,793	(956)	—	998
Other liabilities	—	12,376	—	—	12,376

Total liabilities	449,177	75,355	26,331	—	550,863

Total equity	432,550	849,890	18,275	(868,165)	432,550

Total liabilities and equity	$881,727	$925,245	$44,606	$(868,165)	$983,413

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts

Revenue before provision for doubtful accounts	$—	$162,006	$3,699	$—	$165,705
Provision for doubtful accounts	—	(4,350)	(142)	—	(4,492)

Revenue	—	157,656	3,557	—	161,213
Salaries, wages and benefits	601	91,984	1,766	—	94,351
Professional fees	—	8,707	307	—	9,014
Supplies	—	8,409	189	—	8,598
Rents and leases	—	2,271	56	—	2,327
Other operating expenses	—	15,877	1,106	—	16,983
Depreciation and amortization	—	3,426	196	—	3,622
Interest expense, net	8,340	—	422	—	8,762
Debt extinguishment costs	9,350	—	—	—	9,350
Transaction-related expenses	—	1,474	—	—	1,474

Total expenses	18,291	132,148	4,042	—	154,481
(Loss) income from continuing operations before income taxes	(18,291)	25,508	(485)	—	6,732
Equity in earnings of subsidiaries	14,753	—	—	(14,753)	—
(Benefit from) provision for income taxes	(7,276)	10,147	(193)	—	2,678

Income (loss) from continuing operations	3,738	15,361	(292)	(14,753)	4,054
Loss from discontinued operations, net of income taxes	—	(316)	—	—	(316)

Net income (loss)	$3,738	$15,045	$(292)	$(14,753)	$3,738

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts

Revenue before provision for doubtful accounts	$—	$91,268	$—	$—	$91,268
Provision for doubtful accounts	—	(1,705)	—	—	(1,705)

Revenue	—	89,563	—	—	89,563
Salaries, wages and benefits	578	54,565	—	—	55,143
Professional fees	—	4,173	—	—	4,173
Supplies	—	4,445	—	—	4,445
Rents and leases	—	2,242	—	—	2,242
Other operating expenses	—	8,981	—	—	8,981
Depreciation and amortization	—	1,610	—	—	1,610
Interest expense, net	7,282	—	—	—	7,282
Transaction-related expenses	—	695	—	—	695

Total expenses	7,860	76,711	—	—	84,571
(Loss) income from continuing operations before income taxes	(7,860)	12,852	—	—	4,992
Equity in earnings of subsidiaries	8,918	—	—	(8,918)	—
(Benefit from) provision for income taxes	(2,621)	4,286	—	—	1,665

Income (loss) from continuing operations	3,679	8,566	—	(8,918)	3,327
Income from discontinued operations, net of income taxes	—	352	—	—	352

Net income (loss)	$3,679	$8,918	$—	$(8,918)	$3,679

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts

Operating activities:
Net income (loss)	$3,738	$15,045	$(292)	$(14,753)	$3,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	3,426	196	—	3,622
Amortization of debt issuance costs	540	—	—	—	540
Equity-based compensation expense	601	—	—	—	601
Deferred income tax expense	143	2,201	111	—	2,455
Loss from discontinued operations, net of taxes	—	316	—	—	316
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	15	—	—	15
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	14,753	—	—	(14,753)	—
Accounts receivable	—	(9,373)	(149)	—	(9,522)
Other current assets	—	(1,148)	76	—	(1,072)
Other assets	—	(850)	—	—	(850)
Accounts payable and other accrued liabilities	—	(1,248)	251	—	(997)
Accrued salaries and benefits	—	(7,483)	(8)	—	(7,491)
Other liabilities	—	(271)	—	—	(271)

Net cash provided by (used in) continuing operating activities	29,125	630	185	(29,506)	434
Net cash used in discontinued operating activities	—	(267)	—	—	(267)

Net cash provided by (used in) operating activities	29,125	363	185	(29,506)	167
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(22,375)	—	—	(22,375)
Cash paid for capital expenditures	—	(12,776)	12	—	(12,764)
Other	—	(133)	—	—	(133)

Net cash (used in) provided by investing activities	—	(35,284)	12	—	(35,272)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(1,875)	—	—	—	(1,875)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,153)	—	—	—	(4,153)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Proceeds from stock option exercises	133	—	—	—	133
Excess tax benefit from equity awards	635	—	—	—	635
Cash (used in) provided by intercompany activity	(114,606)	85,389	(289)	29,506	—

Net cash (used in) provided by financing activities	(29,125)	85,389	(289)	29,506	85,481

Net increase (decrease) in cash and cash equivalents	—	50,468	(92)	—	50,376
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$99,775	$—	$—	$99,775

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts

Operating activities:
Net income (loss)	$3,679	$8,918	$—	$(8,918)	$3,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	1,610	—	—	1,610
Amortization of debt issuance costs	587	—	—	—	587
Equity-based compensation expense	578	—	—	—	578
Deferred income tax expense	(130)	1,676	—	—	1,546
Loss from discontinued operations, net of taxes	—	(352)	—	—	(352)
Other	—	19	—	—	19
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	8,918	—	—	(8,918)	—
Accounts receivable	—	(4,686)	—	—	(4,686)
Other current assets	—	(714)	—	—	(714)
Other assets	—	(50)	—	—	(50)
Accounts payable and other accrued liabilities	—	3,484	—	—	3,484
Accrued salaries and benefits	—	(1,244)	—	—	(1,244)
Other liabilities	—	960	—	—	960

Net cash provided by (used in) continuing operating activities	13,632	9,621	—	(17,836)	5,417
Net cash used in discontinued operating activities	—	(482)	—	—	(482)

Net cash provided by (used in) operating activities	13,632	9,139	—	(17,836)	4,935
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(90,400)	—	—	(90,400)
Cash paid for capital expenditures	—	(3,911)	—	—	(3,911)
Other	—	88	—	—	88

Net cash used in investing activities	—	(94,223)	—	—	(94,223)
Financing activities:
Borrowings on long-term debt	25,000	—	—	—	25,000
Net increase in revolving credit facility	7,000	—	—	—	7,000
Principal payments on long-term debt	(2,000)	—	—	—	(2,000)
Payment of debt issuance costs	(1,048)	—	—	—	(1,048)
Proceeds from stock option exercises	58	—	—	—	58
Cash (used in) provided by intercompany activity	(42,642)	24,806	—	17,836	—

Net cash provided by financing activities	(13,632)	24,806	—	17,836	29,010

Net decrease in cash and cash equivalents	—	(60,278)	—	—	(60,278)
Cash and cash equivalents at beginning of the period	—	61,118	—	—	61,118

Cash and cash equivalents at end of the period	$—	$840	$—	$—	$840

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	negative media coverage relating to patient incidents, which could adversely affect the price of our common stock and result in incremental regulatory burdens and governmental investigations;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations;

•	our significant indebtedness, our ability to meet our debt obligations, and ability to incur substantially more debt;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of recent healthcare reform;

•	the impact of our highly competitive industry on patient volumes;

•	the impact of the trend by insurance companies and managed care organizations entering into sole source contracts;

•	the impact of recruitment and retention of quality psychiatrists and other physicians on our performance;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and our local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risk;

•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of these acquisitions;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of HIPAA, breach of privacy or other negative impact;

•	the impact of legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our common stock;

•	the cessation of our status as a “controlled company”;

•	the impact of our sponsor’s rights over certain company matters;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2013, we operated 44 behavioral healthcare facilities with over 3,500 licensed beds in 21 states. During the three months ended March 31, 2013, we acquired two facilities with an aggregate of 293 licensed beds and added 65 beds to our existing facilities. We expect to add approximately 300 total beds during 2013 (exclusive of acquisitions).

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. Management believes that the Company’s recent acquisitions position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Acquisitions

On May 1, 2013, we completed the purchase of the stock of TBT and CIC for $91.8 million in cash plus construction costs for a facility under construction in Tampa, Florida. CIC, and its subsidiaries, own and operate Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds. TBT is developing a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which is scheduled to open in the third quarter of 2013.

On January 31, 2013, we completed the acquisition of Delta, a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.1 million.

On January 1, 2013, we completed the acquisition of the assets of Greenleaf, an inpatient psychiatric facility with 50 licensed beds located in Valdosta, Georgia, for cash consideration of $6.3 million.

On December 31, 2012, we completed the acquisition of BCA and AmiCare. On November 11, 2012, we purchased 100% of the membership interests of Park Royal. On August 31, 2012, we completed the acquisition of the assets of Timberline Knolls. On March 1, 2012, we completed the acquisition of the Haven Facilities.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers, including managed care plans; (iii) the federal government under the Medicare program administered by the Center for Medicare and Medicaid Services; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Self-Pay	$4,381	2.7%	$1,383	1.5%
Commercial	39,640	23.9%	19,286	21.1%
Medicare	34,011	20.5%	8,530	9.4%
Medicaid	84,177	50.8%	59,227	64.9%
Other	3,496	2.1%	2,842	3.1%

Revenue before provision for doubtful accounts	165,705	100.0%	91,268	100.0%
Provision for doubtful accounts	(4,492)		(1,705)

Revenue	$161,213		$89,563

The following tables present a summary of our aging of accounts receivable as of March 31, 2013 and December 31, 2012:

March 31, 2013

	Current	30-90 Days	90-150 Days	>150 Days	Total

Self-Pay	1.3%	2.7%	1.4%	3.3%	8.7%
Commercial	15.9%	7.1%	1.9%	2.7%	27.6%
Medicare	16.8%	3.6%	0.6%	0.8%	21.8%
Medicaid	27.3%	7.3%	2.0%	5.3%	41.9%

Total	61.3%	20.7%	5.9%	12.1%	100.0%

December 31, 2012

	Current	30-90 Days	90-150 Days	>150 Days	Total

Self-Pay	1.3%	2.2%	2.2%	3.5%	9.2%
Commercial	16.2%	6.5%	2.4%	3.1%	28.2%
Medicare	14.4%	2.0%	0.6%	0.9%	17.9%
Medicaid	26.6%	10.2%	3.8%	4.1%	44.7%

Total	58.5%	20.9%	9.0%	11.6%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$165,705		$91,268
Provision for doubtful accounts	(4,492)		(1,705)

Revenue	161,213	100.0%	89,563	100.0%

Salaries, wages and benefits	94,351	58.5%	55,143	61.6%
Professional fees	9,014	5.6%	4,173	4.6%
Supplies	8,598	5.3%	4,445	5.0%
Rents and leases	2,327	1.5%	2,242	2.5%
Other operating expenses	16,983	10.5%	8,981	10.0%
Depreciation and amortization	3,622	2.3%	1,610	1.8%
Interest expense	8,762	5.4%	7,282	8.1%
Debt extinguishment costs	9,350	5.8%	—	—%
Transaction-related expenses	1,474	0.9%	695	0.8%

Total expenses	154,481	95.8%	84,571	94.4%

Income from continuing operations before income taxes	6,732	4.2%	4,992	5.6%
Provision for income taxes	2,678	1.7%	1,665	1.9%

Income from continuing operations	$4,054	2.5%	$3,327	3.7%

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $74.4 million, or 81.6%, to $165.7 million for the three months ended March 31, 2013 from $91.3 million for the three months ended March 31, 2012. The increase related primarily to the revenue generated during the three months ended March 31, 2013 from the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012, Park Royal acquired on November 11, 2012, BCA and AmiCare acquired on December 31, 2012, Greenleaf acquired on January 1, 2013 and Delta acquired on January 31, 2013 (collectively the “2012 and First Quarter 2013 Acquisitions”), which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts increased by $8.5 million, or 9.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, resulting from same-facility growth in patient days of 8.8%.

Provision for doubtful accounts. The provision for doubtful accounts was $4.5 million for the three months ended March 31, 2013, or 2.7% of revenue before provision for doubtful accounts, compared to $1.7 million for the three months ended March 31, 2012, or 1.9% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $2.3 million for the three months ended March 31, 2013, or 2.3% of revenue before provision for doubtful accounts, compared to $1.7 million for the three months ended March 31, 2012, or 1.9% of revenue before provision for doubtful accounts. The increase related primarily to the changes in our payor mix and the provision for doubtful accounts recorded during the three months ended March 31, 2013 from the 2012 and First Quarter 2013 Acquisitions, which were not included in our results for periods prior to the acquisitions.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $94.4 million for the three months ended March 31, 2013 compared to $55.1 million for the three months ended March 31, 2013, an increase of $39.2 million. SWB expense included $0.6 million of equity-based compensation expense for both the three months ended March 31, 2013 and 2012. Excluding equity-based compensation expense, SWB expense was $93.8 million, or 58.2% of revenue, for the three months ended March 31, 2013, compared to $54.6 million, or 60.9% of revenue, for the three months ended March 31, 2013. The $39.2 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the 2012 and First Quarter 2013 Acquisitions. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of lower SWB expense incurred by the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012 and BCA acquired on December 31, 2012. Same-facility SWB expense was $54.3 million for the three months ended March 31, 2013, or 55.7% of revenue, compared to $51.7 million for the three months ended March 31, 2012, or 57.8% of revenue.

Professional fees. Professional fees were $9.0 million for the three months ended March 31, 2013, or 5.6% of revenue, compared to $4.2 million for the three months ended March 31, 2012, or 4.6% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to higher professional fees incurred by the facilities acquired in our 2012 and First Quarter 2013 Acquisitions, which had higher professional fees as a percentage of revenue than our existing facilities. Same-facility professional fees were $3.5 million for the three months ended March 31, 2013, or 3.6% of revenue, compared to $3.3 million, for the three months ended March 31, 2012, or 3.7% of revenue.

Supplies. Supplies expense was $8.6 million for the three months ended March 31, 2013, or 5.3% of revenue, compared to $4.4 million for the three months ended March 31, 2012, or 5.0% of revenue. The $4.2 million increase in supplies expense was primarily attributable to the 2012 and First Quarter 2013 Acquisitions. Same-facility supplies expense was $4.7 million for the three months ended March 31, 2013, or 4.8% of revenue, compared to $4.4 million for the three months ended March 31, 2012, or 4.9% of revenue.

Rents and leases. Rents and leases were $2.3 million for the three months ended March 31, 2013, or 1.5% of revenue, compared to $2.2 million for the three months ended March 31, 2012, or 2.5% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the purchase of six facilities that we previously leased during 2012. Same-facility rents and leases were $1.4 million for the three months ended March 31, 2013, or 1.5% of revenue, compared to $2.1 million for the three months ended March 31, 2012, or 2.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $17.0 million for the three months ended March 31, 2013, or 10.5% of revenue, compared to $9.0 million for the three months ended March 31, 2012, or 10.0% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2012 and First Quarter 2013 Acquisitions, which had higher other operating expenses as a percentage of revenue than our existing facilities. Same-facility other operating expenses were $9.3 million for the three months ended March 31, 2013, or 9.5% of revenue, compared to $9.0 million for the three months ended March 31, 2012, or 10.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $3.6 million for the three months ended March 31, 2013, or 2.3% of revenue, compared to $1.6 million for the three months ended March 31, 2012, or 1.8% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with real estate purchases of $53.2 million during 2012 and the 2012 and First Quarter 2013 Acquisitions.

Interest expense. Interest expense was $8.8 million for the three months ended March 31, 2013 compared to $7.3 million for the three months ended March 31, 2012. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility.

Debt extinguishment costs. Debt extinguishment costs for the three months ended March 31, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $1.5 million for the three months ended March 31, 2013 compared to $0.7 million for the three months ended March 31, 2012. Transaction-related expenses represent costs incurred in the respective periods primarily related to the 2012 and First Quarter 2013 Acquisitions as summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
Legal, accounting and other fees	$1,005	$689
Severance and contract termination costs	469	6

	$1,474	$695

Provision for income taxes. For the three months ended March 31, 2013, income tax expense from continuing operations was $2.7 million, reflecting an effective tax rate of 39.8%, compared to $1.7 million, reflecting an effective tax rate of 33.4%, for the same period of 2012. The increase in rate was primarily attributable to a change in the federal statutory rate recorded during 2012 as well as a change in state tax rates associated with our expansions and acquisitions.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2013 was $0.4 million compared to $5.4 million for the three months ended March 31, 2012. The decrease in cash provided by continuing operating activities was primarily attributable to increases in accounts receivable and bonus payouts, along with $2.5 million of interest payments that were accelerated as a result of the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013. The increase in accounts receivable for the three months ended March 31, 2013 was attributable to our revenue growth, the effect of billing transition for certain acquired facilities and the timing of payments for certain services in our Mississippi and Arkansas markets. Days sales outstanding as of March 31, 2013 was 44 compared to 39 as of December 31, 2012. As of March 31, 2013 and December 31, 2012, we had working capital of $141.5 million and $69.1 million, respectively, which included remaining unused cash proceeds from the financing transactions completed in December 2012 and March 2013.

Cash used in investing activities for the three months ended March 31, 2013 was $35.3 million compared to $94.2 million for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2013 primarily consisted of $22.4 million of cash paid for acquisitions. Cash paid for capital expenditures for the three months ended March 31, 2013 was $12.8 million, consisting of $2.3 million of routine capital expenditures and $10.5 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.4% of revenue for the three months ended March 31, 2013. Cash used in investing activities for the three months ended March 31, 2012 consisted primarily of cash paid for acquisitions of $90.4 million and cash paid for capital expenditures of $3.9 million.

Cash provided by financing activities for the three months ended March 31, 2013 was $85.5 million compared to $29.0 million for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, excess tax benefit from equity awards of $0.6 million and proceeds from stock option exercises of $0.1 million, partially offset by repayment of long-term debt of $52.5 million, payment of premium on note redemption of $6.8 million, payment of debt issuance costs of $4.2 million and principal payments on long-term debt of $1.9 million. Cash provided by financing activities for the three months ended March 31, 2012 primarily consisted of borrowings on long-term debt of $25.0 million, an increase in borrowings under our revolving credit facility of $7.0 million, and proceeds from stock option exercises of $0.1 million, partially offset by principal payments on long-term debt of $2.0 million and payment of debt issuance costs of $1.0 million.

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

On December 31, 2012, the Company amended and restated the Senior Secured Credit Facility to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. The Company used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012. The Company did not borrow under the revolving line of credit to fund the acquisitions and, as of March 31, 2013, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for March 31, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility), for the period from December 31, 2012 through March 31, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2013, borrowings under the Senior Secured Credit

Facility bore interest at a rate of 3.45%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through March 31, 2013.

On March 11, 2013, the Company entered into a Consent and First Amendment to the Amended and Restated Senior Credit Facility. The First Amendment modified the definition of Consolidated EBITDA to permit the add-back for financial covenant purposes of certain fees and expenses related to the redemption of the Company’s 12.875% Senior Notes. In addition, the First Amendment amended the definitions of Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio to permit the Company to test indebtedness on a basis net of cash or cash equivalents on hand for financial covenant purposes.

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

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants. A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 10.0% of total revenues of the Company and its subsidiaries); (xv) prepayment or redemption of certain senior unsecured debt; and (xvi) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2013;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio

March 31, 2013	5.25:1.0
June 30, 2013	5.25:1.0
September 30, 2013	5.25:1.0
December 31, 2013	5.00:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio

September 30, 2014	4.75:1.0
December 31, 2014	4.50:1.0
March 31, 2015	4.50:1.0
June 30, 2015	4.50:1.0
September 30, 2015	4.50:1.0
December 31, 2015 and each fiscal quarter ending thereafter	4.00:1.0

•	The consolidated senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio

March 31, 2013—September 30, 2013	3.50:1.0
December 31, 2013—September 30, 2014	3.25:1.0
December 31, 2014 and each fiscal quarter ending thereafter	3.00:1.0

As of March 31, 2013, the Company was in compliance with all of the above covenants.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year.

The indenture governing the 12.875% Senior Notes contains covenants that, among other things, limit our ability to: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) pay dividends on our equity interests or redeem, repurchase or retire our equity interests or subordinated debt; (iii) transfer or sell assets; (iv) make certain investments; (v) incur certain liens; (vi) restrict our subsidiaries’ ability to pay dividends or make other payments to the Company; (vii) engage in certain transactions with our affiliates; and (viii) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets.

The 12.875% Senior Notes issued by the Company are guaranteed by each of our domestic subsidiaries (other than Park Royal), all of which are wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 12.875% Senior Notes, has no independent assets or operations.

On March 12, 2013, we redeemed $52.5 million of the 12.875% Senior Notes using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, which was recorded in debt extinguishment costs in the condensed consolidated statements of operations.

6.125% Senior Notes Due 2021

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021. The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013.

The indenture governing the 6.125% Senior Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The 6.125% Senior Notes issued by the Company are guaranteed by each of our domestic subsidiaries (other than Park Royal), all of which are wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 6.125% Senior Notes, has no independent assets or operations.

We may redeem the 6.125% Senior Notes at our option, in whole or part, at any time prior to March 15, 2016, at a price equal to 100% of the principal amount of the 6.125% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 6.125% Senior Notes, in whole or in part, on or after March 15, 2016, at the redemption prices set forth in the indenture governing the 6.125% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2016, we may elect to redeem up to 35% of the aggregate principal amount of the 6.125% Senior Notes at a redemption price equal to 106.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. The bond premium amount of $2.6 million has been amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of March 31, 2012 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total

Long-term debt (a)	$32,943	$105,415	$319,372	$345,240	$802,970
Operating leases	6,290	8,648	5,885	21,527	42,350
Purchase and other obligations (b)	1,500	3,500	2,000	—	7,000

Total obligations and commitments	$40,733	$117,563	$327,257	$366,767	$852,320

(a)	Amounts include required principal payments and related interest payments. Amounts reflect an interest rate of 3.5% per annum to estimate future interest payments related to our variable-rate debt based on the rate in place as of March 31, 2013.
(b)	Amounts relate to purchase obligations, including contingent payments of up to $7.0 million related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2013 was composed of $271.6 million of fixed-rate debt and $298.1 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.6 million on an annual basis based upon our borrowing level at March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March, 31, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	11,199	28.25	—	—

Total	11,199

Item 5. Other Information.

On May 1, 2013, the Company completed the purchase of the stock of Ten Broeck Tampa, Inc. (“TBT”) and Capestrano Investment Company, Inc. (“CIC”) for $91.8 million in cash plus construction costs for a facility under construction in Tampa, Florida. The parties consummated the acquisition pursuant to a Stock Purchase Agreement, dated as of March 29, 2013, by and among Acadia Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, and First Ten Broeck Tampa, Inc., a Florida corporation, UMC Ten Broeck, Inc., a Florida corporation, Capestrano Holding 12, Inc., a Florida corporation, Donald R. Dizney and David A. Dizney. The purchase price for the acquisition was funded using cash on hand.

CIC, and its subsidiaries, own and operate Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds. TBT is developing a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which is scheduled to open in the third quarter of 2013.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC (1).

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (2).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2).

4.1	Indenture, dated March 12, 2013, by and among Acadia Healthcare Company, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (3).

4.2	Form of 6.125% Senior Note due 2021 (Included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated March 12, 2013, by and among Acadia Healthcare Company, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers (3).

10.1	Purchase Agreement, dated March 7, 2013, by and among Acadia Healthcare Company, Inc., the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein (3).

10.2	First Amendment, dated March 11, 2013, to the Amended and Restated Credit Facility, dated December 31, 2012, by and among Bank of America, N.A. (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc., the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (3).

10.3*	Acadia Healthcare Company, Inc. Deferred Compensation Plan

10.4*	Nonmanagement Director Compensation Program

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: May 2, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC (1).

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (2).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2).

4.1	Indenture, dated March 12, 2013, by and among Acadia Healthcare Company, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (3).

4.2	Form of 6.125% Senior Note due 2021 (Included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated March 12, 2013, by and among Acadia Healthcare Company, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers (3).

10.1	Purchase Agreement, dated March 7, 2013, by and among Acadia Healthcare Company, Inc., the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein (3).

10.2	First Amendment, dated March 11, 2013, to the Amended and Restated Credit Facility, dated December 31, 2012, by and among Bank of America, N.A. (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc., the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (3).

10.3*	Acadia Healthcare Company, Inc. Deferred Compensation Plan

10.4*	Nonmanagement Director Compensation Program

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.