Form 10-Q
period 2013-06-30
Acadia Healthcare Company, Inc.
filed 2013-07-31
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 31, 2013, there were 50,513,783 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$49,399
Accounts receivable, net of allowance for doubtful accounts of $11,629 and $7,484, respectively	85,872	63,870
Deferred tax assets	13,830	11,380
Other current assets	19,988	16,332

Total current assets	127,089	140,981
Property and equipment, net	312,147	236,942
Goodwill	630,749	557,402
Intangible assets, net	18,838	15,988
Other assets	25,349	32,100

Total assets	$1,114,172	$983,413

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,305	$7,680
Accounts payable	28,072	19,081
Accrued salaries and benefits	28,131	28,749
Other accrued liabilities	17,171	16,341

Total current liabilities	86,679	71,851
Long-term debt	556,276	465,638
Deferred tax liabilities – noncurrent	2,267	998
Other liabilities	18,110	12,376

Total liabilities	663,332	550,863
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 50,037,767 and 49,887,300 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	500	499
Additional paid-in capital	458,582	456,228
Accumulated deficit	(8,242)	(24,177)

Total equity	450,840	432,550

Total liabilities and equity	$1,114,172	$983,413

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$182,951	$102,752	$348,656	$194,020
Provision for doubtful accounts	(5,457)	(2,222)	(9,949)	(3,927)

Revenue	177,494	100,530	338,707	190,093
Salaries, wages and benefits (including equity-based compensation expense of $1,812, $592, $2,413 and $1,170, respectively)	100,764	58,559	195,115	113,702
Professional fees	9,324	4,658	18,338	8,831
Supplies	9,613	4,872	18,211	9,317
Rents and leases	2,394	2,227	4,721	4,469
Other operating expenses	20,096	10,407	37,079	19,388
Depreciation and amortization	4,212	1,646	7,834	3,256
Interest expense, net	9,445	7,471	18,207	14,753
Debt extinguishment costs	—	—	9,350	—
Transaction-related expenses	1,355	670	2,829	1,365

Total expenses	157,203	90,510	311,684	175,081

Income from continuing operations before income taxes	20,291	10,020	27,023	15,012
Provision for income taxes	8,020	3,919	10,698	5,584

Income from continuing operations	12,271	6,101	16,325	9,428
(Loss) income from discontinued operations, net of income taxes	(74)	(192)	(390)	160

Net income	$12,197	$5,909	$15,935	$9,588

Basic earnings per share:
Income from continuing operations	$0.24	$0.17	$0.33	$0.27
(Loss) income from discontinued operations	—	(0.01)	(0.01)	0.01

Net income	$0.24	$0.16	$0.32	$0.28

Diluted earnings per share:
Income from continuing operations	$0.24	$0.17	$0.33	$0.27
(Loss) income from discontinued operations	—	(0.01)	(0.01)	0.01

Net income	$0.24	$0.16	$0.32	$0.28

Weighted-average shares outstanding:
Basic	50,009	36,507	49,961	34,313
Diluted	50,282	36,695	50,196	34,514

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities:
Net income	$15,935	$9,588
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	7,834	3,256
Amortization of debt issuance costs	1,110	1,224
Equity-based compensation expense	2,413	1,170
Deferred income tax expense	5,392	4,854
Loss (income) from discontinued operations, net of taxes	390	(160)
Debt extinguishment costs	9,350	—
Other	14	21
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,557)	(6,692)
Other current assets	107	(2,214)
Other assets	(807)	313
Accounts payable and other accrued liabilities	1,038	(2,805)
Accrued salaries and benefits	(4,369)	327
Other liabilities	458	1,860

Net cash provided by continuing operating activities	28,308	10,742
Net cash used in discontinued operating activities	(358)	(196)

Net cash provided by operating activities	27,950	10,546
Investing activities:
Cash paid for acquisitions, net of cash acquired	(121,731)	(90,466)
Cash paid for capital expenditures	(29,709)	(7,619)
Cash paid for real estate acquisitions	(3,959)	(13,886)
Other	(554)	1,400

Net cash used in investing activities	(155,953)	(110,571)
Financing activities:
Borrowings on long-term debt	150,000	25,000
Principal payments on long-term debt	(1,875)	(4,000)
Repayment of long-term debt	(52,500)	—
Payment of debt issuance costs	(4,307)	(1,138)
Payment of premium on note redemption	(6,759)	—
Issuance of common stock	—	139,034
Proceeds from stock option exercises	233	187
Excess tax benefit from equity awards	1,211	—

Net cash provided by financing activities	86,003	159,083

Net (decrease) increase in cash and cash equivalents	(42,000)	59,058
Cash and cash equivalents at beginning of the period	49,399	61,118

Cash and cash equivalents at end of the period	$7,399	$120,176

Effect of acquisitions:
Assets acquired, excluding cash	$146,062	$93,299
Liabilities assumed	(12,647)	(2,833)
Prior year deposits paid for acquisitions	(11,684)	—

Cash paid for acquisitions, net of cash acquired	$121,731	$90,466

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At June 30, 2013, the Company operated 46 behavioral healthcare facilities with over 3,700 licensed beds in 21 states and Puerto Rico.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$12,271	$6,101	$16,325	$9,428
(Loss) income from discontinued operations	(74)	(192)	(390)	160

Net income	$12,197	$5,909	$15,935	$9,588

Denominator:
Weighted average shares outstanding for basic earnings per share	50,009	36,507	49,961	34,313
Effects of dilutive instruments	273	188	235	201

Shares used in computing diluted earnings per common share	50,282	36,695	50,196	34,514

Basic earnings per share:
Income from continuing operations	$0.24	$0.17	$0.33	$0.27
(Loss) income from discontinued operations	—	(0.01)	(0.01)	0.01

Net income	$0.24	$0.16	$0.32	$0.28

Diluted earnings per share:
Income from continuing operations	$0.24	$0.17	$0.33	$0.27
(Loss) income from discontinued operations	—	(0.01)	(0.01)	0.01

Net income	$0.24	$0.16	$0.32	$0.28

Approximately 0.4 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, because their effect would have been anti-dilutive. Approximately 0.7 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

The Refuge

On June 7, 2013, the Company signed a definitive agreement for the purchase of The Refuge, a Healing Place, an inpatient psychiatric facility near Ocala, Florida, licensed for 85 beds. The Company expects to complete the acquisition of the facility on August 1, 2013.

UMC Facilities

On May 1, 2013, the Company completed its acquisition of two facilities from United Medical Corporation (the “UMC Facilities”), including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which is scheduled to open in the fourth quarter of 2013, for cash consideration of $99.4 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2013 and 2012 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of the UMC Facilities, Delta, Greenleaf, BCA, AmiCare, Park Royal and Timberline Knolls and the valuation of real property and intangible assets of the UMC Facilities and Greenleaf. The Company expects to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired and liabilities assumed during the six months ended June 30, 2013 were as follows (in thousands):

	UMC Facilities	Other	Total
Cash	$63	$675	$738
Accounts receivable	5,965	5,788	11,753
Prepaid expenses and other current assets	836	3,067	3,903
Property and equipment	22,732	25,581	48,313
Goodwill	66,732	7,592	74,324
Intangible assets	1,505	1,406	2,911
Other assets	4,453	405	4,858

Total assets acquired	102,286	44,514	146,800
Accounts payable	1,615	5,899	7,514
Accrued salaries and benefits	590	2,198	2,788
Other accrued expenses	609	733	1,342
Other liabilities	53	950	1,003

Total liabilities assumed	2,867	9,780	12,647

Net assets acquired	$99,419	$34,734	$134,153

The following table presents the preliminary fair values of assets acquired and liabilities assumed during 2012, at the corresponding acquisition dates (except that information for the Haven Facilities reflects final fair values) (in thousands):

	BCA	AmiCare	Park Royal	Timberline Knolls	Haven Facilities	Total
Cash	$5	$1,596	$42	$—	$5	$1,648
Accounts receivable	6,980	3,684	1,450	2,845	4,138	19,097
Prepaid expenses and other current assets	1,170	1,973	1,258	126	803	5,330
Property and equipment	23,561	23,150	18,291	590	12,723	78,315
Goodwill	116,751	85,938	19,320	72,125	74,435	368,569
Intangible assets	1,161	1,267	1,035	3,317	1,200	7,980
Other assets	315	99	3,141	—	—	3,555

Total assets acquired	149,943	117,707	44,537	79,003	93,304	484,494
Accounts payable	3,612	504	695	1,928	1,183	7,922
Accrued salaries and benefits	2,207	2,508	443	653	1,523	7,334
Other accrued expenses	697	637	1,079	869	127	3,409
Debt	—	—	25,600	—	—	25,600
Other liabilities	475	1,495	—	—	—	1,970

Total liabilities assumed	6,991	5,144	27,817	3,450	2,833	46,235

Net assets acquired	$142,952	$112,563	$16,720	$75,553	$90,471	$438,259

Other

The qualitative factors comprising the goodwill acquired in the UMC Facilities, Delta, Greenleaf, BCA, AmiCare, Park Royal, Timberline Knolls and the Haven Facilities acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses were comprised of the following costs for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Legal, accounting and other fees	$798	$641	$1,803	$1,329
Severance and contract termination costs	557	29	1,026	36

	$1,355	$670	$2,829	$1,365

Pro Forma Information

The condensed consolidated statements of operations for the three and six months ended June 30, 2013 include revenue of $79.6 million and $146.9 million, respectively, and income from continuing operations before income taxes of $8.9 million and $14.9 million, respectively, related to acquisitions completed in 2013 and 2012. The condensed consolidated statements of operations for the three and six months ended June 30, 2012 include revenue of $11.0 million and $14.9 million, respectively, and income from continuing operations before income taxes of $2.0 million and $2.7 million, respectively, related to acquisitions completed in 2012.

The following table provides certain pro forma financial information for the Company as if the acquisitions completed in 2013 and 2012 occurred as of January 1, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$179,558	$159,027	$350,859	$311,322

Income from continuing operations, before income taxes	$20,848	$17,879	$28,614	$29,225

4.	Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the six months ended June 30, 2013 (in thousands):

Balance at January 1, 2013	$557,402
Increase from 2013 acquisitions	74,324
Other	(977)

Balance at June 30, 2013	$630,749

Other identifiable intangible assets and related accumulated amortization consists of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(700)	$(490)
Non-compete agreements	1,247	1,247	(880)	(684)

	3,347	3,347	(1,580)	(1,174)
Intangible assets not subject to amortization:
Licenses and accreditations	7,430	6,969	—	—
Trade names	3,000	3,000	—	—
Certificates of need	6,641	3,846	—	—

	17,071	13,815	—	—

Total	$20,418	$17,162	$(1,580)	$(1,174)

In connection with the Greenleaf acquisition, the Company acquired a certificate of need with a fair value of $0.6 million. In connection with the Delta acquisition, the Company acquired intangible assets with a fair value of $0.8 million consisting of licenses and accreditations of $0.2 million and a certificate of need of $0.6 million. In connection with the UMC Facilities’ acquisition, the Company acquired intangible assets with a fair value of $1.5 million consisting of licenses and accreditations of $0.2 million and certificates of need of $1.3 million.

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the Timberline Knolls acquisition, the Company acquired intangible assets with a fair value of $3.3 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.1 million and a trade name of $3.0 million. In connection with the Park Royal acquisition, the Company acquired intangible assets with a fair value of $1.0 million consisting of a certificate of need of $0.7 million and licenses and accreditations of $0.3 million. In connection with the AmiCare acquisition, the Company acquired intangible assets with a fair value of $1.3 million consisting of non-compete agreements of $0.3 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the BCA acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.1 million, licenses and accreditations of $1.0 million and a certificate of need of $0.1 million. The Company incurred and capitalized $0.3 million in both the six months ended June 30, 2013 and 2012, related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The Timberline Knolls and BCA non-compete agreements have a one-year term, and the Haven Facilities and AmiCare non-compete agreements have a three-year term. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is $0.8 million, $0.6 million, $0.5 million, $0.3 million and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Land	$49,727	$39,130
Building and improvements	220,568	171,769
Equipment	29,793	19,773
Construction in progress	32,776	19,300

	332,864	249,972
Less accumulated depreciation	(20,717)	(13,030)

Property and equipment, net	$312,147	$236,942

6.	Discontinued Operations

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

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$1,795	$—	$3,570

(Loss) income from discontinued operations, net of income taxes	$(74)	$(192)	$(390)	$160

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$298,125	$300,000
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018	96,126	147,757
6.125% Senior Notes due 2021	150,000	—
9.0% and 9.5% Revenue Bonds	25,330	25,561

	569,581	473,318
Less: current portion	(13,305)	(7,680)

Long-term debt	$556,276	$465,638

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

On March 11, 2013, the Company entered into a Consent and First Amendment (the “First Amendment”) to the Amended and Restated Senior Credit Facility. The First Amendment modified the definition of Consolidated EBITDA to permit the add-back for financial covenant purposes of certain fees and expenses related to the partial redemption of the Company’s 12.875% Senior Notes on March 12, 2013. In addition, the First Amendment amended the definitions of Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio to permit the Company to test indebtedness on a basis net of cash and cash equivalents for financial covenant purposes.

The Company had $99.6 million of availability under the revolving line of credit as of June 30, 2013. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for June 30, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and 2.50% for Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility) at June 30, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2013, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through June 30, 2013.

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of June 30, 2013, the Company was in compliance with such covenants.

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

On March 12, 2013, the Company redeemed $52.5 million of the 12.875% Senior Notes using a portion of the net proceeds of its December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of operations.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2013 and December 31, 2012, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of June 30, 2013, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $1.8 million and $2.4 million in equity-based compensation expense for the three and six months ended June 30, 2013, respectively, and $0.6 million and $1.2 million in equity-based compensation expense for the three and six months ended June 30, 2012, respectively. On April 30, 2013, certain non-employee directors affiliated with Waud Capital Partners, L.L.C. resigned from the Company’s Board of Directors in connection with the Company’s efforts to comply with NASDAQ’s board independence requirements. The Company recorded incremental equity-based compensation expense of $0.6 million related to the vesting of 20,090 shares of restricted stock that would have been forfeited had the awards not been modified to accelerate vesting.

As of June 30, 2013, there was $15.7 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.64 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $1.7 million and $2.1 million, respectively.

As of June 30, 2013, there were 8,250 warrants outstanding and exercisable with a weighted average exercise price of $14.00. The weighted average grant date fair value of unvested restricted stock awards as of June 30, 2013 was $22.97. The Company recognized a deferred income tax benefit of $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three and six months ended June 30, 2013 was $0.6 million and $1.2 million, respectively. No tax benefits were recognized or realized during the three and six months ended June 30, 2012.

Stock option activity during 2012 and 2013 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	346,821	$7.74	4.50	$947
Options granted	429,498	16.36	9.22	2,960
Options exercised	(124,194)	8.01	N/A	N/A
Options cancelled	(97,028)	14.70	N/A	N/A

Options outstanding at December 31, 2012	555,097	13.13	7.53	5,632
Options granted	372,400	29.34	9.59	1,357
Options exercised	(108,538)	10.13	N/A	1,886
Options cancelled	(13,350)	20.39	N/A	N/A

Options outstanding at June 30, 2013	805,609	20.70	8.43	10,040

Options exercisable at December 31, 2012	164,062	$6.63	3.59	$2,707

Options exercisable at June 30, 2013	126,746	$8.83	4.17	$3,300

Restricted stock activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	138,321	$9.40
Granted	318,170	13.04
Cancelled	(42,107)	14.25
Vested	(96,321)	9.40

Unvested at December 31, 2012	318,063	$15.73
Granted	249,245	29.64
Cancelled	(27,480)	17.72
Vested	(71,712)	16.06

Unvested at June 30, 2013	468,116	$22.97

Restricted stock unit activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	—	$—
Granted	86,485	16.11
Cancelled	(17,857)	15.96
Vested	—	—

Unvested at December 31, 2012	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at June 30, 2013	95,751	$23.05

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2013 and year ended December 31, 2012:

	June 30, 2013	December 31, 2012
Weighted average grant-date fair value of options	$11.13	$6.93
Risk-free interest rate	0.9%	1.2%
Expected volatility	40%	42%
Expected life (in years)	5.5	6.3

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

The provision for income taxes for continuing operations for the three and six months ended June 30, 2013 reflects effective tax rates of 39.5% and 39.6%, respectively. The provision for income taxes for continuing operations for the three and six months ended June 30, 2012 reflects effective tax rates of 39.1% and 37.2%, respectively. The increase in the tax rate in 2013 was primarily attributable to changes in state tax rates associated with the Company’s expansions and acquisitions and a change in the federal statutory rate recorded during 2012.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Amended and Restated Senior Credit Facility	$298,125	$300,000	$298,125	$300,000
12.875% Senior Notes due 2018	$96,126	$147,757	$117,000	$181,500
6.125% Senior Notes due 2021	$150,000	$—	$150,000	$—
9.0% and 9.5% Revenue Bonds	$25,330	$25,561	$25,330	$25,561
Contingent consideration liability	$6,120	$6,120	$6,120	$6,120

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liability at June 30, 2013 was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the six months ended June 30, 2013, there were no changes to the assumptions used to value the contingent consideration liability.

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

13.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidating financial information for the Company and its subsidiaries as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations. All of the subsidiary guarantees are full and unconditional and joint and several.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$6,121	$1,278	$—	$7,399
Accounts receivable, net	—	77,583	8,289	—	85,872
Deferred tax assets	—	13,722	108	—	13,830
Other current assets	—	18,842	1,146	—	19,988

Total current assets	—	116,268	10,821	—	127,089
Property and equipment, net	—	281,473	30,674	—	312,147
Goodwill	—	534,273	96,476	—	630,749
Intangible assets, net	—	16,848	1,990	—	18,838
Investment in subsidiaries	950,577	—	—	(950,577)	—
Other assets	14,805	8,223	2,321	—	25,349

Total assets	$965,382	$957,085	$142,282	$(950,577)	$1,114,172

Current liabilities:
Current portion of long-term debt	$13,125	$—	$180	$—	$13,305
Accounts payable	—	26,176	1,896	—	28,072
Accrued salaries and benefits	—	27,042	1,089	—	28,131
Other accrued liabilities	4,947	11,307	917	—	17,171

Total current liabilities	18,072	64,525	4,082	—	86,679
Long-term debt	498,202	—	58,074	—	556,276
Deferred tax liabilities – noncurrent	(1,732)	9,666	(5,667)	—	2,267
Other liabilities	—	18,110	—	—	18,110

Total liabilities	514,542	92,301	56,489	—	663,332

Total equity	450,840	864,784	85,793	(950,577)	450,840

Total liabilities and equity	$965,382	$957,085	$142,282	$(950,577)	$1,114,172

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$49,307	$92	$—	$49,399
Accounts receivable, net	—	61,359	2,511	—	63,870
Deferred tax assets	—	11,323	57	—	11,380
Other current assets	—	16,074	258	—	16,332

Total current assets	—	138,063	2,918	—	140,981
Property and equipment, net	—	218,716	18,226	—	236,942
Goodwill	—	537,296	20,106	—	557,402
Intangible assets, net	—	14,953	1,035	—	15,988
Investment in subsidiaries	868,165	—	—	(868,165)	—
Other assets	13,562	16,217	2,321	—	32,100

Total assets	$881,727	$925,245	$44,606	$(868,165)	$983,413

Current liabilities:
Current portion of long-term debt	$7,500	$—	$180	$—	$7,680
Accounts payable	—	18,048	1,033	—	19,081
Accrued salaries and benefits	—	28,285	464	—	28,749
Other accrued liabilities	3,259	12,853	229	—	16,341

Total current liabilities	10,759	59,186	1,906		71,851
Long-term debt	440,257	—	25,381	—	465,638
Deferred tax liabilities – noncurrent	(1,839)	3,793	(956)	—	998
Other liabilities	—	12,376	—	—	12,376

Total liabilities	449,177	75,355	26,331	—	550,863

Total equity	432,550	849,890	18,275	(868,165)	432,550

Total liabilities and equity	$881,727	$925,245	$44,606	$(868,165)	$983,413

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$174,901	$8,050	$—	$182,951
Provision for doubtful accounts	—	(4,922)	(535)	—	(5,457)

Revenue	—	169,979	7,515	—	177,494
Salaries, wages and benefits	1,812	95,609	3,343	—	100,764
Professional fees	—	8,787	537	—	9,324
Supplies	—	9,139	474	—	9,613
Rents and leases	—	2,207	187	—	2,394
Other operating expenses	—	18,148	1,948	—	20,096
Depreciation and amortization	—	3,881	331	—	4,212
Interest expense, net	8,688	—	757	—	9,445
Transaction-related expenses	—	1,355	—	—	1,355

Total expenses	10,500	139,126	7,577	—	157,203
(Loss) income from continuing operations before income taxes	(10,500)	30,853	(62)	—	20,291
Equity in earnings of subsidiaries	18,500	—	—	(18,500)	—
(Benefit from) provision for income taxes	(4,197)	12,316	(99)	—	8,020

Income (loss) from continuing operations	12,197	18,537	37	(18,500)	12,271
Loss from discontinued operations, net of income taxes	—	(74)	—	—	(74)

Net income (loss)	$12,197	$18,463	$37	$(18,500)	$12,197

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$102,752	$—	$—	$102,752
Provision for doubtful accounts	—	(2,222)	—	—	(2,222)

Revenue	—	100,530	—	—	100,530
Salaries, wages and benefits	592	57,967	—	—	58,559
Professional fees	—	4,658	—	—	4,658
Supplies	—	4,872	—	—	4,872
Rents and leases	—	2,227	—	—	2,227
Other operating expenses	—	10,407	—	—	10,407
Depreciation and amortization	—	1,646	—	—	1,646
Interest expense, net	7,471	—	—	—	7,471
Transaction-related expenses	—	670	—	—	670

Total expenses	8,063	82,447	—	—	90,510
(Loss) income from continuing operations before income taxes	(8,063)	18,083	—	—	10,020
Equity in earnings of subsidiaries	10,818	—	—	(10,818)
(Benefit from) provision for income taxes	(3,154)	7,073	—	—	3,919

Income (loss) from continuing operations	5,909	11,010	—	(10,818)	6,101
Loss from discontinued operations, net of income taxes	—	(192)	—	—	(192)

Net income (loss)	$5,909	$10,818	$—	$(10,818)	$5,909

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$336,907	$11,749	$—	$348,656
Provision for doubtful accounts	—	(9,272)	(677)	—	(9,949)

Revenue	—	327,635	11,072	—	338,707
Salaries, wages and benefits	2,413	187,593	5,109	—	195,115
Professional fees	—	17,494	844	—	18,338
Supplies	—	17,548	663	—	18,211
Rents and leases	—	4,478	243	—	4,721
Other operating expenses	—	34,026	3,053	—	37,079
Depreciation and amortization	—	7,307	527	—	7,834
Interest expense, net	17,028	—	1,179	—	18,207
Debt extinguishment costs	9,350	—	—	—	9,350
Transaction-related expenses	—	2,829	—	—	2,829

Total expenses	28,791	271,275	11,618	—	311,684
(Loss) income from continuing operations before income taxes	(28,791)	56,360	(546)	—	27,023
Equity in earnings of subsidiaries	33,253	—	—	(33,253)	—
(Benefit from) provision for income taxes	(11,473)	22,463	(292)	—	10,698

Income (loss) from continuing operations	15,935	33,897	(254)	(33,253)	16,325
Loss from discontinued operations, net of income taxes	—	(390)	—	—	(390)

Net income (loss)	$15,935	$33,507	$(254)	$(33,253)	$15,935

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$194,020	$—	$—	$194,020
Provision for doubtful accounts	—	(3,927)	—	—	(3,927)

Revenue	—	190,093	—	—	190,093
Salaries, wages and benefits	1,170	112,532	—	—	113,702
Professional fees	—	8,831	—	—	8,831
Supplies	—	9,317	—	—	9,317
Rents and leases	—	4,469	—	—	4,469
Other operating expenses	—	19,388	—	—	19,388
Depreciation and amortization	—	3,256	—	—	3,256
Interest expense, net	14,753	—	—	—	14,753
Transaction-related expenses	—	1,365	—	—	1,365

Total expenses	15,923	159,158	—	—	175,081
(Loss) income from continuing operations before income taxes	(15,923)	30,935	—	—	15,012
Equity in earnings of subsidiaries	19,588	—	—	(19,588)	—
(Benefit from) provision for income taxes	(5,923)	11,507	—	—	5,584

Income (loss) from continuing operations	9,588	19,428	—	(19,588)	9,428
Income from discontinued operations, net of income taxes	—	160	—	—	160

Net income (loss)	$9,588	$19,588	$—	$(19,588)	$9,588

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$15,935	$33,507	$(254)	$(33,253)	$15,935
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	7,307	527	—	7,834
Amortization of debt issuance costs	1,110	—	—	—	1,110
Equity-based compensation expense	2,413	—	—	—	2,413
Deferred income tax expense	108	5,011	273	—	5,392
Loss from discontinued operations, net of taxes	—	390	—	—	390
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	14	—	—	14
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	33,253	—	—	(33,253)	—
Accounts receivable	—	(10,745)	188	—	(10,557)
Other current assets	—	219	(112)	—	107
Other assets	—	(807)	—	—	(807)
Accounts payable and other accrued liabilities	—	1,568	(530)	—	1,038
Accrued salaries and benefits	—	(4,368)	(1)	—	(4,369)
Other liabilities	—	871	(413)	—	458

Net cash provided by (used in) continuing operating activities	62,169	32,967	(322)	(66,506)	28,308
Net cash used in discontinued operating activities	—	(358)	—	—	(358)

Net cash provided by (used in) operating activities	62,169	32,609	(322)	(66,506)	27,950
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(121,731)	—	—	(121,731)
Cash paid for capital expenditures	—	(29,592)	(117)	—	(29,709)
Cash paid for real estate acquisitions	—	(3,959)	—	—	(3,959)
Other	—	(554)	—	—	(554)

Net cash used in investing activities	—	(155,836)	(117)	—	(155,953)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(1,875)	—	—	—	(1,875)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,307)	—	—	—	(4,307)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Proceeds from stock option exercises	233	—	—	—	233
Excess tax benefit from equity awards	1,211	—	—	—	1,211
Cash (used in) provided by intercompany activity	(148,172)	80,041	1,625	66,506	—

Net cash provided by financing activities	(62,169)	80,041	1,625	66,506	86,003

Net (decrease) increase in cash and cash equivalents	—	(43,186)	1,186	—	(42,000)
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$6,121	$1,278	$—	$7,399

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$9,588	$19,588	$—	$(19,588)	$9,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	3,256	—	—	3,256
Amortization of debt issuance costs	1,224	—	—	—	1,224
Equity-based compensation expense	1,170	—	—	—	1,170
Deferred income tax (benefit) expense	(260)	5,114	—	—	4,854
Income from discontinued operations, net of taxes	—	(160)	—	—	(160)
Other	—	21	—	—	21
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	19,588	—	—	(19,588)	—
Accounts receivable	—	(6,692)	—	—	(6,692)
Other current assets	—	(2,214)	—	—	(2,214)
Other assets	—	313	—	—	313
Accounts payable and other accrued liabilities	—	(2,805)	—	—	(2,805)
Accrued salaries and benefits	—	327	—	—	327
Other liabilities	—	1,860	—	—	1,860

Net cash provided by (used in) continuing operating activities	31,310	18,608	—	(39,176)	10,742
Net cash used in discontinued operating activities	—	(196)	—	—	(196)

Net cash provided by (used in) operating activities	31,310	18,412	—	(39,176)	10,546
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(90,466)	—	—	(90,466)
Cash paid for capital expenditures	—	(7,619)	—	—	(7,619)
Cash paid for real estate acquisitions	—	(13,886)	—	—	(13,886)
Other	—	1,400	—	—	1,400

Net cash used in investing activities	—	(110,571)	—	—	(110,571)
Financing activities:
Borrowings on long-term debt	25,000	—	—	—	25,000
Principal payments on long-term debt	(4,000)	—	—	—	(4,000)
Payment of debt issuance costs	(1,138)	—	—	—	(1,138)
Issuance of common stock	139,034	—	—	—	139,034
Proceeds from stock option exercises	187	—	—	—	187
Cash (used in) provided by intercompany activity	(190,393)	151,217	—	39,176	—

Net cash (used in) provided by financing activities	(31,310)	151,217	—	39,176	159,083

Net increase in cash and cash equivalents	—	59,058	—	—	59,058
Cash and cash equivalents at beginning of the period	—	61,118	—	—	61,118

Cash and cash equivalents at end of the period	$—	$120,176	$—	$—	$120,176

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2013, we operated 46 behavioral healthcare facilities with over 3,700 licensed beds in 21 states and Puerto Rico. During the six months ended June 30, 2013, we acquired three facilities with an aggregate of 401 licensed beds and a 75-bed facility under construction, which is expected to open in the fourth quarter of 2013. We also added 152 beds to our existing facilities and opened a 60-bed facility during the six months ended June 30, 2013. We expect to add approximately 300 total beds during 2013 (exclusive of acquisitions).

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

Acquisitions

On June 7, 2013, we signed a definitive agreement for the purchase of The Refuge, a Healing Place, an inpatient psychiatric facility near Ocala, Florida, licensed for 85 beds. The Company expects to complete the acquisition of the facility on August 1, 2013.

On May 1, 2013, we completed the acquisition of two facilities from United Medical Corporation, including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which is scheduled to open in the fourth quarter of 2013, for cash consideration of $99.4 million.

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

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Self-Pay	$4,766	2.6%	$1,511	1.5%	$8,450	2.4%	$2,894	1.5%
Commercial	46,019	25.2%	21,300	20.7%	88,394	25.4%	40,586	20.9%
Medicare	38,854	21.2%	12,329	12.0%	71,301	20.5%	20,859	10.8%
Medicaid	89,197	48.8%	64,267	62.5%	172,390	49.4%	123,494	63.6%
Other	4,115	2.2%	3,345	3.3%	8,121	2.3%	6,187	3.2%

Revenue before provision for doubtful accounts	182,951	100.0%	102,752	100.0%	348,656	100.0%	194,020	100.0%
Provision for doubtful accounts	(5,457)		(2,222)		(9,949)		(3,927)

Revenue	$177,494		$100,530		$338,707		$190,093

The following tables present a summary of our aging of accounts receivable as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Current	30-90 Days	90-150 Days	>150 Days	Total
Self-Pay	1.2%	2.6%	2.5%	4.0%	10.3%
Commercial	15.9%	6.7%	2.7%	1.4%	26.7%
Medicare	20.1%	4.8%	2.1%	2.4%	29.4%
Medicaid	23.0%	5.2%	2.2%	3.2%	33.6%

Total	60.2%	19.3%	9.5%	11.0%	100.0%

December 31, 2012

	Current	30-90 Days	90-150 Days	>150 Days	Total
Self-Pay	1.3%	2.2%	2.2%	3.5%	9.2%
Commercial	16.2%	6.5%	2.4%	3.1%	28.2%
Medicare	14.4%	2.0%	0.6%	0.9%	17.9%
Medicaid	26.6%	10.2%	3.8%	4.1%	44.7%

Total	58.5%	20.9%	9.0%	11.6%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$182,951		$102,752		$348,656		$194,020
Provision for doubtful accounts	(5,457)		(2,222)		(9,949)		(3,927)

Revenue	177,494	100.0%	100,530	100.0%	338,707	100.0%	190,093	100.0%
Salaries, wages and benefits	100,764	56.8%	58,559	58.3%	195,115	57.6%	113,702	59.8%
Professional fees	9,324	5.3%	4,658	4.6%	18,338	5.4%	8,831	4.6%
Supplies	9,613	5.4%	4,872	4.8%	18,211	5.4%	9,317	4.9%
Rents and leases	2,394	1.3%	2,227	2.2%	4,721	1.4%	4,469	2.4%
Other operating expenses	20,096	11.3%	10,407	10.4%	37,079	10.9%	19,388	10.2%
Depreciation and amortization	4,212	2.4%	1,646	1.6%	7,834	2.3%	3,256	1.7%
Interest expense	9,445	5.3%	7,471	7.4%	18,207	5.4%	14,753	7.8%
Debt extinguishment costs	—	—	—	—	9,350	2.8%	—	—
Transaction-related expenses	1,355	0.8%	670	0.7%	2,829	0.8%	1,365	0.7%

Total expenses	157,203	88.6%	90,510	90.0%	311,684	92.0%	175,081	92.1%

Income from continuing operations before income taxes	20,291	11.4%	10,020	10.0%	27,023	8.0%	15,012	7.9%
Provision for income taxes	8,020	4.5%	3,919	3.9%	10,698	3.2%	5,584	2.9%

Income from continuing operations	$12,271	6.9%	$6,101	6.1%	$16,325	4.8%	$9,428	5.0%

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $80.2 million, or 78.1%, to $183.0 million for the three months ended June 30, 2013 from $102.8 million for the three months ended June 30, 2012. The increase related primarily to revenue generated during the three months ended June 30, 2013 from the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012, Park Royal acquired on November 11, 2012, BCA and AmiCare acquired on December 31, 2012, Greenleaf acquired on January 1, 2013, Delta acquired on January 31, 2013 and the UMC Facilities acquired on May 1, 2013 (collectively the “2012 and 2013 Acquisitions”), which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts increased by $10.8 million, or 10.6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, resulting from same-facility growth in patient days of 8.2% and same-facility revenue per day of 2.7%.

Provision for doubtful accounts. The provision for doubtful accounts was $5.5 million for the three months ended June 30, 2013, or 3.0% of revenue before provision for doubtful accounts, compared to $2.2 million for the three months ended June 30, 2012, or 2.2% of revenue before provision for doubtful accounts. The increase as a percentage of revenue related primarily to the changes in our payor mix from the 2012 and 2013 Acquisitions. The same-facility provision for doubtful accounts was $1.9 million for the three months ended June 30, 2013, or 1.7% of revenue before provision for doubtful accounts, compared to $2.2 million for the three months ended June 30, 2012, or 2.2% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $100.8 million for the three months ended June 30, 2013 compared to $58.6 million for the three months ended June 30, 2012, an increase of $42.2 million. SWB expense included $1.8 million and $0.6 million of equity-based compensation expense for the three months ended June 30, 2013 and 2012, respectively. Excluding equity-based compensation expense, SWB expense was $99.0 million, or 55.7% of revenue, for the three months ended June 30, 2013, compared to $58.0 million, or 57.7% of revenue, for the three months ended June 30, 2012. The $41.0 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the 2012 and 2013 Acquisitions. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of lower SWB expense incurred by Timberline Knolls acquired on August 31, 2012 and BCA acquired on December 31, 2012. Same-facility SWB expense was $58.4 million for the three months ended June 30, 2013, or 52.7% of revenue, compared to $55.1 million for the three months ended June 30, 2012, or 55.2% of revenue.

Professional fees. Professional fees were $9.3 million for the three months ended June 30, 2013, or 5.3% of revenue, compared to $4.7 million for the three months ended June 30, 2012, or 4.6% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to higher professional fees incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher professional fees as a percentage of revenue than our existing facilities. Same-facility professional fees were $3.7 million for the three months ended June 30, 2013, or 3.3% of revenue, compared to $3.6 million, for the three months ended June 30, 2012, or 3.6% of revenue.

Supplies. Supplies expense was $9.6 million for the three months ended June 30, 2013, or 5.4% of revenue, compared to $4.9 million for the three months ended June 30, 2012, or 4.8% of revenue. The $4.7 million increase in supplies expense was primarily attributable to the 2012 and 2013 Acquisitions, which had higher supplies expense as a percentage of revenue than our existing facilities. Same-facility supplies expense was $5.2 million for the three months ended June 30, 2013, or 4.7% of revenue, compared to $4.8 million for the three months ended June 30, 2012, or 4.9% of revenue.

Rents and leases. Rents and leases were $2.4 million for the three months ended June 30, 2013, or 1.3% of revenue, compared to $2.2 million for the three months ended June 30, 2012, or 2.2% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the purchase of six facilities during 2012 that were previously leased. Same-facility rents and leases were $1.4 million for the three months ended June 30, 2013, or 1.3% of revenue, compared to $2.2 million for the three months ended June 30, 2012, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $20.1 million for the three months ended June 30, 2013, or 11.3% of revenue, compared to $10.4 million for the three months ended June 30, 2012, or 10.4% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher other operating expenses as a percentage of revenue than our existing facilities. Same-facility other operating expenses were $11.6 million for the three months ended June 30, 2013, or 10.5% of revenue, compared to $9.4 million for the three months ended June 30, 2012, or 9.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million for the three months ended June 30, 2013, or 2.4% of revenue, compared to $1.6 million for the three months ended June 30, 2012, or 1.6% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with real estate purchases of $53.2 million and capital expenditures during 2012 and real estate acquired as part of the 2012 and 2013 Acquisitions.

Interest expense. Interest expense was $9.4 million for the three months ended June 30, 2013 compared to $7.5 million for the three months ended June 30, 2012. The increase in interest expense was primarily a result of increased borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $1.4 million for the three months ended June 30, 2013 compared to $0.7 million for the three months ended June 30, 2012. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2012 and 2013 Acquisitions, as summarized below (in thousands):

	Three Months Ended June 30,
	2013	2012
Legal, accounting and other fees	$798	$641
Severance and contract termination costs	557	29

	$1,355	$670

Provision for income taxes. For the three months ended June 30, 2013, the provision for income taxes was $8.0 million, reflecting an effective tax rate of 39.5%, compared to $3.9 million, reflecting an effective tax rate of 39.1%, for the same period of 2012. The increase in rate in 2013 was primarily attributable to changes in state tax rates associated with the Company’s expansions and acquisitions and a change in the federal statutory rate during 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $154.6 million, or 79.7%, to $348.7 million for the six months ended June 30, 2013 from $194.0 million for the six months ended June 30, 2012. The increase related primarily to revenue generated during the six months ended June 30, 2013 from the 2012 and 2013 Acquisitions, which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts increased by $19.3 million, or 10.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, resulting from same-facility growth in patient days of 8.5% and same-facility revenue per day of 1.5%.

Provision for doubtful accounts. The provision for doubtful accounts was $9.9 million for the six months ended June 30, 2013, or 2.9% of revenue before provision for doubtful accounts, compared to $3.9 million for the six months ended June 30, 2012, or 2.0% of revenue before provision for doubtful accounts. The increase as a percentage of revenue related primarily to the changes in our payor mix from the 2012 and 2013 Acquisitions. The same-facility provision for doubtful accounts was $4.2 million for the six months ended June 30, 2013, or 2.0% of revenue before provision for doubtful accounts, compared to $3.9 million for the six months ended June 30, 2012, or 2.0% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $195.1 million for the six months ended June 30, 2013 compared to $113.7 million for the six months ended June 30, 2012, an increase of $81.4 million. SWB expense included $2.4 million and $1.2 million of equity-based compensation expense for the six months ended June 30, 2013 and 2012, respectively. Excluding equity-based compensation expense, SWB expense was $192.7 million, or 56.9% of revenue, for the six months ended June 30, 2013, compared to $112.5 million, or 59.2% of revenue, for the six months ended June 30, 2012. The $80.2 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the 2012 and 2013 Acquisitions. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of lower SWB expense incurred by the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012 and BCA acquired on December 31, 2012. Same-facility SWB expense was $112.7 million for the six months ended June 30, 2013, or 54.1% of revenue, compared to $106.8 million for the six months ended June 30, 2012, or 56.4% of revenue.

Professional fees. Professional fees were $18.3 million for the six months ended June 30, 2013, or 5.4% of revenue, compared to $8.8 million for the six months ended June 30, 2012, or 4.6% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to higher professional fees incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher professional fees as a percentage of revenue than our existing facilities. Same-facility professional fees were $7.2 million for the six months ended June 30, 2013, or 3.4% of revenue, compared to $6.9 million, for the six months ended June 30, 2012, or 3.6% of revenue.

Supplies. Supplies expense was $18.2 million for the six months ended June 30, 2013, or 5.4% of revenue, compared to $9.3 million for the six months ended June 30, 2012, or 4.9% of revenue. The $8.9 million increase in supplies expense was primarily attributable to the 2012 and 2013 Acquisitions, which had higher supplies expense as a percentage of revenue than our existing facilities. Same-facility supplies expense was $9.9 million for the six months ended June 30, 2013, or 4.7% of revenue, compared to $9.3 million for the six months ended June 30, 2012, or 4.9% of revenue.

Rents and leases. Rents and leases were $4.7 million for the six months ended June 30, 2013, or 1.4% of revenue, compared to $4.5 million for the six months ended June 30, 2012, or 2.4% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the purchase of six facilities during 2012 that were previously leased. Same-facility rents and leases were $2.8 million for the six months ended June 30, 2013, or 1.4% of revenue, compared to $4.3 million for the six months ended June 30, 2012, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $37.1 million for the six months ended June 30, 2013, or 10.9% of revenue, compared to $19.4 million for the six months ended June 30, 2012, or 10.2% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher other operating expenses as a percentage of revenue than our existing facilities. Same-facility other operating expenses were $20.9 million for the six months ended June 30, 2013, or 10.0% of revenue, compared to $18.5 million for the six months ended June 30, 2012, or 9.7% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $7.8 million for the six months ended June 30, 2013, or 2.3% of revenue, compared to $3.3 million for the six months ended June 30, 2012, or 1.7% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with real estate purchases of $53.2 million and capital expenditures during 2012 and real estate acquired as part of the 2012 and 2013 Acquisitions.

Interest expense. Interest expense was $18.2 million for the six months ended June 30, 2013 compared to $14.8 million for the six months ended June 30, 2012. The increase in interest expense was primarily a result of increased borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Debt extinguishment costs. Debt extinguishment costs for the six months ended June 30, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $2.8 million for the six months ended June 30, 2013 compared to $1.4 million for the six months ended June 30, 2012. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2012 and 2013 Acquisitions, as summarized below (in thousands):

	Six Months Ended June 30,
	2013	2012
Legal, accounting and other fees	$1,803	$1,329
Severance and contract termination costs	1,026	36

	$2,829	$1,365

Provision for income taxes. For the six months ended June 30, 2013, the provision for income taxes was $10.7 million, reflecting an effective tax rate of 39.6%, compared to $5.6 million, reflecting an effective tax rate of 37.2%, for the same period of 2012. The increase in rate in 2013 was primarily attributable to changes in state tax rates associated with the Company’s expansions and acquisitions and a change in the federal statutory rate during 2012.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2013 was $28.3 million compared to $10.7 million for the six months ended June 30, 2012. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2012 and 2013 Acquisitions and the growth in same-facility operations. Days sales outstanding (“DSO”) as of June 30, 2013 was 44 compared to 39 as of December 31, 2012. The increase in DSO was primarily attributable to longer collection periods at our facilities acquired during 2013. As of June 30, 2013 and December 31, 2012, we had working capital of $40.4 million and $69.1 million, respectively.

Cash used in investing activities for the six months ended June 30, 2013 was $156.0 million compared to $110.6 million for the six months ended June 30, 2012. Cash used in investing activities for the six months ended June 30, 2013 primarily consisted of $121.7 million of cash paid for acquisitions. Cash paid for capital expenditures for the six months ended June 30, 2013 was $29.7 million, consisting of $6.3 million of routine capital expenditures and $23.4 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.9% of revenue for the six months ended June 30, 2013. Cash paid for real estate acquisitions was $4.0 million for the six months ended June 30, 2013. Cash used in investing activities for the six months ended June 30, 2012 consisted primarily of cash paid for acquisitions of $90.5 million, cash paid for capital expenditures of $7.6 million and cash paid for real estate acquisitions of $13.9 million.

Cash provided by financing activities for the six months ended June 30, 2013 was $86.0 million compared to $159.1 million for the six months ended June 30, 2012. Cash provided by financing activities for the six months ended June 30, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, excess tax benefit from equity awards of $1.2 million and proceeds from stock option exercises of $0.2 million, partially offset by repayment of long-term debt of $52.5 million, payment of premium on note redemption of $6.8 million, payment of debt issuance costs of $4.3 million and principal payments on long-term debt of $1.9 million. Cash provided by financing activities for the six months ended June 30, 2012 primarily consisted of borrowings on long-term debt of $25.0 million, proceeds from issuance of common stock of $139.0 million and proceeds from stock option exercises of $0.2 million, partially offset by principal payments on long-term debt of $4.0 million and payment of debt issuance costs of $1.1 million.

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

The Company did not borrow under the revolving line of credit to fund the acquisitions and, as of June 30, 2013, had $99.6 million of availability under the revolving line of credit. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for June 30, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and 2.50% for Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility) at June 30, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2013, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through June 30, 2013.

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

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants. A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 10.0% of total revenues of the Company and its subsidiaries); (xv) prepayment or redemption of certain senior unsecured debt; and (xvi) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2013;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
June 30, 2013	5.25:1.0
September 30, 2013	5.25:1.0
December 31, 2013	5.00:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014	4.50:1.0
March 31, 2015	4.50:1.0
June 30, 2015	4.50:1.0
September 30, 2015	4.50:1.0
December 31, 2015 and each fiscal quarter ending thereafter	4.00:1.0

•	The consolidated senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
June 30, 2013—September 30, 2013	3.50:1.0
December 31, 2013—September 30, 2014	3.25:1.0
December 31, 2014 and each fiscal quarter ending thereafter	3.00:1.0

As of June 30, 2013, the Company was in compliance with all of the above covenants.

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

On March 12, 2013, we redeemed $52.5 million of the 12.875% Senior Notes using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of operations.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of June 30, 2013 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$38,921	$108,828	$309,589	$339,292	$796,630
Operating leases	7,854	12,390	7,757	19,370	47,371
Purchase and other obligations (b)	1,500	3,500	2,000	—	7,000

Total obligations and commitments	$48,275	$124,718	$319,346	$358,662	$851,001

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 3.5% per annum for our variable-rate debt based on the rate in place as of June 30, 2013.
(b)	Amounts relate to purchase obligations, including contingent payments of up to $7.0 million related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2013 was composed of $271.5 million of fixed-rate debt and $298.1 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.6 million on an annual basis based upon our borrowing level at June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended June 30, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	—	$—	—	—
May 1—May 31	1,336	34.37	—	—
June 1—June 30	—	—	—	—

Total	1,336

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

10.1*	Second Amendment, dated June 28, 2013, to the Amended and Restated Credit Facility, dated December 31, 2012, by and among Bank of America, N.A. (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc., the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto.

10.2	Acadia Healthcare Company, Inc. Incentive Compensation Plan (2).

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Definitive Proxy Statement filed April 30, 2013 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: July 31, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

10.1*	Second Amendment, dated June 28, 2013, to the Amended and Restated Credit Facility, dated December 31, 2012, by and among Bank of America, N.A. (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc., the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto.

10.2	Acadia Healthcare Company, Inc. Incentive Compensation Plan (2).

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Definitive Proxy Statement filed April 30, 2013 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.