Form 10-Q
period 2013-09-30
Acadia Healthcare Company, Inc.
filed 2013-10-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 30, 2013, there were 50,522,054 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,034	$49,399
Accounts receivable, net of allowance for doubtful accounts of $13,108 and $7,484, respectively	93,311	63,870
Deferred tax assets	13,019	11,380
Other current assets	32,516	16,332

Total current assets	142,880	140,981
Property and equipment, net	329,735	236,942
Goodwill	647,010	557,402
Intangible assets, net	19,183	15,988
Other assets	24,178	32,100

Total assets	$1,162,986	$983,413

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,305	$7,680
Accounts payable	26,449	19,081
Accrued salaries and benefits	32,284	28,749
Other accrued liabilities	29,235	16,341

Total current liabilities	101,273	71,851
Long-term debt	571,955	465,638
Deferred tax liabilities – noncurrent	4,979	998
Other liabilities	18,246	12,376

Total liabilities	696,453	550,863
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 50,041,813 and 49,887,300 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	500	499
Additional paid-in capital	459,911	456,228
Retained earnings (accumulated deficit)	6,122	(24,177)

Total equity	466,533	432,550

Total liabilities and equity	$1,162,986	$983,413

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$190,574	$104,618	$539,230	$298,638
Provision for doubtful accounts	(5,872)	(1,502)	(15,821)	(5,429)

Revenue	184,702	103,116	523,409	293,209
Salaries, wages and benefits (including equity-based compensation expense of $1,331, $521, $3,744 and $1,691, respectively)	103,789	59,888	298,904	173,590
Professional fees	8,956	4,690	27,294	13,521
Supplies	9,806	4,831	28,017	14,148
Rents and leases	2,656	1,775	7,377	6,244
Other operating expenses	22,345	11,380	59,424	30,768
Depreciation and amortization	4,414	2,076	12,248	5,332
Interest expense, net	9,465	7,433	27,672	22,186
Debt extinguishment costs	—	—	9,350	—
Transaction-related expenses	984	732	3,813	2,097

Total expenses	162,415	92,805	474,099	267,886

Income from continuing operations before income taxes	22,287	10,311	49,310	25,323
Provision for income taxes	7,741	3,723	18,439	9,307

Income from continuing operations	14,546	6,588	30,871	16,016
(Loss) income from discontinued operations, net of income taxes	(182)	(138)	(572)	22

Net income	$14,364	$6,450	$30,299	$16,038

Basic earnings per share:
Income from continuing operations	$0.29	$0.16	$0.62	$0.44
Loss from discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.29	$0.15	$0.61	$0.44

Diluted earnings per share:
Income from continuing operations	$0.29	$0.16	$0.61	$0.43
Loss from discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.29	$0.15	$0.60	$0.43

Weighted-average shares outstanding:
Basic	50,040	41,757	49,987	36,795
Diluted	50,343	41,991	50,213	37,006

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities:
Net income	$30,299	$16,038
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	12,248	5,332
Amortization of debt issuance costs	1,686	1,869
Equity-based compensation expense	3,744	1,691
Deferred income tax expense	10,545	8,138
Loss (income) from discontinued operations, net of taxes	572	(22)
Debt extinguishment costs	9,350	—
Other	16	(9)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(18,378)	(13,597)
Other current assets	(5,657)	(3,677)
Other assets	(1,676)	1,029
Accounts payable and other accrued liabilities	2,596	4,817
Accrued salaries and benefits	(3,467)	527
Other liabilities	3,538	1,527

Net cash provided by continuing operating activities	45,416	23,663
Net cash used in discontinued operating activities	(541)	(328)

Net cash provided by operating activities	44,875	23,335
Investing activities:
Cash paid for acquisitions, net of cash acquired	(135,605)	(165,981)
Cash paid for capital expenditures	(50,678)	(14,511)
Cash paid for real estate acquisitions	(4,676)	(50,745)
Other	(1,088)	1,231

Net cash used in investing activities	(192,047)	(230,006)
Financing activities:
Borrowings on long-term debt	150,000	25,000
Net increase in revolving credit facility	19,500	—
Principal payments on long-term debt	(5,625)	(6,000)
Repayment of long-term debt	(52,500)	—
Payment of debt issuance costs	(4,307)	(1,197)
Payment of premium on note redemption	(6,759)	—
Issuance of common stock	—	138,954
Proceeds from stock option exercises	233	515
Excess tax benefit from equity awards	1,265	—

Net cash provided by financing activities	101,807	157,272

Net decrease in cash and cash equivalents	(45,365)	(49,399)
Cash and cash equivalents at beginning of the period	49,399	61,118

Cash and cash equivalents at end of the period	$4,034	$11,719

Effect of acquisitions:
Assets acquired, excluding cash	$163,706	$172,267
Liabilities assumed	(16,417)	(6,286)
Prior year deposits paid for acquisitions	(11,684)	—

Cash paid for acquisitions, net of cash acquired	$135,605	$165,981

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At September 30, 2013, the Company operated 47 behavioral healthcare facilities with approximately 3,900 licensed beds in 21 states and Puerto Rico.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$14,546	$6,588	$30,871	$16,016
(Loss) income from discontinued operations	(182)	(138)	(572)	22

Net income	$14,364	$6,450	$30,299	$16,038

Denominator:
Weighted average shares outstanding for basic earnings per share	50,040	41,757	49,987	36,795
Effects of dilutive instruments	303	234	226	211

Shares used in computing diluted earnings per common share	50,343	41,991	50,213	37,006

Basic earnings per share:
Income from continuing operations	$0.29	$0.16	$0.62	$0.44
Loss from discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.29	$0.15	$0.61	$0.44

Diluted earnings per share:
Income from continuing operations	$0.29	$0.16	$0.61	$0.43
Loss from discontinued operations	—	(0.01)	(0.01)	—

Net income	$0.29	$0.15	$0.60	$0.43

Approximately 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three months ended September 30, 2013 and 2012 because their effect would have been anti-dilutive. Approximately 0.7 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

3. Acquisitions

Longleaf

On October 1, 2013, the Company completed its acquisition of the assets of Longleaf Hospital (“Longleaf”), an inpatient psychiatric facility with 68 licensed beds located in Alexandria, Louisiana, for cash consideration of $8.5 million.

The Refuge

On August 1, 2013, the Company completed its acquisition of The Refuge, a Healing Place (“The Refuge”), an inpatient psychiatric facility near Ocala, Florida, licensed for 87 beds, for cash consideration of $14.1 million.

UMC Facilities

On May 1, 2013, the Company completed its acquisition of two facilities from United Medical Corporation (the “UMC Facilities”), including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which opened on October 1, 2013, for cash consideration of $99.4 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2013 and 2012 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of The Refuge, the UMC Facilities, Delta, Greenleaf, BCA, AmiCare and Park Royal and the valuation of real property and intangible assets of The Refuge. The Company expects to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired and liabilities assumed during the nine months ended September 30, 2013 were as follows (in thousands):

	UMC Facilities	Other	Total
Cash	$52	$883	$935
Accounts receivable	5,251	6,120	11,371
Prepaid expenses and other current assets	557	3,189	3,746
Property and equipment	22,732	28,088	50,820
Goodwill	67,544	22,592	90,136
Intangible assets	1,505	1,406	2,911
Other assets	4,563	159	4,722

Total assets acquired	102,204	62,437	164,641
Accounts payable	1,535	7,290	8,825
Accrued salaries and benefits	588	2,594	3,182
Other accrued expenses	609	1,195	1,804
Other liabilities	53	2,553	2,606

Total liabilities assumed	2,785	13,632	16,417

Net assets acquired	$99,419	$48,805	$148,224

The following table presents the preliminary fair values of assets acquired and liabilities assumed during 2012, at the corresponding acquisition dates (except that information for the Haven Facilities and Timberline Knolls reflect final fair values) (in thousands):

	BCA	AmiCare	Park Royal	Timberline Knolls	Haven Facilities	Total
Cash	$5	$1,596	$42	$—	$5	$1,648
Accounts receivable	6,980	3,684	1,450	2,845	4,138	19,097
Prepaid expenses and other current assets	1,291	1,509	1,258	170	803	5,031
Property and equipment	23,561	23,150	18,291	590	12,723	78,315
Goodwill	116,609	86,491	19,320	72,164	74,435	369,019
Intangible assets	1,161	1,267	1,035	3,317	1,200	7,980
Other assets	326	—	3,141	—	—	3,467

Total assets acquired	149,933	117,697	44,537	79,086	93,304	484,557
Accounts payable	3,602	504	695	2,011	1,183	7,995
Accrued salaries and benefits	2,207	2,508	443	653	1,523	7,334
Other accrued expenses	697	627	1,079	869	127	3,399
Debt	—	—	25,600	—	—	25,600
Other liabilities	475	1,495	—	—	—	1,970

Total liabilities assumed	6,981	5,134	27,817	3,533	2,833	46,298

Net assets acquired	$142,952	$112,563	$16,720	$75,553	$90,471	$438,259

Other

The qualitative factors comprising the goodwill acquired in The Refuge, the UMC Facilities, Delta, Greenleaf, BCA, AmiCare, Park Royal, Timberline Knolls and the Haven Facilities acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses were comprised of the following costs for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Legal, accounting and other fees	$841	$629	$2,644	$1,958
Severance and contract termination costs	143	103	1,169	139

	$984	$732	$3,813	$2,097

Pro Forma Information

The condensed consolidated statements of operations for the three and nine months ended September 30, 2013 include revenue of $87.7 million and $234.6 million, respectively, and income from continuing operations before income taxes of $11.1 million and $26.0 million, respectively, related to acquisitions completed in 2013 and 2012. The condensed consolidated statements of operations for the three and nine months ended September 30, 2012 include revenue of $14.2 million and $29.2 million, respectively, and income from continuing operations before income taxes of $2.8 million and $5.5 million, respectively, related to acquisitions completed in 2012.

The following table provides certain pro forma financial information for the Company as if the acquisitions completed in 2013 and 2012 occurred as of January 1, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$185,752	$163,935	$542,637	$489,612

Income from continuing operations, before income taxes	$22,357	$13,553	$50,888	$39,082

4. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the nine months ended September 30, 2013 (in thousands):

Balance at January 1, 2013	$557,402
Increase from 2013 acquisitions	90,136
Other	(528)

Balance at September 30, 2013	$647,010

Other identifiable intangible assets and related accumulated amortization consists of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(805)	$(490)
Non-compete agreements	1,247	1,247	(964)	(684)

	3,347	3,347	(1,769)	(1,174)
Intangible assets not subject to amortization:
Licenses and accreditations	7,711	6,969	—	—
Trade names	3,000	3,000	—	—
Certificates of need	6,894	3,846	—	—

	17,605	13,815	—	—

Total	$20,952	$17,162	$(1,769)	$(1,174)

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

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the Timberline Knolls acquisition, the Company acquired intangible assets with a fair value of $3.3 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.1 million and a trade name of $3.0 million. In connection with the Park Royal acquisition, the Company acquired intangible assets with a fair value of $1.0 million consisting of a certificate of need of $0.7 million and licenses and accreditations of $0.3 million. In connection with the AmiCare acquisition, the Company acquired intangible assets with a fair value of $1.3 million consisting of non-compete agreements of $0.3 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the BCA acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.1 million, licenses and accreditations of $1.0 million and a certificate of need of $0.1 million. The Company incurred and capitalized $0.6 million and $0.4 million in the nine months ended September 30, 2013 and 2012, respectively, related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The Timberline Knolls and BCA non-compete agreements have a one-year term, and the Haven Facilities and AmiCare non-compete agreements have a three-year term. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is $0.8 million, $0.6 million, $0.5 million, $0.3 million and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5. Property and Equipment

Property and equipment consists of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Land	$50,312	$39,130
Building and improvements	227,205	171,769
Equipment	33,715	19,773
Construction in progress	43,395	19,300

	354,627	249,972
Less accumulated depreciation	(24,892)	(13,030)

Property and equipment, net	$329,735	$236,942

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

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$(264)	$—	$(363)	$3,570

(Loss) income from discontinued operations, net of income taxes	$(182)	$(138)	$(572)	$22

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$294,375	$300,000
Senior Secured Revolving Line of Credit	19,500	—
12.875% Senior Notes due 2018	96,171	147,757
6.125% Senior Notes due 2021	150,000	—
9.0% and 9.5% Revenue Bonds	25,214	25,561

	585,260	473,318
Less: current portion	(13,305)	(7,680)

Long-term debt	$571,955	$465,638

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

On June 28, 2013, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Senior Credit Facility. The Second Amendment modified certain of the restrictive covenants contained therein to permit the Company to increase the amount of miscellaneous investments it may make, as well as to permit the Company to incur increased amounts of purchase money indebtedness in order to finance certain long-term capital leases.

On September 30, 2013, the Company entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Senior Credit Facility. The Third Amendment modified certain of the restrictive covenants contained therein to permit the incurrence by the Company of increased amounts of miscellaneous types of liens and indebtedness to facilitate its consummation of the acquisition of Longleaf.

The Company had $80.1 million of availability under the revolving line of credit as of September 30, 2013. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for September 30, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility) at September 30, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2013, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.5% for undrawn amounts for the period from December 31, 2012 through September 30, 2013.

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of September 30, 2013, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2013 and December 31, 2012, $2.2 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

9. Equity-Based Compensation

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of September 30, 2013, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $1.3 million and $3.7 million in equity-based compensation expense for the three and nine months ended September 30, 2013, respectively, and $0.5 million and $1.7 million in equity-based compensation expense for the three and nine months ended September 30, 2012, respectively. On April 30, 2013, certain non-employee directors affiliated with Waud Capital Partners, L.L.C. resigned from the Company’s Board of Directors in connection with the Company’s efforts to comply with NASDAQ’s board independence requirements. The Company recorded incremental equity-based compensation expense of $0.6 million related to the vesting of 20,090 shares of restricted stock that would have been forfeited had the awards not been modified to accelerate vesting.

As of September 30, 2013, there was $15.3 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $0.1 million and $2.2 million, respectively.

As of September 30, 2013, there were 3,750 warrants outstanding and exercisable with a weighted average exercise price of $14.00. The weighted average grant date fair value of unvested restricted stock awards as of September 30, 2013 was $23.63. The Company recognized a deferred income tax benefit of $0.6 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three and nine months ended September 30, 2013 was $0.1 million and $1.3 million, respectively. No tax benefits were recognized or realized during the three and nine months ended September 30, 2012.

Stock option activity during 2012 and 2013 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	346,821	$7.74	4.50	$947
Options granted	429,498	16.36	9.22	2,960
Options exercised	(124,194)	8.01	N/A	N/A
Options cancelled	(97,028)	14.70	N/A	N/A

Options outstanding at December 31, 2012	555,097	13.13	7.53	5,632
Options granted	387,800	29.80	9.37	1,031
Options exercised	(111,787)	10.21	N/A	N/A
Options cancelled	(28,826)	21.82	N/A	N/A

Options outstanding at September 30, 2013	802,284	21.07	8.23	9,210

Options exercisable at December 31, 2012	164,062	$6.63	3.59	$2,707

Options exercisable at September 30, 2013	131,210	$9.38	4.30	$3,345

Restricted stock activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	138,321	$9.40
Granted	318,170	13.04
Cancelled	(42,107)	14.25
Vested	(96,321)	9.40

Unvested at December 31, 2012	318,063	$15.73
Granted	266,845	30.28
Cancelled	(40,856)	19.47
Vested	(75,247)	16.08

Unvested at September 30, 2013	468,805	$23.63

Restricted stock unit activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	—	$—
Granted	86,485	16.11
Cancelled	(17,857)	15.96
Vested	—	—

Unvested at December 31, 2012	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at September 30, 2013	95,751	$23.05

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2013 and year ended December 31, 2012:

	September 30, 2013	December 31, 2012
Weighted average grant-date fair value of options	$11.32	$6.93
Risk-free interest rate	1.0%	1.2%
Expected volatility	40%	42%
Expected life (in years)	5.5	6.3

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

10. Income Taxes

The provision for income taxes for continuing operations for the three and nine months ended September 30, 2013 reflects effective tax rates of 34.7% and 37.4%, respectively. The provision for income taxes for continuing operations for the three and nine months ended September 30, 2012 reflects effective tax rates of 36.1% and 36.8%, respectively. The decrease in the tax rate for the three months ended September 30, 2013 is primarily attributable to the filing of the 2012 calendar year tax returns as well as certain state tax planning initiatives. The increase in the tax rate for the nine months ended September 30, 2013 is primarily attributable to the impact of additional state taxes associated with the Company’s expansions and acquisitions.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Amended and Restated Senior Credit Facility	$313,875	$300,000	$313,875	$300,000
12.875% Senior Notes due 2018	$96,171	$147,757	$117,731	$181,500
6.125% Senior Notes due 2021	$150,000	$—	$153,750	$—
9.0% and 9.5% Revenue Bonds	$25,214	$25,561	$25,214	$25,561
Contingent consideration liability	$6,500	$6,120	$6,500	$6,120

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liability at September 30, 2013 was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the nine months ended September 30, 2013, the Company changed its projections of the timing of future payments. This change resulted in a $0.4 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the condensed consolidated statements of operations.

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

13. Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. Management does not expect ASU 2013-11 to have a significant impact on the Company’s consolidated financial statements.

14. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. Presented below is consolidating financial information for the Company and its subsidiaries as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations. All of the subsidiary guarantees are full and unconditional and joint and several.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$—	$5,350	$(1,316)	$4,034
Accounts receivable, net	—	85,376	7,935	—	93,311
Deferred tax assets	—	12,705	314	—	13,019
Other current assets	—	31,504	1,012	—	32,516

Total current assets	—	129,585	14,611	(1,316)	142,880
Property and equipment, net	—	299,219	30,516	—	329,735
Goodwill	—	549,721	97,289	—	647,010
Intangible assets, net	—	17,193	1,990	—	19,183
Investment in subsidiaries	983,456	—	—	(983,456)	—
Other assets	14,158	7,699	2,321	—	24,178

Total assets	$997,614	$1,003,417	$146,727	$(984,772)	$1,162,986

Current liabilities:
Current portion of long-term debt	$13,125	$—	$180	$—	$13,305
Accounts payable	—	26,573	1,192	(1,316)	26,449
Accrued salaries and benefits	—	31,037	1,247	—	32,284
Other accrued liabilities	5,692	21,524	2,019	—	29,235

Total current liabilities	18,817	79,134	4,638	(1,316)	101,273
Long-term debt	513,996	—	57,959	—	571,955
Deferred tax liabilities – noncurrent	(1,732)	12,842	(6,131)	—	4,979
Other liabilities	—	18,246	—	—	18,246

Total liabilities	531,081	110,222	56,466	(1,316)	696,453

Total equity	466,533	893,195	90,261	(983,456)	466,533

Total liabilities and equity	$997,614	$1,003,417	$146,727	$(984,772)	$1,162,986

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$179,560	$11,014	$—	$190,574
Provision for doubtful accounts	—	(5,660)	(212)	—	(5,872)

Revenue	—	173,900	10,802	—	184,702
Salaries, wages and benefits	1,331	98,166	4,292	—	103,789
Professional fees	—	7,954	1,002	—	8,956
Supplies	—	9,170	636	—	9,806
Rents and leases	—	2,394	262	—	2,656
Other operating expenses	—	19,896	2,449	—	22,345
Depreciation and amortization	—	4,072	342	—	4,414
Interest expense, net	8,542	—	923	—	9,465
Transaction-related expenses	—	984	—	—	984

Total expenses	9,873	142,636	9,906	—	162,415
(Loss) income from continuing operations before income taxes	(9,873)	31,264	896	—	22,287
Equity in earnings of subsidiaries	21,087	—	—	(21,087)	—
(Benefit from) provision for income taxes	(3,150)	10,680	211	—	7,741

Income (loss) from continuing operations	14,364	20,584	685	(21,087)	14,546
Loss from discontinued operations, net of income taxes	—	(182)	—	—	(182)

Net income (loss)	$14,364	$20,402	$685	$(21,087)	$14,364

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$104,618	$—	$—	$104,618
Provision for doubtful accounts	—	(1,502)	—	—	(1,502)

Revenue	—	103,116	—	—	103,116
Salaries, wages and benefits	521	59,367	—	—	59,888
Professional fees	—	4,690	—	—	4,690
Supplies	—	4,831	—	—	4,831
Rents and leases	—	1,775	—	—	1,775
Other operating expenses	—	11,380	—	—	11,380
Depreciation and amortization	—	2,076	—	—	2,076
Interest expense, net	7,433	—	—	—	7,433
Transaction-related expenses	—	732	—	—	732

Total expenses	7,954	84,851	—	—	92,805
(Loss) income from continuing operations before income taxes	(7,954)	18,265	—	—	10,311
Equity in earnings of subsidiaries	11,532	—	—	(11,532)	—
(Benefit from) provision for income taxes	(2,872)	6,595	—	—	3,723

Income (loss) from continuing operations	6,450	11,670	—	(11,532)	6,588
Loss from discontinued operations, net of income taxes	—	(138)	—	—	(138)

Net income (loss)	$6,450	$11,532	$—	$(11,532)	$6,450

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$516,467	$22,763	$—	$539,230
Provision for doubtful accounts	—	(14,932)	(889)	—	(15,821)

Revenue	—	501,535	21,874	—	523,409
Salaries, wages and benefits	3,744	285,760	9,400	—	298,904
Professional fees	—	25,447	1,847	—	27,294
Supplies	—	26,718	1,299	—	28,017
Rents and leases	—	6,872	505	—	7,377
Other operating expenses	—	53,922	5,502	—	59,424
Depreciation and amortization	—	11,379	869	—	12,248
Interest expense, net	25,570	—	2,102	—	27,672
Debt extinguishment costs	9,350	—	—	—	9,350
Transaction-related expenses	—	3,813	—	—	3,813

Total expenses	38,664	413,911	21,524	—	474,099
(Loss) income from continuing operations before income taxes	(38,664)	87,624	350	—	49,310
Equity in earnings of subsidiaries	54,340	—	—	(54,340)	—
(Benefit from) provision for income taxes	(14,623)	33,143	(81)	—	18,439

Income (loss) from continuing operations	30,299	54,481	431	(54,340)	30,871
Loss from discontinued operations, net of income taxes	—	(572)	—	—	(572)

Net income (loss)	$30,299	$53,909	$431	$(54,340)	$30,299

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$298,638	$—	$—	$298,638
Provision for doubtful accounts	—	(5,429)	—	—	(5,429)

Revenue	—	293,209	—	—	293,209
Salaries, wages and benefits	1,691	171,899	—	—	173,590
Professional fees	—	13,521	—	—	13,521
Supplies	—	14,148	—	—	14,148
Rents and leases	—	6,244	—	—	6,244
Other operating expenses	—	30,768	—	—	30,768
Depreciation and amortization	—	5,332	—	—	5,332
Interest expense, net	22,186	—	—	—	22,186
Transaction-related expenses	—	2,097	—	—	2,097

Total expenses	23,877	244,009	—	—	267,886
(Loss) income from continuing operations before income taxes	(23,877)	49,200	—	—	25,323
Equity in earnings of subsidiaries	31,139	—	—	(31,139)	—
(Benefit from) provision for income taxes	(8,776)	18,083	—	—	9,307

Income (loss) from continuing operations	16,038	31,117	—	(31,139)	16,016
Income from discontinued operations, net of income taxes	—	22	—	—	22

Net income (loss)	$16,038	$31,139	$—	$(31,139)	$16,038

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$30,299	$53,909	$431	$(54,340)	$30,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	11,379	869	—	12,248
Amortization of debt issuance costs	1,686	—	—	—	1,686
Equity-based compensation expense	3,744	—	—	—	3,744
Deferred income tax expense	(70)	10,797	(182)	—	10,545
Loss from discontinued operations, net of taxes	—	572	—	—	572
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	16	—	—	16
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	54,340	—	—	(54,340)	—
Accounts receivable, net	—	(18,920)	542	—	(18,378)
Other current assets	—	(5,638)	(19)	—	(5,657)
Other assets	—	(1,676)	—	—	(1,676)
Accounts payable and other accrued liabilities	—	2,763	(167)	—	2,596
Accrued salaries and benefits	—	(3,660)	193	—	(3,467)
Other liabilities	—	7,693	(4,155)	—	3,538

Net cash provided by (used in) continuing operating activities	99,349	57,235	(2,488)	(108,680)	45,416
Net cash used in discontinued operating activities	—	(541)	—	—	(541)

Net cash provided by (used in) operating activities	99,349	56,694	(2,488)	(108,680)	44,875
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(135,605)	—	—	(135,605)
Cash paid for capital expenditures	—	(50,378)	(300)	—	(50,678)
Cash paid for real estate acquisitions	—	(4,676)	—	—	(4,676)
Other	—	(1,088)	—	—	(1,088)

Net cash used in investing activities	—	(191,747)	(300)	—	(192,047)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Net increase in revolving credit facility	19,500	—	—	—	19,500
Principal payments on long-term debt	(5,625)	—	—	—	(5,625)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,307)	—	—	—	(4,307)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Proceeds from stock option exercises	233	—	—	—	233
Excess tax benefit from equity awards	1,265	—	—	—	1,265
Cash (used in) provided by intercompany activity	(201,156)	85,746	8,046	107,364	—

Net cash (used in) provided by financing activities	(99,349)	85,746	8,046	107,364	101,807

Net (decrease) increase in cash and cash equivalents	—	(49,307)	5,258	(1,316)	(45,365)
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$—	$5,350	$(1,316)	$4,034

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Subsidiary Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$16,038	$31,139	$—	$(31,139)	$16,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	5,332	—	—	5,332
Amortization of debt issuance costs	1,869	—	—	—	1,869
Equity-based compensation expense	1,691	—	—	—	1,691
Deferred income tax expense	(439)	8,577	—	—	8,138
Loss from discontinued operations, net of taxes	—	(22)	—	—	(22)
Other	—	(9)	—	—	(9)
Change in operating assets and liabilities, net of effect of acquisitions:
Equity in earnings of subsidiaries	31,139	—	—	(31,139)	—
Accounts receivable, net	—	(13,597)	—	—	(13,597)
Other current assets	—	(3,677)	—	—	(3,677)
Other assets	—	1,029	—	—	1,029
Accounts payable and other accrued liabilities	—	4,817	—	—	4,817
Accrued salaries and benefits	—	527	—	—	527
Other liabilities	—	1,527	—	—	1,527

Net cash provided by (used in) continuing operating activities	50,298	35,643	—	(62,278)	23,663
Net cash used in discontinued operating activities	—	(328)	—	—	(328)

Net cash provided by (used in) operating activities	50,298	35,315	—	(62,278)	23,335
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(165,981)	—	—	(165,981)
Cash paid for capital expenditures	—	(14,511)	—	—	(14,511)
Cash paid for real estate acquisitions	—	(50,745)	—	—	(50,745)
Other	—	1,231	—	—	1,231

Net cash used in investing activities	—	(230,006)	—	—	(230,006)
Financing activities:
Borrowings on long-term debt	25,000	—	—	—	25,000
Principal payments on long-term debt	(6,000)	—	—	—	(6,000)
Payment of debt issuance costs	(1,197)	—	—	—	(1,197)
Issuance of common stock	138,954	—	—	—	138,954
Proceeds from stock option exercises	515	—	—	—	515
Cash (used in) provided by intercompany activity	(207,570)	145,292	—	62,278	—

Net cash (used in) provided by financing activities	(50,298)	145,292	—	62,278	157,272

Net decrease in cash and cash equivalents	—	(49,399)	—	—	(49,399)
Cash and cash equivalents at beginning of the period	—	61,118	—	—	61,118

Cash and cash equivalents at end of the period	$—	$11,719	$—	$—	$11,719

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2013, we operated 47 behavioral healthcare facilities with approximately 3,900 licensed beds in 21 states and Puerto Rico. During the nine months ended September 30, 2013, we acquired four facilities with an aggregate of 488 licensed beds and a 75-bed facility under construction, which opened on October 1, 2013. We also added 195 beds to our existing facilities and opened a 60-bed facility during the nine months ended September 30, 2013 and opened a 42-bed facility in October 2013. We expect to add over 300 total beds during 2013 (exclusive of acquisitions).

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

Acquisitions

On October 1, 2013, we completed the acquisition of the assets of Longleaf, an inpatient psychiatric facility with 68 licensed beds located in Alexandria, Louisiana, for cash consideration of $8.5 million.

On August 1, 2013, we completed the acquisition of The Refuge, an inpatient psychiatric facility near Ocala, Florida, licensed for 87 beds, for cash consideration of $14.1 million.

On May 1, 2013, we completed the acquisition of two facilities from United Medical Corporation, including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which opened on October 1, 2013, for cash consideration of $99.4 million.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Self-Pay	$7,994	4.2%	$2,482	2.4%	$16,444	3.0%	$5,376	1.8%
Commercial	47,309	24.8%	24,984	23.9%	135,703	25.2%	65,570	22.0%
Medicare	44,160	23.2%	12,492	11.9%	115,461	21.4%	33,351	11.2%
Medicaid	87,573	45.9%	63,256	60.5%	259,963	48.2%	186,750	62.5%
Other	3,538	1.9%	1,404	1.3%	11,659	2.2%	7,591	2.5%

Revenue before provision for doubtful accounts	190,574	100.0%	104,618	100.0%	539,230	100.0%	298,638	100.0%
Provision for doubtful accounts	(5,872)		(1,502)		(15,821)		(5,429)

Revenue	$184,702		$103,116		$523,409		$293,209

The following tables present a summary of our aging of accounts receivable as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Current	30-90 Days	90-150 Days	>150 Days	Total
Self-Pay	1.2%	2.6%	2.4%	3.8%	10.0%
Commercial	14.6%	6.7%	2.1%	2.4%	25.8%
Medicare	17.9%	7.5%	2.3%	3.1%	30.8%
Medicaid	23.2%	6.1%	1.6%	2.5%	33.4%

Total	56.9%	22.9%	8.4%	11.8%	100.0%

December 31, 2012

	Current	30-90 Days	90-150 Days	>150 Days	Total
Self-Pay	1.3%	2.2%	2.2%	3.5%	9.2%
Commercial	16.2%	6.5%	2.4%	3.1%	28.2%
Medicare	14.4%	2.0%	0.6%	0.9%	17.9%
Medicaid	26.6%	10.2%	3.8%	4.1%	44.7%

Total	58.5%	20.9%	9.0%	11.6%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$190,574		$104,618		$539,230		$298,638
Provision for doubtful accounts	(5,872)		(1,502)		(15,821)		(5,429)

Revenue	184,702	100.0%	103,116	100.0%	523,409	100.0%	293,209	100.0%
Salaries, wages and benefits	103,789	56.2%	59,888	58.1%	298,904	57.1%	173,590	59.2%
Professional fees	8,956	4.9%	4,690	4.6%	27,294	5.2%	13,521	4.6%
Supplies	9,806	5.3%	4,831	4.7%	28,017	5.4%	14,148	4.8%
Rents and leases	2,656	1.4%	1,775	1.7%	7,377	1.4%	6,244	2.2%
Other operating expenses	22,345	12.1%	11,380	11.0%	59,424	11.4%	30,768	10.5%
Depreciation and amortization	4,414	2.4%	2,076	2.0%	12,248	2.3%	5,332	1.8%
Interest expense	9,465	5.1%	7,433	7.2%	27,672	5.3%	22,186	7.6%
Debt extinguishment costs	—	—%	—	—%	9,350	1.8%	—	—%
Transaction-related expenses	984	0.5%	732	0.7%	3,813	0.7%	2,097	0.7%

Total expenses	162,415	87.9%	92,805	90.0%	474,099	90.6%	267,886	91.4%

Income from continuing operations before income taxes	22,287	12.1%	10,311	10.0%	49,310	9.4%	25,323	8.6%
Provision for income taxes	7,741	4.2%	3,723	3.6%	18,439	3.5%	9,307	3.2%

Income from continuing operations	$14,546	7.9%	$6,588	6.4%	$30,871	5.9%	$16,016	5.4%

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $86.0 million, or 82.2%, to $190.6 million for the three months ended September 30, 2013 from $104.6 million for the three months ended September 30, 2012. The increase related primarily to revenue generated during the three months ended September 30, 2013 from Timberline Knolls acquired on August 31, 2012, Park Royal acquired on November 11, 2012, BCA and AmiCare acquired on December 31, 2012, Greenleaf acquired on January 1, 2013, Delta acquired on January 31, 2013, the UMC Facilities acquired on May 1, 2013 and The Refuge acquired on August 1, 2013 (collectively the “Third and Fourth Quarter 2012 and 2013 Acquisitions”), which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts increased by $10.7 million, or 10.5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, resulting from same-facility growth in patient days of 8.4% and same-facility revenue per day of 1.4%.

Provision for doubtful accounts. The provision for doubtful accounts was $5.9 million for the three months ended September 30, 2013, or 3.1% of revenue before provision for doubtful accounts, compared to $1.5 million for the three months ended September 30, 2012, or 1.4% of revenue before provision for doubtful accounts. The increase as a percentage of revenue related primarily to the changes in our payor mix from the Third and Fourth Quarter 2012 and 2013 Acquisitions. The same-facility provision for doubtful accounts was $2.3 million for the three months ended September 30, 2013, or 2.0% of revenue before provision for doubtful accounts, compared to $1.4 million for the three months ended September 30, 2012, or 1.4% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $103.8 million for the three months ended September 30, 2013 compared to $59.9 million for the three months ended September 30, 2012, an increase of $43.9 million. SWB expense included $1.3 million and $0.5 million of equity-based compensation expense for the three months ended September 30, 2013 and 2012, respectively. Excluding equity-based compensation expense, SWB expense was $102.5 million, or 55.5% of revenue, for the three months ended September 30, 2013, compared to $59.4 million, or 57.6% of revenue, for the three months ended September 30, 2012. The $43.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the Third and Fourth Quarter 2012 and 2013 Acquisitions. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of lower SWB expense incurred by Timberline Knolls acquired on August 31, 2012 and BCA acquired on December 31, 2012. Same-facility SWB expense was $59.7 million for the three months ended September 30, 2013, or 54.2% of revenue, compared to $53.8 million for the three months ended September 30, 2012, or 53.7% of revenue.

Professional fees. Professional fees were $9.0 million for the three months ended September 30, 2013, or 4.9% of revenue, compared to $4.7 million for the three months ended September 30, 2012, or 4.6% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to higher professional fees incurred by the facilities acquired in our Third and Fourth Quarter 2012 and 2013 Acquisitions, which had higher professional fees as a percentage of revenue than our existing facilities. Same-facility professional fees were $3.6 million for the three months ended September 30, 2013, or 3.3% of revenue, compared to $3.4 million, for the three months ended September 30, 2012, or 3.4% of revenue.

Supplies. Supplies expense was $9.8 million for the three months ended September 30, 2013, or 5.3% of revenue, compared to $4.8 million for the three months ended September 30, 2012, or 4.7% of revenue. The $5.0 million increase in supplies expense was primarily attributable to the Third and Fourth Quarter 2012 and 2013 Acquisitions, which had higher supplies expense as a percentage of revenue than our existing facilities. Same-facility supplies expense was $5.1 million for the three months ended September 30, 2013, or 4.7% of revenue, compared to $4.7 million for the three months ended September 30, 2012, or 4.7% of revenue.

Rents and leases. Rents and leases were $2.7 million for the three months ended September 30, 2013, or 1.4% of revenue, compared to $1.8 million for the three months ended September 30, 2012, or 1.7% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the purchase of six facilities during 2012 that were previously leased. Same-facility rents and leases were $1.6 million for the three months ended September 30, 2013, or 1.4% of revenue, compared to $1.7 million for the three months ended September 30, 2012, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $22.3 million for the three months ended September 30, 2013, or 12.1% of revenue, compared to $11.4 million for the three months ended September 30, 2012, or 11.0% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our Third and Fourth Quarter 2012 and 2013 Acquisitions, which had higher other operating expenses as a percentage of revenue than our existing facilities. Same-facility other operating expenses were $12.3 million for the three months ended September 30, 2013, or 11.2% of revenue, compared to $10.8 million for the three months ended September 30, 2012, or 10.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $4.4 million for the three months ended September 30, 2013, or 2.4% of revenue, compared to $2.1 million for the three months ended September 30, 2012, or 2.0% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with real estate purchases of $53.2 million and capital expenditures during 2012 and real estate acquired as part of the Third and Fourth Quarter 2012 and 2013 Acquisitions.

Interest expense. Interest expense was $9.5 million for the three months ended September 30, 2013 compared to $7.4 million for the three months ended September 30, 2012. The increase in interest expense was primarily a result of increased borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $1.0 million for the three months ended September 30, 2013 compared to $0.7 million for the three months ended September 30, 2012. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2012 and 2013 Acquisitions, as summarized below (in thousands):

	Three Months Ended September 30,
	2013	2012
Legal, accounting and other fees	$841	$629
Severance and contract termination costs	143	103

	$984	$732

Provision for income taxes. For the three months ended September 30, 2013, the provision for income taxes was $7.7 million, reflecting an effective tax rate of 34.7%, compared to $3.7 million, reflecting an effective tax rate of 36.1%, for the same period of 2012. The decrease in the tax rate for the three months ended September 30, 2013 is primarily attributable to the filing of the 2012 calendar year tax returns as well as certain state tax planning initiatives.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $240.6 million, or 80.6%, to $539.2 million for the nine months ended September 30, 2013 from $298.6 million for the nine months ended September 30, 2012. The increase related primarily to revenue generated during the nine months ended September 30, 2013 from the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012, Park Royal acquired on November 11, 2012, BCA and AmiCare acquired on December 31, 2012, Greenleaf acquired on January 1, 2013, Delta acquired on January 31, 2013, the UMC Facilities acquired on May 1, 2013 and The Refuge acquired on August 1, 2013 (collectively the “2012 and 2013 Acquisitions”). Same-facility revenue before provision for doubtful accounts increased by $31.1 million, or 10.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, resulting from same-facility growth in patient days of 9.3% and same-facility revenue per day of 1.1%.

Provision for doubtful accounts. The provision for doubtful accounts was $15.8 million for the nine months ended September 30, 2013, or 2.9% of revenue before provision for doubtful accounts, compared to $5.4 million for the nine months ended September 30, 2012, or 1.8% of revenue before provision for doubtful accounts. The increase as a percentage of revenue related primarily to the changes in our payor mix from the 2012 and 2013 Acquisitions. The same-facility provision for doubtful accounts was $6.5 million for the nine months ended September 30, 2013, or 2.0% of revenue before provision for doubtful accounts, compared to $5.3 million for the nine months ended September 30, 2012, or 1.8% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $298.9 million for the nine months ended September 30, 2013 compared to $173.6 million for the nine months ended September 30, 2012, an increase of $125.3 million. SWB expense included $3.7 million and $1.7 million of equity-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. Excluding equity-based compensation expense, SWB expense was $295.2 million, or 56.4% of revenue, for the nine months ended September 30, 2013, compared to $171.9 million, or 58.6% of revenue, for the nine months ended September 30, 2012. The $123.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the 2012 and 2013 Acquisitions. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of lower SWB expense incurred by the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012 and BCA acquired on December 31, 2012. Same-facility SWB expense was $170.1 million for the nine months ended September 30, 2013, or 54.0% of revenue, compared to $157.0 million for the nine months ended September 30, 2012, or 55.0% of revenue.

Professional fees. Professional fees were $27.3 million for the nine months ended September 30, 2013, or 5.2% of revenue, compared to $13.5 million for the nine months ended September 30, 2012, or 4.6% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to higher professional fees incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher professional fees as a percentage of revenue than our existing facilities. Same-facility professional fees were $10.5 million for the nine months ended September 30, 2013, or 3.3% of revenue, compared to $10.2 million, for the nine months ended September 30, 2012, or 3.6% of revenue.

Supplies. Supplies expense was $28.0 million for the nine months ended September 30, 2013, or 5.4% of revenue, compared to $14.1 million for the nine months ended September 30, 2012, or 4.8% of revenue. The $13.9 million increase in supplies expense was primarily attributable to the 2012 and 2013 Acquisitions, which had higher supplies expense as a percentage of revenue than our existing facilities. Same-facility supplies expense was $14.8 million for the nine months ended September 30, 2013, or 4.7% of revenue, compared to $13.7 million for the nine months ended September 30, 2012, or 4.8% of revenue.

Rents and leases. Rents and leases were $7.4 million for the nine months ended September 30, 2013, or 1.4% of revenue, compared to $6.2 million for the nine months ended September 30, 2012, or 2.2% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the purchase of six facilities during 2012 that were previously leased. Same-facility rents and leases were $4.4 million for the nine months ended September 30, 2013, or 1.4% of revenue, compared to $5.9 million for the nine months ended September 30, 2012, or 2.1% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $59.4 million for the nine months ended September 30, 2013, or 11.4% of revenue, compared to $30.8 million for the nine months ended September 30, 2012, or 10.5% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher other operating expenses as a percentage of revenue than our existing facilities. Same-facility other operating expenses were $32.8 million for the nine months ended September 30, 2013, or 10.4% of revenue, compared to $29.5 million for the nine months ended September 30, 2012, or 10.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $12.2 million for the nine months ended September 30, 2013, or 2.3% of revenue, compared to $5.3 million for the nine months ended September 30, 2012, or 1.8% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with real estate purchases of $53.2 million and capital expenditures during 2012 and real estate acquired as part of the 2012 and 2013 Acquisitions.

Interest expense. Interest expense was $27.7 million for the nine months ended September 30, 2013 compared to $22.2 million for the nine months ended September 30, 2012. The increase in interest expense was primarily a result of increased borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $3.8 million for the nine months ended September 30, 2013 compared to $2.1 million for the nine months ended September 30, 2012. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2012 and 2013 Acquisitions, as summarized below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Legal, accounting and other fees	$2,644	$1,958
Severance and contract termination costs	1,169	139

	$3,813	$2,097

Provision for income taxes. For the nine months ended September 30, 2013, the provision for income taxes was $18.4 million, reflecting an effective tax rate of 37.4%, compared to $9.3 million, reflecting an effective tax rate of 36.8%, for the same period of 2012. The increase in the tax rate for the nine months ended September 30, 2013 is primarily attributable to the impact of additional state taxes associated with the Company’s expansions and acquisitions.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2013 was $45.4 million compared to $23.7 million for the nine months ended September 30, 2012. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2012 and 2013 Acquisitions and the growth in same-facility operations. Days sales outstanding (“DSO”) as of September 30, 2013 was 46 compared to 39 as of December 31, 2012. The increase in DSO was primarily attributable to longer collection periods at our facilities acquired during 2013. As of September 30, 2013 and December 31, 2012, we had working capital of $41.6 million and $69.1 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2013 was $192.0 million compared to $230.0 million for the nine months ended September 30, 2012. Cash used in investing activities for the nine months ended September 30, 2013 primarily consisted of $135.6 million of cash paid for acquisitions. Cash paid for capital expenditures for the nine months ended September 30, 2013 was $50.7 million, consisting of $11.0 million of routine capital expenditures and $39.7 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.1% of revenue for the nine months ended September 30, 2013. Cash paid for real estate acquisitions was $4.7 million for the nine months ended September 30, 2013. Cash used in investing activities for the nine months ended September 30, 2012 consisted primarily of cash paid for acquisitions of $166.0 million, cash paid for capital expenditures of $14.5 million and cash paid for real estate acquisitions of $50.7 million.

Cash provided by financing activities for the nine months ended September 30, 2013 was $101.8 million compared to $157.3 million for the nine months ended September 30, 2012. Cash provided by financing activities for the nine months ended September 30, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, a net increase in revolving credit facility of $19.5 million, an excess tax benefit from equity awards of $1.3 million and proceeds from stock option exercises of $0.2 million, partially offset by repayment of long-term debt of $52.5 million, payment of premium on note redemption of $6.8 million, principal payments on long-term debt of $5.6 million and payment of debt issuance costs of $4.3 million. Cash provided by financing activities for the nine months ended September 30, 2012 primarily consisted of borrowings on long-term debt of $25.0 million, proceeds from the issuance of common stock of $139.0 million and proceeds from stock option exercises of $0.5 million, partially offset by principal payments on long-term debt of $6.0 million and payment of debt issuance costs of $1.2 million.

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

On June 28, 2013, the Company entered into the Second Amendment to the Amended and Restated Senior Credit Facility. The Second Amendment modified certain of the restrictive covenants contained therein to permit the Company to increase the amount of miscellaneous investments it may make, as well as to permit the Company to incur increased amounts of purchase money indebtedness in order to finance certain long-term capital leases.

On September 30, 2013, the Company entered into the Third Amendment to the Amended and Restated Senior Credit Facility. The Third Amendment modified certain of the restrictive covenants contained therein to permit the incurrence by the Company of increased amounts of miscellaneous types of liens and indebtedness to facilitate its consummation of the acquisition of Longleaf.

The Company had $80.1 million of availability under the revolving line of credit as of September 30, 2013. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The amended term loans require quarterly principal payments of $1.9 million for September 30, 2013 to December 31, 2013, $3.8 million for March 31, 2014 to December 31, 2014, $5.6 million for March 31, 2015 to December 31, 2015, $7.5 million for March 31, 2016 to December 31, 2016, and $9.4 million for March 31, 2017 to September 30, 2017, with the remaining principal balance due on the maturity date of December 31, 2017. The Amended and Restated Senior Credit Facility also provides for a $50.0 million incremental credit facility, subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s domestic subsidiaries (other than Park Royal) and are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than Park Royal). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Senior Credit Facility). The Applicable Rate (as defined in the Amended and Restated Senior Credit Facility) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Senior Credit Facility) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Senior Credit Facility) at September 30, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Senior Credit Facility) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Senior Credit Facility) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2013, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through September 30, 2013.

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

The Amended and Restated Senior Credit Facility requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants. A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 10.0% of total revenues of the Company and its subsidiaries); (xv) prepayment or redemption of certain senior unsecured debt; and (xvi) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2013;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio
September 30, 2013	5.25:1.0
December 31, 2013	5.00:1.0
March 31, 2014	4.75:1.0
June 30, 2014	4.75:1.0
September 30, 2014	4.75:1.0
December 31, 2014	4.50:1.0
March 31, 2015	4.50:1.0
June 30, 2015	4.50:1.0
September 30, 2015	4.50:1.0
December 31, 2015 and each fiscal quarter ending thereafter	4.00:1.0

•	The consolidated senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
September 30, 2013	3.50:1.0
December 31, 2013—September 30, 2014	3.25:1.0
December 31, 2014 and each fiscal quarter ending thereafter	3.00:1.0

As of September 30, 2013, the Company was in compliance with all of the above covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2013 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$40,531	$111,212	$301,111	$358,792	$811,646
Operating leases	7,927	12,429	7,551	21,383	49,290
Purchase and other obligations (b)	5,281	2,562	3,080	—	10,923

Total obligations and commitments	$53,739	$126,203	$311,742	$380,175	$871,859

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 3.25% per annum for our variable-rate debt based on the rate in place as of September 30, 2013.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments of up to $7.0 million related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2013 was composed of $271.4 million of fixed-rate debt and $313.9 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.6 million on an annual basis based upon our borrowing level at September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company withheld shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted stock, as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 – July 31	—	$—	—	—
August 1 – August 31	961	38.10	—	—
September 1 – September 30	—	—	—	—

Total	961

Item 6. Exhibits

Exhibit No.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

10.1*	Third Amendment, dated as of September 30, 2013, to the Amended and Restated Credit Facility, dated December 31, 2012, by and among Bank of America, N.A. (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc., the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto.

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth

David M. Duckworth Chief Financial Officer

Dated: October 30, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

10.1*	Third Amendment, dated as of September 30, 2013, to the Amended and Restated Credit Facility, dated December 31, 2012, by and among Bank of America, N.A. (Administrative Agent, Swing Line Lender and L/C Issuer) and Acadia Healthcare Company, Inc., the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto.

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.