Form 10-K
period 2013-12-31
Acadia Healthcare Company, Inc.
filed 2014-02-21
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $1.2 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Market of $33.07 per share.

As of February 21, 2014, there were 50,557,452 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be held on May 22, 2014 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2013, we operated 51 behavioral healthcare facilities with approximately 4,200 licensed beds in 23 states and Puerto Rico. During the year ended December 31, 2013, we acquired seven facilities with an aggregate of 694 licensed beds including a 75-bed facility under construction, which opened on October 1, 2013. In addition, we added 325 new beds during the year ended December 31, 2013, including opening two newly-developed facilities with a combined 102 licensed beds. We expect to add over 300 total beds during 2014 (exclusive of acquisitions).

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. Management believes that the acquisitions described below position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Market under the symbol “ACHC.” Our principal executive offices are located at 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

On January 1, 2014, we completed the acquisition of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

On December 1, 2013, we completed the acquisition of the assets of Cascade Behavioral Hospital (“Cascade”), an inpatient psychiatric facility with 63 licensed beds located in Tukwila, Washington, for cash consideration of $19.6 million.

On October 1, 2013, we completed the acquisition of the assets of Longleaf Hospital (“Longleaf”), an inpatient psychiatric facility with 68 licensed beds located in Alexandria, Louisiana, for cash consideration of $8.3 million.

On August 1, 2013, we completed the acquisition of The Refuge, a Healing Place (“The Refuge”), an inpatient psychiatric facility near Ocala, Florida, with 87 licensed beds, for cash consideration of $14.1 million.

On May 1, 2013, we completed the acquisition of two facilities from United Medical Corporation (the “UMC Facilities”), including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which opened on October 1, 2013, for cash consideration of $99.4 million.

On January 31, 2013, we completed the acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center (“Delta”), a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.0 million.

On January 1, 2013, we completed the acquisition of the assets of Greenleaf Center (“Greenleaf”), an inpatient psychiatric facility with 50 licensed beds located in Valdosta, Georgia, for cash consideration of $6.3 million.

On December 31, 2012, we completed the acquisition of Behavioral Centers of America, LLC (“BCA”) for total cash consideration of $143.0 million, which excluded severance costs of $0.7 million recorded in transaction-related expenses in the consolidated statements of operations. We used the net proceeds from the December 2012 sale of Acadia common stock and borrowings under our amended and restated senior credit facility dated December 31, 2012 (as amended from time to time, the “Amended and Restated Senior Credit Facility”) to fund the acquisition. In the BCA acquisition, we acquired three inpatient psychiatric facilities and one psychiatric hospital within a hospital. The facilities are located in Ohio, Michigan and Texas and have an aggregate of 278 licensed inpatient beds.

On December 31, 2012, we completed the acquisition of AmiCare Behavioral Centers, LLC (“AmiCare”) for total cash consideration of $112.6 million, which excluded severance costs of $2.1 million recorded in transaction-related expenses in the consolidated statements of operations. We used the net proceeds from the December 2012 sale of Acadia common stock and borrowings under our Amended and Restated Senior Credit Facility to fund the acquisition. In the AmiCare acquisition, we acquired four inpatient psychiatric facilities in Arkansas that have an aggregate of 330 licensed inpatient beds.

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

On August 31, 2012, we completed the acquisition of the assets of Timberline Knolls, LLC (“Timberline Knolls”), an inpatient behavioral health facility with 122 licensed beds located outside of Chicago in Lemont, Illinois. The total consideration of $75.6 million paid for the business and related assets represents total payments of $89.8 million less amounts paid for transactions that were deemed to be separate from the business combination. Additionally, in connection with this acquisition, we funded an employment retention bonus of $1.2 million.

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

For the years ended December 31, 2013 and 2012, we generated revenue of $713.4 million and $407.5 million, respectively. On a pro forma basis for the years ended December 31, 2013 and 2012, giving effect to the Haven Facilities, Timberline Knolls, Park Royal, AmiCare, BCA, Greenleaf, Delta, UMC Facilities, The Refuge, Longleaf and Cascade acquisitions (collectively the “2012 and 2013 Acquisitions”) described above as if such acquisitions had been completed as of January 1, 2012, we would have generated pro forma revenue of $753.6 million and $683.7 million, respectively. See Pro Forma Financial Information and Note 4 – Acquisitions in the Consolidated Financial Statements for additional details about pro forma information.

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

Financing Transactions

On February 13, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our Amended and Restated Credit Agreement, dated December 31, 2012 (the “Amended and Restated Credit Agreement”), to increase the size of our Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in our having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to us in terms of our financial and other restrictive covenants. The Company had $46.1 million of availability under the revolving line of credit as of December 31, 2013.

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013.

On March 12, 2013, we redeemed $52.5 million of the 12.875% Senior Notes due 2018 (the “12.875% Senior Notes”) using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

On December 31, 2012, we amended and restated our existing senior secured credit agreement, to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. We used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012. The credit agreement was amended further in 2013 and 2014 as disclosed above and in our other filings with the Securities and Exchange Commission (“SEC”).

On December 12, 2012, we completed the offering of 7,000,000 shares of Acadia common stock and on December 24, 2012, we completed the offering of 1,050,000 shares of Acadia common stock sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. We used the net proceeds principally to fund the acquisitions of AmiCare and BCA on December 31, 2012.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 170 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The extensive national experience and operational expertise of our management team gives us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

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

Diversified revenue and payor bases. As of December 31, 2013, we operated 51 facilities in 23 states and Puerto Rico. Our payor, patient/client and geographic diversity mitigates the potential risk associated with any single facility. For the year ended

December 31, 2013, we received 48% of our revenue from Medicaid, 25% from commercial payors, 22% from Medicare, and 5% from self-pay and other payors. As we receive Medicaid payments from 30 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. No facility accounted for more than 6% of revenue for the year ended December 31, 2013. Additionally, no state accounted for more than 17% of revenue for the year ended December 31, 2013. Management believes that our geographic diversity mitigates the impact of any financial or budgetary pressure that may arise in a particular state where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2013, our maintenance capital expenditures amounted to 2.3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase licensed bed counts in our existing facilities, with a focus on increasing the number of acute psychiatric beds. During the year ended December 31, 2013, we added 223 beds to our existing facilities and opened a 60-bed facility and a 42-bed facility. We expect to add over 300 total beds during 2014 (exclusive of acquisitions). Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration, especially with respect to our youth and adolescent focused services and our substance abuse services.

Types of Facilities and Services

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric and specialty facilities; residential treatment centers; outpatient community-based services; and other behavioral services. The table below presents the percentage of our total revenue attributed to each category for the year ended December 31, 2013:

Facility/Service	Revenue for the Year Ended December 31, 2013
Acute inpatient psychiatric and specialty facilities	66%
Residential treatment centers	29%
Outpatient community-based services	5%

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

As of December 31, 2013, we operated 35 facilities that provided acute care/specialty services in addition to other services.

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

As of December 31, 2013, we operated 16 facilities that provided residential treatment care, in addition to other services.

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

As of December 31, 2013, we operated five facilities that primarily provided community-based services.

Other Behavioral Services

We provide management, administrative and help line services through contracts with major railroads and a call center contract with Wayne County, Michigan.

We also provide inpatient contract management services whereby we manage behavioral health care programs within third-party medical/surgical hospitals.

Facilities

The following table summarizes the services provided by, and information regarding, our facilities as of January 31, 2014.

Facility	Date Acquired / Opened	Type of Facility or Key Service (1)	City	State	# of Licensed Beds	Owned / Leased
Vermilion Behavioral Health Systems	06/06	IPF	Lafayette	LA	78	Leased
Acadia Montana	09/06	RTC	Butte	MT	92	Owned
Abilene Behavioral Health	11/07	IPF	Abilene	TX	92	Owned
RiverWoods Behavioral Health System	09/08	IPF	Riverdale	GA	75	Owned
Acadiana Addiction Center	03/09	IPF	Lafayette	LA	41	Leased
The Village	11/09	RTC	Louisville	TN	145	Leased
Ascent Children’s Health Services	04/11	CBS	Jonesboro	AR	N/A	Owned
Casa Grande (2)	04/11	RTC	Casa Grande	AZ	32	Owned
Desert Hills	04/11	RTC	Albuquerque	NM	124	Owned
Lakeland Behavioral Health System	04/11	IPF and RTC	Springfield	MO	202	Owned
Millcreek of Arkansas	04/11	RTC	Fordyce	AR	172	Owned
Millcreek of Magee	04/11	RTC	Magee	MS	233	Owned
Millcreek of Pontotoc	04/11	RTC	Pontotoc	MS	51	Owned
Oasis Behavioral Health	04/11	IPF and RTC	Chandler	AZ	87	Owned
Options Behavioral Health System	04/11	IPF and RTC	Indianapolis	IN	82	Leased
Resource Treatment Facility	04/11	RTC	Indianapolis	IN	102	Leased
Resolute Treatment Center	04/11	RTC	Indianapolis	IN	86	Leased
Southwood Hospital	04/11	IPF and RTC	Pittsburgh	PA	118	Owned
Detroit Behavioral Institute – Capstone Academy	11/11	RTC	Detroit	MI	98	Owned
Harmony Healthcare (3)	11/11	CBS	Various locations	NV	N/A	Leased
Harbor Oaks Hospital	11/11	IPF	New Baltimore	MI	71	Owned
Highland Ridge Hospital	11/11	IPF	Midvale	UT	83	Owned
MeadowWood Behavioral Health System	11/11	IPF	New Castle	DE	78	Owned
Mount Regis	11/11	IPF	Salem	VA	25	Owned
Seven Hills Hospital	11/11	IPF	Las Vegas	NV	58	Owned
Wellplace	11/11	CBS	Monroeville	PA	N/A	Leased
Blue Ridge Mountain Recovery Center	02/12	IPF	Ball Ground	GA	50	Owned
Red River Hospital	03/12	IPF	Wichita Falls	TX	74	Owned
Rolling Hills Psychiatric Hospital	03/12	IPF	Ada	OK	60	Owned
Sonora Behavioral Health	03/12	IPF	Tucson	AZ	72	Owned
Timberline Knolls	09/12	IPF	Lemont	IL	140	Owned
Park Royal Hospital	11/12	IPF	Fort Myers	FL	103	Owned
Piney Ridge Center	12/12	RTC	Fayetteville	AR	112	Owned
Riverview Behavioral Health	12/12	IPF	Texarkana	AR	62	Owned
Vantage Point	12/12	IPF	Fayetteville	AR	92	Owned
Valley Behavioral Health System	12/12	IPF	Fort Smith	AR	75	Owned
Cedar Crest Hospital & RTC	12/12	IPF and RTC	Killeen	TX	94	Owned
Ohio Hospital for Psychiatry	12/12	IPF	Columbus	OH	90	Owned
StoneCrest Center	12/12	IPF	Detroit	MI	90	Owned
Ten Lakes Center	12/12	IPF	Dennison	OH	16	Owned
Greenleaf	1/13	IPF	Valdosta	GA	50	Owned
Delta Medical Center	1/13	IPF and MS	Memphis	TN	243	Owned
Lakeview Behavioral Health	4/13	IPF	Norcross	GA	60	Owned
San Juan Capestrano Hospital	5/13	IPF	Rio Piedras	Puerto Rico	108	Owned
The Refuge	8/13	IPF	Ocklawaha	FL	87	Owned
Longleaf Hospital	10/13	IPF	Alexandria	LA	68	Owned
North Tampa Behavioral Hospital	10/13	IPF	Wesley Chapel	FL	75	Owned
Rebound Behavioral Health	10/13	IPF	Lancaster	SC	42	Owned
Cascade Behavioral Hospital	12/13	IPF	Tukwila	WA	63	Owned
Pacific Grove Hospital	1/14	IPF	Riverside	CA	68	Owned

(1)	The following definitions apply to the services listed in this column: “IPF” means acute inpatient psychiatric/specialty facility; “RTC” means residential treatment care; “CBS” means outpatient community-based services; and “MS” means medical/surgical facility.
(2)	Closed for renovation prior to 2011. Re-opened during first quarter 2012.
(3)	Three outpatient clinics, two located in Las Vegas and one in Henderson.

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. See – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue and Accounts Payable for additional disclosure. Other information related to our revenues, income and other operating information is provided in our Consolidated Financial Statements.

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

Audits

Government healthcare program participating healthcare facilities are subject to federal and state audits to validate the accuracy of claims submitted to the government healthcare programs. If these audits identify overpayments, we could be required to make substantial repayments, subject to various administrative appeal rights. Several of our facilities have undergone claims audits related to their receipt of government healthcare program payments during the last several years with no material overpayments identified. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid payments in certain circumstances, which could adversely affect our cash flow.

The Anti-Kickback Statute and Stark Law

A provision of the Social Security Act known as the Anti-Kickback Statute prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items paid for by a government healthcare program. The Anti-Kickback Statute may be found to have been violated if only one purpose of the payment or remuneration is to induce referrals. A provider is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute to be found guilty of violating the law.

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

The Social Security Act also includes a provision regarding physician self-referrals, commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have an ownership or other financial interest for the furnishing of any “designated health services.” A violation of the Stark Law may result in a denial of payment, require refunds to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that entity fails to report required information, exclusion from the government healthcare programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. Our financial arrangements with physicians are structured to comply with the statutory exceptions to the Stark Law and subsequent regulations. However, future Stark Law regulations may enforce provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

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

Acadia maintains workers compensation insurance coverage on a claims-made basis with a $500,000 deductible per claim. We maintain coverage for general and professional liability claims with a $250,000 deductible and an aggregate limit of $35 million. Certain of our facilities are fully insured with no deductible.

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

Employees

As of December 31, 2013, we had approximately 11,000 employees, of which approximately 7,500 were employed full-time. Approximately 900 of our employees, at six of our 51 facilities, are represented by labor unions who are covered by collective bargaining agreements. We are not currently renegotiating the collective bargaining agreements for any of these facilities. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Seasonality of Demand for Services

Due to the large number of children and adolescent patients served, our inpatient behavioral healthcare facilities typically experience lower patient volumes and revenue during the summer months, holidays and other periods when school is out of session.

Pro Forma Financial Information

This report contains certain unaudited information, including revenue and operating statistics based on revenue, that is presented on a pro forma basis assuming that acquisitions we completed during 2012 and 2013 occurred as of an earlier date. The unaudited pro forma information gives effect to each acquisition as if it occurred on January 1, 2012. Management believes that the pro forma financial information is helpful given the rapid growth of Acadia through acquisitions. The unaudited pro forma financial information has been prepared using the acquisition method of accounting for business combinations under Generally Accepted Accounting Principles (“GAAP”). The unaudited pro forma financial information is for illustrative purposes only and does not purport to represent what our financial condition or results of operations actually would have been had the events in fact occurred on the assumed date or to project our financial condition or results of operations for any future date or future period. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this report and the financial statements of Acadia and the acquired companies in other reports that we have filed with the SEC.

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file or furnish information electronically with the SEC at www.sec.gov. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

A significant portion of our revenues is from government healthcare programs, principally Medicare and Medicaid. For the year ended December 31, 2013, Acadia derived approximately 70% of its revenues from the Medicare and Medicaid programs.

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

As of December 31, 2013, we had $617.1 million of total debt, which included $346.0 million of debt under our Amended and Restated Senior Credit Facility, $96.2 million (net of a discount of $1.3 million) of debt under our 12.875% Senior Notes, $150.0 million of debt under our 6.125% Senior Notes due 2021 (together with the 12.875% Senior Notes, the “Senior Notes”) and $24.9 million (including a premium of $2.1 million) of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”). Our substantial debt could have important consequences to our business. For example, it could:

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

We may incur substantial additional debt, including additional notes and other secured debt, in the future. Although the indentures governing our outstanding Senior Notes and our Amended and Restated Senior Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

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

The restrictions may prevent us from taking actions that management believes would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to our financing arrangements if for any reason we are unable to comply with our financial covenants. The breach of any of these covenants and restrictions could result in a default under the indentures governing the Senior Notes or under the Amended and Restated Senior Credit Facility, which could result in an acceleration of our debt.

If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our debt, including a default under the Amended and Restated Senior Credit Facility, and the remedies sought by the holders of such debt, could adversely affect our ability to pay the principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including the Amended and Restated Senior Credit Facility and the indentures governing the Senior Notes), we would be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under the Amended and Restated Senior Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such debt, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the indentures governing the Senior Notes and the agreement governing the Amended and Restated Senior Credit Facility have customary cross-default provisions, if the debt under the Senior Notes or under the Amended and Restated Senior Credit Facility is accelerated, we may be unable to repay or refinance the amounts due.

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

Furthermore, the availability of liquidity and capital resources to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under our Amended and Restated Senior Credit Facility and the Senior Notes). The current economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the Amended and Restated Senior Credit Facility, causing them to fail to meet their obligations to us.

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

Many of our facilities are also accredited by third-party accreditation agencies such as The Joint Commission. If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

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

The Health Reform Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Health Reform Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute in order to be found guilty of violating such law. The Health Reform Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Health Reform Legislation provides that a healthcare provider that knowingly retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act.

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

Increased labor union activity is another factor that could adversely affect our labor costs. As of January 31, 2014, labor unions represented employees at only six of our 52 facilities. To the extent that a greater portion of our employee base unionizes, it is possible that our labor costs could increase materially.

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

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included UHS, Aurora Behavioral Health Care and private equity firms. Also, suitable acquisitions may not be accomplished due to unfavorable terms.

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

Although we have facilities in 23 states and Puerto Rico, we have substantial operations in each of Arkansas, Michigan, Mississippi, Tennessee and Texas, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

At December 31, 2013, we operated 51 facilities, 16 of which are located in Arkansas, Michigan, Mississippi, Tennessee and Texas. Our revenues in those states represented approximately 45% of our revenue for the year ended December 31, 2013. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

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

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially; CMS has recently sought stakeholder comments concerning the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, such as ours, to accept the transfer of such patients. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA are proposed and adopted, our results of operations may be harmed.

An increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the agings of the receivables and historical collection experience. At December 31, 2013, our allowance for doubtful accounts represented approximately 19% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including implementation of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC and NASDAQ. Enacted in July 2010, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Management expects these laws and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although management is currently unable to estimate these costs with any degree of certainty. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are party to a stockholders agreement with Waud Capital Partners which provides it with certain rights over Company matters.

As of February 21, 2014, Waud Capital Partners owned approximately 23% of our outstanding common stock. In accordance with the terms of the stockholders agreement among Waud Capital Partners, Acadia and certain current and former members of our management, for so long as Waud Capital Partners owns at least 17.5% of our outstanding common stock, it is entitled to designate the pro rata number of our directors that is proportional (but rounded up to the nearest whole number) to its percentage ownership of our outstanding common stock, subject to the NASDAQ rules regarding director independence, and has consent rights to many corporate actions, such as issuing equity or debt securities, paying dividends, acquiring any interest in another company and materially changing our business activities. It is possible that the interests of Waud Capital Partners may in some circumstances conflict with our interests and the interests of our other stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Common Stock

Our common stock began trading on November 1, 2011 and is listed for trading on the NASDAQ Global Market under the symbol “ACHC.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the two most recent fiscal years:

	High	Low
Year ended December 31, 2012:
First Quarter	$16.50	$9.38
Second Quarter	$18.60	$14.40
Third Quarter	$24.12	$15.08
Fourth Quarter	$24.83	$18.53

Year ended December 31, 2013:
First Quarter	$29.50	$22.64
Second Quarter	$35.78	$27.85
Third Quarter	$41.30	$30.70
Fourth Quarter	$49.14	$37.88

Stockholders

As of February 21, 2014, there were approximately 190 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2013, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	$—	—	—
November 1 – November 30	4,616	43.51	—	—
December 1 – December 31	—	—	—	—

Total	4,616

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2010 and 2009, and as of December 31, 2011, 2010 and 2009, is derived from our audited consolidated financial statements not included herein. The audited financial statements for the periods presented have been reclassified for discontinued operations. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$735,109	$413,850	$219,704	$64,342	$51,821
Provision for doubtful accounts	(21,701)	(6,389)	(3,206)	(2,239)	(2,424)

Revenue	713,408	407,461	216,498	62,103	49,397
Salaries, wages and benefits(1)	407,962	239,639	152,609	38,661	32,572
Professional fees	37,171	19,019	8,896	1,675	1,827
Supplies	37,569	19,496	11,349	3,699	2,841
Rents and leases	10,049	7,838	5,576	1,288	885
Other operating expenses	80,572	42,777	20,171	6,870	6,720
Depreciation and amortization	17,090	7,982	4,278	976	967
Interest expense, net	37,250	29,769	9,191	738	774
Debt extinguishment costs	9,350	—	—	—	—
Sponsor management fees	—	—	1,347	120	—
Transaction-related expenses	7,150	8,112	41,547	918	—

Income (loss) from continuing operations, before income taxes	69,245	32,829	(38,466)	7,158	2,811
Provision for (benefit from) income taxes(2)	25,975	12,325	(5,272)	477	53

Income (loss) from continuing operations	43,270	20,504	(33,194)	6,681	2,758
(Loss) income from discontinued operations, net of income taxes	(691)	(101)	(1,698)	(471)	119

Net income (loss)	42,579	$20,403	$(34,892)	$6,210	$2,877
Income (loss) from continuing operations per share basic	$0.87	$0.53	$(1.77)	$0.38	$0.16
Income (loss) from continuing operations per share diluted	$0.86	$0.53	$(1.77)	$0.38	$0.16
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$4,569	$49,399	$61,118	$8,614	$4,489
Total assets	1,224,659	983,413	412,996	45,395	41,254
Total debt	617,136	473,318	277,459	9,984	10,259
Total equity	480,710	432,550	96,365	25,107	21,193

(1)	Salaries, wages and benefits for the years ended December 31, 2013, 2012 and 2011 include $5.2 million, $2.3 million and $17.3 million, respectively, of equity-based compensation expense.
(2)	On April 1, 2011, the Company and its wholly-owned limited liability company subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2013, we operated 51 behavioral healthcare facilities with approximately 4,200 licensed beds in 23 states and Puerto Rico. During the year ended December 31, 2013, we acquired seven facilities with an aggregate of 694 licensed beds including a 75-bed facility under construction, which opened on October 1, 2013. In addition, we added 325 new beds during the year ended December 31, 2013, including opening two newly-developed facilities with a combined 102 licensed beds. We expect to add over 300 total beds during 2014 (exclusive of acquisitions).

We are the leading publicly traded pure-play provider of inpatient behavioral healthcare services based upon number of licensed beds in the United States. Management believes that the Company’s recent acquisitions described below position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Acquisitions

On December 1, 2013, we completed the acquisition of the assets of Cascade, an inpatient psychiatric facility with 63 licensed beds located in Tukwila, Washington, for cash consideration of $19.6 million.

On October 1, 2013, we completed the acquisition of the assets of Longleaf, an inpatient psychiatric facility with 68 licensed beds located in Alexandria, Louisiana, for cash consideration of $8.3 million.

On August 1, 2013, we completed the acquisition of The Refuge, an inpatient psychiatric facility near Ocala, Florida, with 87 licensed beds, for cash consideration of $14.1 million.

On May 1, 2013, we completed the acquisition of the UMC Facilities, including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which opened on October 1, 2013, for cash consideration of $99.4 million.

On January 31, 2013, we completed the acquisition of Delta, a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.0 million.

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

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$735,109		$413,850		$219,704
Provision for doubtful accounts	(21,701)		(6,389)		(3,206)

Revenue	713,408	100.0%	407,461	100.0%	216,498	100.0%
Salaries, wages and benefits	407,962	57.2%	239,639	58.8%	152,609	70.5%
Professional fees	37,171	5.2%	19,019	4.7%	8,896	4.1%
Supplies	37,569	5.3%	19,496	4.8%	11,349	5.2%
Rents and leases	10,049	1.4%	7,838	1.9%	5,576	2.6%
Other operating expenses	80,572	11.3%	42,777	10.5%	20,171	9.3%
Depreciation and amortization	17,090	2.4%	7,982	2.0%	4,278	2.0%
Interest expense, net	37,250	5.2%	29,769	7.3%	9,191	4.3%
Debt extinguishment costs	9,350	1.3%	—	—%	—	—%
Sponsor management fees	—	—%	—	—%	1,347	0.6%
Transaction related expenses	7,150	1.0%	8,112	2.0%	41,547	19.2%

	644,163	90.3%	374,632	92.0%	254,964	117.8%
Income (loss) from continuing operations, before income taxes	69,245	9.7%	32,829	8.0%	(38,466)	(17.8)%
Provision for (benefit from) income taxes	25,975	3.6%	12,325	3.0%	(5,272)	(2.5)%

Income (loss) from continuing operations	$43,270	6.1%	$20,504	5.0%	$(33,194)	(15.3)%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $321.3 million, or 77.6%, to $735.1 million for the year ended December 31, 2013 from $413.9 million for the year ended December 31, 2012. The increase related primarily to revenue generated during the year ended December 31, 2013 from the 2012 and 2013 Acquisitions. Same-facility revenue before provision for doubtful accounts increased by $42.2 million, or 10.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, resulting from same-facility growth in patient days of 8.8% and same-facility revenue per day of 1.1%. Consistent with the same-facility patient day growth in 2012, the growth in same-facility patient days for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $21.7 million for the year ended December 31, 2013, or 3.0% of revenue before provision for doubtful accounts, compared to $6.4 million for the year ended December 31, 2012, or 1.5% of revenue before provision for doubtful accounts. The increase as a percentage of revenue related primarily to the changes in our payor mix from the 2012 and 2013 Acquisitions. The same-facility provision for doubtful accounts was $8.9 million for the year ended December 31, 2013, or 2.0% of revenue before provision for doubtful accounts, compared to $6.3 million for the year ended December 31, 2012, or 1.6% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $408.0 million for the year ended December 31, 2013 compared to $239.6 million for the year ended December 31, 2012, an increase of $168.4 million. SWB expense included $5.2 million and $2.3 million of equity-based compensation expense for the year ended December 31, 2013 and 2012, respectively. Excluding equity-based compensation expense, SWB expense was $402.8 million, or 56.4% of revenue, for the year ended December 31, 2013, compared to $237.4 million, or 58.3% of revenue, for the year ended December 31, 2012. The $165.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the 2012 and 2013 Acquisitions. Same-facility SWB expense was $235.4 million for the year ended December 31, 2013, or 53.9% of revenue, compared to $216.2 million for the year ended December 31, 2012, or 54.4% of revenue.

Professional fees. Professional fees were $37.2 million for the year ended December 31, 2013, or 5.2% of revenue, compared to $19.0 million for the year ended December 31, 2012, or 4.7% of revenue. The increase in professional fees as a percentage of revenue was primarily attributable to higher professional fees incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher professional fees as a percentage of revenue than our facilities acquired prior to 2012. Same-facility professional fees were $13.7 million for the year ended December 31, 2013, or 3.1% of revenue, compared to $13.3 million, for the year ended December 31, 2012, or 3.3% of revenue.

Supplies. Supplies expense was $37.6 million for the year ended December 31, 2013, or 5.3% of revenue, compared to $19.5 million for the year ended December 31, 2012, or 4.8% of revenue. The $18.1 million increase in supplies expense was primarily attributable to the 2012 and 2013 Acquisitions, which had higher supplies expense as a percentage of revenue than our facilities acquired prior to 2012. Same-facility supplies expense was $20.2 million for the year ended December 31, 2013, or 4.6% of revenue, compared to $18.9 million for the year ended December 31, 2012, or 4.8% of revenue.

Rents and leases. Rents and leases were $10.0 million for the year ended December 31, 2013, or 1.4% of revenue, compared to $7.8 million for the year ended December 31, 2012, or 1.9% of revenue. The decrease in rents and leases as a percentage of revenue was primarily attributable to the purchase of six facilities during 2012 that were previously leased. Same-facility rents and leases were $6.0 million for the year ended December 31, 2013, or 1.4% of revenue, compared to $7.4 million for the year ended December 31, 2012, or 1.9% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $80.6 million for the year ended December 31, 2013, or 11.3% of revenue, compared to $42.8 million for the year ended December 31, 2012, or 10.5% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2012 and 2013 Acquisitions, which had higher other operating expenses as a percentage of revenue than our facilities acquired prior to 2012. Same-facility other operating expenses were $45.1 million for the year ended December 31, 2013, or 10.3% of revenue, compared to $40.9 million for the year ended December 31, 2012, or 10.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $17.1 million for the year ended December 31, 2013, or 2.4% of revenue, compared to $8.0 million for the year ended December 31, 2012, or 2.0% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with real estate purchases of $53.2 million and capital expenditures during 2012 and real estate acquired as part of the 2012 and 2013 Acquisitions.

Interest expense. Interest expense was $37.3 million for the year ended December 31, 2013 compared to $29.8 million for the year ended December 31, 2012. The increase in interest expense was primarily a result of increased borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $7.2 million for the year ended December 31, 2013 compared to $8.1 million for the year ended December 31, 2012. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2012 and 2013 Acquisitions, as summarized below (in thousands):

	Year Ended December 31,
	2013	2012
Legal, accounting and other fees	$5,535	$4,161
Severance and contract termination costs	1,615	3,951

	$7,150	$8,112

Provision for income taxes. For the year ended December 31, 2013, the provision for income taxes was $26.0 million, reflecting an effective tax rate of 37.5%, compared to $12.3 million, reflecting an effective tax rate of 37.5%, for 2012.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $194.1 million, or 88.4%, to $413.9 million for the year ended December 31, 2012 from $219.7 million for the year ended December 31, 2011. The increase related primarily to the revenue generated during the year ended December 31, 2012 from the YFCS facilities acquired on April 1, 2011, PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012, Timberline Knolls acquired on August 31, 2012 and Park Royal acquired on November 11, 2012, which were not included in our results for periods prior to the acquisitions. Same-facility revenue before provision for doubtful accounts for the year ended December 31, 2012 increased by $20.5 million, or 9.3%, compared to the year ended December 31, 2011, primarily resulting from same-facility growth in patient days of 9.3%. The growth in same-facility patient days for the year ended December 31, 2012 compared to the year ended December 31, 2011 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

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

Salaries, wages and benefits. SWB expense was $239.6 million for the year ended December 31, 2012 compared to $152.6 million for the year ended December 31, 2011, an increase of $87.0 million. SWB expense included $2.3 million and $17.3 million of equity-based compensation expense for the year ended December 31, 2012 and 2011, respectively. Excluding equity-based compensation expense, SWB expense was $237.4 million, or 58.3% of revenue, for the year ended December 31, 2012, compared to $135.3 million, or 62.5% of revenue, for the year ended December 31, 2011. The $102.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the acquisition of the PHC facilities on November 1, 2011, the Haven Facilities on March 1, 2012, Timberline Knolls on August 31, 2012 and Park Royal on November 11, 2012. The decrease in SWB expense, excluding equity-based compensation expense, as a percentage of revenue was primarily the result of savings in employee benefit costs and lower SWB expense incurred by the PHC facilities acquired on November 1, 2011, the Haven Facilities acquired on March 1, 2012 and Timberline Knolls acquired on August 31, 2012. Same-facility SWB expense was $133.0 million for the year ended December 31, 2012, or 56.2% of revenue, compared to $127.1 million for the year ended December 31, 2011, or 58.7% of revenue.

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

Interest expense. Interest expense was $29.8 million for the year ended December 31, 2012 compared to $9.2 million for the year ended December 31, 2011. The increase in interest expense was primarily a result of borrowings under our Amended and Restated Senior Credit Facility and interest on the $150.0 million of 12.875% Senior Notes issued in November of 2011.

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

Provision for (benefit from) income taxes. For the year ended December 31, 2012, the provision for income taxes was $12.3 million, reflecting an effective tax rate of 37.5%, compared to a benefit from income taxes of $5.3 million, reflecting an effective tax rate of 13.7%, for the same period of 2011. Prior to April 1, 2011, the Company and its limited liability company subsidiaries were taxed as flow-through entities and as such, the results of operations of the Company related to the flow-through entities were included in the income tax returns of its members. On April 1, 2011, the Company and its wholly-owned limited liability company subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

Liquidity and Capital Resources

Historical

Cash provided by continuing operating activities for the year ended December 31, 2013 was $65.3 million compared to $34.3 million for the year ended December 31, 2012. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2012 and 2013 Acquisitions and the growth in same-facility operations. Days sales outstanding (“DSO”) as of December 31, 2013 was 46 compared to 39 as of December 31, 2012. The increase in DSO was primarily attributable to longer collection periods at our facilities acquired during 2013. As of December 31, 2013 and December 31, 2012, we had working capital of $30.4 million and $69.1 million, respectively.

Cash used in investing activities for the year ended December 31, 2013 was $243.0 million compared to $524.6 million for the year ended December 31, 2012. Cash used in investing activities for the year ended December 31, 2013 primarily consisted of $164.0 million of cash paid for acquisitions. Cash paid for capital expenditures for the year ended December 31, 2013 was $68.9 million, consisting of $16.1 million of routine capital expenditures and $52.9 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of revenue for the year ended December 31, 2013. Cash paid for real estate acquisitions was $8.1 million for the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2012 consisted primarily of cash paid for acquisitions of $443.5 million, cash paid for capital expenditures of $27.6 million and cash paid for real estate acquisitions of $53.2 million.

Cash provided by financing activities for the year ended December 31, 2013 was $132.6 million compared to $479.0 million for the year ended December 31, 2012. Cash provided by financing activities for the year ended December 31, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, borrowings on our revolving credit facility of $61.5 million, an excess tax benefit from equity awards of $1.8 million and proceeds from stock option exercises of $0.3 million, partially offset by repayment of long-term debt of $52.5 million, principal payments on our revolving credit facility of $8.0 million, principal payments on long-term debt of $7.7 million, payment of premium on note redemption of $6.8 million, payment of debt issuance costs of $4.3 million and equity issuance costs of $0.2 million. Cash provided by financing activities for the year ended December 31, 2012 primarily consisted of proceeds from the issuance of common stock of $311.8 million, long-term debt borrowings of $176.1 million, borrowings on our revolving credit facility of $16.0 million and proceeds from stock option exercises of $1.0 million, partially offset by principal payments on our revolving credit facility of $16.0 million, principal payments on long-term debt of $6.0 million and payment of debt issuance costs of $4.6 million.

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

On December 31, 2012, the Company entered into the Amended and Restated Credit Agreement, which amended and restated the Senior Secured Credit Facility to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. We used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012.

On March 11, 2013, the Company entered into a Consent and First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment modified the definition of Consolidated EBITDA to permit the add-back for financial covenant purposes of certain fees and expenses related to the redemption of the Company’s 12.875% Senior Notes. In addition, the First Amendment amended the definitions of Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio to permit the Company to test indebtedness on a basis net of cash or cash equivalents on hand for financial covenant purposes.

On June 28, 2013, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment modified certain of the restrictive covenants contained therein to permit the Company to increase the amount of miscellaneous investments it may make, as well as to permit the Company to incur increased amounts of purchase money indebtedness in order to finance certain long-term capital leases.

On September 30, 2013, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment modified certain of the restrictive covenants contained therein to permit the incurrence by the Company of increased amounts of miscellaneous types of liens and indebtedness to facilitate its consummation of the acquisition of Longleaf.

On February 13, 2014, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement, to increase the size of our Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in our having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to us in terms of our financial and other restrictive covenants as described below. The Company had $46.1 million of availability under the revolving line of credit as of December 31, 2013. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for March 31, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019. The Fourth Amendment also provides for a $150.0 million incremental credit facility, with the potential for unlimited additional incremental amounts, provided we meet certain financial ratios, in each case subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and its wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2013, borrowings under the Senior Secured Credit Facility bore interest at a rate of 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through December 31, 2013. The Fourth Amendment resulted in a 0.50% decrease in the Applicable Rate for LIBOR Rate Loans (as defined in the Amended and Restated Credit Agreement) and a 0.10% decrease in the Unused Line Fee (as defined in the Amended and Restated Credit Agreement) as reflected in the table below.

The interest rates and the unused line fee on unused commitments related to the Amended and Restated Senior Credit Facility are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	LIBOR Rate Loans	Base Rate Loans	Unused Line Fee

1	<3.5:1.0	2.25%	1.25%	0.30%
2	≥3.5:1.0 but <4.0:1.0	2.50%	1.50%	0.35%
3	≥4.0:1.0 but <4.5:1.0	2.75%	1.75%	0.40%
4	≥4.50:1.0	3.00%	2.00%	0.45%

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants. A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions and the payment of management fees; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) capital expenditures (not to exceed 10.0% of total revenues of the Company and its subsidiaries); (xv) prepayment or redemption of certain senior unsecured debt; and (xvi) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the consolidated leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio

March 31, 2014	5.50:1.0
June 30, 2014	5.50:1.0
September 30, 2014	5.50:1.0
December 31, 2014	5.50:1.0
March 31, 2015	5.25:1.0
June 30, 2015	5.25:1.0
September 30, 2015	5.25:1.0
December 31, 2015	5.25:1.0
March 31, 2016	5.00:1.0
June 30, 2016	5.00:1.0
September 30, 2016	5.00:1.0
December 31, 2016	5.00:1.0
March 31, 2017 and each fiscal quarter ending thereafter	4.50:1.0

•	The consolidated senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio

March 31, 2014	3.50:1.0
June 30, 2014	3.50:1.0
September 30, 2014	3.50:1.0
December 31, 2014	3.50:1.0
March 31, 2015	3.25:1.0
June 30, 2015	3.25:1.0
September 30, 2015	3.25:1.0
December 31, 2015	3.25:1.0
March 31, 2016 and each fiscal quarter ending thereafter	3.00:1.0

As of December 31, 2013, the Company was in compliance with all of the above covenants.

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

The 12.875% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 12.875% Senior Notes, has no independent assets or operations.

On March 12, 2013, we redeemed $52.5 million in principal amount of the 12.875% Senior Notes using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

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

The 6.125% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 6.125% Senior Notes, has no independent assets or operations.

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

Contractual Obligations

The following table presents a summary of contractual obligations as of December 31, 2013 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$50,007	$120,539	$335,105	$321,175	$826,826
Operating leases	6,129	11,723	6,930	19,904	44,686
Purchase and other obligations (b)	5,232	2,496	990	—	8,718

Total obligations and commitments	$61,368	$134,758	$343,025	$341,079	$880,230

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 3.25% per annum for our variable-rate debt based on the rate in place as of December 31, 2013.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments of up to $7.0 million related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2013 was composed of $271.1 million of fixed-rate debt and $346.0 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.6 million on an annual basis based upon our borrowing level at December 31, 2013.

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

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Self-Pay	$25,153	3.4%	$10,234	2.5%	$4,337	2.0%
Commercial	182,915	24.9%	83,269	20.1%	31,603	14.4%
Medicare	158,111	21.5%	48,968	11.8%	16,368	7.4%
Medicaid	353,145	48.0%	263,160	63.6%	164,325	74.8%
Other	15,785	2.2%	8,219	2.0%	3,071	1.4%

Revenue before provision for doubtful accounts	735,109	100.0%	413,850	100.0%	219,704	100.0%
Provision for doubtful accounts	(21,701)		(6,389)		(3,206)

Revenue	$713,408		$407,461		$216,498

The following tables present a summary of our aging of accounts receivable as of December 31, 2013 and 2012:

December 31, 2013

	Current	30-90	90-150	>150	Total

Self-Pay	2.4%	2.5%	2.6%	4.8%	12.3%
Commercial	14.7%	7.0%	2.6%	2.6%	26.9%
Medicare	18.1%	5.1%	2.1%	4.0%	29.3%
Medicaid	21.3%	5.6%	2.1%	2.5%	31.5%

Total	56.5%	20.2%	9.4%	13.9%	100.0%

December 31, 2012

	Current	30-90	90-150	>150	Total

Self-Pay	1.3%	2.2%	2.2%	3.5%	9.2%
Commercial	16.2%	6.5%	2.4%	3.1%	28.2%
Medicare	14.4%	2.0%	0.6%	0.9%	17.9%
Medicaid	26.6%	10.2%	3.8%	4.1%	44.7%

Total	58.5%	20.9%	9.0%	11.6%	100.0%

Medicaid accounts receivable as of December 31, 2013 and 2012 included less than $0.8 million and $0.7 million, respectively, of accounts pending Medicaid approval.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report liabilities were $0.8 million at December 31, 2013 and were included in other accrued liabilities in the consolidated balance sheets. Management believes that these liabilities were properly stated and are not likely to be settled for a significantly different amount. Our cost report receivables were $1.1 million at December 31, 2012 and were included in other current assets in the consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

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

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance for claims in excess of a $250,000 deductible with an insured excess limit of $35 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $14.0 million as of December 31, 2013, of which $4.1 million was included in other accrued liabilities and $9.9 million was included in other long-term liabilities. The professional and general liability reserve was $6.4 million as of December 31, 2012, of which $4.0 million was included in other accrued liabilities and $2.4 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies based on an independent actuarial evaluation. Such receivable was $11.2 million as of December 31, 2013, of which $3.4 million was included in other current assets and $7.8 million was included in other assets, and such receivable was $4.8 million as of December 31, 2012, of which $3.4 million was included in other current assets and $1.4 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $6.2 million as of December 31, 2013, of which $4.1 million was included in other accrued liabilities and $2.1 million was included in other long-term liabilities, and such liability was $3.9 million as of December 31, 2012, of which $1.8 million was included in other accrued liabilities and $2.1 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 40 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $16.3 million, $7.4 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. We have only one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for purposes of our goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill in 2013, 2012 and 2011 resulted in no goodwill impairment charges.

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

Item 9A. Controls and Procedures.

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

Reports on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report.

Our independent registered public accounting firm also reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in our consolidated financial statements beginning on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit Committee and the Compensation Committee, are available on our website at www.acadiahealthcare.com on the Investor Relations webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

The information with respect to securities authorized for issuance under equity compensation plans set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014 is incorporated herein by reference.

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

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (i)

3.2	Amended and Restated Bylaws of the Company (i)

4.1	Indenture, dated as of November 1, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (i)

4.2	Form of 12.875% Senior Note due 2018. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Company, the Guarantors named therein and Jefferies & Company, Inc. (i)

Exhibit No.	Exhibit Description

4.4	Indenture, dated as of March 12, 2013, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (j)

4.5	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.4)

4.6	Registration Rights Agreement, dated March 12, 2013, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (j)

4.7	Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the WCP and Management Investors Named therein. (i)

4.8	Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (k)

4.9	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (l)

4.10	Amended and Restated Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (l)

4.11	Form of Subscription Agreement and Warrant. (m)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (j)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (n)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (o)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (p)

†10.6	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Joey A. Jacobs. (b)

†10.7	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Brent Turner. (b)

†10.8	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Christopher L. Howard. (b)

†10.9	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Ronald M. Fincher. (b)

†10.10	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.11	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (q)

†10.12	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (q)

†10.13	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (q)

†10.14	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (r)

†10.15	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (s)

†10.16	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (s)

†10.17	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (t)

†10.18	Form of Restricted Stock Unit Agreement. (b)

†10.19	Form of Incentive Stock Option Agreement. (b)

†10.20	Form of Non-Qualified Stock Option Agreement. (b)

Exhibit No.	Exhibit Description

†10.21	Form of Restricted Stock Agreement. (b)

†10.22	Form of Stock Appreciation Rights Agreement. (b)

†10.23	Acadia Healthcare Company, Inc. 2012 Cash Bonus Plans. (u)

†10.24	Acadia Healthcare Company, Inc. 2012 Long-Term Incentive Plan. (u)

†10.25	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (v)

†10.26	Nonmanagement Director Compensation Program, effective January 1, 2013. (v)

†10.27	Stock Ownership Guidelines for Nonmanagement Directors, effective March 19, 2012. (u)

†10.28	David M. Duckworth 2012 Cash Bonus Plan. (w)

†10.29	David M. Duckworth 2012 Long-Term Incentive Plan. (w)

10.30	Professional Services Agreement, dated as of April 1, 2011, between Waud Capital Partners, L.L.C. and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (b)

10.31	Termination Agreement, dated November 1, 2011, by and between Waud Capital Partners, L.L.C and Acadia Healthcare Company, Inc. (l)

10.32	Engagement Agreement, dated January 7, 2011, between True Partners Consulting LLC and the Company (b)

10.33	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (i)

10.34	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (i)

10.35	Underwriting Agreement, dated December 6, 2012, by and among the Company, the selling stockholders named in Schedule B thereof and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the several underwriters named therein. (x)

10.36	Purchase Agreement, dated March 7, 2013, by and among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein. (j)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(m)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(n)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(r)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(s)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(t)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 23, 2012 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 7, 2012 (File No. 001-35331

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We acquired Delta effective January 31, 2013, the UMC Facilities effective May 1, 2013, The Refuge effective August 1, 2013, Longleaf effective October 1, 2013 and Cascade effective December 1, 2013. We excluded these facilities from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. For the year ended December 31, 2013, these facilities contributed $66.8 million or 9.4% of our total revenues, and as of December 31, 2013, accounted for $177.2 million or 14.5% of our total assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Acadia Healthcare Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Delta Medical Center, the UMC facilities, The Refuge, Longleaf, and Cascade, which are included in the December 31, 2013 consolidated financial statements of Acadia Healthcare Company, Inc. and constituted $177.2 million and $159.8 million of total and net assets, respectively, as of December 31, 2013 and $66.8 million and $2.3 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Acadia Healthcare Company, Inc. also did not include an evaluation of the internal control over financial reporting of Delta Medical Center, the UMC facilities, The Refuge, Longleaf, and Cascade.

In our opinion, Acadia Healthcare Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Healthcare Company, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Healthcare Company, Inc.‘s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 21, 2014

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,569	$49,399
Accounts receivable, net of allowance for doubtful accounts of $18,345 and $7,484, respectively	95,885	63,870
Deferred tax assets	15,703	11,380
Other current assets	28,969	16,332

Total current assets	145,126	140,981
Property and equipment:
Land	58,947	39,130
Building and improvements	259,523	171,769
Equipment	36,742	19,773
Construction in progress	44,186	19,300
Less accumulated depreciation	(29,289)	(13,030)

Property and equipment, net	370,109	236,942
Goodwill	661,549	557,402
Intangible assets, net	20,568	15,988
Other assets	27,307	32,100

Total assets	$1,224,659	$983,413

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,195	$7,680
Accounts payable	36,026	19,081
Accrued salaries and benefits	37,721	28,749
Other accrued liabilities	25,748	16,341

Total current liabilities	114,690	71,851
Long-term debt	601,941	465,638
Deferred tax liabilities – noncurrent	7,971	998
Other liabilities	19,347	12,376

Total liabilities	743,949	550,863
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 50,070,980 and 49,887,300 issued and outstanding as of December 31, 2013 and 2012, respectively	501	499
Additional paid-in capital	461,807	456,228
Retained earnings (accumulated deficit)	18,402	(24,177)

Total equity	480,710	432,550

Total liabilities and equity	$1,224,659	$983,413

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)

Revenue before provision for doubtful accounts	$735,109	$413,850	$219,704
Provision for doubtful accounts	(21,701)	(6,389)	(3,206)

Revenue	713,408	407,461	216,498
Salaries, wages and benefits (including equity-based compensation expense of $5,249, $2,267 and $17,320, respectively)	407,962	239,639	152,609
Professional fees	37,171	19,019	8,896
Supplies	37,569	19,496	11,349
Rents and leases	10,049	7,838	5,576
Other operating expenses	80,572	42,777	20,171
Depreciation and amortization	17,090	7,982	4,278
Interest expense, net	37,250	29,769	9,191
Debt extinguishment costs	9,350	—	—
Sponsor management fees	—	—	1,347
Transaction-related expenses	7,150	8,112	41,547

Total expenses	644,163	374,632	254,964

Income (loss) from continuing operations before income taxes	69,245	32,829	(38,466)
Provision for (benefit from) income taxes	25,975	12,325	(5,272)

Income (loss) from continuing operations	43,270	20,504	(33,194)
Loss from discontinued operations, net of income taxes	(691)	(101)	(1,698)

Net income (loss)	$42,579	$20,403	$(34,892)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.87	$0.53	$(1.77)
Loss from discontinued operations	(0.02)	—	(0.09)

Net income (loss)	$0.85	$0.53	$(1.86)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.86	$0.53	$(1.77)
Loss from discontinued operations	(0.01)	—	(0.09)

Net income (loss)	$0.85	$0.53	$(1.86)

Weighted-average shares outstanding:
Basic	50,004	38,477	18,757
Diluted	50,261	38,696	18,757

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

	Members’ Equity	Common Stock		Additional Paid-	Retained Earnings (Accumulated
		Shares	Amount	in Capital	Deficit)	Total
	(In thousands)
Balance at January 1, 2011	$25,107	—	$—	$—	$—	$25,107
Distributions	(375)	—	—	—	—	(375)
Reclassification of management liability awards to equity awards	365	—	—	—	—	365
Contribution from Holdings	51,029	—	—	—	—	51,029
Conversion from limited liability company to corporation	(76,126)	17,633	176	85,638	(9,688)	—
Cash distribution paid to equity holders	—	—	—	(74,441)	—	(74,441)
Issuance of common stock in connection with acquisition	—	4,892	49	43,976	—	44,025
Fair value of vested portion of replacement awards issued in connection with acquisition	—	—	—	1,027	—	1,027
Issuance of common stock, net	—	9,583	96	67,066	—	67,162
Common stock issued for stock option exercises	—	8	—	38	—	38
Equity-based compensation expense	—	—	—	17,320	—	17,320
Net loss	—	—	—	—	(34,892)	(34,892)

Balance at December 31, 2011	$—	32,116	$321	$140,624	$(44,580)	$96,365
Issuances of common stock, net	—	17,538	176	311,665	—	311,841
Common stock issued under stock incentive plans	—	233	2	958	—	960
Equity-based compensation expense	—	—	—	2,267	—	2,267
Excess tax benefit from equity awards	—	—	—	714	—	714
Net income	—	—	—	—	20,403	20,403

Balance at December 31, 2012	$—	49,887	$499	$456,228	$(24,177)	$432,550
Common stock issued under stock incentive plans	—	184	2	311	—	313
Common stock withheld for minimum statutory taxes	—	—	—	(1,555)	—	(1,555)
Equity-based compensation expense	—	—	—	5,249	—	5,249
Excess tax benefit from equity awards	—	—	—	1,779	—	1,779
Issuance of common stock, net	—	—	—	(205)	—	(205)
Net income	—	—	—	—	42,579	42,579

Balance at December 31, 2013	$—	50,071	$501	$461,807	$18,402	$480,710

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net income (loss)	$42,579	$20,403	$(34,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	17,090	7,982	4,278
Amortization of debt issuance costs	2,264	2,507	1,271
Equity-based compensation expense	5,249	2,267	17,320
Deferred income tax expense (benefit)	10,083	2,847	(6,442)
Loss from discontinued operations, net of taxes	691	101	1,698
Debt extinguishment costs	9,350	—	—
Other	21	(3)	(168)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,242)	(10,344)	(1,675)
Other current assets	(3,652)	1,583	(1,625)
Other assets	(2,239)	637	(969)
Accounts payable and other accrued liabilities	(848)	485	3,326
Accrued salaries and benefits	2,803	5,142	(1,759)
Other liabilities	3,181	702	734

Net cash provided by (used in) continuing operating activities	65,330	34,309	(18,903)
Net cash provided by (used in) discontinued operating activities	232	(411)	(1,763)

Net cash provided by (used in) operating activities	65,562	33,898	(20,666)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(164,019)	(443,473)	(206,379)
Cash paid for capital expenditures	(68,941)	(27,595)	(9,558)
Cash paid for real estate acquisitions	(8,092)	(53,159)	(8,706)
Other	(1,926)	(417)	(689)

Net cash used in continuing investing activities	(242,978)	(524,644)	(225,332)
Net cash used in discontinued investing activities	—	—	(238)

Net cash used in investing activities	(242,978)	(524,644)	(225,570)
Financing activities:
Borrowings on long-term debt	150,000	176,063	282,485
Borrowings on revolving credit facility	61,500	16,000	15,100
Principal payments on revolving credit facility	(8,000)	(16,000)	(15,100)
Principal payments on long-term debt	(7,680)	(6,000)	(5,063)
Repayment of long-term debt	(52,500)	—	(9,984)
Payment of debt issuance costs	(4,307)	(4,551)	(12,111)
Payment of premium on note redemption	(6,759)	—	—
Issuances of common stock, net	(205)	311,841	67,162
Common stock withheld for minimum statutory taxes, net	(1,242)	960	38
Excess tax benefit from equity awards	1,779	714	—
Cash distribution paid to equity holders	—	—	(74,441)
Contribution from Holdings	—	—	51,029
Distributions to equity holders	—	—	(375)

Net cash provided by financing activities	132,586	479,027	298,740

Net (decrease) increase in cash and cash equivalents	(44,830)	(11,719)	52,504
Cash and cash equivalents at beginning of the period	49,399	61,118	8,614

Cash and cash equivalents at end of the period	$4,569	$49,399	$61,118

(continued on next page)

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental Cash Flow Information:
Cash paid for interest	$33,270	$27,238	$5,053

Cash paid for income taxes	$16,960	$3,928	$2,564

Significant Non-Cash Transactions:
Issuance of common stock in connection with acquisition	$—	$—	$44,025

Issuance of replacement share-based awards in connection with acquisition	$—	$—	$1,027

Contingent consideration issued in connection with acquisition	$—	$6,120	$—

Effect of acquisitions:
Assets acquired, excluding cash	$192,928	$482,891	$278,895
Liabilities assumed	(17,725)	(44,982)	(27,464)
Deposits paid for acquisitions	500	11,684	—
Prior year deposits paid for acquisitions	(11,684)	—
Contingent consideration issued in connection with acquisition	—	(6,120)	—
Issuance of common stock in connection with acquisition	—	—	(44,025)
Issuance of replacement share-based awards in connection with acquisition	—	—	(1,027)

Cash paid for acquisitions, net of cash acquired	$164,019	$443,473	$206,379

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At December 31, 2013, the Company operated 51 behavioral healthcare facilities with approximately 4,200 licensed beds in 23 states and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $29.0 million, $21.6 million and $13.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Revenue and Accounts Receivable

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type as a percentage of revenue before provision for doubtful accounts:

	Year Ended December 31,
	2013	2012	2011
Self-Pay	3.4%	2.5%	2.0%
Commercial	24.9	20.1	14.4
Medicare	21.5	11.8	7.4
Medicaid	48.0	63.6	74.8
Other	2.2	2.0	1.4

Revenue	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 70%, 75% and 82% of all revenue before provision for doubtful accounts for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 17% and 8% of its revenue for the year ended December 31, 2013 from facilities located in Arkansas and Mississippi, respectively, and approximately 13% and 12% of its revenue for the year ended December 31, 2012.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report liabilities were $0.8 million at December 31, 2013 and were included in other accrued liabilities in the consolidated balance sheets. Management believes that these liabilities were properly stated and are not likely to be settled for a significantly different amount. The Company’s cost report receivables were $1.1 million at December 31, 2012 and were included in other current assets in the consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$1,144	$3,206	$(1,926)	$2,424
Year ended December 31, 2012	2,424	6,389	(1,329)	7,484
Year ended December 31, 2013	7,484	21,701	(10,840)	18,345

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $2.6 million, $1.2 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. The Company’s operations have professional and general liability insurance for claims in excess of a $250,000 deductible with an insured excess limit of $35 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $14.0 million as of December 31, 2013, of which $4.1 million was included in other accrued liabilities and $9.9 million was included in other long-term liabilities. The professional and general liability reserve was $6.4 million as of December 31, 2012, of which $4.0 million was included in other accrued liabilities and $2.4 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies based on an independent actuarial evaluation. Such receivable was $11.2 million as of December 31, 2013, of which $3.4 million was included in other current assets and $7.8 million was included in other assets, and such receivable was $4.8 million as of December 31, 2012, of which $3.4 million was included in other current assets and $1.4 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $6.2 million as of December 31, 2013, of which $4.1 million was included in other accrued liabilities and $2.1 million was included in other long-term liabilities, and such liability was $3.9 million as of December 31, 2012, of which $1.8 million was included in other accrued liabilities and $2.1 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 40 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $16.3 million, $7.4 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has only one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2013, 2012 and 2011 resulted in no impairment charges.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2013	2012

Other receivables	$6,833	$4,630
Prepaid expenses	6,397	3,507
Insurance receivable – current portion	3,400	3,350
Workers’ compensation deposits – current portion	4,100	1,860
Income taxes receivable	4,005	—
Other	4,234	2,985

Other current assets	$28,969	$16,332

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2013 were $13.3 million, net of accumulated amortization of $6.1 million. Debt issuance costs at December 31, 2012 were $13.6 million, net of accumulated amortization of $3.5 million. Amortization expense related to debt issuance costs, which is reported as interest expense, was $2.3 million for both the years ended December 31, 2013 and 2012. Estimated amortization of debt issuance costs for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 was $2.6 million, $2.7 million, $2.7 million, $2.8 million and $1.2 million, respectively.

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” The Company uses the Black-Scholes valuation model to determine grant-date fair value for equity awards and uses straight-line amortization of share-based compensation expense over the requisite service period of the respective awards.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. Management does not expect ASU 2013-11 to have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This allows for the same evaluation as described in ASU 2011-08 for “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU 2012-02 did not have a significant impact on the Company’s consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 (in thousands except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$43,270	$20,504	$(33,194)
(Loss) from discontinued operations	(691)	(101)	(1,698)

Net income (loss)	$42,579	$20,403	$(34,892)

Denominator:
Weighted average shares outstanding for basic earnings per share	50,004	38,477	18,757
Effects of dilutive instruments	257	219	—

Shares used in computing diluted earnings per common share	50,261	38,696	18,757

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$0.87	$0.53	$(1.77)
Loss from discontinued operations	(0.02)	—	(0.09)

Net income (loss)	$0.85	$0.53	$(1.86)

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$0.86	$0.53	$(1.77)
Loss from discontinued operations	(0.01)	—	(0.09)

Net income (loss)	$0.85	$0.53	$(1.86)

Approximately 0.6 million, 0.4 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2013, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

4. Acquisitions

Cascade Behavioral Hospital

On December 1, 2013, the Company completed its acquisition of the assets of Cascade Behavioral Hospital (“Cascade”), an inpatient psychiatric facility with 63 licensed beds located in Tukwila, Washington, for cash consideration of $19.6 million.

Longleaf Hospital

On October 1, 2013, the Company completed its acquisition of the assets of Longleaf Hospital (“Longleaf”), an inpatient psychiatric facility with 68 licensed beds located in Alexandria, Louisiana, for cash consideration of $8.3 million.

The Refuge

On August 1, 2013, the Company completed its acquisition of The Refuge, a Healing Place (“The Refuge”), an inpatient psychiatric facility near Ocala, Florida, with 87 licensed beds, for cash consideration of $14.1 million.

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

Delta Medical Center

On January 31, 2013, the Company completed its acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center (“Delta”), a facility with 243 licensed beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.0 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2013 and 2012 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of Cascade, Longleaf, The Refuge, the UMC Facilities and Delta and the valuation of real property and intangible assets of Cascade. The Company expects to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired and liabilities assumed during 2013, at the corresponding acquisition dates, were as follows (in thousands):

	UMC Facilities	Other	Total

Cash	$52	$883	$935
Accounts receivable	5,251	5,868	11,119
Prepaid expenses and other current assets	726	3,067	3,793
Property and equipment	22,347	42,718	65,065
Goodwill	67,264	37,531	104,795
Intangible assets	1,505	1,910	3,415
Other assets	4,712	29	4,741

Total assets acquired	101,857	92,006	193,863
Accounts payable	1,535	7,542	9,077
Accrued salaries and benefits	588	3,079	3,667
Other accrued expenses	315	2,306	2,621
Other liabilities	—	2,360	2,360

Total liabilities assumed	2,438	15,287	17,725

Net assets acquired	$99,419	$76,719	$176,138

The following table presents the fair values of assets acquired and liabilities assumed during 2012, at the corresponding acquisition dates (in thousands):

	BCA	AmiCare	Park Royal	Timberline Knolls	Haven Facilities	Total

Cash	$5	$1,596	$42	$—	$5	$1,648
Accounts receivable	6,980	3,647	1,450	2,845	4,138	19,060
Prepaid expenses and other current assets	1,496	1,732	254	170	803	4,455
Property and equipment	23,301	23,150	18,291	590	12,723	78,055
Goodwill	116,192	86,787	19,320	72,164	74,435	368,898
Intangible assets	1,161	1,267	1,035	3,317	1,200	7,980
Other assets	357	—	4,145	—	—	4,502

Total assets acquired	149,492	118,179	44,537	79,086	93,304	484,598
Accounts payable	3,602	504	695	2,011	1,183	7,995
Accrued salaries and benefits	2,263	2,468	443	653	1,523	7,350
Other accrued expenses	675	905	1,079	869	127	3,655
Debt	—	—	25,600	—	—	25,600
Other liabilities	—	1,739	—	—	—	1,739

Total liabilities assumed	6,540	5,616	27,817	3,533	2,833	46,339

Net assets acquired	$142,952	$112,563	$16,720	$75,553	$90,471	$438,259

Other

The qualitative factors comprising the goodwill acquired in the Cascade, Longleaf, The Refuge, the UMC Facilities, Delta, Greenleaf, BCA, AmiCare, Park Royal, Timberline Knolls and the Haven Facilities acquisitions (collectively the “2012 and 2013 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Legal, accounting and other fees	$5,535	$4,161	$7,301
Severance and contract termination costs	1,615	3,951	1,702
Fee paid to equity sponsor for termination of professional services agreement	—	—	20,559
Investment banking advisory and bridge commitment fees	—	—	8,385
Advisory fees paid to equity sponsor	—	—	3,600

	$7,150	$8,112	$41,547

Pro Forma Information

The consolidated statements of operations for the year ended December 31, 2013 included revenue of $325.6 million and income from continuing operations before income taxes of $37.3 million for acquisitions completed in 2012 and 2013. The consolidated statements of operations for the year ended December 31, 2012 included revenue of $51.2 million and income from continuing operations before income taxes of $8.3 million for acquisitions completed in 2012.

The following table provides certain pro forma financial information for the Company as if the 2012 and 2013 Acquisitions occurred as of January 1, 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Revenue	$753,579	$683,719

Income from continuing operations, before income taxes	$71,358	$50,647

5. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the year ended December 31, 2013 (in thousands):

Balance at January 1, 2013	$557,402
Increase from 2013 acquisitions	104,795
Other	(648)

Balance at December 31, 2013	$661,549

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2013 and 2012 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(910)	$(490)
Non-compete agreements	1,247	1,247	(1,021)	(684)

	3,347	3,347	(1,931)	(1,174)
Intangible assets not subject to amortization:
Licenses and accreditations	8,391	6,969	—	—
Trade names	3,000	3,000	—	—
Certificates of need	7,761	3,846	—	—

	19,152	13,815	—	—

Total	$22,499	$17,162	$(1,931)	$(1,174)

In connection with the Greenleaf acquisition, the Company acquired a certificate of need with a fair value of $0.6 million. In connection with the Delta acquisition, the Company acquired intangible assets with a fair value of $0.8 million consisting of licenses and accreditations of $0.2 million and a certificate of need of $0.6 million. In connection with the UMC Facilities’ acquisition, the Company acquired intangible assets with a fair value of $1.5 million consisting of licenses and accreditations of $0.2 million and certificates of need of $1.3 million. In connection with the Longleaf acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million. In connection with the Cascade acquisition, the Company acquired a certificate of need with a fair value of $0.3 million.

In connection with the Haven Facilities acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the Timberline Knolls acquisition, the Company acquired intangible assets with a fair value of $3.3 million consisting of non-compete agreements of $0.2 million, licenses and accreditations of $0.1 million and a trade name of $3.0 million. In connection with the Park Royal acquisition, the Company acquired intangible assets with a fair value of $1.0 million consisting of a certificate of need of $0.7 million and licenses and accreditations of $0.3 million. In connection with the AmiCare acquisition, the Company acquired intangible assets with a fair value of $1.3 million consisting of non-compete agreements of $0.3 million, licenses and accreditations of $0.8 million and a certificate of need of $0.2 million. In connection with the BCA acquisition, the Company acquired intangible assets with a fair value of $1.2 million consisting of non-compete agreements of $0.1 million, licenses and accreditations of $1.0 million and a certificate of need of $0.1 million. The Company incurred and capitalized $1.2 million and $0.6 million in the year ended December 31, 2013 and 2012, respectively, related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The Timberline Knolls and BCA non-compete agreements have a one-year term, and the Haven Facilities and AmiCare non-compete agreements have a three-year term. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.8 million, $0.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is $0.6 million, $0.5 million, $0.3 million, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Discontinued Operations

In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida and recognized a pretax loss on disposal of $0.2 million, which had been included in loss from discontinued operations on the consolidated statements of operations. In December 2011, the Company closed three outpatient facilities and a 24-bed substance abuse facility acquired from PHC on November 1, 2011. The results of operations of these facilities have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$—	$3,576	$5,362
Net loss from discontinued operations, net of income taxes	$(691)	$(101)	$(1,698)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$292,500	$300,000
Senior Secured Revolving Line of Credit	53,500	—
12.875% Senior Notes due 2018	96,216	147,757
6.125% Senior Notes due 2021	150,000	—
9.0% and 9.5% Revenue Bonds	24,920	25,561

	617,136	473,318
Less: current portion	(15,195)	(7,680)

Long-term debt	$601,941	$465,638

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

On December 31, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated the Senior Secured Credit Facility (“Amended and Restated Senior Credit Facility”), to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. The Company used $151.1 million of the term loans partially to fund the acquisition of BCA and AmiCare on December 31, 2012.

On March 11, 2013, the Company entered into a Consent and First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement. The First Amendment modified the definition of Consolidated EBITDA to permit the add-back for financial covenant purposes of certain fees and expenses related to the partial redemption of the Company’s 12.875% Senior Notes on March 12, 2013. In addition, the First Amendment amended the definitions of Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio to permit the Company to test indebtedness on a basis net of cash and cash equivalents for financial covenant purposes.

On June 28, 2013, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement. The Second Amendment modified certain of the restrictive covenants contained therein to permit the Company to increase the amount of miscellaneous investments it may make, as well as to permit the Company to incur increased amounts of purchase money indebtedness in order to finance certain long-term capital leases.

On September 30, 2013, the Company entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement. The Third Amendment modified certain of the restrictive covenants contained therein to permit the incurrence by the Company of increased amounts of miscellaneous types of liens and indebtedness to facilitate its consummation of the acquisition of Longleaf.

On February 13, 2014, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, to increase the size of the Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in the Company having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to us in terms of the financial and other restrictive covenants. The Company had $46.1 million of availability under the revolving line of credit as of December 31, 2013. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for March 31, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019. The Fourth Amendment also provides for a $150.0 million incremental credit facility, with the potential for unlimited additional incremental amounts, provided we meet certain financial ratios, in each case subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and its wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2013. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2013, borrowings under the Amended and Restated Senior Credit Facility bore interest at a rate of 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from December 31, 2012 through December 31, 2013. The Fourth Amendment resulted in a 0.50% decrease in the Applicable Rate for LIBOR Rate Loans (as defined in the Amended and Restated Credit Agreement) and a 0.10% decrease in the Unused Line Fee (as defined in the Amended and Restated Credit Agreement).

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2013, the Company was in compliance with such covenants.

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

The 12.875% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 12.875% Senior Notes, has no independent assets or operations.

On March 12, 2013, the Company redeemed $52.5 million of the 12.875% Senior Notes using a portion of the net proceeds of its December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

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

The 6.125% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several and the Company, as the parent issuer of the 6.125% Senior Notes, has no independent assets or operations.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 31, 2013 and December 31, 2012, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Other

Other accrued liabilities included $5.1 million and $3.2 million of accrued interest as of December 31, 2013 and 2012, respectively.

The aggregate maturities of long-term debt as of December 31, 2013 were as follows (in thousands):

2014	$15,195
2015	22,715
2016	30,235
2017	278,755
2018	97,780
Thereafter	171,640

Total	$616,320

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

Equity Offerings

On December 12, 2012, the Company completed the offering of 7,000,000 shares of common stock and on December 24, 2012, the Company completed the offering of 1,050,000 shares of common stock pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $7.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. The Company used the net proceeds partially to fund the acquisitions of AmiCare and BCA on December 31, 2012 and to redeem $52.5 million in principal amount of the Company’s 12.875% Senior Notes.

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

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity

Incentive Plan”). As of December 31, 2013, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,109,852 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

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

The Company recognized $5.2 million, $2.3 million and $17.3 million in equity-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. On April 30, 2013, certain non-employee directors affiliated with Waud Capital Partners, L.L.C. resigned from the Company’s Board of Directors in connection with the Company’s efforts to comply with NASDAQ’s board independence requirements. The Company recorded incremental equity-based compensation expense of $0.6 million related to the vesting of 20,090 shares of restricted stock that would have been forfeited had the awards not been modified to accelerate vesting. The equity-based compensation expense recorded in the year ended December 31, 2011 related to the Class C Units and Class D Units issued by Holdings to certain members of management, which units were valued based upon the estimated fair value of the common stock and cash distributed to the unit holders upon the dissolution of Holdings on November 1, 2011.

As of December 31, 2013, there was $15.4 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

As of December 31, 2013, there were 1,500 warrants outstanding and exercisable with a weighted average exercise price of $14.00. The Company recognized a deferred income tax benefit of $2.1 million for the year ended December 31, 2013, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the year ended December 31, 2013 was $1.8 million. No tax benefits were recognized or realized during the year ended December 31, 2012.

Stock option activity during 2012 and 2013 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	346,821	$7.74	4.50	$947
Options granted	429,498	16.36	9.22	2,960
Options exercised	(124,194)	8.01	N/A	1,381
Options cancelled	(97,028)	14.70	N/A	N/A

Options outstanding at December 31, 2012	555,097	13.13	7.53	5,632
Options granted	412,800	30.55	9.30	2,059
Options exercised	(126,662)	9.36	N/A	2,803
Options cancelled	(41,426)	23.50	N/A	N/A

Options outstanding at December 31, 2013	799,809	21.93	8.20	10,700

Options exercisable at December 31, 2012	164,062	$6.63	3.59	$2,707

Options exercisable at December 31, 2013	133,647	$11.15	4.81	$3,472

Restricted stock activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2012	138,321	$9.40
Granted	318,170	13.04
Cancelled	(42,107)	14.25
Vested	(96,321)	9.40

Unvested at December 31, 2012	318,063	$15.73
Granted	291,845	31.31
Cancelled	(53,056)	21.27
Vested	(94,155)	15.52

Unvested at December 31, 2013	462,697	$24.96

Restricted stock unit activity during 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2012	—	$—
Granted	86,485	16.11
Cancelled	(17,857)	15.96
Vested	—	—

Unvested at December 31, 2012	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at December 31, 2013	95,751	$23.05

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2013 and 2012:

	December 31,
	2013	2012

Weighted average grant-date fair value of options	$11.62	$6.93
Risk-free interest rate	1.0%	1.2%
Expected volatility	40%	42%
Expected life (in years)	5.5	6.3

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

The Company’s benefit from income taxes for continuing operations of $5.3 million for the year ended December 31, 2011, consisted of (i) current and deferred tax expense on the respective periods’ operating results, (ii) the recognition of deferred tax expense attributable to the change in federal and state tax status of the Company and its wholly-owned limited liability company subsidiaries, in accordance with FASB ASC 740 on April 1, 2011 and (iii) the effect of non-deductible items, including equity-based compensation expense and certain transaction-related expenses.

Income tax expense (benefit) from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$13,202	$7,045	$295
State	2,513	2,553	1,049
Foreign	177	—	—

Total current	15,892	9,598	1,344
Deferred:
Federal	7,802	3,144	(5,033)
State	1,786	(417)	(1,583)
Foreign	495	—	—

Total deferred provision	10,083	2,727	(6,616)

Provision for (benefit from) income taxes	$25,975	$12,325	$(5,272)

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Continuing operations	$25,975	$12,325	$(5,272)
Discontinued operations	(544)	(197)	219

Total	$25,431	$12,128	$(5,053)

A reconciliation of the U.S. federal statutory rate, from continuing operations, to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate on income before income taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.9	3.8	1.4
Permanent differences	0.8	0.8	(23.1)
Change in valuation allowance	(0.3)	(0.9)	(0.8)
Change in tax status of an enterprise	—	—	1.4
Flow-through to members of Holdings	—	—	1.2
Other	(2.9)	(1.2)	(1.4)

Effective income tax rate	37.5%	37.5%	13.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$905	$3,087
Fixed asset basis difference	1,141	—
Bad debt allowance	7,490	4,694
Accrued compensation and severance	7,669	6,324
Accrued expenses	91	463
Insurance reserves	2,680	359
Leases	1,083	1,605
Other assets	1,553	1,973

Total gross deferred tax assets	22,612	18,505
Less: valuation allowance	(124)	(359)

Deferred tax assets	22,488	18,146

Deferred tax liabilities:
Fixed asset basis difference	—	(4,599)
Prepaid items	(1,560)	(594)
Intangible assets	(13,196)	(2,571)

Total deferred tax liabilities	(14,756)	(7,764)

Total net deferred tax asset	$7,732	$10,382

The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversals of existing temporary differences. Current deferred tax assets at December 31, 2013 and 2012 were $15.7 million and $11.4 million, respectively. Non-current deferred tax liabilities at December 31, 2013 and 2012 were $8.0 million and $1.0 million, respectively.

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2013 and 2012, the Company carried a valuation allowance against deferred tax assets of $0.1 million and $0.4 million, respectively.

The Company currently benefits from state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforward at December 31, 2011 was fully utilized during the period ending December 31, 2012. State net operating loss carryfowards at December 31, 2013 and 2012 are approximately $18.5 million and $39.0 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2014 and 2033. In addition, the Company has certain state tax credits which will begin to expire in 2026 if not utilized.

The Company’s utilization of these various tax attributes, at both the federal and state level, may be limited under rules relating to the ownership changes. This limitation is incorporated in the above table by the valuation allowance recorded against a portion of the deferred tax assets.

Income taxes receivable was $4.0 million and $1.7 million at December 31, 2013 and 2011, respectively, and was included in other current assets in the consolidated balance sheet. Income taxes payable was $2.2 million at December 31, 2012 and was included in other accrued liabilities in the consolidated balance sheet. In addition, income taxes payable of $1.3 million and $0.6 million at December 31, 2013 and 2012, respectively, were included in other liabilities in the consolidated balance sheet. The balance in other liabilities relates to certain unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

	2013	2012
Balance at January 1	$1,195	$1,050
Additions based on tax positions related to the current year	321	262
Additions for tax positions of prior years	377	—
Reductions as a result of the lapse of applicable statutes of limitations	—	(117)

Balance at December 31	$1,893	$1,195

The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, as interest expense or another appropriate expense classification based on the accounting policy election of the company. The Company’s continuing accounting policy is to recognize interest and penalties related to income tax matters as a component of tax expense in the consolidated statements of operations. The Company recognized interest and penalties relative to uncertain tax positions during the year ended December 31, 2013. No interest or penalties were recognized relative to uncertain tax positions during the year ended December 31, 2012. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various foreign and state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2009 through 2013. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In foreign jurisdictions, the Company may be subject to examination for calendar years 2011 through 2013. Generally, for state tax purposes, the Company’s 2010 through 2013 tax years remain open for examination by the tax authorities. At the date of this report there are no state audits in process; however, the IRS has informed the Company of its plans to examine certain returns associated with subsidiaries that existed prior to the Company’s ownership. This audit has not progressed sufficiently to predict the ultimate outcome.

Deferred income taxes are not provided for accumulated undistributed earnings of approximately $2.7 million of its non-US subsidiaries as of December 31, 2013, as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. The hypothetical calculation of our tax liability, if we were no longer permanently reinvested, is not practicable due to the complexities involved with such calculation.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of December 31, 2013 and 2012 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2013	2012	2013	2012
Amended and Restated Senior Credit Facility	$346,000	$300,000	$346,000	$300,000

12.875% Senior Notes due 2018	$96,216	$147,757	$118,706	$181,500

6.125% Senior Notes due 2021	$150,000	$—	$155,625	$—

9.0% and 9.5% Revenue Bonds	$24,920	$25,561	$24,920	$25,561

Contingent consideration liability	$6,500	$6,120	$6,500	$6,120

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liability at December 31, 2013 was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the year ended December 31, 2013, the Company changed its projections of the timing of future payments. This change resulted in a $0.4 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of operations.

12. Leases

The Company is obligated under certain operating leases to rent space for its facilities and other office space. The original terms of the leases typically range from five to ten years, with optional renewal periods.

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows as of December 31, 2013 (in thousands):

2014	$6,129
2015	6,386
2016	5,337
2017	4,164
2018	2,766
Thereafter	19,904

Total minimum rental obligations	$44,686

During the years ended 2013, 2012 and 2011, rent expense was $10.0 million, $7.8 million and $5.6 million, respectively.

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

14. Employee Benefit Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees. The Company may, at its discretion, make contributions to the plan. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $0.3 million, $0.1 million and $0.2 million, respectively, to the 401(k) plan.

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

True Partners Engagement Agreement

The Company and True Partners Consulting LLC (“True Partners”), an affiliate of Waud Capital Partners, were parties to an engagement agreement dated January 7, 2011, pursuant to which True Partners renders tax consulting and compliance services to the Company and its affiliated entities. The engagement agreement terminated upon the completion of the services rendered by True Partners during 2011. The Company paid $0.2 million to True Partners for various tax consulting and compliance services during the year ended December 31, 2011.

16. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2013 and 2012. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,		June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2013:
Revenue	$161,213		$177,494	$184,702	$189,999
Income from continuing operations before income taxes	$6,732		$20,291	$22,287	$19,935
Net income	$3,738	(1)	$12,197	$14,364	$12,280
Basic net income per share	$0.07	(1)	$0.24	$0.29	$0.25
Diluted net income per share	$0.07	(1)	$0.24	$0.29	$0.24

2012:
Revenue	$89,563		$100,530	$103,116	$114,252
Income from continuing operations before income taxes	$4,992		$10,020	$10,311	$7,506	(2)
Net income	$3,679		$5,909	$6,450	$4,365	(2)
Basic and diluted net income per share	$0.11		$0.16	$0.15	$0.10

(1)	Includes debt extinguishment costs of $9.5 million, or $5.8 million net of taxes, in connection with the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.
(2)	Includes transaction-related expenses primarily related to the AmiCare and BCA acquisitions of $6.0 million.

17. Subsequent Events

On January 1, 2014, the Company completed its acquisition of the assets of Pacific Grove, an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

18. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% and 6.125% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$—	$6,494	$(1,925)	$4,569
Accounts receivable, net	—	86,597	9,288	—	95,885
Deferred tax assets	—	15,284	419	—	15,703
Other current assets	—	27,886	1,083	—	28,969

Total current assets	—	129,767	17,284	(1,925)	145,126
Property and equipment, net	—	340,175	29,934	—	370,109
Goodwill	—	564,539	97,010	—	661,549
Intangible assets, net	—	18,578	1,990	—	20,568
Investment in subsidiaries	1,034,160	—	—	(1,034,160)	—
Other assets	13,311	11,675	8,082	(5,761)	27,307

Total assets	$1,047,471	$1,064,734	$154,300	$(1,041,846)	$1,224,659

Current liabilities:
Current portion of long-term debt	$15,000	$—	$195	$—	$15,195
Accounts payable	—	36,289	1,662	(1,925)	36,026
Accrued salaries and benefits	—	36,027	1,694	—	37,721
Other accrued liabilities	4,876	19,982	890	—	25,748

Total current liabilities	19,876	92,298	4,441	(1,925)	114,690
Long-term debt	544,291	—	57,650	—	601,941
Deferred tax liabilities – noncurrent	2,594	11,138	—	(5,761)	7,971
Other liabilities	—	19,347	—	—	19,347

Total liabilities	566,761	122,783	62,091	(7,686)	743,949

Total equity	480,710	941,951	92,209	(1,034,160)	480,710

Total liabilities and equity	$1,047,471	$1,064,734	$154,300	$(1,041,846)	$1,224,659

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$49,307	$92	$—	$49,399
Accounts receivable, net	—	61,359	2,511	—	63,870
Deferred tax assets	—	11,323	57	—	11,380
Other current assets	—	16,074	258	—	16,332

Total current assets	—	138,063	2,918	—	140,981
Property and equipment, net	—	218,716	18,226	—	236,942
Goodwill	—	537,296	20,106	—	557,402
Intangible assets, net	—	14,953	1,035	—	15,988
Investment in subsidiaries	868,165	—	—	(868,165)	—
Other assets	15,401	16,217	3,277	(2,795)	32,100

Total assets	$883,566	$925,245	$45,562	$(870,960)	$983,413

Current liabilities:
Current portion of long-term debt	$7,500	$—	$180	$—	$7,680
Accounts payable	—	18,048	1,033	—	19,081
Accrued salaries and benefits	—	28,285	464	—	28,749
Other accrued liabilities	3,259	12,853	229	—	16,341

Total current liabilities	10,759	59,186	1,906	—	71,851
Long-term debt	440,257	—	25,381	—	465,638
Deferred tax liabilities – noncurrent	—	3,793	—	(2,795)	998
Other liabilities	—	12,376	—	—	12,376

Total liabilities	451,016	75,355	27,287	(2,795)	550,863

Total equity	432,550	849,890	18,275	(868,165)	432,550

Total liabilities and equity	$883,566	$925,245	$45,562	$(870,960)	$983,413

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$700,407	$34,702	$—	$735,109
Provision for doubtful accounts	—	(20,700)	(1,001)	—	(21,701)

Revenue	—	679,707	33,701	—	713,408
Salaries, wages and benefits	5,249	388,749	13,964	—	407,962
Professional fees	—	34,149	3,022	—	37,171
Supplies	—	35,686	1,883	—	37,569
Rents and leases	—	9,282	767	—	10,049
Other operating expenses	—	72,626	7,946	—	80,572
Depreciation and amortization	—	15,882	1,208	—	17,090
Interest expense, net	35,327	22	1,901	—	37,250
Debt extinguishment costs	9,350	—	—	—	9,350
Transaction-related expenses	—	6,716	434	—	7,150

Total expenses	49,926	563,112	31,125	—	644,163
(Loss) income from continuing operations before income taxes	(49,926)	116,595	2,576	—	69,245
Equity in earnings of subsidiaries	73,538	—	—	(73,538)	—
(Benefit from) provision for income taxes	(18,967)	44,294	648	—	25,975

Income (loss) from continuing operations	42,579	72,301	1,928	(73,538)	43,270
Loss from discontinued operations, net of income taxes	—	(691)	—	—	(691)

Net income (loss)	$42,579	$71,610	$1,928	$(73,538)	$42,579

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$412,161	$1,689	$—	$413,850
Provision for doubtful accounts	—	(6,389)	—	—	(6,389)

Revenue	—	405,772	1,689	—	407,461
Salaries, wages and benefits	2,267	236,182	1,190	—	239,639
Professional fees	—	18,806	213	—	19,019
Supplies	—	19,382	114	—	19,496
Rents and leases	—	7,816	22	—	7,838
Other operating expenses	—	42,121	656	—	42,777
Depreciation and amortization	—	7,874	108	—	7,982
Interest expense, net	29,512	—	257	—	29,769
Sponsor management fees	—	—	—	—	—
Transaction-related expenses	—	8,112	—	—	8,112

Total expenses	31,779	340,293	2,560	—	374,632
(Loss) income from continuing operations before income taxes	(31,779)	65,479	(871)	—	32,829
Equity in earnings of subsidiaries	40,251	—	—	(40,251)	—
(Benefit from) provision for income taxes	(11,931)	24,583	(327)	—	12,325

Income (loss) from continuing operations	20,403	40,896	(544)	(40,251)	20,504
Loss from discontinued operations, net of income taxes	—	(101)	—	—	(101)

Net income (loss)	$20,403	$40,795	$(544)	$(40,251)	$20,403

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$219,704	$—	$—	$219,704
Provision for doubtful accounts	—	(3,206)	—	—	(3,206)

Revenue	—	216,498	—	—	216,498
Salaries, wages and benefits	17,320	135,289	—	—	152,609
Professional fees	—	8,896	—	—	8,896
Supplies	—	11,349	—	—	11,349
Rents and leases	—	5,576	—	—	5,576
Other operating expenses	—	20,171	—	—	20,171
Depreciation and amortization	—	4,278	—	—	4,278
Interest expense, net	9,191	—	—	—	9,191
Sponsor management fees	—	1,347	—	—	1,347
Transaction-related expenses	—	41,547	—	—	41,547

Total expenses	26,511	228,453	—	—	254,964
Loss from continuing operations before income taxes	(26,511)	(11,955)	—	—	(38,466)
Equity in earnings of subsidiaries	(12,014)	—	—	12,014	—
Benefit from income taxes	(3,633)	(1,639)	—	—	(5,272)

(Loss) income from continuing operations	(34,892)	(10,316)	—	12,014	(33,194)
Loss from discontinued operations, net of income taxes	—	(1,698)	—	—	(1,698)

Net (loss) income	$(34,892)	$(12,014)	$—	$12,014	$(34,892)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$42,579	$71,610	$1,928	$(73,538)	$42,579
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(73,538)	—	—	73,538	—
Depreciation and amortization	—	15,882	1,208	—	17,090
Amortization of debt issuance costs	2,725	—	(461)	—	2,264
Equity-based compensation expense	5,249	—	—	—	5,249
Deferred income tax expense	(754)	10,278	559	—	10,083
Loss from discontinued operations, net of taxes	—	691	—	—	691
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	21	—	—	21
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(22,768)	1,526	—	(21,242)
Other current assets	—	(3,774)	122	—	(3,652)
Other assets	—	(1,950)	(289)	—	(2,239)
Accounts payable and other accrued liabilities	—	(287)	(561)	—	(848)
Accrued salaries and benefits	—	2,161	642	—	2,803
Other liabilities	—	3,181	—	—	3,181

Net cash (used in) provided by continuing operating activities	(14,389)	75,045	4,674	—	65,330
Net cash used in discontinued operating activities	—	232	—		232

Net cash (used in) provided by operating activities	(14,389)	75,277	4,674	—	65,562
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(164,019)	—	—	(164,019)
Cash paid for capital expenditures	—	(68,497)	(444)	—	(68,941)
Cash paid for real estate acquisitions	—	(8,092)	—	—	(8,092)
Other	—	(1,926)	—	—	(1,926)

Net cash used in investing activities	—	(242,534)	(444)	—	(242,978)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Borrowings on revolving credit facility	61,500	—	—	—	61,500
Principal payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Principal payments on long-term debt	(7,500)	—	(180)	—	(7,680)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,307)	—	—	—	(4,307)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Issuance of common stock, net	(205)	—	—	—	(205)
Common stock withheld for minimum statutory taxes, net	(1,242)	—	—	—	(1,242)
Excess tax benefit from equity awards	1,779	—	—	—	1,779
Cash (used in) provided by intercompany activity	(118,377)	117,950	2,352	(1,925)	—

Net cash (used in) provided by financing activities	14,389	117,950	2,172	(1,925)	132,586

Net (decrease) increase in cash and cash equivalents	—	(49,307)	6,402	(1,925)	(44,830)
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$—	$6,494	$(1,925)	$4,569

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$20,403	$40,795	$(544)	$(40,251)	$20,403
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(40,251)	—	—	40,251	—
Depreciation and amortization	—	7,874	108	—	7,982
Amortization of debt issuance costs	2,507	—	—	—	2,507
Equity-based compensation expense	2,267	—	—	—	2,267
Deferred income tax expense	(519)	3,376	(10)	—	2,847
Other	—	(3)	—	—	(3)
Loss from discontinued operations, net of taxes	—	101	—	—	101
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(9,283)	(1,061)	—	(10,344)
Other current assets	—	1,579	4	—	1,583
Other assets	—	603	34	—	637
Accounts payable and other accrued liabilities	—	997	(512)	—	485
Accrued salaries and benefits	—	5,121	21	—	5,142
Other liabilities	—	702	—	—	702

Net cash (used in) provided by continuing operating activities	(15,593)	51,862	(1,960)	—	34,309
Net cash used in discontinued operating activities	—	(411)	—	—	(411)

Net cash (used in) provided by operating activities	(15,593)	51,451	(1,960)	—	33,898
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(443,473)	—	—	(443,473)
Cash paid for capital expenditures	—	(27,595)	—	—	(27,595)
Cash paid for real estate acquisitions	—	(53,159)	—	—	(53,159)
Other	—	(417)	—	—	(417)

Net cash used in investing activities	—	(524,644)	—	—	(524,644)
Financing activities:
Borrowings on long-term debt	176,063	—	—	—	176,063
Borrowings on revolving credit facility	16,000	—	—	—	16,000
Principal payments on revolving credit facility	(16,000)	—	—	—	(16,000)
Principal payments on long-term debt	(6,000)	—	—	—	(6,000)
Payment of debt issuance costs	(4,551)	—	—	—	(4,551)
Issuance of common stock, net	311,841	—	—	—	311,841
Common stock withheld for minimum statutory taxes, net	960	—	—	—	960
Excess tax benefit from equity awards	714	—	—	—	714
Cash (used in) provided by intercompany activity	(463,434)	461,382	2,052	—	—

Net cash (used in) provided by financing activities	15,593	461,382	2,052	—	479,027

Net (decrease) increase in cash and cash equivalents	—	(11,811)	92	—	(11,719)
Cash and cash equivalents at beginning of the period	—	61,118	—	—	61,118

Cash and cash equivalents at end of the period	$—	$49,307	$92	$—	$49,399

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net (loss) income	$(34,892)	$(12,014)	$—	$12,014	$(34,892)
Adjustments to reconcile net (loss) income to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	12,014	—	—	(12,014)	—
Depreciation and amortization	—	4,278	—	—	4,278
Amortization of debt issuance costs	1,271	—	—	—	1,271
Equity-based compensation expense	17,320	—	—	—	17,320
Deferred income tax benefit	—	(6,442)	—	—	(6,442)
Other	—	(168)	—	—	(168)
Loss from discontinued operations, net of taxes	—	1,698	—	—	1,698
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(1,675)	—	—	(1,675)
Other current assets	—	(1,625)	—	—	(1,625)
Other assets	—	(969)	—	—	(969)
Accounts payable and other accrued liabilities	—	3,326	—	—	3,326
Accrued salaries and benefits	—	(1,759)	—	—	(1,759)
Other liabilities	—	734	—	—	734

Net cash (used in) provided by continuing operating activities	(4,287)	(14,616)	—	—	(18,903)
Net cash used in discontinued operating activities	—	(1,763)	—	—	(1,763)

Net cash (used in) provided by operating activities	(4,287)	(16,379)	—	—	(20,666)
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(206,379)	—	—	(206,379)
Cash paid for capital expenditures	—	(9,558)	—	—	(9,558)
Cash paid for real estate acquisitions	—	(8,706)	—	—	(8,706)
Other	—	(689)	—	—	(689)

Net cash used in continuing investing activities	—	(225,332)	—	—	(225,332)
Net cash used in discontinued investing activities	—	(238)	—	—	(238)

Net cash used in investing activities	—	(225,570)	—	—	(225,570)
Financing activities:
Borrowings on long-term debt	282,485	—	—	—	282,485
Borrowings on revolving credit facility	15,100	—	—	—	15,100
Principal payments on revolving credit facility	(15,100)	—	—	—	(15,100)
Principal payments on long-term debt	(5,063)	—	—	—	(5,063)
Repayment of long-term debt	(9,984)	—	—	—	(9,984)
Payment of debt issuance costs	(12,111)	—	—	—	(12,111)
Issuance of common stock, net	67,162	—	—	—	67,162
Common stock withheld for minimum statutory taxes, net	38	—	—	—	38
Cash distribution paid to equity holders	(74,441)	—	—	—	(74,441)
Contribution from Holdings	51,029	—	—	—	51,029
Distributions to equity holders	(375)	—	—	—	(375)
Cash (used in) provided by intercompany activity	(294,453)	294,453	—	—	—

Net cash provided by (used in) financing activities	4,287	294,453	—	—	298,740

Net increase in cash and cash equivalents	—	52,504	—	—	52,504
Cash and cash equivalents at beginning of the period	—	8,614	—	—	8,614

Cash and cash equivalents at end of the period	$—	61,118	$—	$—	$61,118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ JOEY A. JACOBS
Joey A. Jacobs
Chairman of the Board and Chief Executive Officer

Dated: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS Joey A. Jacobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2014

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2014

/s/ BRUCE A. SHEAR Bruce A. Shear	Executive Vice Chairman, Director	February 21, 2014

/s/ E. PEROT BISSELL E. Perot Bissell	Director	February 21, 2014

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 21, 2014

/s/ ALLAN B. HUBBARD Allan B. Hubbard	Director	February 21, 2014

/s/ KYLE D. LATTNER Kyle D. Lattner	Director	February 21, 2014

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 21, 2014

/s/ WILLIAM M. PETRIE William M. Petrie	Director	February 21, 2014

/s/ HARTLEY R. ROGERS Hartley R. Rogers	Director	February 21, 2014

/s/ REEVE B. WAUD Reeve B. Waud	Director	February 21, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (i)

3.2	Amended and Restated Bylaws of the Company (i)

4.1	Indenture, dated as of November 1, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (i)

4.2	Form of 12.875% Senior Note due 2018. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 1, 2011, among the Company, the Guarantors named therein and Jefferies & Company, Inc. (i)

4.4	Indenture, dated as of March 12, 2013, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (j)

4.5	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.4)

4.6	Registration Rights Agreement, dated March 12, 2013, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (j)

4.7	Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the WCP and Management Investors Named therein. (i)

4.8	Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (k)

4.9	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (l)

Exhibit No.	Exhibit Description

4.10	Amended and Restated Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (l)

4.11	Form of Subscription Agreement and Warrant. (m)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (j)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (n)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (o)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (p)

†10.6	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Joey A. Jacobs. (b)

†10.7	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Brent Turner. (b)

†10.8	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Christopher L. Howard. (b)

†10.9	Employment Agreement, dated as of January 31, 2011, between Acadia Management Company, Inc. and Ronald M. Fincher. (b)

†10.10	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.11	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (q)

†10.12	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (q)

†10.13	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (q)

†10.14	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (r)

†10.15	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (s)

†10.16	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (s)

†10.17	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (t)

†10.18	Form of Restricted Stock Unit Agreement. (b)

†10.19	Form of Incentive Stock Option Agreement. (b)

†10.20	Form of Non-Qualified Stock Option Agreement. (b)

†10.21	Form of Restricted Stock Agreement. (b)

†10.22	Form of Stock Appreciation Rights Agreement. (b)

†10.23	Acadia Healthcare Company, Inc. 2012 Cash Bonus Plans. (u)

†10.24	Acadia Healthcare Company, Inc. 2012 Long-Term Incentive Plan. (u)

†10.25	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (v)

†10.26	Nonmanagement Director Compensation Program, effective January 1, 2013. (v)

†10.27	Stock Ownership Guidelines for Nonmanagement Directors, effective March 19, 2012. (u)

†10.28	David M. Duckworth 2012 Cash Bonus Plan. (w)

†10.29	David M. Duckworth 2012 Long-Term Incentive Plan. (w)

10.30	Professional Services Agreement, dated as of April 1, 2011, between Waud Capital Partners, L.L.C. and Acadia Healthcare Company, Inc. (f/k/a Acadia Healthcare Company, LLC). (b)

Exhibit No.	Exhibit Description

10.31	Termination Agreement, dated November 1, 2011, by and between Waud Capital Partners, L.L.C and Acadia Healthcare Company, Inc. (l)

10.32	Engagement Agreement, dated January 7, 2011, between True Partners Consulting LLC and the Company (b)

10.33	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (i)

10.34	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (i)

10.35	Underwriting Agreement, dated December 6, 2012, by and among the Company, the selling stockholders named in Schedule B thereof and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the several underwriters named therein. (x)

10.36	Purchase Agreement, dated March 7, 2013, by and among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein. (j)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).

(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(m)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(n)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(r)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(s)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(t)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 23, 2012 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 7, 2012 (File No. 001-35331).