Form 10-Q
period 2014-03-31
Acadia Healthcare Company, Inc.
filed 2014-04-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, there were 50,774,503 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,243	$4,569
Accounts receivable, net of allowance for doubtful accounts of $17,689 and $18,345, respectively	104,585	95,885
Deferred tax assets	17,029	15,703
Other current assets	28,180	28,969

Total current assets	157,037	145,126
Property and equipment, net	403,366	370,109
Goodwill	665,421	661,549
Intangible assets, net	20,730	20,568
Deferred tax assets – noncurrent	4,325	—
Other assets	32,066	27,307

Total assets	$1,282,945	$1,224,659

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,570	$15,195
Accounts payable	28,405	36,026
Accrued salaries and benefits	32,257	37,721
Other accrued liabilities	27,673	25,748

Total current liabilities	97,905	114,690
Long-term debt	653,626	601,941
Deferred tax liabilities – noncurrent	15,399	7,971
Other liabilities	19,865	19,347

Total liabilities	786,795	743,949
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 50,217,314 and 50,070,980 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	502	501
Additional paid-in capital	464,188	461,807
Retained earnings	31,460	18,402

Total equity	496,150	480,710

Total liabilities and equity	$1,282,945	$1,224,659

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$206,119	$165,705
Provision for doubtful accounts	(4,701)	(4,492)

Revenue	201,418	161,213
Salaries, wages and benefits (including equity-based compensation expense of $1,764 and $601, respectively)	117,575	94,351
Professional fees	10,382	9,014
Supplies	10,064	8,598
Rents and leases	2,769	2,327
Other operating expenses	23,110	16,983
Depreciation and amortization	5,436	3,622
Interest expense, net	9,707	8,762
Debt extinguishment costs	—	9,350
Transaction-related expenses	1,579	1,474

Total expenses	180,622	154,481

Income from continuing operations before income taxes	20,796	6,732
Provision for income taxes	7,775	2,678

Income from continuing operations	13,021	4,054
Income (loss) from discontinued operations, net of income taxes	37	(316)

Net income	$13,058	$3,738

Basic earnings per share:
Income from continuing operations	$0.26	$0.08
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.26	$0.07

Diluted earnings per share:
Income from continuing operations	$0.26	$0.08
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.26	$0.07

Weighted-average shares outstanding:
Basic	50,120	49,911
Diluted	50,486	50,250

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities:
Net income	$13,058	$3,738
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	5,436	3,622
Amortization of debt issuance costs	644	540
Equity-based compensation expense	1,764	601
Deferred income tax expense	2,231	2,455
(Income) loss from discontinued operations, net of taxes	(37)	316
Debt extinguishment costs	—	9,350
Other	13	15
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,694)	(9,522)
Other current assets	952	(1,072)
Other assets	(1,576)	(850)
Accounts payable and other accrued liabilities	(1,839)	(997)
Accrued salaries and benefits	(5,407)	(6,717)
Other liabilities	770	(271)

Net cash provided by continuing operating activities	7,315	1,208
Net cash provided by (used in) discontinued operating activities	31	(267)

Net cash provided by operating activities	7,346	941
Investing activities:
Cash paid for acquisitions, net of cash acquired	(10,000)	(22,375)
Cash paid for capital expenditures	(21,649)	(12,764)
Cash paid for real estate acquisitions	(16,097)	—
Other	(178)	(133)

Net cash used in investing activities	(47,924)	(35,272)
Financing activities:
Borrowings on long-term debt	7,500	150,000
Borrowings on revolving credit facility	40,500	—
Principal payments on long-term debt	(1,875)	(1,875)
Repayment of long-term debt	—	(52,500)
Payment of debt issuance costs	(3,491)	(4,153)
Payment of premium on note redemption	—	(6,759)
Common stock withheld for minimum statutory taxes, net	(2,112)	(641)
Excess tax benefit from equity awards	2,730	635

Net cash provided by financing activities	43,252	84,707

Net increase in cash and cash equivalents	2,674	50,376
Cash and cash equivalents at beginning of the period	4,569	49,399

Cash and cash equivalents at end of the period	$7,243	$99,775

Effect of acquisitions:
Assets acquired, excluding cash	$10,500	$43,330
Liabilities assumed	—	(9,271)
Prior year deposits paid for acquisitions	(500)	(11,684)

Cash paid for acquisitions, net of cash acquired	$10,000	$22,375

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At March 31, 2014, the Company operated 52 behavioral healthcare facilities with over 4,300 licensed beds in 24 states and Puerto Rico.

Basis of Presentation

The business of the Company is conducted through limited liability companies and C-corporations, each of which is a direct or indirect wholly-owned subsidiary of the Company. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, all of which are 100% owned. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$13,021	$4,054
Income (loss) from discontinued operations	37	(316)

Net income	$13,058	$3,738

Denominator:
Weighted average shares outstanding for basic earnings per share	50,120	49,911
Effect of dilutive instruments	366	339

Shares used in computing diluted earnings per common share	50,486	50,250

Basic earnings per share:
Income from continuing operations	$0.26	$0.08
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.26	$0.07

Diluted earnings per share:
Income from continuing operations	$0.26	$0.08
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.26	$0.07

Approximately 0.5 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

3. Acquisitions

Pacific Grove

On January 1, 2014, the Company completed its acquisition of the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

2013 Acquisitions

On December 1, 2013, the Company completed its acquisition of the assets of Cascade Behavioral Hospital (“Cascade”). On October 1, 2013, the Company completed its acquisition of the assets of Longleaf Hospital (“Longleaf”). On August 1, 2013, the Company completed its acquisition of The Refuge, a Healing Place (“The Refuge”). On May 1, 2013, the Company completed its acquisition of two facilities from United Medical Corporation (the “UMC Facilities”). On January 31, 2013, the Company completed its acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center (“Delta”). On January 1, 2013, the Company completed its acquisition of the assets of Greenleaf Center (“Greenleaf”).

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2014 and 2013 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of Pacific Grove, Cascade, Longleaf, The Refuge and the UMC Facilities. The Company expects to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired during the three months ended March 31, 2014 in connection with the Pacific Grove acquisition were as follows (in thousands):

Property and equipment	$6,500
Goodwill	3,796
Intangible assets	204

Total assets acquired	10,500

Total liabilities assumed	—

Net assets acquired	$10,500

The fair values of assets acquired and liabilities assumed during 2013, at the corresponding acquisition dates, were as follows (in thousands):

	UMC Facilities	Other	Total
Cash	$52	$873	$925
Accounts receivable	5,251	5,868	11,119
Prepaid expenses and other current assets	722	3,067	3,789
Property and equipment	22,347	42,672	65,019
Goodwill	67,268	37,603	104,871
Intangible assets	1,505	1,910	3,415
Other assets	4,712	29	4,741

Total assets acquired	101,857	92,022	193,879
Accounts payable	1,535	7,487	9,022
Accrued salaries and benefits	588	3,079	3,667
Other accrued expenses	315	2,306	2,621
Other liabilities	—	2,360	2,360

Total liabilities assumed	2,438	15,232	17,670

Net assets acquired	$99,419	$76,790	$176,209

Other

The qualitative factors comprising the goodwill acquired in the Pacific Grove, Cascade, Longleaf, The Refuge, the UMC Facilities, Delta and Greenleaf acquisitions (collectively the “2013 and 2014 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Legal, accounting and other costs	$1,120	$1,005
Severance and contract termination costs	459	469

	$1,579	$1,474

Pro Forma Information

The condensed consolidated statements of operations for the three months ended March 31, 2014 include revenue of $33.5 million and income from continuing operations before income taxes of $2.2 million related to acquisitions completed in 2014 and 2013. The condensed consolidated statements of operations for the three months ended March 31, 2013 include revenue of $10.0 million and loss from continuing operations before income taxes of $1.4 million related to acquisitions completed in 2013.

The following table provides certain pro forma financial information for the Company as if the 2013 and 2014 Acquisitions occurred as of January 1, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$201,418	$187,490

Income from continuing operations, before income taxes	$20,796	$7,782

4. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the three months ended March 31, 2014 (in thousands):

Balance at January 1, 2014	$661,549
Increase from 2014 acquisitions	3,796
Other	76

Balance at March 31, 2014	$665,421

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,015)	$(910)
Non-compete agreements	1,247	1,247	(1,054)	(1,021)

	3,347	3,347	(2,069)	(1,931)
Intangible assets not subject to amortization:
Licenses and accreditations	8,595	8,391	—	—
Trade names	3,000	3,000	—	—
Certificates of need	7,857	7,761	—	—

	19,452	19,152	—	—

Total	$22,799	$22,499	$(2,069)	$(1,931)

In connection with the Pacific Grove acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million.

In connection with the Greenleaf acquisition, the Company acquired a certificate of need with a fair value of $0.6 million. In connection with the Delta acquisition, the Company acquired intangible assets with a fair value of $0.8 million consisting of licenses and accreditations of $0.2 million and a certificate of need of $0.6 million. In connection with the UMC Facilities’ acquisition, the Company acquired intangible assets with a fair value of $1.5 million consisting of licenses and accreditations of $0.2 million and certificates of need of $1.3 million. In connection with the Longleaf acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million. In connection with the Cascade acquisition, the Company acquired a certificate of need with a fair value of $0.3 million. The Company incurred and capitalized $0.1 million in both the three months ended March 31, 2014 and 2013 related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is $0.5 million, $0.5 million, $0.3 million, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5. Property and Equipment

Property and equipment consists of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Land	$66,598	$58,947
Building and improvements	284,168	259,523
Equipment	39,713	36,742
Construction in progress	47,372	44,186

	437,851	399,398
Less accumulated depreciation	(34,485)	(29,289)

Property and equipment, net	$403,366	$370,109

6. Discontinued Operations

In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida and recognized a pretax loss on disposal of $0.2 million, which had been included in income (loss) from discontinued operations on the consolidated statements of operations. The results of operations of this facility has been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$—

Income (loss) from discontinued operations, net of income taxes	$37	$(316)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$298,125	$292,500
Senior Secured Revolving Line of Credit	94,000	53,500
12.875% Senior Notes due 2018	96,264	96,216
6.125% Senior Notes due 2021	150,000	150,000
9.0% and 9.5% Revenue Bonds	24,807	24,920

	663,196	617,136
Less: current portion	(9,570)	(15,195)

Long-term debt	$653,626	$601,941

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

On February 13, 2014, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, to increase the size of the Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in the Company having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to the Company in terms of the financial and other restrictive covenants. The Company had $205.6 million of availability under the revolving line of credit as of March 31, 2014. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for March 31, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019. The Fourth Amendment also provides for a $150.0 million incremental credit facility, with the potential for unlimited additional incremental amounts, provided the Company meets certain financial ratios, in each case subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and its wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2014. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2014, borrowings under the Amended and Restated Senior Credit Facility bore interest at a rate of 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. The Company paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through March 31, 2014. The Fourth Amendment resulted in a 0.50% decrease in the Applicable Rate for LIBOR Rate Loans (as defined in the Amended and Restated Credit Agreement) and a 0.10% decrease in the Unused Line Fee (as defined in the Amended and Restated Credit Agreement).

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of March 31, 2014, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2014 and December 31, 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

8. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of March 31, 2014, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,697,460 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $1.8 million and $0.6 million in equity-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $27.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years.

As of March 31, 2014, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $0.7 million for the three months ended March 31, 2014 related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended March 31, 2014 was $2.7 million. The Company recognized a deferred income tax benefit of $0.2 million for the three months ended March 31, 2013 related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended March 31, 2013 was $0.6 million.

Stock option activity during 2013 and 2014 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	555,097	$13.13	7.53	$5,632
Options granted	411,800	30.55	9.30	2,059
Options exercised	(126,662)	9.36	N/A	2,803
Options cancelled	(41,426)	23.50	N/A	N/A

Options outstanding at December 31, 2013	798,809	21.93	8.20	10,700
Options granted	177,863	50.75	9.92	—
Options exercised	(51,024)	11.57	N/A	2,038
Options cancelled	(13,500)	30.99	N/A	N/A

Options outstanding at March 31, 2014	912,148	27.98	8.43	19,654

Options exercisable at December 31, 2013	133,647	$11.15	4.81	$3,472

Options exercisable at March 31, 2014	224,258	$22.22	6.76	$7,090

Restricted stock activity during 2013 and 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	318,063	$15.73
Granted	290,845	31.31
Cancelled	(53,056)	21.27
Vested	(94,155)	15.52

Unvested at December 31, 2013	461,697	$24.96
Granted	193,743	50.75
Cancelled	(15,300)	33.59
Vested	(83,011)	23.04

Unvested at March 31, 2014	557,129	$33.95

Restricted stock unit activity during 2013 and 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at December 31, 2013	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at March 31, 2014	125,113	$38.73

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2014 and year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Weighted average grant-date fair value of options	$18.23	$11.62
Risk-free interest rate	1.7%	1.0%
Expected volatility	36%	40%
Expected life (in years)	5.5	5.5

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

9. Income Taxes

The provision for income taxes for continuing operations for the three months ended March 31, 2014 and 2013 reflects effective tax rates of 37.4% and 39.8%, respectively. The decrease in the tax rate for the three months ended March 31, 2014 was primarily attributable to various state tax planning initiatives and restructurings.

10. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Amended and Restated Senior Credit Facility	$392,125	$346,000	$392,125	$346,000
12.875% Senior Notes due 2018	$96,264	$96,216	$117,488	$118,706
6.125% Senior Notes due 2021	$150,000	$150,000	$156,563	$155,625
9.0% and 9.5% Revenue Bonds	$24,807	$24,920	$24,807	$24,920
Contingent consideration liability	$7,000	$6,500	$7,000	$6,500

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liability at March 31, 2014 was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the three months ended March 31, 2014, the Company changed its projections of the timing of future payments. This change resulted in a $0.5 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of operations.

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

12. Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Management is evaluating the impact of ASU 2014-08 on the Company’s consolidated financial statements and does not expect ASU 2014-08 to have a significant impact on the Company’s consolidated financial statements.

13. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% and 6.125% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$2,974	$4,269	$—	$7,243
Accounts receivable, net	—	94,857	9,728	—	104,585
Deferred tax assets	—	16,588	441	—	17,029
Other current assets	—	27,065	1,115	—	28,180

Total current assets	—	141,484	15,553	—	157,037
Property and equipment, net	—	372,848	30,518	—	403,366
Goodwill	—	568,407	97,014	—	665,421
Intangible assets, net	—	18,740	1,990	—	20,730
Deferred tax assets – noncurrent	2,165	—	5,541	(3,381)	4,325
Investment in subsidiaries	1,089,264	—	—	(1,089,264)	—
Other assets	48,903	13,653	2,321	(32,811)	32,066

Total assets	$1,140,332	$1,115,132	$152,937	$(1,125,456)	$1,282,945

Current liabilities:
Current portion of long-term debt	$9,375	$—	$575	$(380)	$9,570
Accounts payable	—	26,905	1,500	—	28,405
Accrued salaries and benefits	—	30,615	1,642	—	32,257
Other accrued liabilities	5,792	20,366	1,515	—	27,673

Total current liabilities	15,167	77,886	5,232	(380)	97,905
Long-term debt	629,015	—	57,042	(32,431)	653,626
Deferred tax liabilities – noncurrent	—	18,780	—	(3,381)	15,399
Other liabilities	—	19,865	—	—	19,865

Total liabilities	644,182	116,531	62,274	(36,192)	786,795

Total equity	496,150	998,601	90,663	(1,089,264)	496,150

Total liabilities and equity	$1,140,332	$1,115,132	$152,937	$(1,125,456)	$1,282,945

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$—	$6,494	$(1,925)	$4,569
Accounts receivable, net	—	86,597	9,288	—	95,885
Deferred tax assets	—	15,284	419	—	15,703
Other current assets	—	27,886	1,083	—	28,969

Total current assets	—	129,767	17,284	(1,925)	145,126
Property and equipment, net	—	340,175	29,934	—	370,109
Goodwill	—	564,539	97,010	—	661,549
Intangible assets, net	—	18,578	1,990	—	20,568
Investment in subsidiaries	1,034,160	—	—	(1,034,160)	—
Other assets	46,236	11,675	8,082	(38,686)	27,307

Total assets	$1,080,396	$1,064,734	$154,300	$(1,074,771)	$1,224,659

Current liabilities:
Current portion of long-term debt	$15,000	$—	$195	$—	$15,195
Accounts payable	—	36,289	1,662	(1,925)	36,026
Accrued salaries and benefits	—	36,027	1,694	—	37,721
Other accrued liabilities	4,876	19,982	890	—	25,748

Total current liabilities	19,876	92,298	4,441	(1,925)	114,690
Long-term debt	577,216	—	57,650	(32,925)	601,941
Deferred tax liabilities – noncurrent	2,594	11,138	—	(5,761)	7,971
Other liabilities	—	19,347	—	—	19,347

Total liabilities	599,686	122,783	62,091	(40,611)	743,949

Total equity	480,710	941,951	92,209	(1,034,160)	480,710

Total liabilities and equity	$1,080,396	$1,064,734	$154,300	$(1,074,771)	$1,224,659

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$193,282	$12,837	$—	$206,119
Provision for doubtful accounts	—	(4,510)	(191)	—	(4,701)

Revenue	—	188,772	12,646	—	201,418
Salaries, wages and benefits	1,764	110,653	5,158	—	117,575
Professional fees	—	9,253	1,129	—	10,382
Supplies	—	9,385	679	—	10,064
Rents and leases	—	2,495	274	—	2,769
Other operating expenses	—	21,079	2,031	—	23,110
Depreciation and amortization	—	5,085	351	—	5,436
Interest expense, net	9,111	—	596	—	9,707
Transaction-related expenses	—	1,579	—	—	1,579

Total expenses	10,875	159,529	10,218	—	180,622
(Loss) income from continuing operations before income taxes	(10,875)	29,243	2,428	—	20,796
Equity in earnings of subsidiaries	19,867	—	—	(19,867)	—
(Benefit from) provision for income taxes	(4,066)	10,934	907	—	7,775

Income (loss) from continuing operations	13,058	18,309	1,521	(19,867)	13,021
Income from discontinued operations, net of income taxes	—	37	—	—	37

Net income (loss)	$13,058	$18,346	$1,521	$(19,867)	$13,058

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$13,058	$18,346	$1,521	$(19,867)	$13,058
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(19,867)	—	—	19,867	—
Depreciation and amortization	—	5,085	351	—	5,436
Amortization of debt issuance costs	757	—	(113)	—	644
Equity-based compensation expense	1,764	—	—	—	1,764
Deferred income tax expense	429	1,604	198	—	2,231
Income from discontinued operations, net of taxes	—	(37)	—	—	(37)
Other	—	13	—	—	13
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(9,134)	440	—	(8,694)
Other current assets	—	919	33	—	952
Other assets	114	(1,576)	—	(114)	(1,576)
Accounts payable and other accrued liabilities	—	(2,302)	463	—	(1,839)
Accrued salaries and benefits	—	(5,356)	(51)	—	(5,407)
Other liabilities	—	770	—	—	770

Net cash (used in) provided by continuing operating activities	(3,745)	8,332	2,842	(114)	7,315
Net cash provided by discontinued operating activities	—	31	—	—	31

Net cash (used in) provided by operating activities	(3,745)	8,363	2,842	(114)	7,346
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(10,000)	—	—	(10,000)
Cash paid for capital expenditures	—	(20,714)	(935)	—	(21,649)
Cash paid for real estate acquisitions	—	(16,097)	—	—	(16,097)
Other	—	(178)	—	—	(178)

Net cash used in investing activities	—	(46,989)	(935)	—	(47,924)
Financing activities:
Borrowings on long-term debt	7,500	—	—	—	7,500
Borrowings on revolving credit facility	40,500	—	—	—	40,500
Principal payments on long-term debt	(1,875)	—	(114)	114	(1,875)
Payment of debt issuance costs	(3,491)	—	—	—	(3,491)
Common stock withheld for minimum statutory taxes, net	(2,112)	—	—	—	(2,112)
Excess tax benefit from equity awards	2,730	—	—	—	2,730
Cash (used in) provided by intercompany activity	(39,507)	41,600	(4,018)	1,925	—

Net cash provided by (used in) financing activities	3,745	41,600	(4,132)	2,039	43,252

Net increase (decrease) in cash and cash equivalents	—	2,974	(2,225)	1,925	2,674
Cash and cash equivalents at beginning of the period	—	—	6,494	(1,925)	4,569

Cash and cash equivalents at end of the period	$—	$2,974	$4,269	$—	$7,243

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Non- Guarantor	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$3,738	$15,045	$(292)	$(14,753)	$3,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Equity in earnings of subsidiaries	(14,753)	—	—	14,753	—
Depreciation and amortization	—	3,426	196	—	3,622
Amortization of debt issuance costs	540	—	—	—	540
Equity-based compensation expense	601	—	—	—	601
Deferred income tax expense	143	2,201	111	—	2,455
Loss from discontinued operations, net of taxes	—	316	—	—	316
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	15	—	—	15
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,373)	(149)	—	(9,522)
Other current assets	—	(1,148)	76	—	(1,072)
Other assets	—	(850)	—	—	(850)
Accounts payable and other accrued liabilities	—	(1,248)	251	—	(997)
Accrued salaries and benefits	—	(6,709)	(8)	—	(6,717)
Other liabilities	—	(271)	—	—	(271)

Net cash (used in) provided by continuing operating activities	(381)	1,404	185	—	1,208
Net cash used in discontinued operating activities	—	(267)	—	—	(267)

Net cash (used in) provided by operating activities	(381)	1,137	185	—	941
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(22,375)	—	—	(22,375)
Cash paid for capital expenditures	—	(12,776)	12	—	(12,764)
Other	—	(133)	—	—	(133)

Net cash (used in) provided by investing activities	—	(35,284)	12	—	(35,272)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(1,875)	—	—	—	(1,875)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,153)	—	—	—	(4,153)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Common stock withheld for minimum statutory taxes, net	(641)	—	—	—	(641)
Excess tax benefit from equity awards	635	—	—	—	635
Cash (used in) provided by intercompany activity	(84,326)	84,615	(289)	—	—

Net cash provided by (used in) financing activities	381	84,615	(289)	—	84,707

Net increase (decrease) in cash and cash equivalents	—	50,468	(92)	—	50,376
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$99,775	$—	$—	$99,775

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2014, we operated 52 behavioral healthcare facilities with over 4,300 licensed beds in 24 states and Puerto Rico. During the three months ended March 31, 2014, we acquired one facility and added 122 new beds to our existing facilities. We expect to add over 300 total beds for the year ending December 31, 2014 (exclusive of acquisitions).

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

Acquisitions

On January 1, 2014, we completed the acquisition of the assets of Pacific Grove, an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Self-Pay	$7,007	3.4%	$3,684	2.2%
Commercial	56,185	27.3%	42,375	25.6%
Medicare	45,686	22.2%	32,447	19.6%
Medicaid	91,770	44.4%	83,193	50.2%
Other	5,471	2.7%	4,006	2.4%

Revenue before provision for doubtful accounts	206,119	100.0%	165,705	100.0%
Provision for doubtful accounts	(4,701)		(4,492)

Revenue	$201,418		$161,213

The following tables present a summary of our aging of accounts receivable as of March 31, 2014 and December 31, 2013:

March 31, 2014

	Current	30-90	90-150	>150	Total
Self-Pay	1.4%	2.6%	2.1%	4.3%	10.4%
Commercial	16.5%	7.5%	2.2%	2.7%	28.9%
Medicare	18.3%	4.5%	1.7%	2.8%	27.3%
Medicaid	23.5%	5.1%	1.7%	3.1%	33.4%

Total	59.7%	19.7%	7.7%	12.9%	100.0%

December 31, 2013

	Current	30-90	90-150	>150	Total
Self-Pay	2.4%	2.5%	2.6%	4.8%	12.3%
Commercial	14.7%	7.0%	2.6%	2.6%	26.9%
Medicare	18.1%	5.1%	2.1%	4.0%	29.3%
Medicaid	21.3%	5.6%	2.1%	2.5%	31.5%

Total	56.5%	20.2%	9.4%	13.9%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$206,119		$165,705
Provision for doubtful accounts	(4,701)		(4,492)

Revenue	201,418	100.0%	161,213	100.0%
Salaries, wages and benefits	117,575	58.4%	94,351	58.5%
Professional fees	10,382	5.1%	9,014	5.6%
Supplies	10,064	5.0%	8,598	5.3%
Rents and leases	2,769	1.4%	2,327	1.5%
Other operating expenses	23,110	11.5%	16,983	10.5%
Depreciation and amortization	5,436	2.7%	3,622	2.3%
Interest expense	9,707	4.8%	8,762	5.4%
Debt extinguishment costs	—	—%	9,350	5.8%
Transaction-related expenses	1,579	0.8%	1,474	0.9%

Total expenses	180,622	89.7%	154,481	95.8%

Income from continuing operations before income taxes	20,796	10.3%	6,732	4.2%
Provision for income taxes	7,775	3.8%	2,678	1.7%

Income from continuing operations	$13,021	6.5%	$4,054	2.5%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $40.4 million, or 24.4%, to $206.1 million for the three months ended March 31, 2014 from $165.7 million for the three months ended March 31, 2013. The increase related primarily to revenue generated during the three months ended March 31, 2014 from the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility revenue before provision for doubtful accounts increased by $15.5 million, or 9.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, resulting from same-facility growth in patient days of 7.4% and same-facility revenue per day of 2.3%. Consistent with the same-facility patient day growth in 2013, the growth in same-facility patient days for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $4.7 million for the three months ended March 31, 2014, or 2.3% of revenue before provision for doubtful accounts, compared to $4.5 million for the three months ended March 31, 2013, or 2.7% of revenue before provision for doubtful accounts. The decrease as a percentage of revenue related primarily to improvements in our business office operations. The same-facility provision for doubtful accounts was $4.1 million for the three months ended March 31, 2014, or 2.3% of revenue before provision for doubtful accounts, compared to $4.5 million for the three months ended March 31, 2013, or 2.7% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $117.6 million for the three months ended March 31, 2014 compared to $94.4 million for the three months ended March 31, 2013, an increase of $23.2 million. SWB expense included $1.8 million and $0.6 million of equity-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. Excluding equity-based compensation expense, SWB expense was $115.8 million, or 57.5% of revenue, for the three months ended March 31, 2014, compared to $93.8 million, or 58.2% of revenue, for the three months ended March 31, 2013. The $22.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility SWB expense was $94.0 million for the three months ended March 31, 2014, or 53.3% of revenue, compared to $88.7 million for the three months ended March 31, 2013, or 55.3% of revenue.

Professional fees. Professional fees were $10.4 million for the three months ended March 31, 2014, or 5.1% of revenue, compared to $9.0 million for the three months ended March 31, 2013, or 5.6% of revenue. The $1.4 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility professional fees were $6.9 million for the three months ended March 31, 2014, or 3.9% of revenue, compared to $7.4 million, for the three months ended March 31, 2013, or 4.6% of revenue.

Supplies. Supplies expense was $10.1 million for the three months ended March 31, 2014, or 5.0% of revenue, compared to $8.6 million for the three months ended March 31, 2013, or 5.3% of revenue. The $1.5 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility supplies expense was $8.3 million for the three months ended March 31, 2014, or 4.7% of revenue, compared to $8.6 million for the three months ended March 31, 2013, or 5.3% of revenue.

Rents and leases. Rents and leases were $2.8 million for the three months ended March 31, 2014, or 1.4% of revenue, compared to $2.3 million for the three months ended March 31, 2013, or 1.5% of revenue. The $0.5 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility rents and leases were $2.3 million for the three months ended March 31, 2014, or 1.3% of revenue, compared to $2.3 million for the three months ended March 31, 2013, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $23.1 million for the three months ended March 31, 2014, or 11.5% of revenue, compared to $17.0 million for the three months ended March 31, 2013, or 10.5% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2013 and 2014 Acquisitions, which had higher other operating expenses as a percentage of revenue than our facilities acquired prior to 2013. Same-facility other operating expenses were $18.9 million for the three months ended March 31, 2014, or 10.7% of revenue, compared to $16.5 million for the three months ended March 31, 2013, or 10.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $5.4 million for the three months ended March 31, 2014, or 2.7% of revenue, compared to $3.6 million for the three months ended March 31, 2013, or 2.3% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2013 and 2014 and real estate acquired as part of the 2013 and 2014 Acquisitions.

Interest expense. Interest expense was $9.7 million for the three months ended March 31, 2014 compared to $8.8 million for the three months ended March 31, 2013. The increase in interest expense was primarily a result of increased borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Debt extinguishment costs. Debt extinguishment costs for the three months ended March 31, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $1.6 million for the three months ended March 31, 2014 compared to $1.5 million for the three months ended March 31, 2013. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2013 and 2014 Acquisitions, as summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Legal, accounting and other costs	$1,120	$1,005
Severance and contract termination costs	459	469

	$1,579	$1,474

Provision for income taxes. For the three months ended March 31, 2014, the provision for income taxes was $7.8 million, reflecting an effective tax rate of 37.4%, compared to $2.7 million, reflecting an effective tax rate of 39.8%, for 2013. The decrease in the tax rate for the three months ended March 31, 2014 was primarily attributable to various state tax planning initiatives and restructurings.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2014 was $7.3 million compared to $1.2 million for the three months ended March 31, 2013. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the facilities acquired in our 2013 and 2014 Acquisitions and the growth in same-facility operations. Days sales outstanding as of March 31, 2014 was 47 compared to 46 as of December 31, 2013. As of March 31, 2014 and December 31, 2013, we had working capital of $59.1 million and $30.4 million, respectively.

Cash used in investing activities for the three months ended March 31, 2014 was $47.9 million compared to $35.3 million for the three months ended March 31, 2013. Cash used in investing activities for the three months ended March 31, 2014 primarily consisted of $10.0 million of cash paid for acquisitions. Cash paid for capital expenditures for the three months ended March 31, 2014 was $21.6 million, consisting of $4.3 million of routine capital expenditures and $17.3 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.2% of revenue for the three months ended March 31, 2014. Cash paid for real estate acquisitions was $16.1 million for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2013 consisted primarily of cash paid for acquisitions of $22.4 million and cash paid for capital expenditures of $12.8 million.

Cash provided by financing activities for the three months ended March 31, 2014 was $43.3 million compared to $85.5 million for the three months ended March 31, 2013. Cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of borrowings on revolving credit facility of $40.5 million, borrowings on long-term debt of $7.5 million and an excess tax benefit from equity awards of $2.7 million, partially offset by payment of debt issuance costs of $3.5 million, principal payments on long-term debt of $1.9 million and common stock withheld for minimum statutory taxes of $2.1 million. Cash provided by financing activities for the three months ended March 31, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes and an excess tax benefit from equity awards of $0.6 million, partially offset by repayment of long-term debt of $52.5 million, principal payments on long-term debt of $1.9 million, payment of premium on note redemption of $6.8 million and payment of debt issuance costs of $4.2 million and common stock withheld for minimum statutory taxes of $0.6 million.

Amended and Restated Senior Credit Facility

The Company entered into the Senior Secured Credit Facility, administered by Bank of America, N.A., on April 1, 2011. The Senior Secured Credit Facility initially included $135.0 million of term loans and a revolving line of credit of $30.0 million.

On March 1, 2012, we amended the Senior Secured Credit Facility to provide an incremental $25.0 million of term loans and increase the revolving line of credit by $45.0 million, from $30.0 million to $75.0 million.

On December 31, 2012, we entered into the Amended and Restated Credit Agreement, which amended and restated the Senior Secured Credit Facility to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million.

On March 11, 2013, we entered into a Consent and First Amendment to the Amended and Restated Credit Agreement. The First Amendment modified the definition of Consolidated EBITDA to permit the add-back for financial covenant purposes of certain fees and expenses related to the redemption of the Company’s 12.875% Senior Notes. In addition, the First Amendment amended the definitions of Consolidated Leverage Ratio and Consolidated Senior Leverage Ratio to permit the Company to test indebtedness on a basis net of cash or cash equivalents on hand for financial covenant purposes.

On June 28, 2013, we entered into the Second Amendment to the Amended and Restated Credit Agreement. The Second Amendment modified certain of the restrictive covenants contained therein to permit the Company to increase the amount of miscellaneous investments it may make, as well as to permit the Company to incur increased amounts of purchase money indebtedness in order to finance certain long-term capital leases.

On September 30, 2013, we entered into the Third Amendment to the Amended and Restated Credit Agreement. The Third Amendment modified certain of the restrictive covenants contained therein to permit the incurrence by the Company of increased amounts of miscellaneous types of liens and indebtedness to facilitate its consummation of the acquisition of Longleaf.

On February 13, 2014, we entered into the Fourth Amendment to our Amended and Restated Credit Agreement, to increase the size of our Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in our having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to us in terms of our financial and other restrictive covenants as described below. We had $205.6 million of availability under the revolving line of credit as of March 31, 2014. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for March 31, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019. The Fourth Amendment also provides for a $150.0 million incremental credit facility, with the potential for unlimited additional incremental amounts, provided we meet certain financial ratios, in each case subject to customary conditions precedent to borrowing.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and its wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries). Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to the Company’s consolidated leverage ratio (defined as consolidated funded debt to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2014. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the British Bankers Association LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2014, borrowings under the Senior Secured Credit Facility bore interest at a rate of 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through March 31, 2014. The Fourth Amendment resulted in a 0.50% decrease in the Applicable Rate for LIBOR Rate Loans (as defined in the Amended and Restated Credit Agreement) and a 0.10% decrease in the Unused Line Fee (as defined in the Amended and Restated Credit Agreement) as reflected in the table below.

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

As of March 31, 2014, the Company was in compliance with all of the above covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations as of March 31, 2014 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$45,093	$111,477	$309,720	$414,247	$880,537
Operating leases	6,562	12,545	6,472	18,737	44,316
Purchase and other obligations (b)	7,235	502	924	—	8,661

Total obligations and commitments	$58,890	$124,524	$317,116	$432,984	$933,514

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 2.75% per annum for our variable-rate debt based on the rate in place as of March 31, 2014.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments of up to $7.0 million related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2014 was composed of $271.1 million of fixed-rate debt and $392.1 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.5 million on an annual basis based upon our borrowing level at March  31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	285	$47.05	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	26,297	46.16	—	—

Total	26,582

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (1).

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (1).

31.1*	Certification of the Chief Executive Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Acadia Healthcare Company, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with Acadia Healthcare Company, Inc.’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: April 30, 2014

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