Form 10-Q
period 2014-06-30
Acadia Healthcare Company, Inc.
filed 2014-07-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 30, 2014, there were 59,815,482 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$277,744	$4,569
Accounts receivable, net of allowance for doubtful accounts of $19,894 and $18,345, respectively	110,904	95,885
Deferred tax assets	12,756	15,703
Other current assets	48,192	28,969

Total current assets	449,596	145,126
Property and equipment, net	419,386	370,109
Goodwill	665,695	661,549
Intangible assets, net	20,852	20,568
Deferred tax assets – noncurrent	4,227	—
Other assets	32,796	27,307

Total assets	$1,592,552	$1,224,659

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11,445	$15,195
Accounts payable	31,515	36,026
Accrued salaries and benefits	39,445	37,721
Other accrued liabilities	20,260	25,748

Total current liabilities	102,665	114,690
Long-term debt	555,812	601,941
Deferred tax liabilities – noncurrent	17,894	7,971
Other liabilities	20,959	19,347

Total liabilities	697,330	743,949
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 59,161,654 and 50,070,980 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	592	501
Additional paid-in capital	840,719	461,807
Retained earnings	53,911	18,402

Total equity	895,222	480,710

Total liabilities and equity	$1,592,552	$1,224,659

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$220,664	$182,951	$426,783	$348,656
Provision for doubtful accounts	(6,861)	(5,457)	(11,562)	(9,949)

Revenue	213,803	177,494	415,221	338,707
Salaries, wages and benefits (including equity-based compensation expense of $2,406, $1,812, $4,170 and $2,413, respectively)	122,473	100,764	240,048	195,115
Professional fees	10,891	9,324	21,273	18,338
Supplies	10,596	9,613	20,660	18,211
Rents and leases	2,889	2,394	5,658	4,721
Other operating expenses	24,646	20,096	47,756	37,079
Depreciation and amortization	5,935	4,212	11,371	7,834
Interest expense, net	9,730	9,445	19,437	18,207
Debt extinguishment costs	—	—	—	9,350
Gain on foreign currency derivatives	(13,735)	—	(13,735)	—
Transaction-related expenses	3,016	1,355	4,595	2,829

Total expenses	176,441	157,203	357,063	311,684

Income from continuing operations before income taxes	37,362	20,291	58,158	27,023
Provision for income taxes	14,905	8,020	22,680	10,698

Income from continuing operations	22,457	12,271	35,478	16,325
(Loss) income from discontinued operations, net of income taxes	(6)	(74)	31	(390)

Net income	$22,451	$12,197	$35,509	$15,935

Basic earnings per share:
Income from continuing operations	$0.43	$0.24	$0.70	$0.33
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.24	$0.70	$0.32

Diluted earnings per share:
Income from continuing operations	$0.43	$0.24	$0.69	$0.33
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.24	$0.69	$0.32

Weighted-average shares outstanding:
Basic	51,616	50,009	50,872	49,961
Diluted	51,819	50,282	51,174	50,196

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-	Retained
	Shares	Amount	in Capital	Earnings	Total
Balance at January 1, 2014	50,071	$501	$461,807	$18,402	$480,710
Common stock issued under stock incentive plans	209	2	568	—	570
Common stock withheld for minimum statutory taxes	—	—	(3,552)	—	(3,552)
Equity-based compensation expense	—	—	4,170	—	4,170
Excess tax benefit from equity awards	—	—	3,479	—	3,479
Issuance of common stock, net	8,882	89	374,247	—	374,336
Net income	—	—	—	35,509	35,509

Balance at June 30, 2014	59,162	$592	$840,719	$53,911	$895,222

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities:
Net income	35,509	15,935
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	11,371	7,834
Amortization of debt issuance costs	1,334	1,110
Equity-based compensation expense	4,170	2,413
Deferred income tax expense	9,097	5,392
(Income) loss from discontinued operations, net of taxes	(31)	390
Debt extinguishment costs	—	9,350
Gain on foreign currency derivatives	(13,735)	—
Other	25	14
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(15,303)	(10,557)
Other current assets	(4,792)	107
Other assets	(578)	(807)
Accounts payable and other accrued liabilities	(1,300)	1,038
Accrued salaries and benefits	1,782	(3,074)
Other liabilities	1,701	458

Net cash provided by continuing operating activities	29,250	29,603
Net cash used in discontinued operating activities	(11)	(358)

Net cash provided by operating activities	29,239	29,245
Investing activities:
Cash paid for acquisitions, net of cash acquired	(10,000)	(121,731)
Cash paid for capital expenditures	(43,323)	(29,709)
Cash paid for real estate acquisitions	(18,326)	(3,959)
Other	(439)	(554)

Net cash used in investing activities	(72,088)	(155,953)
Financing activities:
Borrowings on long-term debt	7,500	150,000
Borrowings on revolving credit facility	59,500	8,000
Principal payments on revolving credit facility	(113,000)	(8,000)
Principal payments on long-term debt	(3,750)	(1,875)
Repayment of long-term debt	—	(52,500)
Payment of debt issuance costs	(5,810)	(4,307)
Payment of premium on note redemption	—	(6,759)
Issuance of common stock, net	374,336	—
Common stock withheld for minimum statutory taxes, net	(2,981)	(1,062)
Excess tax benefit from equity awards	3,479	1,211
Cash paid for contingent consideration	(3,250)	—

Net cash provided by financing activities	316,024	84,708

Net increase (decrease) in cash and cash equivalents	273,175	(42,000)
Cash and cash equivalents at beginning of the period	4,569	49,399

Cash and cash equivalents at end of the period	$277,744	$7,399

Effect of acquisitions:
Assets acquired, excluding cash	$10,500	$146,062
Liabilities assumed	—	(12,647)
Prior year deposits paid for acquisitions	(500)	(11,684)

Cash paid for acquisitions, net of cash acquired	$10,000	$121,731

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At June 30, 2014, the Company operated 52 behavioral healthcare facilities with over 4,400 licensed beds in 24 states and Puerto Rico. On July 1, 2014, the Company completed its acquisition of Partnerships in Care, which is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2014 and 2013 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$22,457	$12,271	$35,478	$16,325
(Loss) income from discontinued operations	(6)	(74)	31	(390)

Net income	$22,451	$12,197	$35,509	$15,935

Denominator:
Weighted average shares outstanding for basic earnings per share	51,616	50,009	50,872	49,961
Effect of dilutive instruments	203	273	302	235

Shares used in computing diluted earnings per common share	51,819	50,282	51,174	50,196

Basic earnings per share:
Income from continuing operations	$0.43	$0.24	$0.70	$0.33
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.24	$0.70	$0.32

Diluted earnings per share:
Income from continuing operations	$0.43	$0.24	$0.69	$0.33
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.24	$0.69	$0.32

Approximately 0.6 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive. Approximately 0.5 million and 0.7 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2014 and 2013 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of Pacific Grove, Cascade, Longleaf and The Refuge. The Company expects to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired during the six months ended June 30, 2014 in connection with the Pacific Grove acquisition were as follows (in thousands):

Property and equipment	$6,500
Goodwill	3,796
Intangible assets	204

Total assets acquired	10,500

Total liabilities assumed	—

Net assets acquired	$10,500

The fair values of assets acquired and liabilities assumed during 2013, at the corresponding acquisition dates, were as follows (in thousands):

	UMC Facilities	Other	Total
Cash	$52	$873	$925
Accounts receivable	4,961	5,868	10,829
Prepaid expenses and other current assets	721	3,067	3,788
Property and equipment	22,347	42,672	65,019
Goodwill	67,559	37,586	105,145
Intangible assets	1,505	1,910	3,415
Other assets	4,712	29	4,741

Total assets acquired	101,857	92,005	193,862
Accounts payable	1,535	7,487	9,022
Accrued salaries and benefits	588	3,079	3,667
Other accrued expenses	315	2,289	2,604
Other liabilities	—	2,360	2,360

Total liabilities assumed	2,438	15,215	17,653

Net assets acquired	$99,419	$76,790	$176,209

Other

The qualitative factors comprising the goodwill acquired through June 30, 2104 in the Pacific Grove, Cascade, Longleaf, The Refuge, the UMC Facilities, Delta and Greenleaf acquisitions (collectively the “2013 and 2014 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Legal, accounting and other costs	$3,016	$798	$4,136	$1,803
Severance and contract termination costs	—	557	459	1,026

	$3,016	$1,355	$4,595	$2,829

Partnerships in Care Acquisition

On July 1, 2014, the Company completed its acquisition of Partnerships in Care for net cash consideration of $662.0 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. The Company used $300.0 million of proceeds from the July 1, 2014 sale of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”) (described in Note 7), $374.3 million of proceeds from the June 2014 sale of Acadia common stock (described in Note 8) and borrowings under the Company’s Amended and Restated Senior Secured Credit Facility to fund the acquisition. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds.

The preliminary fair values of assets acquired and liabilities assumed in connection with the Partnerships in Care acquisition are estimated as follows (in thousands). As the acquisition was recently completed on July 1, 2014, these amounts have been estimated on a preliminary basis from historical financial information and are subject to change as acquisition accounting is finalized.

Partnerships in Care
Cash	$12,000
Accounts receivable	7,300
Prepaid expenses and other current assets	5,000
Property and equipment	610,000
Goodwill	98,000
Intangible assets	3,000

Total assets acquired	735,300
Accounts payable	6,000
Accrued salaries and benefits	6,000
Other accrued expenses	8,000
Deferred tax liabilities – noncurrent	20,000
Other liabilities	6,000

Total liabilities assumed	46,000

Net assets acquired	$689,300

Pro Forma Information

The condensed consolidated statements of operations for the three and six months ended June 30, 2014 include revenue of $34.2 million and $67.7 million, respectively, and income from continuing operations before income taxes of $2.5 million and $4.7 million, respectively, related to acquisitions completed in 2014 (through June 30, 2014) and 2013. The condensed consolidated statements of operations for the three and six months ended June 30, 2013 include revenue of $18.2 million and $28.1 million, respectively, and loss from continuing operations before income taxes of $0.9 million and $2.3 million, respectively, related to acquisitions completed in 2013.

The following table provides certain pro forma financial information for the Company as if the 2013 and 2014 Acquisitions and the acquisition of Partnerships in Care on July 1, 2014 had occurred as of January 1, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$286,675	$254,408	$557,568	$500,496

Income from continuing operations, before income taxes	$23,616	$9,924	$30,471	$6,913

4. Goodwill and Other Intangible Assets

The following table summarizes changes in goodwill during the three months ended June 30, 2014 (in thousands):

Balance at January 1, 2014	$661,549
Increase from 2014 acquisitions	3,796
Other	350

Balance at June 30, 2014	$665,695

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,120)	$(910)
Non-compete agreements	1,247	1,247	(1,088)	(1,021)

	3,347	3,347	(2,208)	(1,931)
Intangible assets not subject to amortization:
Licenses and accreditations	8,595	8,391	—	—
Trade names	3,000	3,000	—	—
Certificates of need	8,118	7,761	—	—

	19,713	19,152	—	—

Total	$23,060	$22,499	$(2,208)	$(1,931)

In connection with the Pacific Grove acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million.

In connection with the Greenleaf acquisition, the Company acquired a certificate of need with a fair value of $0.6 million. In connection with the Delta acquisition, the Company acquired intangible assets with a fair value of $0.8 million consisting of licenses and accreditations of $0.2 million and a certificate of need of $0.6 million. In connection with the UMC Facilities’ acquisition, the Company acquired intangible assets with a fair value of $1.5 million consisting of licenses and accreditations of $0.2 million and certificates of need of $1.3 million. In connection with the Longleaf acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million. In connection with the Cascade acquisition, the Company acquired a certificate of need with a fair value of $0.3 million. The Company incurred and capitalized $0.4 million and $0.3 million during the six months ended June 30, 2014 and 2013, respectively, related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is $0.5 million, $0.5 million, $0.4 million, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5. Property and Equipment

Property and equipment consists of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Land	$66,955	$58,947
Building and improvements	306,219	259,523
Equipment	43,020	36,742
Construction in progress	43,450	44,186

	459,644	399,398
Less accumulated depreciation	(40,258)	(29,289)

Property and equipment, net	$419,386	$370,109

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

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

(Loss) income from discontinued operations, net of income taxes	$(6)	$(74)	$31	$(390)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$296,250	$292,500
Senior Secured Revolving Line of Credit	—	53,500
12.875% Senior Notes due 2018	96,314	96,216
6.125% Senior Notes due 2021	150,000	150,000
9.0% and 9.5% Revenue Bonds	24,693	24,920

	567,257	617,136
Less: current portion	(11,445)	(15,195)

Long-term debt	$555,812	$601,941

Amended and Restated Senior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”), administered by Bank of America, N.A., on April 1, 2011. On December 31, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated the Senior Secured Credit Facility (“Amended and Restated Senior Credit Facility”).

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

On June 16, 2014, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended and Restated Credit Agreement. The Fifth Amendment specifically permitted the Company’s acquisition of Partnerships in Care , gave the Company the ability to incur a tranche of term loan B debt in the future through its incremental credit facility, and modified certain of the restrictive covenants on miscellaneous investments and incurrence of miscellaneous liens. The restrictive covenants on investments in joint ventures and foreign subsidiaries were also amended such that the Company may now invest, in any given fiscal year, up to five percent (5%) of its total assets in both joint ventures and foreign subsidiaries, respectively; provided that the aggregate amount of investments in both joint ventures and foreign subsidiaries, respectively, may not exceed ten percent (10%) of its total assets over the life of the Amended and Restated Senior Credit Facility; provided further that the aggregate amount of investments made in both joint ventures and foreign subsidiaries collectively pursuant to the foregoing may not exceed fifteen percent (15%) of its total assets. Finally, the Fifth Amendment provided increased flexibility to the Company in terms of its financial covenants.

The Company had $299.6 million of availability under the revolving line of credit as of June 30, 2014, of which $125.0 million was borrowed on July 1, 2014 in connection with the Partnerships in Care acquisition. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for June 30, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $20,000,000 of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2014. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2014, borrowings under the Senior Secured Credit Facility bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through June 30, 2014. The Amended and Restated Senior Credit Facility matures on February 13, 2019.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of June 30, 2014, the Company was in compliance with such covenants.

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

The 12.875% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

On March 12, 2013, the Company redeemed $52.5 million in principal amount of the 12.875% Senior Notes using a portion of the net proceeds of its December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

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

The 6.125% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several.

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

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes. The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015.

The indenture governing the 5.125% Senior Notes contains covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets and (vii) create liens on assets.

The 5.125% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several.

The Company may redeem the 5.125% Senior Notes at its option, in whole or part, at any time prior to July 1, 2017, at a price equal to 100% of the principal amount of the 5.125% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the 5.125% Senior Notes, in whole or in part, on or after July 1, 2017, at the redemption prices set forth in the indenture governing the 5.125% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 1, 2017, the Company may elect to redeem up to 35% of the aggregate principal amount of the 5.125% Senior Notes at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2014 and December 31, 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

Equity Offering

On June 17, 2014, the Company completed the offering of 8,881,794 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $44.00 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $15.6 million and additional offering-related expenses of $0.8 million, were $374.3 million. The Company used the net offering proceeds to partially fund the purchase price for the acquisition of Partnerships in Care on July 1, 2014.

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of June 30, 2014, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,760,838 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $2.4 million and $1.8 million in equity-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $4.2 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $26.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

As of June 30, 2014, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.0 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $1.7 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended June 30, 2014 and 2013 was $0.8 million and $0.6 million, respectively. The actual tax benefit realized from stock options exercised during the six months ended June 30, 2014 was $3.5 million and $1.2 million, respectively.

Stock option activity during 2013 and 2014 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	555,097	$13.13	7.53	$5,632
Options granted	411,800	30.55	9.30	2,059
Options exercised	(126,662)	9.36	N/A	2,803
Options cancelled	(41,426)	23.50	N/A	N/A

Options outstanding at December 31, 2013	798,809	21.93	8.20	10,700
Options granted	187,463	50.32	9.68	41
Options exercised	(141,338)	13.45	N/A	4,126
Options cancelled	(40,789)	31.37	N/A	N/A

Options outstanding at June 30, 2014	804,145	28.90	8.28	15,131

Options exercisable at December 31, 2013	133,647	$11.15	4.81	$3,472

Options exercisable at June 30, 2014	144,970	$20.45	6.15	$4,537

Restricted stock activity during 2013 and 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	318,063	$15.73
Granted	290,845	31.31
Cancelled	(53,056)	21.27
Vested	(94,155)	15.52

Unvested at December 31, 2013	461,697	$24.96
Granted	227,031	49.52
Cancelled	(45,994)	32.83
Vested	(103,966)	23.35

Unvested at June 30, 2014	538,768	$34.92

Restricted stock unit activity during 2013 and 2014 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at December 31, 2013	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at June 30, 2014	125,113	$38.73

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2014 and year ended December 31, 2013:

	June 30, 2014	December 31, 2013
Weighted average grant-date fair value of options	$18.07	$11.62
Risk-free interest rate	1.7%	1.0%
Expected volatility	36%	40%
Expected life (in years)	5.5	5.5

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

10. Income Taxes

The provision for income taxes for continuing operations for the three months ended June 30, 2014 and 2013 reflects effective tax rates of 39.9% and 39.5%, respectively. The increase in the tax rate for the three months ended June 30, 2014 was primarily attributable to non-deductible transaction-related expenses associated with acquisition of Partnerships in Care on July 1, 2014. The provision for income taxes for continuing operations for the six months ended June 30, 2014 and 2013 reflects effective tax rates of 39.0% and 39.6%, respectively. The decrease in the tax rate for the six months ended June 30, 2014 was primarily attributable to various state tax planning initiatives and restructurings partially offset by non-deductible transaction-related expenses associated with acquisition of Partnerships in Care on July 1, 2014.

11. Derivatives

The Company entered into two foreign currency forward contracts in June 2014 in connection with the Partnerships in Care acquisition. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP on July 1, 2014. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, changes in fair value have been recorded within earnings in the current period. As of June 30, 2014, a receivable for the fair value of the financial instruments of $13.7 million is included in other current assets. The final fair value of the foreign currency forward contracts, settled on July 1, 2014, was $15.3 million.

12. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 9.0% and 9.5% Revenue Bonds, contingent consideration liability and foreign currency derivatives as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Amended and Restated Senior Credit Facility	$296,250	$346,000	$296,250	$346,000
12.875% Senior Notes due 2018	$96,314	$96,216	$115,050	$118,706
6.125% Senior Notes due 2021	$150,000	$150,000	$157,125	$155,625
9.0% and 9.5% Revenue Bonds	$24,693	$24,920	$24,693	$24,920
Contingent consideration liability	$3,750	$6,500	$3,750	$6,500
Foreign currency forward contracts	$13,735	—	$13,735	—

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liability at June 30, 2014 was categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liability was valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the six months ended June 30, 2014, the Company changed its projections of the timing of future payments. This change resulted in a $0.5 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of operations. During the three months ended June 30, 2014, the Company paid $3.3 million of the estimated $7.0 million contingent consideration liability due to Park Royal achieving certain earnings targets.

The fair value of the foreign currency forward contracts at June 30, 2014 was categorized as Level 2 in the GAAP fair value hierarchy. The foreign currency forward contracts’ fair market value was calculated using the published foreign exchange rate between the USD and GBP as of June 30, 2014 compared to the exchange rate at the dates of the contracts.

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

14. Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Management is evaluating the impact of ASU 2014-08 on the Company’s consolidated financial statements and does not expect ASU 2014-08 to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09’s core principal is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Management is evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements and does not expect ASU 2014-09 to have a significant impact on the Company’s consolidated financial statements.

15. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes and 6.125% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$274,517	$3,227	$—	$277,744
Accounts receivable, net	—	100,249	10,655	—	110,904
Deferred tax assets	—	17,841	461	(5,546)	12,756
Other current assets	—	46,868	1,324	—	48,192

Total current assets	—	439,475	15,667	(5,546)	449,596
Property and equipment, net	—	386,616	32,770	—	419,386
Goodwill	—	568,391	97,304	—	665,695
Intangible assets, net	—	18,862	1,990	—	20,852
Deferred tax assets – noncurrent	2,555	—	5,313	(3,641)	4,227
Investment in subsidiaries	1,395,166	—	—	(1,395,166)	—
Other assets	50,417	12,818	2,321	(32,760)	32,796

Total assets	$1,448,138	$1,426,162	$155,365	$(1,437,113)	$1,592,552

Current liabilities:
Current portion of long-term debt	$11,250	$—	$524	$(329)	$11,445
Accounts payable	—	29,803	1,712	—	31,515
Accrued salaries and benefits	—	37,670	1,775	—	39,445
Other accrued liabilities	10,352	14,330	1,124	(5,546)	20,260

Total current liabilities	21,602	81,803	5,135	(5,875)	102,665
Long-term debt	531,314	—	56,929	(32,431)	555,812
Deferred tax liabilities – noncurrent	—	21,535	—	(3,641)	17,894
Other liabilities	—	20,959	—	—	20,959

Total liabilities	552,916	124,297	62,064	(41,947)	697,330

Total equity	895,222	1,301,865	93,301	(1,395,166)	895,222

Total liabilities and equity	$1,448,138	$1,426,162	$155,365	$(1,437,113)	$1,592,552

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$207,143	$13,521	$—	$220,664
Provision for doubtful accounts	—	(5,954)	(907)	—	(6,861)

Revenue	—	201,189	12,614	—	213,803
Salaries, wages and benefits	2,406	114,976	5,091	—	122,473
Professional fees	—	9,691	1,200	—	10,891
Supplies	—	9,967	629	—	10,596
Rents and leases	—	2,613	276	—	2,889
Other operating expenses	—	22,522	2,124	—	24,646
Depreciation and amortization	—	5,581	354	—	5,935
Interest expense, net	9,202	—	528	—	9,730
Gain on foreign currency derivatives	(13,735)	—	—	—	(13,735)
Transaction-related expenses	—	3,016	—	—	3,016

Total expenses	(2,127)	168,366	10,202	—	176,441
Income from continuing operations before income taxes	2,127	32,823	2,412	—	37,362
Equity in earnings of subsidiaries	20,972	—	—	(20,972)	—
Provision for income taxes	648	13,315	942	—	14,905

Income (loss) from continuing operations	22,451	19,508	1,470	(20,972)	22,457
Loss from discontinued operations, net of income taxes	—	(6)	—	—	(6)

Net income (loss)	$22,451	$19,502	$1,470	$(20,972)	$22,451

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$174,901	8,050	$—	$182,951
Provision for doubtful accounts	—	(4,922)	(535)	—	(5,457)

Revenue	—	169,979	7,515	—	177,494
Salaries, wages and benefits	1,812	95,609	3,343	—	100,764
Professional fees	—	8,787	537	—	9,324
Supplies	—	9,139	474	—	9,613
Rents and leases	—	2,207	187	—	2,394
Other operating expenses	—	18,148	1,948	—	20,096
Depreciation and amortization	—	3,881	331	—	4,212
Interest expense, net	8,688	—	757	—	9,445
Transaction-related expenses	—	1,355	—	—	1,355

Total expenses	10,500	139,126	7,577	—	157,203
(Loss) income from continuing operations before income taxes	(10,500)	30,853	(62)	—	20,291
Equity in earnings of subsidiaries	18,500	—	—	(18,500)	—
(Benefit from) provision for income taxes	(4,197)	12,316	(99)	—	8,020

Income (loss) from continuing operations	12,197	18,537	37	(18,500)	12,271
Loss from discontinued operations, net of income taxes	—	(74)	—	—	(74)

Net income (loss)	$12,197	18,463	37	(18,500)	$12,197

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$400,425	$26,358	$—	$426,783
Provision for doubtful accounts	—	(10,464)	(1,098)	—	(11,562)

Revenue	—	389,961	25,260	—	415,221
Salaries, wages and benefits	4,170	225,629	10,249	—	240,048
Professional fees	—	18,944	2,329	—	21,273
Supplies	—	19,353	1,307	—	20,660
Rents and leases	—	5,108	550	—	5,658
Other operating expenses	—	43,600	4,156	—	47,756
Depreciation and amortization	—	10,666	705	—	11,371
Interest expense, net	18,313	—	1,124	—	19,437
Gain on foreign currency derivatives	(13,735)	—	—	—	(13,735)
Transaction-related expenses	—	4,595	—	—	4,595

Total expenses	8,748	327,895	20,420	—	357,063
(Loss) income from continuing operations before income taxes	(8,748)	62,066	4,840	—	58,158
Equity in earnings of subsidiaries	40,839	—	—	(40,839)	—
(Benefit from) provision for income taxes	(3,418)	24,249	1,849	—	22,680

Income (loss) from continuing operations	35,509	37,817	2,991	(40,839)	35,478
Income from discontinued operations, net of income taxes	—	31	—	—	31

Net income (loss)	$35,509	$37,848	$2,991	$(40,839)	$35,509

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$35,509	$37,848	$2,991	$(40,839)	$35,509
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(40,839)	—	—	40,839	—
Depreciation and amortization	—	10,666	705	—	11,371
Amortization of debt issuance costs	1,560	—	(226)	—	1,334
Equity-based compensation expense	4,170	—	—	—	4,170
Deferred income tax expense	5,585	3,105	407	—	9,097
Income from discontinued operations, net of taxes	—	(31)	—	—	(31)
Gain on foreign currency derivatives	(13,735)	—	—	—	(13,735)
Other	—	25	—	—	25
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(16,670)	1,367	—	(15,303)
Other current assets	—	(5,033)	241	—	(4,792)
Other assets	165	(578)	—	(165)	(578)
Accounts payable and other accrued liabilities	—	(1,584)	284	—	(1,300)
Accrued salaries and benefits	—	1,701	81	—	1,782
Other liabilities	—	1,701	—	—	1,701

Net cash (used in) provided by continuing operating activities	(7,585)	31,150	5,850	(165)	29,250
Net cash used in discontinued operating activities	—	(11)	—	—	(11)

Net cash (used in) provided by operating activities	(7,585)	31,139	5,850	(165)	29,239
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(10,000)	—	—	(10,000)
Cash paid for capital expenditures	—	(39,782)	(3,541)	—	(43,323)
Cash paid for real estate acquisitions	—	(18,326)	—	—	(18,326)
Other	—	(439)	—	—	(439)

Net cash used in investing activities	—	(68,547)	(3,541)	—	(72,088)
Financing activities:
Borrowings on long-term debt	7,500	—	—	—	7,500
Borrowings on revolving credit facility	59,500	—	—	—	59,500
Principal payments on revolving credit facility	(113,000)	—	—	—	(113,000)
Principal payments on long-term debt	(3,750)	—	(165)	165	(3,750)
Payment of debt issuance costs	(5,810)	—	—	—	(5,810)
Issuance of common stock, net	374,336	—	—	—	374,336
Common stock withheld for minimum statutory taxes, net	(2,981)	—	—	—	(2,981)
Excess tax benefit from equity awards	3,479	—	—	—	3,479
Cash paid for contingent consideration	—	(3,250)	—	—	(3,250)
Cash (used in) provided by intercompany activity	(311,689)	315,175	(5,411)	1,925	—

Net cash provided by (used in) financing activities	7,585	311,925	(5,576)	2,090	316,024

Net increase (decrease) in cash and cash equivalents	—	274,517	(3,267)	1,925	273,175
Cash and cash equivalents at beginning of the period	—	—	6,494	(1,925)	4,569

Cash and cash equivalents at end of the period	$—	$274,517	$3,227	$—	$277,744

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$15,935	$33,507	$(254)	$(33,253)	$15,935
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(33,253)	—	—	33,253	—
Depreciation and amortization	—	7,307	527	—	7,834
Amortization of debt issuance costs	1,110	—	—	—	1,110
Equity-based compensation expense	2,413	—	—	—	2,413
Deferred income tax expense	108	5,011	273	—	5,392
Income from discontinued operations, net of taxes	—	390	—	—	390
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	14	—	—	14
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(10,745)	188	—	(10,557)
Other current assets	—	219	(112)	—	107
Other assets	—	(807)	—	—	(807)
Accounts payable and other accrued liabilities	—	1,568	(530)	—	1,038
Accrued salaries and benefits	—	(3,073)	(1)	—	(3,074)
Other liabilities	—	871	(413)	—	458

Net cash (used in) provided by continuing operating activities	(4,337)	34,262	(322)	—	29,603
Net cash used in discontinued operating activities	—	(358)	—	—	(358)

Net cash (used in) provided by operating activities	(4,337)	33,904	(322)	—	29,245
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(121,731)	—	—	(121,731)
Cash paid for capital expenditures	—	(29,592)	(117)	—	(29,709)
Cash paid for real estate acquisitions	—	(3,959)	—	—	(3,959)
Other	—	(554)	—	—	(554)

Net cash used in investing activities	—	(155,836)	(117)	—	(155,953)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Borrowings on revolving credit facility	8,000	—	—	—	8,000
Principal payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Principal payments on long-term debt	(1,875)	—	—	—	(1,875)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,307)	—	—	—	(4,307)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Common stock withheld for minimum statutory taxes, net	(1,062)	—	—	—	(1,062)
Excess tax benefit from equity awards	1,211	—	—	—	1,211
Cash (used in) provided by intercompany activity	(80,371)	78,746	1,625	—	—

Net cash provided by (used in) financing activities	4,337	78,746	1,625	—	84,708

Net (decrease) increase in cash and cash equivalents	—	(43,186)	1,186	—	(42,000)
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$6,121	$1,278	$—	$7,399

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Partnerships in Care acquisition, or realizing the potential benefits and synergies of these acquisitions;

•	our ability to implement our business strategies in the United Kingdom and adapt to the regulatory and business environment in the United Kingdom;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Partnerships in Care facilities on payments received from the National Health Service in the United Kingdom;

•	the occurrence of patient incidents, which could result in incremental regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our securities;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States and the United Kingdom on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the United States and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the United Kingdom for Partnerships in Care);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of our equity sponsor’s rights over certain company matters;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	those risks and uncertainties described in this Quarterly Report on Form 10-Q and from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2014, we operated 52 behavioral healthcare facilities with over 4,400 licensed beds in 24 states and Puerto Rico. During the six months ended June 30, 2014, we acquired one facility and added 228 new beds to our existing facilities. We expect to add over 300 total beds for the year ending December 31, 2014 (exclusive of acquisitions).

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

Acquisitions

On July 1, 2014, we completed the acquisition of Partnerships in Care for net cash consideration of $662.0 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. The Company used $300.0 million of proceeds from the offering of the 5.125% Senior Notes completed on July 1, 2014, $374.3 million of proceeds from the June 2014 sale of Acadia common stock and borrowings under the Company’s Amended and Restated Senior Secured Credit Facility to fund the acquisition. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds.

On January 1, 2014, we completed the acquisition of the assets of Pacific Grove, an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Following the acquisition of Partnerships in Care on July 1, 2014, our revenue will also be derived from the National Health Service in the United Kingdom.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Self-Pay	$6,207	2.8%	$4,766	2.6%	$13,214	3.1%	$8,450	2.4%
Commercial	58,429	26.5%	46,019	25.2%	114,614	26.8%	88,394	25.4%
Medicare	48,581	22.0%	38,854	21.2%	94,267	22.1%	71,301	20.5%
Medicaid	101,546	46.0%	89,197	48.8%	193,316	45.3%	172,390	49.4%
Other	5,901	2.7%	4,115	2.2%	11,372	2.7%	8,121	2.3%

Revenue before provision for doubtful accounts	220,664	100.0%	182,951	100.0%	426,783	100.0%	348,656	100.0%
Provision for doubtful accounts	(6,861)		(5,457)		(11,562)		(9,949)

Revenue	$213,803		$177,494		$415,221		$338,707

The following tables present a summary of our aging of accounts receivable as of June 30, 2014 and December 31, 2013:

June 30, 2014

	Current	30-90	90-150	>150	Total
Self-Pay	1.0%	2.3%	2.5%	5.0%	10.8%
Commercial	15.1%	6.2%	3.1%	3.3%	27.7%
Medicare	16.9%	4.5%	1.8%	3.3%	26.5%
Medicaid	24.6%	5.4%	2.1%	2.9%	35.0%

Total	57.6%	18.4%	9.5%	14.5%	100.0%

December 31, 2013

	Current	30-90	90-150	>150	Total
Self-Pay	2.4%	2.5%	2.6%	4.8%	12.3%
Commercial	14.7%	7.0%	2.6%	2.6%	26.9%
Medicare	18.1%	5.1%	2.1%	4.0%	29.3%
Medicaid	21.3%	5.6%	2.1%	2.5%	31.5%

Total	56.5%	20.2%	9.4%	13.9%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$220,664		$182,951		$426,783		$348,656
Provision for doubtful accounts	(6,861)		(5,457)		(11,562)		(9,949)

Revenue	213,803	100.0%	177,494	100.0%	415,221	100.0%	338,707	100.0%
Salaries, wages and benefits	122,473	57.3%	100,764	56.8%	240,048	57.8%	195,115	57.6%
Professional fees	10,891	5.1%	9,324	5.3%	21,273	5.1%	18,338	5.4%
Supplies	10,596	5.0%	9,613	5.4%	20,660	5.0%	18,211	5.4%
Rents and leases	2,889	1.3%	2,394	1.3%	5,658	1.4%	4,721	1.4%
Other operating expenses	24,646	11.5%	20,096	11.3%	47,756	11.5%	37,079	10.9%
Depreciation and amortization	5,935	2.8%	4,212	2.4%	11,371	2.7%	7,834	2.3%
Interest expense	9,730	4.5%	9,445	5.3%	19,437	4.7%	18,207	5.4%
Gain on foreign currency derivatives	(13,735)	(6.4)%	—	—	(13,735)	(3.3)%	—	—
Debt extinguishment costs	—	—	—	—	—	—%	9,350	2.8
Transaction-related expenses	3,016	1.4%	1,355	0.8%	4,595	1.1%	2,829	0.8%

Total expenses	176,441	82.5%	157,203	88.6%	357,063	86.0%	311,684	92.0%

Income from continuing operations before income taxes	37,362	17.5%	20,291	11.4%	58,158	14.0%	27,023	8.0%
Provision for income taxes	14,905	7.0%	8,020	4.5%	22,680	5.5%	10,698	3.2%

Income from continuing operations	$22,457	10.5%	$12,271	6.9%	$35,478	8.5%	$16,325	4.8%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $37.7 million, or 20.6%, to $220.7 million for the three months ended June 30, 2014 from $183.0 million for the three months ended June 30, 2013. The increase related primarily to revenue generated during the three months ended June 30, 2014 from the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility revenue before provision for doubtful accounts increased by $20.8 million, or 11.4%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, resulting from same-facility growth in patient days of 10.6% and same-facility revenue per day of 0.8%. Consistent with the same-facility patient day growth in 2013, the growth in same-facility patient days for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $6.9 million for the three months ended June 30, 2014, or 3.1% of revenue before provision for doubtful accounts, compared to $5.5 million for the three months ended June 30, 2013, or 3.0% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $6.1 million for the three months ended June 30, 2014, or 3.0% of revenue before provision for doubtful accounts, compared to $5.5 million for the three months ended June 30, 2013, or 3.0% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $122.5 million for the three months ended June 30, 2014 compared to $100.8 million for the three months ended June 30, 2013, an increase of $21.7 million. SWB expense included $2.4 million and $1.8 million of equity-based compensation expense for the three months ended June 30, 2014 and 2013, respectively. Excluding equity-based compensation expense, SWB expense was $120.1 million, or 56.2% of revenue, for the three months ended June 30, 2014, compared to $99.0 million, or 55.7% of revenue, for the three months ended June 30, 2013. The $21.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility SWB expense was $102.9 million for the three months ended June 30, 2014, or 52.3% of revenue, compared to $93.7 million for the three months ended June 30, 2013, or 53.0% of revenue.

Professional fees. Professional fees were $10.9 million for the three months ended June 30, 2014, or 5.1% of revenue, compared to $9.3 million for the three months ended June 30, 2013, or 5.3% of revenue. The $1.6 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility professional fees were $8.6 million for the three months ended June 30, 2014, or 4.4% of revenue, compared to $7.7 million, for the three months ended June 30, 2013, or 4.4% of revenue.

Supplies. Supplies expense was $10.6 million for the three months ended June 30, 2014, or 5.0% of revenue, compared to $9.6 million for the three months ended June 30, 2013, or 5.4% of revenue. The $1.0 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility supplies expense was $9.7 million for the three months ended June 30, 2014, or 4.9% of revenue, compared to $9.6 million for the three months ended June 30, 2013, or 5.4% of revenue.

Rents and leases. Rents and leases were $2.9 million for the three months ended June 30, 2014, or 1.3% of revenue, compared to $2.4 million for the three months ended June 30, 2013, or 1.3% of revenue. The $0.5 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility rents and leases were $2.6 million for the three months ended June 30, 2014, or 1.3% of revenue, compared to $2.3 million for the three months ended June 30, 2013, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $24.6 million for the three months ended June 30, 2014, or 11.5% of revenue, compared to $20.1 million for the three months ended June 30, 2013, or 11.3% of revenue. The $4.5 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility other operating expenses were $21.4 million for the three months ended June 30, 2014, or 10.9% of revenue, compared to $19.6 million for the three months ended June 30, 2013, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $5.9 million for the three months ended June 30, 2014, or 2.8% of revenue, compared to $4.2 million for the three months ended June 30, 2013, or 2.4% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2013 and 2014 and real estate acquired as part of the 2013 and 2014 Acquisitions.

Interest expense. Interest expense was $9.7 million for the three months ended June 30, 2014 compared to $9.4 million for the three months ended June 30, 2013. The increase in interest expense was primarily a result of the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Gain on foreign currency derivatives. In connection with the acquisition of Partnerships in Care, the Company entered into foreign currency forward contracts in June 2014 in order to fix the exchange rate applicable to the payment of the purchase price on July 1, 2014. Favorable exchange rate changes resulted in an increase in the fair value of the forward contracts and a gain on foreign currency derivatives of $13.7 million for the three months ended June 30, 2014.

Transaction-related expenses. Transaction-related expenses were $3.0 million for the three months ended June 30, 2014 compared to $1.4 million for the three months ended June 30, 2013. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2013 and 2014 Acquisitions and the Company’s acquisition of Partnerships in Care on July 1, 2014, as summarized below (in thousands):

	Three Months Ended June 30,
	2014	2013
Legal, accounting and other costs	$3,016	$798
Severance and contract termination costs	—	557

	$3,016	$1,355

Provision for income taxes. For the three months ended June 30, 2014, the provision for income taxes was $14.9 million, reflecting an effective tax rate of 39.9%, compared to $8.0 million, reflecting an effective tax rate of 39.5%, for 2013. The increase in the tax rate for the three months ended June 30, 2014 was primarily attributable to non-deductible transaction-related expenses associated with acquisition of Partnerships in Care on July 1, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $78.1 million, or 22.4%, to $426.8 million for the six months ended June 30, 2014 from $348.7 million for the six months ended June 30, 2013. The increase related primarily to revenue generated during the six months ended June 30, 2014 from the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility revenue before provision for doubtful accounts increased by $36.3 million, or 10.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, resulting from same-facility growth in patient days of 9.1% and same-facility revenue per day of 1.5%. Consistent with the same-facility patient day growth in 2013, the growth in same-facility patient days for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $11.6 million for the six months ended June 30, 2014, or 2.7% of revenue before provision for doubtful accounts, compared to $9.9 million for the six months ended June 30, 2013, or 2.9% of revenue before provision for doubtful accounts. The decrease as a percentage of revenue related primarily to improved collection experience due to enhancements in our business office operations. The same-facility provision for doubtful accounts was $10.2 million for the six months ended June 30, 2014, or 2.7% of revenue before provision for doubtful accounts, compared to $9.9 million for the six months ended June 30, 2013, or 2.9% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $240.0 million for the six months ended June 30, 2014 compared to $195.1 million for the six months ended June 30, 2013, an increase of $44.9 million. SWB expense included $4.2 million and $2.4 million of equity-based compensation expense for the six months ended June 30, 2014 and 2013, respectively. Excluding equity-based compensation expense, SWB expense was $235.8 million, or 56.8% of revenue, for the six months ended June 30, 2014, compared to $192.7 million, or 56.9% of revenue, for the six months ended June 30, 2013. The $43.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility SWB expense was $196.9 million for the six months ended June 30, 2014, or 52.7% of revenue, compared to $182.4 million for the six months ended June 30, 2013, or 54.1% of revenue.

Professional fees. Professional fees were $21.3 million for the six months ended June 30, 2014, or 5.1% of revenue, compared to $18.3 million for the six months ended June 30, 2013, or 5.4% of revenue. The $3.0 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility professional fees were $15.5 million for the six months ended June 30, 2014, or 4.1% of revenue, compared to $15.2 million, for the six months ended June 30, 2013, or 4.5% of revenue.

Supplies. Supplies expense was $20.7 million for the six months ended June 30, 2014, or 5.0% of revenue, compared to $18.2 million for the six months ended June 30, 2013, or 5.4% of revenue. The $2.5 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility supplies expense was $18.0 million for the six months ended June 30, 2014, or 4.8% of revenue, compared to $18.1 million for the six months ended June 30, 2013, or 5.4% of revenue.

Rents and leases. Rents and leases were $5.7 million for the six months ended June 30, 2014, or 1.4% of revenue, compared to $4.7 million for the six months ended June 30, 2013, or 1.4% of revenue. The $1.0 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility rents and leases were $5.0 million for the six months ended June 30, 2014, or 1.3% of revenue, compared to $4.6 million for the six months ended June 30, 2013, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $47.8 million for the six months ended June 30, 2014, or 11.5% of revenue, compared to $37.1 million for the six months ended June 30, 2013, or 10.9% of revenue. The increase in other operating expenses as a percentage of revenue was primarily attributable to higher other operating expenses incurred by the facilities acquired in our 2013 and 2014 Acquisitions, which had higher other operating expenses as a percentage of revenue than our facilities acquired prior to 2013. Same-facility other operating expenses were $40.3 million for the six months ended June 30, 2014, or 10.8% of revenue, compared to $36.2 million for the six months ended June 30, 2013, or 10.7% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $11.4 million for the six months ended June 30, 2014, or 2.7% of revenue, compared to $7.8 million for the six months ended June 30, 2013, or 2.3% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2013 and 2014 and real estate acquired as part of the 2013 and 2014 Acquisitions.

Interest expense. Interest expense was $19.4 million for the six months ended June 30, 2014 compared to $18.2 million for the six months ended June 30, 2013. The increase in interest expense was primarily a result of the issuance of the 6.125% Senior Notes offset by a reduction related to the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Gain on foreign currency derivatives. In connection with the acquisition of Partnerships in Care, the Company entered into foreign currency forward contracts in June 2014 in order to fix the exchange rate applicable to the payment of the purchase price on July 1, 2014. Favorable exchange rate changes resulted in an increase in the fair value of the forward contracts and a gain on foreign currency derivatives of $13.7 million for the six months ended June 30, 2014.

Debt extinguishment costs. Debt extinguishment costs for the six months ended June 30, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $4.6 million for the six months ended June 30, 2014 compared to $2.8 million for the six months ended June 30, 2013. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2013 and 2014 Acquisitions and the Company’s acquisition of Partnerships in Care on July 1, 2014, as summarized below (in thousands):

	Six Months Ended June 30,
	2014	2013
Legal, accounting and other costs	$4,136	$1,803
Severance and contract termination costs	459	1,026

	$4,595	$2,829

Provision for income taxes. For the six months ended June 30, 2014, the provision for income taxes was $22.7 million, reflecting an effective tax rate of 39.0%, compared to $10.7 million, reflecting an effective tax rate of 39.6%, for 2013. The decrease in the tax rate for the six months ended June 30, 2014 was primarily attributable to various state tax planning initiatives and restructurings partially offset by non-deductible transaction-related expenses associated with acquisition of Partnerships in Care on July 1, 2014.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2014 was $29.3 million compared to $29.6 million for the six months ended June 30, 2013. Days sales outstanding as of June 30, 2014 was 47 compared to 46 as of December 31, 2013. As of June 30, 2014 and December 31, 2013, we had working capital of $346.9 million and $30.4 million, respectively.

Cash used in investing activities for the six months ended June 30, 2014 was $72.1 million compared to $156.0 million for the six months ended June 30, 2013. Cash used in investing activities for the six months ended June 30, 2014 primarily consisted of $10.0 million of cash paid for acquisitions. Cash paid for capital expenditures for the six months ended June 30, 2014 was $43.3 million, consisting of $9.7 million of routine capital expenditures and $33.6 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of revenue for the six months ended June 30, 2014. Cash paid for real estate acquisitions was $18.3 million for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2013 consisted primarily of cash paid for acquisitions of $121.7 million, cash paid for capital expenditures of $29.7 million and cash paid for real estate acquisitions of $4.0 million.

Cash provided by financing activities for the six months ended June 30, 2014 was $316.0 million compared to $84.7 million for the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2014 primarily consisted of the $374.3 million of proceeds from our issuance of common stock, borrowings on revolving credit facility of $59.5 million, borrowings on long-term debt of $7.5 million and an excess tax benefit from equity awards of $3.5 million, partially offset by principal payments on our revolving credit facility of $113.0 million, payment of debt issuance costs of $5.8 million, principal payments on long-term debt of $3.8 million, cash paid as contingent consideration for an acquisition based upon earnings of Park Royal and common stock withheld for minimum statutory taxes of $3.0 million. Cash provided by financing activities for the six months ended June 30, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, borrowings on revolving credit facility of $8.0 million and an excess tax benefit from equity awards of $1.2 million, partially offset by repayment of long-term debt of $52.5 million, principal payments on revolving credit facility of $8.0 million, payment of premium on note redemption of $6.8 million, payment of debt issuance costs of $4.3 million, principal payments on long-term debt of $1.9 million and common stock withheld for minimum statutory taxes of $1.1 million.

Amended and Restated Senior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, the Company entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility.

On February 13, 2014, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement, to increase the size of the Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in the Company having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to the Company in terms of the financial and other restrictive covenants. The Fourth Amendment also provides for a $150.0 million incremental credit facility, with the potential for unlimited additional incremental amounts, provided the Company meets certain financial ratios, in each case subject to customary conditions precedent to borrowing.

On June 16, 2014, we entered into the Fifth Amendment to the Amended and Restated Senior Credit Facility. The Fifth Amendment specifically permitted the acquisition of Partnerships in Care, gave us the ability to incur a tranche of term loan B debt in the future through its incremental credit facility, and modified certain of the restrictive covenants on miscellaneous investments and incurrence of miscellaneous liens. The restrictive covenants on investments in joint ventures and foreign subsidiaries were also amended such that we may now invest, in any given fiscal year, up to five percent (5%) of our total assets in both joint ventures and foreign subsidiaries, respectively; provided that the aggregate amount of investments in both joint ventures and foreign subsidiaries, respectively, may not exceed ten percent (10%) of its total assets over the life of the Amended and Restated Senior Credit Facility; provided further that the aggregate amount of investments made in both joint ventures and foreign subsidiaries collectively pursuant to the foregoing may not exceed fifteen percent (15%) of our total assets. Finally, the Fifth Amendment provided increased flexibility to the Company in terms of our financial covenants, as described in the charts below.

The Company had $299.6 million of availability under the revolving line of credit as of June 30, 2014, of which $125.0 million was borrowed on July 1, 2014 in connection with the Partnerships in Care acquisition. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for June 30, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019.

As amended by the Fifth Amendment, the Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants. A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the consolidated leverage ratio may not be greater than (i) if the Bridge Senior Unsecured Indebtedness (as defined in the Amended and Restated Senior Credit Facility) is not incurred, the ratio set forth in Column A and (ii) if the Bridge Senior Unsecured Indebtedness is incurred, the ratio set forth in Column B::

Fiscal Quarter Ending	Maximum Consolidated Leverage Ratio (1)
	Column A	Column B
June 30, 2014	5.75:1.0	7.25:1.0
September 30, 2014	5.75:1.0	7.25:1.0
December 31, 2014	5.50:1.0	6.50:1.0
March 31, 2015	5.50:1.0	6.50:1.0
June 30, 2015	5.50:1.0	6.50:1.0
September 30, 2015	5.50:1.0	6.50:1.0
December 31, 2015	5.25:1.0	5.75:1.0
March 31, 2016	5.25:1.0	5.75:1.0
June 30, 2016	5.25:1.0	5.75:1.0
September 30, 2016	5.25:1.0	5.75:1.0
December 31, 2016	5.00:1.0	5.00:1.0
March 31, 2017	5.00:1.0	5.00:1.0
June 30, 2017	5.00:1.0	5.00:1.0
September 30, 2017	5.00:1.0	5.00:1.0
December 31, 2017 and each fiscal quarter ending thereafter	4.50:1.0	4.50:1.0

(1)	The Company did not incur any Bridge Senior Unsecured Indebtedness.

•	The consolidated senior secured leverage ratio may not be greater than the amount set forth below as of the date opposite such ratio:

Fiscal Quarter Ending	Maximum Consolidated Senior Secured Leverage Ratio
June 30, 2014	3.75:1.0
September 30, 2014	3.75:1.0
December 31, 2014	3.75:1.0
March 31, 2015 and each fiscal quarter ending thereafter	3.50:1.0

As of June 30, 2014, the Company was in compliance with all of the above covenants.

The interest rates and the unused line fee on unused commitments related to the Amended and Restated Senior Credit Facility are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	LIBOR Rate Loans	Base Rate Loans	Unused Line Fee
1	<3.5:1.0	2.25%	1.25%	0.30%
2	≥3.5:1.0 but <4.0:1.0	2.50%	1.50%	0.35%
3	≥4.0:1.0 but <4.5:1.0	2.75%	1.75%	0.40%
4	≥4.50:1.0 but <5.25:1.0	3.00%	2.00%	0.45%
5	≥5.25:1.0	3.25%	2.25%	0.50%

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $20,000,000 of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2014. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2014, borrowings under the Senior Secured Credit Facility bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through June 30, 2014. The Amended and Restated Senior Credit Facility matures on February 13, 2019.

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year.

The indenture governing the 12.875% Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The 12.875% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

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

6.125% Senior Notes Due 2021

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021. The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

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

The 6.125% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several.

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

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes due 2022. The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015.

The indenture governing the 5.125% Senior Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets and (vii) create liens on assets.

The 5.125% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the 5.125% Senior Notes at its option, in whole or part, at any time prior to July 1, 2017, at a price equal to 100% of the principal amount of the 5.125% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 5.125% Senior Notes, in whole or in part, on or after July 1, 2017, at the redemption prices set forth in the indenture governing the 5.125% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before July 1, 2017, the Company may elect to redeem up to 35% of the aggregate principal amount of the 5.125% Senior Notes at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2014 and December 31, 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of June 30, 2014 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$44,853	$107,247	$305,490	$316,497	$774,087
Operating leases	9,867	12,717	7,095	19,224	48,903
Purchase and other obligations (b)	4,030	562	870	—	5,462

Total obligations and commitments	$58,750	$120,526	$313,455	$335,721	$828,452

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 2.75% per annum for our variable-rate debt based on the rate in place as of June 30, 2014.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments of up to $3.8 million related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2014 was composed of $271.0 million of fixed-rate debt and $296.3 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.5 million on an annual basis based upon our borrowing level at June  30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Acadia has updated and revised the risk factors previously disclosed in its periodic reports filed with the Securities and Exchange Commission from time to time. In addition to the other information set forth in this report, an investor should carefully consider the factors discussed below. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. These risks should be carefully considered before making an investment decision regarding us. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we are not presently aware of or that we currently consider not likely to have a significant impact. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our securities.

The capital markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our securities and, as a result, there may be significant volatility in the market price of our securities. If we are unable to operate our facilities as profitably as we have in the past or as our investors expect us to in the future, the market price of our securities will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our securities and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry.

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our securities.

If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care, an admissions hold or other adverse regulatory action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on our business, financial condition and results of operations. In addition, we could receive negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our securities.

Our revenues and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenues are from government healthcare programs, principally Medicare, Medicaid and the National Health Service (“NHS”). For the six months ended June 30, 2014, Acadia derived approximately 67% of its revenues from the Medicare and Medicaid programs, and Partnerships in Care derived approximately 97% of its revenue from NHS.

Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal, state and United Kingdom government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and governmental funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, since most states operate with balanced budgets, and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation formulated to reduce their Medicaid expenditures. Furthermore, the recent economic downturn has increased the budgetary pressures on the federal government and many state governments, which may negatively affect the availability of taxpayer funds for Medicare and Medicaid programs.

If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payors, including managed care providers, significantly affects the financial condition and operating results of our facilities in the United States. Management expects third-party payors to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our business, financial condition and results of operations.

Our facilities acquired from Partnerships in Care rely on publicly funded entities in the United Kingdom for approximately 97% of their revenue, and the loss or reduction of such funding or changes to procurement methods could negatively impact occupancy rates which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

Referrals to Partnerships in Care’s services by NHS accounted for approximately 97% of its revenue for the year ended December 31, 2013. There is a risk that budget constraints, public spending cuts (such as the cuts announced by the United Kingdom government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause NHS to reduce funding for the types of services that Partnerships in Care provides. For example, in 2010, NHS announced a period of austerity and reduced spending and outsourcing of medical health treatment, which adversely affected our results from 2010 to 2012 until such austerity was relaxed. In addition, policy changes in the United Kingdom could lead to fewer of such services being purchased by publicly funded entities or material changes being made to their procurement practices, or the in-sourcing of mental health services, any of which could materially reduce the revenue of the Partnerships in Care facilities.

The Partnerships in Care facilities may not achieve fee rate increases or may suffer fee rate decreases, which could have an adverse impact on our business, results of operations, financial condition or prospects.

The majority of fee rates that the facilities acquired from Partnerships in Care decide to set for their services are subject to annual adjustments. NHS has been under budgetary pressure since the announcement by the United Kingdom Government of the Comprehensive Spending Review in 2010 imposing cuts on government spending and have, as such, reduced its spending. This resulted in Partnerships in Care being unable to implement material price increases during the last several years (which has adversely affected its results), and there can be no assurance that we will be able to implement price increases in the future. Furthermore, should the effect of any increase in the annual wages or other operating costs of the Partnerships in Care business exceed the effect of any increase in such facilities’ weekly fee rates (which are the basis of the Partnerships in Care facilities’ revenue), we would have to absorb such costs and this could have a material adverse effect on our business, results of operations, financial condition or prospects.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.

As of June 30, 2014, we had $567.3 million of total debt, which included $296.3 million of debt under our Amended and Restated Senior Credit Facility, $97.5 million (before a discount of $1.2 million) of debt under our 12.875% Senior Notes, $150.0 million of debt under our 6.125% Senior Notes and $24.7 million (including a premium of $2.0 million) of debt under our 9.0% and 9.5% Revenue Bonds.

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

In addition, the terms of our financing arrangements contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the Amended and Restated Senior Credit Facility and the Senior Notes.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Amended and Restated Senior Credit Facility or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial conditions or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We are subject to a number of restrictive covenants, which may restrict our business and financing activities.

Our financing arrangements impose, and the terms of any future debt may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional debt and issue certain preferred stock;

•	pay dividends on our common stock or redeem, repurchase or retire our common stock or subordinated debt;

•	transfer or sell our assets:

•	make certain payments or investments;

•	make capital expenditures;

•	create certain liens on assets;

•	create restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in certain transactions with our affiliates; and

•	merge or consolidate with other companies.

The Amended and Restated Senior Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio.

These restrictions may prevent us from taking actions that management believes would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to our financing arrangements if for any reason we are unable to comply with our financial covenants. The breach of any of these covenants and restrictions could result in a default under the indentures governing our outstanding Senior Notes or under the Amended and Restated Senior Credit Facility, which could result in an acceleration of our debt.

Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We may incur substantial additional debt, including the issuance of additional notes and other secured debt, in the future. Although the indentures governing our outstanding Senior Notes and our Amended and Restated Senior Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our indebtedness, including a default under our Amended and Restated Senior Credit Facility and the indentures governing our Senior Notes, and the remedies sought by the holders of such indebtedness, could adversely affect our ability to pay the principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our Amended and Restated Senior Credit Facility and the indentures governing our Senior Notes), we would be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under our Amended and Restated Senior Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such indebtedness, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the Amended and Restated Senior Credit Facility and the indentures governing our Senior Notes have customary cross-default provisions, if any of the indebtedness under our Amended and Restated Senior Credit Facility or our Senior Notes is accelerated, our other indebtedness will be accelerated, making it even more difficult for us to repay or refinance the amounts due.

Expanding our operations internationally poses additional risks to our business.

Prior to the acquisition of Partnerships in Care, we were engaged in business activities in the United States and Puerto Rico. The acquisition of Partnerships in Care marks our first entry into a foreign market. Our business or financial performance may be adversely affected due to the risks of operating internationally, including but not limited to the following: economic and political instability, failure to comply with foreign laws and regulations and adverse changes in the health care policy of the United Kingdom (including decreases in funding for the services provided by Partnerships in Care), adverse changes in law and regulations affecting the operations of Partnerships in Care, difficulties and costs of staffing and managing our new operations in the United Kingdom. If any of these events were to materialize, they could lead to disruption of our business, significant expenditures and/or damages to our reputation, which could have a material adverse effect on our results of operations, financial condition or prospects.

As a company based outside of the United Kingdom, we will need to take certain actions to be more easily accepted in the United Kingdom. For example, we may need to engage in a public relations campaign to emphasize service quality and company philosophy, preserve local management continuity and business practices and be transparent in our dealings with local governments and taxing authorities. Such efforts will require significant time and effort on the part of our management team. Our results of operation could suffer if these efforts are not successful.

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

We may not be able to combine successfully the operations of recently acquired facilities with our operations, and even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions with our operations requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies, business cultures and internal controls and compliance. Certain acquisitions involve a capital outlay, and the return that we achieved on any capital invested may be less than the return that we would achieve on our other projects or investments. If we fail to complete the integration of recently acquired facilities, we may never fully realize the potential benefits of the related acquisitions.

We are integrating Partnerships in Care’s business into our current business. Successful integration depends on the ability to effect any required changes in operations or personnel which may entail unforeseen liabilities. The integration of Partnerships in Care may expose us to certain risks, including the following: difficulty in integrating Partnerships in Care in a cost-effective manner, including the establishment of effective management information and financial control systems; unforeseen legal, regulatory, contractual, employment or other issues arising out of the combination; combining corporate cultures; maintaining employee morale and retaining key employees; potential disruptions to our on-going business caused by its senior management’s focus on integrating Partnerships in Care; and performance of the combined assets not meeting our expectations or plans. A failure to properly integrate Partnerships in Care could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

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

Assumptions of unknown liabilities

Facilities that we acquire, including the facilities acquired from Partnerships in Care, may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, liabilities for failure to comply with healthcare laws and regulations and liabilities for unresolved litigation or regulatory reviews. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities, the purchase agreement with Partnerships in Care contained minimal representations and warranties about the entities and business that we acquired. In addition, we have no indemnification rights against the sellers under the purchase agreement and all of the purchase price consideration was paid at closing of the acquisition of Partnerships in Care. Therefore, we may incur material liabilities for the past activities of acquired entities and facilities. Even in those acquisitions in which we have such rights, we may experience difficulty enforcing the sellers’ obligations, or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included Universal Health Services, Aurora Behavioral Health Care and private equity firms. Also, suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases. In addition, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our stockholders, result in increased fixed obligations or impede our ability to manage our operations.

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

Failure to comply with the international and U.S. laws and regulations applicable to our international operations could subject us to penalties and other adverse consequences.

We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act and other U.S. federal laws and regulations established by the Office of Foreign Asset Control, local laws such as the United Kingdom Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to conduct business in the United Kingdom and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges.

Foreign currency exchange rate fluctuations could materially impact our consolidated financial position and results of operations.

The acquisition of Partnerships in Care expanded our operations to the United Kingdom. Accordingly, a portion of our net revenues will be derived from operations in the United Kingdom, and we intend to translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

We incurred significant transaction and acquisition-related costs in connection with the acquisition of Partnerships in Care.

We incurred substantial costs in connection with the acquisition of Partnerships in Care, including approximately $16.0 million in transaction-related expenses. In addition, we may incur additional costs to maintain employee morale and to retain key employees, and we will incur substantial fees and costs related to formulating and executing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

We made certain assumptions relating to the acquisition of Partnerships in Care in our forecasts that may prove to be materially inaccurate.

We made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of Partnerships in Care. Our assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of Partnerships in Care may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the acquisition of Partnerships in Care, higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that may adversely affect the combined company following the acquisition of Partnerships in Care. In addition, Partnerships in Care was operating at a net loss for the year ended December 31, 2013 and for the six months ended June 30, 2014, which may impact our ability to achieve synergies and profitability from the acquisition of Partnerships in Care in the near term.

We are subject to taxation in certain foreign jurisdictions following the acquisition of Partnerships in Care. Any adverse development in the tax laws of such jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of certain changes in our mix of United States and foreign earnings and other factors, including changes in tax laws.

We are subject to taxation in, and to the tax laws and regulations of, certain foreign jurisdictions as a result of our operations and our corporate and financing structure after the acquisition of Partnerships in Care. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on our business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate. In addition, legislative proposals to change the United States taxation of foreign earnings could also increase our effective tax rate.

A worsening of the economic and employment conditions in the geographies in which we operate could materially affect our business and future results of operations.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid in the United States, which are significant payor sources for our facilities. In periods of high unemployment, we also face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving behavioral healthcare services, potential increases in the uninsured and underinsured populations we serve and further difficulties in collecting patient co-payment and deductible receivables.

Furthermore, the availability of liquidity and capital resources to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under our Amended and Restated Senior Credit Facility and Senior Notes). The recent economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the Amended and Restated Senior Credit Facility, causing them to fail to meet their obligations to us.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

Companies operating in the behavioral healthcare industry in the United States are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: billing practices and prices for services; relationships with physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, maintenance and security issues associated with health-related information and patient health information, or PHI; the screening, stabilization and/or transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures; activities regarding competitors; and addition or expansion of facilities and services.

Among these laws are the anti-kickback provision of the Social Security Act, or the Anti-Kickback Statute, the federal physician self-referral, or the Stark Law, the federal False Claims Act, or the False Claims Act, and similar state laws. These laws, and particularly the Anti-Kickback Statute and the Stark Law, impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The Office of the Inspector General of the Department of Health and Human Services has issued certain exceptions and safe harbor regulations that outline practices that are deemed acceptable under the Stark Law and Anti-Kickback Statute. While we endeavor to comply with applicable exceptions and safe harbors, certain of our current arrangements with physicians and other potential referral sources may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangements to greater scrutiny. We cannot offer assurances that practices that are outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Stark Law and Anti-Kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws.

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

The construction and operation of healthcare facilities in the United States are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards. If we fail to adhere to these standards, we could be subject to monetary and operational penalties.

Many of our U.S. facilities are also accredited by third-party accreditation agencies such as The Joint Commission. If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

Similarly, providers of behavioral healthcare services in the United Kingdom are also subject to a highly regulated business environment. Failure to comply with regulations, lapses in the standards of care, the receipt of poor ratings or lower ratings, the receipt of a negative report that leads to a determination of regulatory noncompliance, or the failure to cure any defect noted in an inspection report could lead to substantial penalties, including the loss of registration or closure of one or more facilities as well as damage to reputation.

Our facilities acquired from Partnerships in Care operate in a highly regulated business environment, which is subject to political and regulatory scrutiny. Failure to comply with regulations or the introduction of new regulations or standards with which Partnerships in Care does not comply could lead to substantial penalties, including the loss of registration on one or more of our facilities.

The business of the facilities acquired from Partnerships in Care is subject to a high level of regulation and oversight, in particular from: the Care Quality Commission (“CQC”), the independent regulator for health and adult social care in England; Healthcare Improvement Scotland (“HIS”), the independent regulator for healthcare services in Scotland; Healthcare Inspectorate Wales (“HIW”), the independent regulator of for all healthcare services in Wales; and Monitor, the non-departmental public body of the United Kingdom government that serves as the sector regulator for health services in England. The regulatory requirements relevant to Partnerships in Care’s business span the range of Partnerships in Care’s operations from the establishment of new facilities, which are subject to registration requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to the people Partnerships in Care supports, administration of controlled drugs, clinical standards, conduct of Partnerships in Care’s professional and care staff and other requirements.

Inspections by regulators can be carried out on both an announced and, in most cases, unannounced basis, depending on the specific regulatory provisions relating to the different services Partnerships in Care provides. A failure to comply with regulations in the future, the receipt of poor ratings or lower ratings, the receipt of a negative report that leads to a determination of regulatory noncompliance, or Partnerships in Care’s failure to cure any defect noted in an inspection report could result in reputational damage to Partnerships in Care, fines, or the revocation or suspension of the registration or closure of any care facility or service. Additionally, as placing authorities monitor performance, negative changes in regulatory compliance may affect the number of referrals made to Partnerships in Care. In addition, frequent changes are made to regulatory assessment methods.

We cannot guarantee that current laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. Such future developments and amendments may negatively impact Partnerships in Care’s operations which could have a material adverse effect on Partnerships in Care’s business, results of operations, financial condition or prospects.

Our business in the United Kingdom relies upon maintaining strong relationships with commissioners employed by publicly funded entities and any reorganization of such publicly funded entities may result in the loss of those relationships.

The relationships that the sales and marketing function of our facilities in the United Kingdom holds with commissioners is a key driver of referrals to such facilities. Should there be a major reorganization of publicly funded entities, such as the NHS reorganization announced in 2010 and implemented between 2012 and 2013, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to the Partnerships in Care facilities, which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

We may be required to spend substantial amounts to comply with statutes and regulations relating to privacy and security of patient health information.

There are currently numerous legislative and regulatory initiatives in both the U.S. and the United Kingdom addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our U.S. facilities to comply with standards to protect the privacy, security and integrity of PHI. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of PHI and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

Violations of the privacy and security regulations could subject our operations to substantial civil monetary penalties and substantial other costs and penalties associated with a breach of data security, including criminal penalties.

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

Healthcare companies in both the United States and the United Kingdom are subject to numerous investigations by various governmental agencies. Certain of our facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, governmental agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our business, financial condition and results of operations.

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

The expansion of health insurance coverage in the United States under the Patient Protection and Affordable Care Act and the Reconciliation Act, or, collectively, the Health Reform Legislation, may increase the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements and may include states where we have facilities. Furthermore, as a result of the Health Reform Legislation, there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable.

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

The Health Reform Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Health Reform Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute in order to be found guilty of violating such law. The Health Reform Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Health Reform Legislation provides that a healthcare provider that knowingly retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act.

The impact of the Health Reform Legislation on each of our facilities may vary. We cannot predict the impact the Health Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to adapt successfully to the changes required by the Health Reform Legislation.

We are similarly unable to guarantee that current United Kingdom laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. Additionally, there is a risk that budget constraints, public spending cuts (such as the cuts announced by the United Kingdom government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause NHS to reduce funding for the types of services that Partnerships in Care provides. Such policy changes in the United Kingdom could lead to fewer services being purchased by publicly funded entities or material changes being made to their procurement practices, any of which could materially reduce Partnerships in Care’s revenue. These and other future developments and amendments may negatively impact our operations, which could have a material adverse effect on our business, financial condition or results of operations.

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

NHS is the principal provider of secure mental healthcare services in the United Kingdom, with approximately 70% of the totals beds in the United Kingdom. As the preferred provider, there is a bias toward referrals to NHS, and therefore NHS facilities have maintained high occupancy rates. As a result of budget constraints, independent operators have emerged to satisfy the demand for mental health services not supplied by NHS. We face competition in the United Kingdom from other independent sector providers and publicly funded entities for individuals requiring care and for appropriate sites on which to develop or expand facilities in the United Kingdom. Should we fail to compete effectively with our peers and competitors in the industry, or if the competitive environment intensifies, individuals may be referred elsewhere for services that we provide, negatively impacting our ability to secure referrals and limiting the expansion of our business.

The trend by insurance companies and managed care organizations to enter into sole-source contracts may limit our ability to obtain patients.

Insurance companies and managed care organizations in the United States are entering into sole-source contracts with healthcare providers, which could limit our ability to obtain patients since we do not offer the range of services required for these contracts. Moreover, private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could materially adversely affect our business to the extent we are not selected to participate in such networks or if the reimbursement rate is not adequate to cover the cost of providing the service.

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

The nationwide shortage of nurses and other medical support personnel in the United States has been a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire more expensive temporary or contract personnel. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenues.

Increased labor union activity is another factor that could adversely affect our labor costs. As of June 30, 2014, labor unions represented employees at only six of our 52 facilities. With the acquisition of Partnerships in Care, the Royal College of Nursing represents nursing employees at all of our facilities in the United Kingdom. To the extent that a greater portion of our employee base unionizes, it is possible that our labor costs could increase materially.

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

The Partnerships in Care senior management team was important to our acquisition of Partnerships in Care. The loss of members of the Partnerships in Care management team could impact our ability to successfully integrate and operate the Partnerships in Care facilities and business.

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

State efforts to regulate the construction or expansion of healthcare facilities in the United States could impair our ability to operate and expand our operations.

A majority of the states in which we operate facilities in the United States have enacted certificate of need, or CON, laws that regulate the construction or expansion of healthcare facilities, certain capital expenditures or changes in services or bed capacity. In giving approval for these actions, these states consider the need for additional or expanded healthcare facilities or services. Our failure to obtain necessary state approval could (i) result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement, (ii) make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs or (iii) result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

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

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Legislation potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on its use. Utilization review is also a requirement of most non-governmental managed-care organizations and other third party payors. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our financial condition and results of operations.

Additionally, the outsourcing of behavioral health care to the private sector is a relatively recent development in the United Kingdom. There has been some opposition to outsourcing. While we anticipate that NHS will continue to rely increasingly upon outsourcing, we cannot assure you that the outsourcing trend will continue. The absence of future growth in the outsourcing of behavioral healthcare services could have a material adverse impact on our business, financial condition and results of operations.

Although we have facilities in 24 states, the United Kingdom and Puerto Rico, we have substantial operations in each of the United Kingdom, Arkansas, Mississippi and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

On a pro forma basis at June 30, 2014, we operated 75 facilities, 33 of which are located in the United Kingdom, Arkansas, Mississippi and Tennessee. Our revenues in those facilities represented approximately 48% of our revenue for the twelve months ended June 30, 2014. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results.

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

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially; Centers for Medicare and Medicaid Services has recently sought stakeholder comments concerning the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, such as ours, to accept the transfer of such patients. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA are proposed and adopted, our results of operations may be harmed.

An increase in uninsured or underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the agings of the receivables and historical collection experience. At June 30, 2014, our allowance for doubtful accounts represented approximately 18% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including implementation of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

A cyber security incident could cause a violation of HIPAA and other privacy laws and regulations or result in a loss of confidential data.

A cyber-attack that bypasses our information technology, or IT, security systems causing an IT security breach, loss of PHI or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition or results of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of PHI, other confidential data or proprietary business information.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley, could have a material adverse effect on our business.

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

As part of the acquisition of Partnerships in Care, we assumed Partnerships in Care’s existing pension plans and a defined contribution plan and are responsible for an underfunded pension liability. In addition, we may be required to increase funding of the pension plans and/or be subject to restrictions on the use of excess cash.

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 187 members in the United Kingdom, most of whom are inactive and retired former employees. As of May 1, 2005, this plan was closed to new participants but then-current participants continue to accrue benefits. As of December 31, 2013, the net deficit recognized under UK GAAP in respect of this scheme was £4.9 million. Although this underfunded position was considered in determining the purchase price for Partnerships in Care, it may adversely affect the combined company as follows:

•	Laws and regulations normally require a new funding plan to be agreed upon every three years, with the next new funding plan to be agreed upon with the plan trustees by March 2015. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its contributions to the pension plan to cover underfunded liabilities.

•	The pension plan is regulated in the United Kingdom, and trustees represent the interests of covered workers. Laws and regulations could create an immediate funding obligation to the pension plan which could be significantly greater than the £5 million assumed for accounting purposes as of December 31, 2013, and could impact the ability to use Partnerships in Care’s existing cash or the combined company’s future excess cash to grow the business or finance other obligations. The use of Partnerships in Care’s cash and future cash flows beyond the operation of Partnerships in Care’s business or the satisfaction of Partnerships in Care’s obligations would require negotiations with the trustees and regulators.

We also assumed an additional pension plan (the Federated Pension Plan), of which fewer than five Partnerships in Care employees are participants, and a defined contribution plan (the Partnerships in Care Limited New Generation Personal Pension) under which participants receive contributions as a proportion of earnings. Maintenance of these plans may result in additional expenses. Termination of these plans could have an adverse impact on employee relations and a material adverse effect on our financial results.

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

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC and NASDAQ. Enacted in July 2010, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Management expects these laws and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although management is currently unable to estimate these costs with any degree of certainty. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are party to a stockholders agreement with Waud Capital Partners which provides it with certain rights over Company matters.

Waud Capital Partners owns approximately 19.7% of our outstanding common stock. In accordance with the terms of the stockholders agreement among Waud Capital Partners, Acadia and certain current and former members of our management, for so long as Waud Capital Partners owns at least 17.5% of our outstanding common stock, it is entitled to designate the pro rata number of our directors that is proportional (but rounded up to the nearest whole number) to its percentage ownership of our outstanding common stock, subject to the NASDAQ rules regarding director independence, and has consent rights to many corporate actions, such as issuing equity or debt securities, paying dividends, acquiring any interest in another company and materially changing our business activities. It is possible that the interests of Waud Capital Partners may in some circumstances conflict with our interests and the interests of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—		—	—
May 1 – May 31	1,696	$42.80	—	—
June 1 – June 30	—		—	—

Total	1,696

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and Acadia Healthcare Company Inc. (the “Company”). (1)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (2).

3.2	Amended and Restated Bylaws of the Company. (2).

4.1	Supplemental Indenture, dated as of June 17, 2014, to the Indentures, dated as of November 1, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (3)

4.2	Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (4)

4.3	Form of 5.125% Senior Note due 2021. (Included in Exhibit 4.2)

4.4	Registration Rights Agreement, dated July 1, 2014, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC. (4)

10.1	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (5)

10.2	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (5)

10.3	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (5)

10.4	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (5)

10.5	Employment Agreement, dated as of April 7, 2014, by and among the Company, Acadia, Management Company, Inc. and David M. Duckworth. (5)

10.6	Underwriting Agreement, dated June 11, 2014 by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the several underwriters named therein, and the Selling Stockholder. (6)

10.7	Purchase Agreement, dated June 17, 2014, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representative of the initial purchasers named therein. (3)

10.8	Fifth Amendment, dated June 16, 2014, to the Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto. (7)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No.
001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No.
001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 18, 2014 (File No.
001-35331).
(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No.
001-35331).
(5)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No.
001-35331).
(6)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 12, 2014 (File No.
001-35331).
(7)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No.
001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth

David M. Duckworth Chief Financial Officer

Dated: July 30, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and Acadia Healthcare Company Inc. (the “Company”). (1)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware (2).

3.2	Amended and Restated Bylaws of the Company. (2).

4.1	Supplemental Indenture, dated as of June 17, 2014, to the Indentures, dated as of November 1, 2011, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (3)

4.2	Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (4)

4.3	Form of 5.125% Senior Note due 2021. (Included in Exhibit 4.2)

4.4	Registration Rights Agreement, dated July 1, 2014, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC. (4)

10.1	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (5)

10.2	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (5)

10.3	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (5)

10.4	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (5)

10.5	Employment Agreement, dated as of April 7, 2014, by and among the Company, Acadia, Management Company, Inc. and David M. Duckworth. (5)

10.6	Underwriting Agreement, dated June 11, 2014 by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the several underwriters named therein, and the Selling Stockholder. (6)

10.7	Purchase Agreement, dated June 17, 2014, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representative of the initial purchasers named therein. (3)

10.8	Fifth Amendment, dated June 16, 2014, to the Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto. (7)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No.
001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No.
001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 18, 2014 (File No.
001-35331).
(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No.
001-35331).
(5)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No.
001-35331).
(6)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 12, 2014 (File No.
001-35331).

(7)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No.
001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.