Form 10-Q
period 2014-09-30
Acadia Healthcare Company, Inc.
filed 2014-10-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 30, 2014, there were 59,918,574 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,179	$4,569
Accounts receivable, net of allowance for doubtful accounts of $21,730 and $18,345, respectively	130,253	95,885
Deferred tax assets	19,782	15,703
Other current assets	37,626	28,969

Total current assets	229,840	145,126
Property and equipment, net	1,026,378	370,109
Goodwill	804,647	661,549
Intangible assets, net	21,621	20,568
Deferred tax assets – noncurrent	15,933	—
Other assets	42,049	27,307

Total assets	$2,140,468	$1,224,659

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$13,320	$15,195
Accounts payable	43,260	36,026
Accrued salaries and benefits	56,213	37,721
Other accrued liabilities	29,747	25,748

Total current liabilities	142,540	114,690
Long-term debt	1,016,002	601,941
Deferred tax liabilities – noncurrent	64,771	7,971
Other liabilities	30,579	19,347

Total liabilities	1,253,892	743,949
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 59,182,578 and 50,070,980 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	592	501
Additional paid-in capital	843,528	461,807
Accumulated other comprehensive loss	(36,857)	—
Retained earnings	79,313	18,402

Total equity	886,576	480,710

Total liabilities and equity	$2,140,468	$1,224,659

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$303,001	$190,574	$729,784	$539,230
Provision for doubtful accounts	(8,522)	(5,872)	(20,084)	(15,821)

Revenue	294,479	184,702	709,700	523,409

Salaries, wages and benefits (including equity-based compensation expense of $2,805, $1,331, $6,975 and $3,744, respectively)	168,632	103,789	408,680	298,904
Professional fees	14,878	8,956	36,151	27,294
Supplies	14,062	9,806	34,722	28,017
Rents and leases	3,214	2,656	8,872	7,377
Other operating expenses	31,432	22,345	79,188	59,424
Depreciation and amortization	10,325	4,414	21,696	12,248
Interest expense, net	14,068	9,465	33,505	27,672
Debt extinguishment costs	—	—	—	9,350
Gain on foreign currency derivatives	(1,527)	—	(15,262)	—
Transaction-related expenses	6,239	984	10,834	3,813

Total expenses	261,323	162,415	618,386	474,099

Income from continuing operations before income taxes	33,156	22,287	91,314	49,310
Provision for income taxes	7,703	7,741	30,383	18,439

Income from continuing operations	25,453	14,546	60,931	30,871
Loss from discontinued operations, net of income taxes	(51)	(182)	(20)	(572)

Net income	$25,402	$14,364	$60,911	$30,299

Basic earnings per share:
Income from continuing operations	$0.43	$0.29	$1.14	$0.62
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.29	$1.14	$0.61

Diluted earnings per share:
Income from continuing operations	$0.43	$0.29	$1.13	$0.61
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.29	$1.13	$0.60

Weighted-average shares outstanding:
Basic	59,175	50,040	53,670	49,987
Diluted	59,409	50,343	53,922	50,213

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$25,402	$14,364	$60,911	$30,299
Other comprehensive loss:
Foreign currency translation loss	(36,857)	—	(36,857)	—

Other comprehensive loss	(36,857)	—	(36,857)	—

Comprehensive (loss) income	$(11,455)	$14,364	$24,054	$30,299

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2014	50,071	$501	$461,807	$—	$18,402	$480,710
Common stock issued under stock incentive plans	230	2	568	—	—	570
Common stock withheld for minimum statutory taxes	—	—	(4,047)	—	—	(4,047)
Equity-based compensation expense	—	—	6,975	—	—	6,975
Excess tax benefit from equity awards	—	—	3,779	—	—	3,779
Issuance of common stock, net	8,882	89	374,342	—	—	374,431
Other	—	—	104	—	—	104
Other comprehensive loss	—	—	—	(36,857)	—	(36,857)
Net income	—	—	—	—	60,911	60,911

Balance at September 30, 2014	59,183	$592	$843,528	$(36,857)	$79,313	$886,576

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating activities:
Net income	$60,911	$30,299
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	21,696	12,248
Amortization of debt issuance costs	2,229	1,686
Equity-based compensation expense	6,975	3,744
Deferred income tax expense	4,645	10,545
Loss from discontinued operations, net of taxes	20	572
Debt extinguishment costs	—	9,350
Gain on foreign currency derivatives	(15,262)	—
Other	163	16
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(25,395)	(18,378)
Other current assets	1,322	(5,657)
Other assets	(2,086)	(1,676)
Accounts payable and other accrued liabilities	1,078	2,596
Accrued salaries and benefits	8,972	(2,114)
Other liabilities	3,805	3,538

Net cash provided by continuing operating activities	69,073	46,769
Net cash used in discontinued operating activities	(27)	(541)

Net cash provided by operating activities	69,046	46,228
Investing activities:
Cash paid for acquisitions, net of cash acquired	(722,797)	(135,605)
Cash paid for capital expenditures	(70,680)	(50,678)
Cash paid for real estate acquisitions	(22,247)	(4,676)
Settlement of foreign currency derivatives	15,262	—
Other	(733)	(1,088)

Net cash used in investing activities	(801,195)	(192,047)
Financing activities:
Borrowings on long-term debt	307,500	150,000
Borrowings on revolving credit facility	230,500	27,500
Principal payments on revolving credit facility	(120,000)	(8,000)
Principal payments on long-term debt	(5,625)	(5,625)
Repayment of long-term debt	—	(52,500)
Payment of debt issuance costs	(10,909)	(4,307)
Payment of premium on note redemption	—	(6,759)
Issuance of common stock, net	374,431	—
Common stock withheld for minimum statutory taxes, net	(3,477)	(1,120)
Excess tax benefit from equity awards	3,779	1,265
Cash paid for contingent consideration	(5,000)	—

Net cash provided by financing activities	771,199	100,454

Effect of exchange rate changes on cash	(1,440)	—

Net increase (decrease) in cash and cash equivalents	37,610	(45,365)
Cash and cash equivalents at beginning of the period	4,569	49,399

Cash and cash equivalents at end of the period	$42,179	$4,034

(continued on next page)

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Effect of acquisitions:
Assets acquired, excluding cash	$802,767	$163,706
Liabilities assumed	(78,003)	(16,417)
Prior year deposits paid for acquisitions	(500)	(11,684)
Contingent consideration issued in connection with acquisition	(1,467)	—

Cash paid for acquisitions, net of cash acquired	$722,797	$135,605

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States. At September 30, 2014, the Company operated 76 behavioral healthcare facilities with approximately 5,800 licensed beds in 24 states, the United Kingdom and Puerto Rico.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$25,453	$14,546	$60,931	$30,871
Loss from discontinued operations	(51)	(182)	(20)	(572)

Net income	$25,402	$14,364	$60,911	$30,299

Denominator:
Weighted average shares outstanding for basic earnings per share	59,175	50,040	53,670	49,987
Effect of dilutive instruments	234	303	252	226

Shares used in computing diluted earnings per common share	59,409	50,343	53,922	50,213

Basic earnings per share:
Income from continuing operations	$0.43	$0.29	$1.14	$0.62
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.29	$1.14	$0.61

Diluted earnings per share:
Income from continuing operations	$0.43	$0.29	$1.13	$0.61
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.29	$1.13	$0.60

Approximately 0.5 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive. Approximately 0.7 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the nine months ended September 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

McCallum

On September 3, 2014, the Company acquired for $37.4 million the assets of McCallum Place (“McCallum”), an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas. The Company may make a cash payment under an earn-out agreement of up to $6.0 million, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending October 31, 2015.

Partnerships in Care

On July 1, 2014, the Company acquired Partnerships in Care for cash consideration of $661.7 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. The Company used $300.0 million of proceeds from the July 1, 2014 sale of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”) (described in Note 7), $374.3 million of proceeds from the June 2014 sale of Acadia common stock (described in Note 8) and borrowings under the Company’s Amended and Restated Senior Secured Credit Facility to fund the acquisition. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds.

Pacific Grove

On January 1, 2014, the Company acquired the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

2013 Acquisitions

On December 1, 2013, the Company acquired the assets of Cascade Behavioral Hospital (“Cascade”). On October 1, 2013, the Company acquired the assets of Longleaf Hospital (“Longleaf”). On August 1, 2013, the Company acquired The Refuge, a Healing Place (“The Refuge”). On May 1, 2013, the Company acquired two facilities from United Medical Corporation (the “UMC Facilities”). On January 31, 2013, the Company acquired DMC-Memphis, Inc. d/b/a Delta Medical Center (“Delta”). On January 1, 2013, the Company acquired the assets of Greenleaf Center (“Greenleaf”).

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with the acquisitions completed in 2014 and 2013 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of McCallum, Partnerships in Care, Pacific Grove, and Cascade. The assumed liabilities of Partnerships in Care include a pension liability under a frozen noncontributory defined benefit pension plan (with an estimated unfunded obligation of approximately $6.3 million), which the Company expects to fund based upon actuarial assumptions and estimates (which are subject to periodic adjustment). The Company expects to finalize its analyses as the necessary information becomes available to complete the measurement process. Once finalized, the Company will adjust the application of the acquisition method of accounting to reflect its final valuations.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the nine months ended September 30, 2014 in connection with the McCallum, Partnerships in Care and Pacific Grove acquisitions were as follows (in thousands):

	Partnerships in Care	Other	Total
Cash	$11,674	$—	$11,674
Accounts receivable	7,684	2,072	9,756
Prepaid expenses and other current assets	13,570	169	13,739
Property and equipment	610,477	11,565	622,042
Goodwill	117,297	31,586	148,883
Intangible assets	651	204	855
Other assets	4,268	3,224	7,492

Total assets acquired	765,621	48,820	814,441
Accounts payable	3,958	93	4,051
Accrued salaries and benefits	10,422	—	10,422
Other accrued expenses	6,206	840	7,046
Deferred tax liabilities – noncurrent	50,182	—	50,182
Other liabilities	6,302	—	6,302

Total liabilities assumed	77,070	933	78,003

Net assets acquired	$688,551	$47,887	$736,438

The fair values of assets acquired and liabilities assumed during 2013, at the corresponding acquisition dates, were as follows (in thousands):

	UMC Facilities	Other	Total
Cash	$52	$873	$925
Accounts receivable	4,961	5,840	10,801
Prepaid expenses and other current assets	691	3,062	3,753
Property and equipment	22,347	42,672	65,019
Goodwill	67,589	37,619	105,208
Intangible assets	1,505	1,910	3,415
Other assets	4,712	29	4,741

Total assets acquired	101,857	92,005	193,862
Accounts payable	1,535	7,487	9,022
Accrued salaries and benefits	588	3,079	3,667
Other accrued expenses	315	2,289	2,604
Other liabilities	—	2,360	2,360

Total liabilities assumed	2,438	15,215	17,653

Net assets acquired	$99,419	$76,790	$176,209

Other

The qualitative factors comprising the goodwill acquired through September 30, 2104 in the McCallum, Partnerships in Care, Pacific Grove, Cascade, Longleaf, The Refuge, the UMC Facilities, Delta and Greenleaf acquisitions (collectively the “2013 and 2014 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Legal, accounting and other costs	$5,935	$841	$10,071	$2,644
Severance and contract termination costs	304	143	763	1,169

	$6,239	$984	$10,834	$3,813

Pro Forma Information

The condensed consolidated statements of income for the three and nine months ended September 30, 2014 include revenue of $117.1 million and $184.7 million, respectively, and income from continuing operations before income taxes of $12.2 million and $16.9 million, respectively, related to acquisitions completed in 2014 and 2013. The condensed consolidated statements of income for the three and nine months ended September 30, 2013 include revenue of $24.3 million and $52.5 million, respectively, and income (loss) from continuing operations before income taxes of $0.9 million and $(1.4) million, respectively, related to acquisitions completed in 2013.

The following table provides certain pro forma financial information for the Company as if the 2013 and 2014 Acquisitions had occurred as of January 1, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$296,479	$261,409	$860,151	$764,605

Income from continuing operations, before income taxes	$33,406	$12,044	$64,607	$19,707

4.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,225)	$(910)
Non-compete agreements	1,247	1,247	(1,121)	(1,021)

	3,347	3,347	(2,346)	(1,931)
Intangible assets not subject to amortization:
Licenses and accreditations	9,211	8,391	—	—
Trade names	3,000	3,000	—	—
Certificates of need	8,409	7,761	—	—

	20,620	19,152	—	—

Total	$23,967	$22,499	$(2,346)	$(1,931)

In connection with the Pacific Grove acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million. In connection with the Partnerships in Care acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.7 million.

In connection with the Greenleaf acquisition, the Company acquired a certificate of need with a fair value of $0.6 million. In connection with the Delta acquisition, the Company acquired intangible assets with a fair value of $0.8 million consisting of licenses and accreditations of $0.2 million and a certificate of need of $0.6 million. In connection with the UMC Facilities’ acquisition, the Company acquired intangible assets with a fair value of $1.5 million consisting of licenses and accreditations of $0.2 million and certificates of need of $1.3 million. In connection with the Longleaf acquisition, the Company acquired a license and accreditation intangible asset with a fair value of $0.2 million. In connection with the Cascade acquisition, the Company acquired a certificate of need with a fair value of $0.3 million. The Company incurred and capitalized $0.4 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively, related to costs to obtain certificates of need.

The non-compete agreements are being amortized on a straight-line basis over the term of the agreements. The contract intangible is amortized on a straight-line basis over the estimated five-year term of the related contract.

Amortization expense related to definite-lived intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is $0.5 million, $0.5 million, $0.4 million, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Land	$132,114	$58,947
Building and improvements	829,078	259,523
Equipment	69,538	36,742
Construction in progress	45,885	44,186

	1,076,615	399,398
Less accumulated depreciation	(50,237)	(29,289)

Property and equipment, net	$1,026,378	$370,109

6.	Discontinued Operations

In June 2012, the Company disposed of its PsychSolutions facility located in Miami, Florida and recognized a pretax loss on disposal of $0.2 million, which had been included in loss from discontinued operations on the consolidated statements of income. The results of operations of this facility has been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Loss from discontinued operations, net of income taxes	$(51)	$(182)	$(20)	$(572)

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Amended and Restated Senior Credit Facility:
Senior Secured Term Loans	$294,375	$292,500
Senior Secured Revolving Line of Credit	164,000	53,500
12.875% Senior Notes due 2018	96,366	96,216
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	—
9.0% and 9.5% Revenue Bonds	24,581	24,920

	1,029,322	617,136
Less: current portion	(13,320)	(15,195)

Long-term debt	$1,016,002	$601,941

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

On June 16, 2014, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended and Restated Credit Agreement. The Fifth Amendment specifically permitted the Company’s acquisition of Partnerships in Care, gave the Company the ability to incur a tranche of term loan B debt in the future through its incremental credit facility, and modified certain of the restrictive covenants on miscellaneous investments and incurrence of miscellaneous liens. The restrictive covenants on investments in joint ventures and foreign subsidiaries were also amended such that the Company may now invest, in any given fiscal year, up to five percent (5%) of its total assets in both joint ventures and foreign subsidiaries, respectively; provided that the aggregate amount of investments in both joint ventures and foreign subsidiaries, respectively, may not exceed ten percent (10%) of its total assets over the life of the Amended and Restated Senior Credit Facility; provided further that the aggregate amount of investments made in both joint ventures and foreign subsidiaries collectively pursuant to the foregoing may not exceed fifteen percent (15%) of its total assets. Finally, the Fifth Amendment provided increased flexibility to the Company in terms of its financial covenants.

The Company had $135.6 million of availability under the revolving line of credit as of September 30, 2014. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for September 30, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $20,000,000 of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2014. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2014, borrowings under the Senior Secured Credit Facility bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through September 30, 2014. The Amended and Restated Senior Credit Facility matures on February 13, 2019.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of September 30, 2014, the Company was in compliance with such covenants.

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

On March 12, 2013, the Company redeemed $52.5 million in principal amount of the 12.875% Senior Notes using a portion of the net proceeds of its December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

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

The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2014 and December 31, 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of September 30, 2014, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,664,749 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $2.8 million and $1.3 million in equity-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $7.0 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $33.6 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years.

As of September 30, 2014, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.1 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $2.8 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended September 30, 2014 and 2013 was $0.3 million and $0.1 million, respectively. The actual tax benefit realized from stock options exercised during the nine months ended September 30, 2014 and 2013 was $3.8 million and $1.3 million, respectively.

Stock option activity during 2013 and 2014 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	555,097	$13.13	7.53	$5,632
Options granted	411,800	30.55	9.30	2,059
Options exercised	(126,662)	9.36	N/A	2,803
Options cancelled	(41,426)	23.50	N/A	N/A

Options outstanding at December 31, 2013	798,809	21.93	8.20	10,700
Options granted	218,263	49.68	9.26	97
Options exercised	(182,888)	15.31	N/A	4,994
Options cancelled	(55,889)	33.65	N/A	N/A

Options outstanding at September 30, 2014	778,295	31.92	8.01	14,349

Options exercisable at December 31, 2013	133,647	$11.15	4.81	$3,472

Options exercisable at September 30, 2014	118,008	$29.04	5.42	$3,840

Restricted stock activity during 2013 and 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	318,063	$15.73
Granted	290,845	31.31
Cancelled	(53,056)	21.27
Vested	(94,155)	15.52

Unvested at December 31, 2013	461,697	$24.96
Granted	456,384	48.89
Cancelled	(68,769)	36.00
Vested	(113,376)	23.84

Unvested at September 30, 2014	735,936	$38.95

Restricted stock unit activity during 2013 and 2014 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at December 31, 2013	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at September 30, 2014	125,113	$38.73

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2014 and year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Weighted average grant-date fair value of options	$17.80	$11.62
Risk-free interest rate	1.7%	1.0%
Expected volatility	36%	40%
Expected life (in years)	5.5	5.5

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

The provision for income taxes for continuing operations for the three months ended September 30, 2014 and 2013 reflects effective tax rates of 23.2% and 34.7%, respectively. The provision for income taxes for continuing operations for the nine months ended September 30, 2014 and 2013 reflects effective tax rates of 33.3% and 37.4%, respectively. The decrease in the tax rate for the three and nine months ended September 30, 2014 was primarily attributable to the Company’s acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

11.	Derivatives

The Company entered into two foreign currency forward contracts in June 2014 in connection with the Partnerships in Care acquisition. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP on July 1, 2014. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, gains associated with changes in fair value of $1.5 million and $15.3 million for the three and nine months ended September 30, 2014, respectively, have been recorded in the consolidated statements of income. The final fair value of the foreign currency forward contracts settled on July 1, 2014.

12.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 9.0% and 9.5% Revenue Bonds, contingent consideration liability and foreign currency derivatives as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Amended and Restated Senior Credit Facility	$458,375	$346,000	$458,375	$346,000
12.875% Senior Notes due 2018	$96,366	$96,216	$111,881	$118,706
6.125% Senior Notes due 2021	$150,000	$150,000	$152,625	$155,625
5.125% Senior Notes due 2022	$300,000	—	$290,250	—
9.0% and 9.5% Revenue Bonds	$24,581	$24,920	$24,581	$24,920
Contingent consideration liabilities	$3,467	$6,500	$3,467	$6,500

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liabilities at September 30, 2014 were categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liabilities were valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the nine months ended September 30, 2014, the Company changed its projections of the timing of future payments for the Park Royal contingent consideration liability. This change resulted in a $0.5 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of income. During the nine months ended September 30, 2014, the Company paid $5.0 million of the estimated $7.0 million Park Royal contingent consideration liability due to the facility achieving certain earnings targets. The Company may make a cash earn-out payment of up to $6.0 million, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending October 31, 2015.

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

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09’s core principal is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Management is evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements.

15.	Subsequent Events

On October 29, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Copper Acquisition Co., Inc., a newly formed Delaware corporation wholly owned by the Company (the “Merger Subsidiary”), and CRC Health Group, Inc., a Delaware corporation (“CRC”), pursuant to which, among other things, the Merger Subsidiary will be merged with and into CRC with CRC surviving as a wholly owned subsidiary of the Company (the “Merger”). CRC is a leading provider of treatment services related to substance abuse, troubled youth, and other addiction diseases and behavioral disorders. At September 30, 2014, CRC operated 120 facilities in 30 states.

Pursuant to the Merger Agreement, among other things, at the effective time of the Merger (i) the Company will issue up to 6.3 million shares of the Company’s common stock, $0.01 par value per share, in the aggregate to certain holders of CRC common stock in exchange therefor; (ii) all other CRC securities and the equity awards of CRC will be cancelled and the holder of such other securities and equity awards will be entitled to receive an amount in cash in exchange therefor based on the market value of the Company’s common stock, and (iii) all outstanding indebtedness of CRC will be repaid. The estimated aggregate consideration to be paid by the Company under the Merger Agreement is approximately $1.175 billion (of which a portion will be used for the repayment of net indebtedness of CRC and its subsidiaries at the closing of the Merger).

16.	Segment Information

The Company operates in one line of business, which is operating inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the U.S. Facilities) and its facilities in the United Kingdom (the U.K. Facilities) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At September 30, 2014, the U.S. Facilities included 53 behavioral healthcare facilities with over 4,500 licensed beds in 24 states and Puerto Rico, and the U.K. Facilities included 23 behavioral healthcare facilities with over 1,200 licensed beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30, 2014
	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Revenue	$217,427	$76,026	$1,026	$294,479

Segment EBITDA (1)	53,814	20,253	(9,001)	65,066
Plus (less):
Equity-based compensation expense	—	—	(2,805)	(2,805)
Gain on foreign currency derivatives	—	—	1,527	1,527
Transaction-related expenses	—	(811)	(5,428)	(6,239)
Interest expense, net	(517)	(9,451)	(4,100)	(14,068)
Depreciation and amortization	(5,475)	(4,094)	(756)	(10,325)

Income (loss) from continuing operations before income taxes	$47,822	$5,897	$(20,563)	$33,156

	Three Months Ended September 30, 2013
	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Revenue	$184,071	$—	$631	$184,702

Segment EBITDA (1)	45,115	—	(6,634)	38,481
Plus (less):
Equity-based compensation expense	—	—	(1,331)	(1,331)
Transaction-related expenses	—	—	(984)	(984)
Interest expense, net	(926)	—	(8,539)	(9,465)
Depreciation and amortization	(3,727)	—	(687)	(4,414)

Income (loss) from continuing operations before income taxes	$40,462	$—	$(18,175)	$22,287

	Nine Months Ended September 30, 2014
	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Revenue	$630,825	$76,026	$2,849	$709,700

Segment EBITDA (1)	154,377	20,253	(25,568)	149,062
Plus (less):
Equity-based compensation expense	—	—	(6,975)	(6,975)
Gain on foreign currency derivatives	—	—	15,262	15,262
Transaction-related expenses	—	(811)	(10,023)	(10,834)
Interest expense, net	(1,665)	(9,451)	(22,389)	(33,505)
Depreciation and amortization	(15,381)	(4,094)	(2,221)	(21,696)

Income (loss) from continuing operations before income taxes	$137,331	$5,897	$(51,914)	$91,314

	Nine Months Ended September 30, 2013
	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Revenue	$521,368	$—	$2,041	$523,409

Segment EBITDA (1)	126,017	—	(19,880)	106,137
Plus (less):
Equity-based compensation expense	—	—	(3,744)	(3,744)
Debt extinguishment costs	—	—	(9,350)	(9,350)
Transaction-related expenses	—	—	(3,813)	(3,813)
Interest expense, net	(2,114)	—	(25,558)	(27,672)
Depreciation and amortization	(10,375)	—	(1,873)	(12,248)

Income (loss) from continuing operations before income taxes	$113,528	$—	$(64,218)	$49,310

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2014	$661,549	$—	$—	$661,549
Increase from 2014 acquisitions	31,586	117,297	—	148,883
Foreign currency translation loss	—	(6,199)	—	(6,199)
Other	414	—	—	414

Balance at September 30, 2014	$693,549	$111,098	$—	$804,647

	September 30, 2014	December 31, 2013
Assets:
U.S. Facilities	$1,291,961	$1,155,813
U.K. Facilities	743,288	—
Corporate and Other	105,219	68,846

	$2,140,468	$1,224,659

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, debt extinguishment costs, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

17.	Partnerships in Care Pension Plan

As part of the acquisition of Partnerships in Care on July 1, 2014, the Company assumed a frozen noncontributory defined benefit retirement plan (“Partnerships in Care Pension Plan”) covering substantially all of the employees of Partnerships in Care and its subsidiaries prior to May 1, 2005. The benefits under the Partnerships in Care Pension Plan are primarily based on years of service and final average earnings.

The Partnerships in Care Pension Plan pension liability was $6.3 million as of July 1, 2014. The fair value of the liabilities and assets as of September 30, 2014 were approximately $62.8 million and $57.0 million, respectively.

The following table summarizes changes in the Partnerships in Care Pension Plan pension liability (in thousands):

Pension liability at July 1, 2014	$6,302
Employer contributions	(1,097)
Net pension benefit expense	897
Foreign currency translation loss	(327)

Pension liability at September 30, 2014	$5,775

A pension liability of $5.8 million is recorded within other liabilities on the consolidated balance sheet as of September 30, 2014.

18.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes, 6.125% Senior Notes and 5.125% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$10,421	$31,758	$—	$42,179
Accounts receivable, net	—	111,706	18,547	—	130,253
Deferred tax assets	—	18,894	888	—	19,782
Other current assets	—	31,772	5,854	—	37,626

Total current assets	—	172,793	57,047	—	229,840
Property and equipment, net	—	412,958	613,420	—	1,026,378
Goodwill	—	596,214	208,433	—	804,647
Intangible assets, net	—	19,015	2,606	—	21,621
Deferred tax assets – noncurrent	3,347	—	16,916	(4,330)	15,933
Investment in subsidiaries	1,693,275	—	—	(1,693,275)	—
Other assets	204,562	17,926	2,321	(182,760)	42,049

Total assets	$1,901,184	$1,218,906	$900,743	$(1,880,365)	$2,140,468

Current liabilities:
Current portion of long-term debt	$13,125	$—	$195	$—	$13,320
Accounts payable	—	34,774	8,486	—	43,260
Accrued salaries and benefits	—	42,515	13,698	—	56,213
Other accrued liabilities	9,867	12,620	7,260	—	29,747

Total current liabilities	22,992	89,909	29,639	—	142,540
Long-term debt	991,616	—	207,146	(182,760)	1,016,002
Deferred tax liabilities – noncurrent	—	19,512	49,589	(4,330)	64,771
Other liabilities	—	24,361	6,218	—	30,579

Total liabilities	1,014,608	133,782	292,592	(187,090)	1,253,892

Total equity	886,576	1,085,124	608,151	(1,693,275)	886,576

Total liabilities and equity	$1,901,184	$1,218,906	$900,743	$(1,880,365)	$2,140,468

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$212,376	$90,625	$—	$303,001
Provision for doubtful accounts	—	(7,444)	(1,078)	—	(8,522)

Revenue	—	204,932	89,547	—	294,479
Salaries, wages and benefits	2,805	117,261	48,566	—	168,632
Professional fees	—	9,816	5,062	—	14,878
Supplies	—	10,784	3,278	—	14,062
Rents and leases	—	2,419	795	—	3,214
Other operating expenses	—	18,979	12,453	—	31,432
Depreciation and amortization	—	5,874	4,451	—	10,325
Interest expense, net	4,096	6,439	3,533	—	14,068
Gain on foreign currency derivatives	(1,527)	—	—	—	(1,527)
Transaction-related expenses	—	5,428	811	—	6,239

Total expenses	5,374	177,000	78,949	—	261,323
(Loss) income from continuing operations before income taxes	(5,374)	27,932	10,598	—	33,156
Equity in earnings of subsidiaries	28,607	—	—	(28,607)	—
Provision for income taxes	(2,169)	12,517	(2,645)	—	7,703

Income (loss) from continuing operations	25,402	15,415	13,243	(28,607)	25,453
Loss from discontinued operations, net of income taxes	—	(51)	—	—	(51)

Net income (loss)	$25,402	$15,364	$13,243	$(28,607)	$25,402

Other comprehensive loss:
Foreign currency translation loss	—	—	(36,857)	—	(36,857)

Other comprehensive loss	—	—	(36,857)	—	(36,857)

Comprehensive income (loss)	$25,402	$15,364	$(23,614)	$(28,607)	$(11,455)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$179,560	$11,014	$—	$190,574
Provision for doubtful accounts	—	(5,660)	(212)	—	(5,872)

Revenue	—	173,900	10,802	—	184,702
Salaries, wages and benefits	1,331	98,166	4,292	—	103,789
Professional fees	—	7,954	1,002	—	8,956
Supplies	—	9,170	636	—	9,806
Rents and leases	—	2,394	262	—	2,656
Other operating expenses	—	19,896	2,449	—	22,345
Depreciation and amortization	—	4,072	342	—	4,414
Interest expense, net	8,542	—	923	—	9,465
Transaction-related expenses	—	984	—	—	984

Total expenses	9,873	142,636	9,906	—	162,415
(Loss) income from continuing operations before income taxes	(9,873)	31,264	896	—	22,287
Equity in earnings of subsidiaries	21,087	—	—	(21,087)	—
Provision for income taxes	(3,150)	10,680	211	—	7,741

Income (loss) from continuing operations	14,364	20,584	685	(21,087)	14,546
Loss from discontinued operations, net of income taxes	—	(182)	—	—	(182)

Net income (loss)	$14,364	$20,402	$685	$(21,087)	$14,364

Comprehensive income (loss)	$14,364	$20,402	$685	$(21,087)	$14,364

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$612,801	$116,983	$—	$729,784
Provision for doubtful accounts	—	(17,908)	(2,176)	—	(20,084)

Revenue	—	594,893	114,807	—	709,700
Salaries, wages and benefits	6,975	342,890	58,815	—	408,680
Professional fees	—	28,760	7,391	—	36,151
Supplies	—	30,137	4,585	—	34,722
Rents and leases	—	7,527	1,345	—	8,872
Other operating expenses	—	62,579	16,609	—	79,188
Depreciation and amortization	—	16,540	5,156	—	21,696
Interest expense, net	22,409	6,439	4,657	—	33,505
Gain on foreign currency derivatives	(15,262)	—	—	—	(15,262)
Transaction-related expenses	—	10,023	811	—	10,834

Total expenses	14,122	504,895	99,369	—	618,386
(Loss) income from continuing operations before income taxes	(14,122)	89,998	15,438	—	91,314
Equity in earnings of subsidiaries	69,446	—	—	(69,446)	—
Provision for income taxes	(5,587)	36,766	(796)	—	30,383

Income (loss) from continuing operations	60,911	53,232	16,234	(69,446)	60,931
Loss from discontinued operations, net of income taxes	—	(20)	—	—	(20)

Net income (loss)	$60,911	$53,212	$16,234	$(69,446)	$60,911

Other comprehensive loss:
Foreign currency translation loss	—	—	(36,857)	—	(36,857)

Other comprehensive loss	—	—	(36,857)	—	(36,857)

Comprehensive income (loss)	$60,911	$53,212	$(20,623)	$(69,446)	$24,054

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$516,467	$22,763	$—	$539,230
Provision for doubtful accounts	—	(14,932)	(889)	—	(15,821)

Revenue	—	501,535	21,874	—	523,409
Salaries, wages and benefits	3,744	285,760	9,400	—	298,904
Professional fees	—	25,447	1,847	—	27,294
Supplies	—	26,718	1,299	—	28,017
Rents and leases	—	6,872	505	—	7,377
Other operating expenses	—	53,922	5,502	—	59,424
Depreciation and amortization	—	11,379	869	—	12,248
Interest expense, net	25,570	—	2,102	—	27,672
Debt extinguishment costs	9,350	—	—	—	9,350
Transaction-related expenses	—	3,813	—	—	3,813

Total expenses	38,664	413,911	21,524	—	474,099
(Loss) income from continuing operations before income taxes	(38,664)	87,624	350	—	49,310
Equity in earnings of subsidiaries	54,340	—	—	(54,340)	—
Provision for income taxes	(14,623)	33,143	(81)	—	18,439

Income (loss) from continuing operations	30,299	54,481	431	(54,340)	30,871
Loss from discontinued operations, net of income taxes	—	(572)	—	—	(572)

Net income (loss)	$30,299	$53,909	$431	$(54,340)	$30,299

Comprehensive income (loss)	$30,299	$53,909	$431	$(54,340)	$30,299

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$60,911	$53,212	$16,234	$(69,446)	$60,911
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(69,446)	—	—	69,446	—
Depreciation and amortization	—	16,540	5,156	—	21,696
Amortization of debt issuance costs	1,891	—	338	—	2,229
Equity-based compensation expense	6,975	—	—	—	6,975
Deferred income tax expense	(754)	3,218	2,181	—	4,645
Loss from discontinued operations, net of taxes	—	20	—	—	20
Gain on foreign currency derivatives	(15,262)	—	—	—	(15,262)
Other	—	134	29	—	163
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(23,347)	(2,048)	—	(25,395)
Other current assets	—	1,067	255	—	1,322
Other assets	165	(2,086)	—	(165)	(2,086)
Accounts payable and other accrued liabilities	—	(2,752)	3,830	—	1,078
Accrued salaries and benefits	—	6,546	2,426	—	8,972
Other liabilities	—	3,549	256	—	3,805

Net cash (used in) provided by continuing operating activities	(15,520)	56,101	28,657	(165)	69,073
Net cash used in discontinued operating activities	—	(27)	—	—	(27)

Net cash (used in) provided by operating activities	(15,520)	56,074	28,657	(165)	69,046
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(722,797)	—	—	(722,797)
Cash paid for capital expenditures	—	(60,223)	(10,457)	—	(70,680)
Cash paid for real estate acquisitions	—	(22,247)	—	—	(22,247)
Settlement of foreign currency derivatives	15,262	—	—	—	15,262
Other	—	(733)	—	—	(733)

Net cash used in investing activities	15,262	(806,000)	(10,457)	—	(801,195)
Financing activities:
Borrowings on long-term debt	307,500	—	—	—	307,500
Borrowings on revolving credit facility	230,500	—	—	—	230,500
Principal payments on revolving credit facility	(120,000)	—	—	—	(120,000)
Principal payments on long-term debt	(5,625)	—	(165)	165	(5,625)
Payment of debt issuance costs	(10,909)	—	—	—	(10,909)
Issuance of common stock, net	374,431	—	—	—	374,431
Common stock withheld for minimum statutory taxes, net	(3,477)	—	—	—	(3,477)
Excess tax benefit from equity awards	3,779	—	—	—	3,779
Cash paid for contingent consideration	—	(5,000)	—	—	(5,000)
Cash (used in) provided by intercompany activity	(775,941)	765,347	8,669	1,925	—

Net cash provided by financing activities	258	760,347	8,504	2,090	771,199

Effect of exchange rate changes on cash	—	—	(1,440)	—	(1,440)

Net increase in cash and cash equivalents	—	10,421	25,264	1,925	37,610
Cash and cash equivalents at beginning of the period	—	—	6,494	(1,925)	4,569

Cash and cash equivalents at end of the period	$—	$10,421	$31,758	$—	$42,179

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$30,299	$53,909	$431	$(54,340)	$30,299
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(54,340)	—	—	54,340	—
Depreciation and amortization	—	11,379	869	—	12,248
Amortization of debt issuance costs	1,686	—	—	—	1,686
Equity-based compensation expense	3,744	—	—	—	3,744
Deferred income tax expense	(70)	10,797	(182)	—	10,545
Loss from discontinued operations, net of taxes	—	572	—	—	572
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	16	—	—	16
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(18,920)	542	—	(18,378)
Other current assets	—	(5,638)	(19)	—	(5,657)
Other assets	—	(1,676)	—	—	(1,676)
Accounts payable and other accrued liabilities	—	2,763	(167)	—	2,596
Accrued salaries and benefits	—	(2,307)	193	—	(2,114)
Other liabilities	—	7,693	(4,155)	—	3,538

Net cash (used in) provided by continuing operating activities	(9,331)	58,588	(2,488)	—	46,769
Net cash used in discontinued operating activities	—	(541)	—	—	(541)

Net cash (used in) provided by operating activities	(9,331)	58,047	(2,488)	—	46,228
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(135,605)	—	—	(135,605)
Cash paid for capital expenditures	—	(50,378)	(300)	—	(50,678)
Cash paid for real estate acquisitions	—	(4,676)	—	—	(4,676)
Other	—	(1,088)	—	—	(1,088)

Net cash used in investing activities	—	(191,747)	(300)	—	(192,047)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Borrowings on revolving credit facility	27,500	—	—	—	27,500
Principal payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Principal payments on long-term debt	(5,625)	—	—	—	(5,625)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,307)	—	—	—	(4,307)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Common stock withheld for minimum statutory taxes, net	(1,120)	—	—	—	(1,120)
Excess tax benefit from equity awards	1,265	—	—	—	1,265
Cash (used in) provided by intercompany activity	(91,123)	84,393	8,046	(1,316)	—

Net cash provided by (used in) financing activities	9,331	84,393	8,046	(1,316)	100,454

Net (decrease) increase in cash and cash equivalents	—	(49,307)	5,258	(1,316)	(45,365)
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$—	$5,350	$(1,316)	$4,034

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	our ability to close our planned acquisition of CRC in a timely manner or at all;

•	our ability to obtain the necessary financing for the CRC acquisition on anticipated terms or at all;

•	our ability to amend our existing senior secured credit facility on time, on currently anticipated terms, or at all;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Partnerships in Care and CRC acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the United Kingdom and adapt to the regulatory and business environment in the United Kingdom;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Partnerships in Care facilities on payments received from the National Health Service in the United Kingdom;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States and the United Kingdom on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the United States and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the United Kingdom for Partnerships in Care);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of our equity sponsor’s rights over certain company matters;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop inpatient behavioral healthcare facilities and improve our operating results within our inpatient facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2014, we operated 76 behavioral healthcare facilities with approximately 5,800 licensed beds in 24 states, the United Kingdom and Puerto Rico. During the nine months ended September 30, 2014, we acquired 25 facilities and added 268 new beds to our existing facilities. We expect to add approximately 400 total beds for the year ending December 31, 2014 (exclusive of acquisitions).

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

Acquisitions

On September 3, 2014, we acquired for $37.4 million the assets of McCallum, an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas. The Company may make a cash payment under an earn-out agreement of up to $6.0 million, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending October 31, 2015.

On July 1, 2014, we completed the acquisition of Partnerships in Care for cash consideration of $661.7 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. The Company used $300.0 million of proceeds from the offering of the 5.125% Senior Notes completed on July 1, 2014, $374.3 million of proceeds from the June 2014 sale of Acadia common stock and borrowings under the Company’s Amended and Restated Senior Secured Credit Facility to fund the acquisition. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds.

On January 1, 2014, we completed the acquisition of the assets of Pacific Grove, an inpatient psychiatric facility with 68 licensed beds located in Riverside, California, for cash consideration of $10.5 million.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) the National Health Service (“NHS”) in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Self-Pay	$6,295	2.1%	$7,994	4.2%	$19,509	2.7%	$16,444	3.0%
Commercial	60,698	20.0%	47,309	24.8%	175,312	24.0%	135,703	25.2%
Medicare	56,078	18.5%	44,160	23.2%	150,345	20.6%	115,461	21.4%
Medicaid	97,115	32.1%	87,573	45.9%	290,431	39.8%	259,963	48.2%
Other	7,916	2.6%	3,538	1.9%	19,288	2.6%	11,659	2.2%
NHS	74,899	24.7%	—	—	74,899	10.3%	—	—

Revenue before provision for doubtful accounts	303,001	100.0%	190,574	100.0%	729,784	100.0%	539,230	100.0%
Provision for doubtful accounts	(8,522)		(5,872)		(20,084)		(15,821)

Revenue	$294,479		$184,702		$709,700		$523,409

The following tables present a summary of our aging of accounts receivable as of September 30, 2014 and December 31, 2013:

September 30, 2014

	Current	30-90	90-150	>150	Total
Self-Pay	1.2%	1.8%	2.1%	5.1%	10.2%
Commercial	15.4%	5.5%	2.6%	3.2%	26.7%
Medicare	17.6%	3.5%	1.6%	2.8%	25.5%
Medicaid	23.3%	5.2%	2.1%	2.0%	32.6%
NHS	1.8%	1.7%	—	—	3.5%
Other	0.8%	0.2%	0.2%	0.3%	1.5%

Total	60.1%	17.9%	8.6%	13.4%	100.0%

December 31, 2013

	Current	30-90	90-150	>150	Total
Self-Pay	2.4%	2.5%	2.6%	4.8%	12.3%
Commercial	14.7%	7.0%	2.6%	2.6%	26.9%
Medicare	18.1%	5.1%	2.1%	4.0%	29.3%
Medicaid	21.1%	5.5%	2.0%	2.2%	30.8%
Other	0.2%	0.1%	0.1%	0.3%	0.7%

Total	56.5%	20.2%	9.4%	13.9%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$303,001		$190,574		$729,784		$539,230
Provision for doubtful accounts	(8,522)		(5,872)		(20,084)		(15,821)

Revenue	294,479	100.0%	184,702	100.0%	709,700	100.0%	523,409	100.0%
Salaries, wages and benefits	168,632	57.2%	103,789	56.2%	408,680	57.6%	298,904	57.1%
Professional fees	14,878	5.0%	8,956	4.9%	36,151	5.1%	27,294	5.2%
Supplies	14,062	4.8%	9,806	5.3%	34,722	4.9%	28,017	5.4%
Rents and leases	3,214	1.1%	2,656	1.4%	8,872	1.2%	7,377	1.4%
Other operating expenses	31,432	10.7%	22,345	12.1%	79,188	11.2%	59,424	11.4%
Depreciation and amortization	10,325	3.5%	4,414	2.4%	21,696	3.1%	12,248	2.3%
Interest expense	14,068	4.8%	9,465	5.1%	33,505	4.7%	27,672	5.3%
Gain on foreign currency derivatives	(1,527)	(0.5)%	—	—	(15,262)	(2.2)%	—	—
Debt extinguishment costs	—	—	—	—	—	—	9,350	1.8%
Transaction-related expenses	6,239	2.1%	984	0.5%	10,834	1.5%	3,813	0.7%

Total expenses	261,323	88.7%	162,415	87.9%	618,386	87.1%	474,099	90.6%

Income from continuing operations before income taxes	33,156	11.3%	22,287	12.1%	91,314	12.9%	49,310	9.4%
Provision for income taxes	7,703	2.6%	7,741	4.2%	30,383	4.3%	18,439	3.5%

Income from continuing operations	$25,453	8.7%	$14,546	7.9%	$60,931	8.6%	$30,871	5.9%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $112.4 million, or 59.0%, to $303.0 million for the three months ended September 30, 2014 from $190.6 million for the three months ended September 30, 2013. The increase related primarily to revenue generated during the three months ended September 30, 2014 from the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility revenue before provision for doubtful accounts increased by $19.8 million, or 10.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily resulting from same-facility growth in patient days of 11.2%. Consistent with the same-facility patient day growth in 2013, the growth in same-facility patient days for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $8.5 million for the three months ended September 30, 2014, or 2.8% of revenue before provision for doubtful accounts, compared to $5.9 million for the three months ended September 30, 2013, or 3.1% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $7.4 million for the three months ended September 30, 2014, or 3.5% of revenue before provision for doubtful accounts, compared to $5.9 million for the three months ended September 30, 2013, or 3.1% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $168.6 million for the three months ended September 30, 2014 compared to $103.8 million for the three months ended September 30, 2013, an increase of $64.8 million. SWB expense included $2.8 million and $1.3 million of equity-based compensation expense for the three months ended September 30, 2014 and 2013, respectively. Excluding equity-based compensation expense, SWB expense was $165.8 million, or 56.3% of revenue, for the three months ended September 30, 2014, compared to $102.5 million, or 55.5% of revenue, for the three months ended September 30, 2013. The $63.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility SWB expense was $105.4 million for the three months ended September 30, 2014, or 52.1% of revenue, compared to $97.2 million for the three months ended September 30, 2013, or 52.8% of revenue.

Professional fees. Professional fees were $14.9 million for the three months ended September 30, 2014, or 5.0% of revenue, compared to $9.0 million for the three months ended September 30, 2013, or 4.9% of revenue. The $5.9 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility professional fees were $9.0 million for the three months ended September 30, 2014, or 4.4% of revenue, compared to $7.6 million, for the three months ended September 30, 2013, or 4.1% of revenue.

Supplies. Supplies expense was $14.1 million for the three months ended September 30, 2014, or 4.8% of revenue, compared to $9.8 million for the three months ended September 30, 2013, or 5.3% of revenue. The $4.3 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility supplies expense was $10.7 million for the three months ended September 30, 2014, or 5.3% of revenue, compared to $9.8 million for the three months ended September 30, 2013, or 5.3% of revenue.

Rents and leases. Rents and leases were $3.2 million for the three months ended September 30, 2014, or 1.1% of revenue, compared to $2.7 million for the three months ended September 30, 2013, or 1.4% of revenue. The $0.5 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility rents and leases were $2.5 million for the three months ended September 30, 2014, or 1.2% of revenue, compared to $2.6 million for the three months ended September 30, 2013, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $31.4 million for the three months ended September 30, 2014, or 10.7% of revenue, compared to $22.3 million for the three months ended September 30, 2013, or 12.1% of revenue. The $9.1 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility other operating expenses were $22.6 million for the three months ended September 30, 2014, or 11.2% of revenue, compared to $21.8 million for the three months ended September 30, 2013, or 11.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $10.3 million for the three months ended September 30, 2014, or 3.5% of revenue, compared to $4.4 million for the three months ended September 30, 2013, or 2.4% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2013 and 2014 and real estate acquired as part of the 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $14.1 million for the three months ended September 30, 2014 compared to $9.5 million for the three months ended September 30, 2013. The increase in interest expense was primarily a result of the issuance of the 5.125% Senior Notes on July 1, 2014.

Gain on foreign currency derivatives. In connection with the acquisition of Partnerships in Care, the Company entered into foreign currency forward contracts in June 2014 in order to fix the exchange rate applicable to the payment of the purchase price on July 1, 2014. Favorable exchange rate changes resulted in an increase in the fair value of the forward contracts and a gain on foreign currency derivatives of $1.5 million for the three months ended September 30, 2014.

Transaction-related expenses. Transaction-related expenses were $6.2 million for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2013 and 2014 Acquisitions, as summarized below (in thousands):

	Three Months Ended September 30,
	2014	2013
Legal, accounting and other costs	$5,935	$841
Severance and contract termination costs	304	143

	$6,239	$984

Provision for income taxes. For the three months ended September 30, 2014, the provision for income taxes was $7.7 million, reflecting an effective tax rate of 23.2%, compared to $7.7 million, reflecting an effective tax rate of 34.7%, for 2013. The decrease in the tax rate for the three months ended September 30, 2014 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $190.6 million, or 35.3%, to $426.8 million for the nine months ended September 30, 2014 from $539.2 million for the nine months ended September 30, 2013. The increase related primarily to revenue generated during the nine months ended September 30, 2014 from the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility revenue before provision for doubtful accounts increased by $56.2 million, or 10.5%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, resulting from same-facility growth in patient days of 9.8% and same-facility revenue per day of 0.5%. Consistent with the same-facility patient day growth in 2013, the growth in same-facility patient days for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $20.1 million for the nine months ended September 30, 2014, or 2.8% of revenue before provision for doubtful accounts, compared to $15.8 million for the nine months ended September 30, 2013, or 2.9% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $17.6 million for the nine months ended September 30, 2014, or 3.0% of revenue before provision for doubtful accounts, compared to $15.8 million for the nine months ended September 30, 2013, or 2.9% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $408.7 million for the nine months ended September 30, 2014 compared to $298.9 million for the nine months ended September 30, 2013, an increase of $109.8 million. SWB expense included $7.0 million and $3.7 million of equity-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. Excluding equity-based compensation expense, SWB expense was $401.7 million, or 56.6% of revenue, for the nine months ended September 30, 2014, compared to $295.2 million, or 56.4% of revenue, for the nine months ended September 30, 2013. The $106.5 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility SWB expense was $302.3 million for the nine months ended September 30, 2014, or 52.5% of revenue, compared to $279.6 million for the nine months ended September 30, 2013, or 53.6% of revenue.

Professional fees. Professional fees were $36.2 million for the nine months ended September 30, 2014, or 5.1% of revenue, compared to $27.3 million for the nine months ended September 30, 2013, or 5.2% of revenue. The $8.9 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility professional fees were $24.5 million for the nine months ended September 30, 2014, or 4.3% of revenue, compared to $22.7 million, for the nine months ended September 30, 2013, or 4.4% of revenue.

Supplies. Supplies expense was $34.7 million for the nine months ended September 30, 2014, or 4.9% of revenue, compared to $28.0 million for the nine months ended September 30, 2013, or 5.4% of revenue. The $6.7 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility supplies expense was $28.7 million for the nine months ended September 30, 2014, or 5.0% of revenue, compared to $27.9 million for the nine months ended September 30, 2013, or 5.4% of revenue.

Rents and leases. Rents and leases were $8.9 million for the nine months ended September 30, 2014, or 1.2% of revenue, compared to $7.4 million for the nine months ended September 30, 2013, or 1.4% of revenue. The $1.5 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility rents and leases were $7.4 million for the nine months ended September 30, 2014, or 1.3% of revenue, compared to $7.2 million for the nine months ended September 30, 2013, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $79.2 million for the nine months ended September 30, 2014, or 11.2% of revenue, compared to $59.4 million for the nine months ended September 30, 2013, or 11.4% of revenue. The $19.8 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility other operating expenses were $63.0 million for the nine months ended September 30, 2014, or 10.9% of revenue, compared to $57.9 million for the nine months ended September 30, 2013, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $21.7 million for the nine months ended September 30, 2014, or 3.1% of revenue, compared to $12.2 million for the nine months ended September 30, 2013, or 2.3% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2013 and 2014 and real estate acquired as part of the 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $33.5 million for the nine months ended September 30, 2014 compared to $27.7 million for the nine months ended September 30, 2013. The increase in interest expense was primarily a result of the issuance of the 5.125% Senior Notes on July 1, 2014.

Gain on foreign currency derivatives. In connection with the acquisition of Partnerships in Care, the Company entered into foreign currency forward contracts in June 2014 in order to fix the exchange rate applicable to the payment of the purchase price on July 1, 2014. Favorable exchange rate changes resulted in an increase in the fair value of the forward contracts and a gain on foreign currency derivatives of $15.3 million for the nine months ended September 30, 2014.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $10.8 million for the nine months ended September 30, 2014 compared to $3.8 million for the nine months ended September 30, 2013. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2013 and 2014 Acquisitions, as summarized below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Legal, accounting and other costs	$10,071	$2,644
Severance and contract termination costs	763	1,169

	$10,834	$3,813

Provision for income taxes. For the nine months ended September 30, 2014, the provision for income taxes was $30.4 million, reflecting an effective tax rate of 33.3%, compared to $18.4 million, reflecting an effective tax rate of 37.4%, for 2013. The decrease in the tax rate for the nine months ended September 30, 2014 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2014 was $69.1 million compared to $46.8 million for the nine months ended September 30, 2013. Days sales outstanding as of September 30, 2014 was 41 compared to 46 as of December 31, 2013. As of September 30, 2014 and December 31, 2013, we had working capital of $87.3 million and $30.4 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2014 was $801.2 million compared to $192.0 million for the nine months ended September 30, 2013. Cash used in investing activities for the nine months ended September 30, 2014 primarily consisted of $722.8 million of cash paid for acquisitions, offset by settlement of foreign currency derivatives of $15.3 million. Cash paid for capital expenditures for the nine months ended September 30, 2014 was $70.7 million, consisting of $18.8 million of routine capital expenditures and $51.9 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.7% of revenue for the nine months ended September 30, 2014. Cash paid for real estate acquisitions was $22.2 million for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of cash paid for acquisitions of $135.6 million, cash paid for capital expenditures of $50.7 million and cash paid for real estate acquisitions of $4.7 million.

Cash provided by financing activities for the nine months ended September 30, 2014 was $771.2 million compared to $100.5 million for the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 primarily consisted of the $374.4 million of proceeds from our issuance of common stock, borrowings on long-term debt of $307.5 million, borrowings on revolving credit facility of $230.5 million and an excess tax benefit from equity awards of $3.8 million, partially offset by principal payments on our revolving credit facility of $120.0 million, payment of debt issuance costs of $10.9 million, principal payments on long-term debt of $5.6 million, cash paid of $5.0 million as contingent consideration for an acquisition based upon earnings of Park Royal and common stock withheld for minimum statutory taxes of $3.5 million. Cash provided by financing activities for the nine months ended September 30, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, borrowings on revolving credit facility of $27.5 million and an excess tax benefit from equity awards of $1.3 million, partially offset by repayment of long-term debt of $52.5 million, principal payments on revolving credit facility of $8.0 million, payment of premium on note redemption of $6.8 million, principal payments on long-term debt of $5.6 million, payment of debt issuance costs of $4.3 million, and common stock withheld for minimum statutory taxes of $1.1 million.

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

The Company had $135.6 million of availability under the revolving line of credit as of September 30, 2014. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The term loans require quarterly principal payments of $1.9 million for September 30, 2014 to December 31, 2014, $3.8 million for March 31, 2015 to December 31, 2015, $5.6 million for March 31, 2016 to December 31, 2016, $7.5 million for March 31, 2017 to December 31, 2017, and $9.4 million for March 31, 2018 to December 31, 2018, with the remaining principal balance due on the maturity date of February 13, 2019.

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

As of September 30, 2014, the Company was in compliance with all of the above covenants.

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

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than Park Royal and certain other excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings under the Amended and Restated Senior Credit Facility bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $20,000,000 of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for borrowings under the Amended and Restated Senior Credit Facility was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2014. Eurodollar Rate Loans bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2014, borrowings under the Senior Secured Credit Facility bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through September 30, 2014. The Amended and Restated Senior Credit Facility matures on February 13, 2019.

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

On March 12, 2013, we redeemed $52.5 million in principal amount of the 12.875% Senior Notes using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, the Company recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2014 and December 31, 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2014 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$65,613	$148,905	$335,898	$830,466	$1,380,882
Operating leases	9,706	15,418	8,106	19,610	52,840
Purchase and other obligations (b)	2,281	2,029	799	—	5,109

Total obligations and commitments	$77,600	$166,352	$344,803	$850,076	$1,438,831

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 2.75% per annum for our variable-rate debt based on the rate in place as of September 30, 2014.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016 and related to the acquisition of McCallum in September 2014 that we may make depending upon achievements of certain financial targets over the one-year period ending October 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2014 was composed of $570.9 million of fixed-rate debt and $458.4 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.5 million on an annual basis based upon our borrowing level at September  30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company acquired Partnerships in Care on July 1, 2014 and is in the process of reviewing the internal control structure of Partnerships in Care.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. The risks, as described in such filings, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	—
August 1 – August 31	—	—	—	—
September 1 – September 30	3,064	$47.45	—	—

Total	3,064

Recent Sales of Unregistered Securities

On September 3, 2014, we issued 96,153 shares of restricted common stock to the owners of McCallum as partial consideration for our acquisition of McCallum. The restricted stock was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of the business acquired in a privately negotiated transaction not involving any public offering or solicitation. The restricted stock will vest 25% per year on the four successive anniversaries of the date of grant, subject to continued employment through such relevant date. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Acquisitions for additional information regarding our acquisition of McCallum.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of the Company. (1)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: October 30, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of the Company. (1)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.