Form 10-K
period 2014-12-31
Acadia Healthcare Company, Inc.
filed 2015-02-27
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2.1 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Market of $45.50 per share.

As of February 27, 2015, there were 66,452,931 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be held on May 21, 2015 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2014, we operated 78 behavioral healthcare facilities with over 5,800 beds in 24 states, the United Kingdom and Puerto Rico. During the year ended December 31, 2014, we acquired 27 facilities and added 378 new beds to our existing facilities. For the year ending December 31, 2015, we expect to add approximately 500 total beds to facilities we owned as of December 31, 2014. On February 11, 2015, we completed the acquisition of CRC Health Group, Inc. (“CRC”) as described below.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the United States and the United Kingdom. Management believes that the Company’s recent acquisitions position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Market under the symbol “ACHC.” Our principal executive offices are located at 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

On February 11, 2015, we completed the acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, we issued 5,975,326 shares of our common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states at the acquisition date.

On December 31, 2014, we completed the acquisition of Skyway House (“Skyway”), a substance abuse facility with 28 beds located in Chico, California, for $0.3 million.

On December 1, 2014, we completed the acquisition of Croxton Warwick Lodge (“Croxton”), an inpatient psychiatric facility with 24 beds located in Melton Mowbray, Leicestershire, England, for cash consideration of $15.6 million.

On September 3, 2014, we acquired for $37.4 million the assets of McCallum Place (“McCallum”), an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas. The Company may make a cash payment under an earn-out agreement of up to $6.0 million, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending October 31, 2015.

On July 1, 2014, we completed the acquisition of Partnerships in Care for cash consideration of $661.7 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds at the acquisition date.

On January 1, 2014, we completed the acquisition of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

On December 1, 2013, we completed the acquisition of the assets of Cascade Behavioral Hospital (“Cascade”), an inpatient psychiatric facility with 63 beds located in Tukwila, Washington, for cash consideration of $19.6 million.

On October 1, 2013, we completed the acquisition of the assets of Longleaf Hospital (“Longleaf”), an inpatient psychiatric facility with 68 beds located in Alexandria, Louisiana, for cash consideration of $8.3 million.

On August 1, 2013, we completed the acquisition of The Refuge, a Healing Place (“The Refuge”), an inpatient psychiatric facility near Ocala, Florida, with 87 beds, for cash consideration of $14.1 million.

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

On January 31, 2013, we completed the acquisition of DMC-Memphis, Inc. d/b/a Delta Medical Center (“Delta”), a facility with 243 beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.0 million.

On January 1, 2013, we completed the acquisition of the assets of Greenleaf Center (“Greenleaf”), an inpatient psychiatric facility with 50 beds located in Valdosta, Georgia, for cash consideration of $6.3 million.

For the years ended December 31, 2014 and 2013, we generated revenue of $1.0 billion and $713.4 million, respectively. On a pro forma basis for the years ended December 31, 2014 and 2014, giving effect to Greenleaf, Delta, the UMC Facilities, The Refuge, Longleaf, Cascade, Pacific Grove, Partnerships in Care, McCallum, Croxton and Skyway (collectively the “2013 and 2014 Acquisitions”) and the acquisition of CRC described above as if such acquisitions had been completed as of January 1, 2013, we would have generated pro forma revenue of $1.6 billion and $1.5 billion, respectively. See Pro Forma Financial Information and Note 4 – Acquisitions in the Consolidated Financial Statements for additional details about pro forma information.

During 2012, we completed our acquisitions of Behavioral Centers of America, LLC (“BCA”), AmiCare Behavioral Centers, LLC (“AmiCare”), The Pavilion at HealthPark, LLC (“Park Royal”), Timberline Knolls, LLC (“Timberline Knolls”) and three inpatient psychiatric hospitals (the “Haven Facilities”) from Haven Behavioral Healthcare Holdings, LLC.

Financing Transactions

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. We used the net proceeds to fund a portion of the consideration for the acquisition of CRC.

On February 11, 2015, we entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to our Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Amended and Restated Credit Agreement”). The First Incremental Amendment activated a new $500.0 million incremental Term Loan B facility (the “TLB Facility”) that was added to our Amended and Restated Senior Secured Credit Facility (the “Amended and Restated Senior Credit Facility”), subject to limited conditionality provisions. Borrowings under the TLB Facility were used to fund a portion of the consideration for the acquisition of CRC.

On February 6, 2015, we entered into a Seventh Amendment (the “Seventh Amendment”) to our Amended and Restated Credit Agreement. The Seventh Amendment added Citibank, N.A. as an “L/C Issuer” under the Amended and Restated Credit Agreement in order to permit the rollover of CRC’s existing letters of credit into the Amended and Restated Credit Agreement and increased both the Company’s Letter of Credit Sublimit and Swing Line Sublimit to $20.0 million.

On December 15, 2014, we entered into a Sixth Amendment (the “Sixth Amendment”) to our Amended and Restated Credit Agreement. Pursuant to the Sixth Amendment, we incurred $235.0 million of additional term loans. A portion of the additional term loan advance was used to prepay our outstanding revolving loans, and a portion of the additional term loan advance was held as cash on our consolidated balance sheet. The Sixth Amendment also specifically permitted the acquisition of CRC. In connection with the acquisition of CRC, the Sixth Amendment (i) imposed a temporary reserve on our revolving credit facility in the amount of $110.0 million in order to preserve such reserved amounts for later borrowings to partially fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) (the reserve is no longer in effect due to the acquisition of CRC), (ii) permitted the incurrence of an additional incremental term loan facility under the Amended and Restated Credit Agreement partially to fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) and (iii) permitted our issuance of additional senior unsecured indebtedness or senior unsecured bridge indebtedness partially to fund the consideration for the acquisition of CRC. We had $299.6 million of availability under the revolving line of credit as of December 31, 2014.

On July 1, 2014, we issued $300.0 million of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”). The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015. We used the net proceeds to fund a portion of the consideration for the acquisition of Partnerships in Care.

On June 17, 2014, we completed the offering of 8,881,794 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering) at a price of $44.00 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $15.6 million and additional offering-related expenses of $0.8 million, were $374.4 million. We used the net offering proceeds to fund a portion of the consideration for the acquisition of Partnerships in Care.

On June 16, 2014, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended and Restated Credit Agreement. The Fifth Amendment specifically permitted the Company’s acquisition of Partnerships in Care, gave the Company the ability to incur a tranche of term loan B debt in the future through its incremental credit facility, and modified certain of the restrictive covenants on miscellaneous investments and incurrence of miscellaneous liens. The restrictive covenants on investments in joint ventures and foreign subsidiaries were also amended such that the Company may now invest, in any given fiscal year, up to five percent (5%) of its total assets in both joint ventures and foreign subsidiaries, respectively; provided that the aggregate amount of investments in both joint ventures and foreign subsidiaries, respectively, may not exceed ten percent (10%) of its total assets over the life of the Amended and Restated Senior Credit Facility; provided further that the aggregate amount of investments made in both joint ventures and foreign subsidiaries collectively pursuant to the foregoing may not exceed fifteen percent (15%) of its total assets. Finally, the Fifth Amendment provided increased flexibility to the Company in terms of its financial covenants.

On February 13, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our Amended and Restated Credit Agreement, to increase the size of our Amended and Restated Senior Credit Facility and extend the maturity date thereof, which resulted in our having a revolving line of credit of up to $300.0 million and term loans of $300.0 million. The Fourth Amendment also reduced the interest rates applicable to the Amended and Restated Senior Credit Facility and provided increased flexibility to us in terms of our financial and other restrictive covenants.

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

On December 12, 2012, we completed the offering of 7,000,000 shares of Acadia common stock and on December 24, 2012, we completed the offering of 1,050,000 shares of Acadia common stock sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering at a price of $22.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.3 million and additional offering-related expenses of $1.0 million, were $172.8 million. We used the net proceeds principally to fund the acquisitions of AmiCare and BCA on December 31, 2012.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has over 175 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The extensive national experience and operational expertise of our management team gives us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2012 survey by Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 18.6% of adults in the United States aged 18 years or older suffer from a mental illness in a given year and about 4% suffer from a serious mental illness. According to the National Institute of Mental Health, over 20% of children, either currently or at some point during their life, have a seriously debilitating mental disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options. According to a 2014 SAMHSA report, national expenditures at mental health and substance abuse treatment facilities are expected to reach $32.3 billion in 2020, up from $24.3 billion in 2009.

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

The mental health market in the United Kingdom was roughly £14.4 billion in 2013. As a result of government budget constraints and an increased focus on quality, the independent mental health market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in United Kingdom healthcare industry. Demand for independent treatment services has grown significantly as a result of the shift in beds from the National Health Service (“NHS”) to the independent sector.

Leading platform in attractive healthcare niche. We are a leading behavioral healthcare platform in an industry that is undergoing consolidation in an effort to reduce costs and expand programs to better serve the growing need for inpatient behavioral healthcare services. In addition, the behavioral healthcare industry has significant barriers to entry, including (i) significant initial capital outlays required to open new facilities, (ii) expertise required to deliver highly specialized services safely and effectively and (iii) high regulatory hurdles that require market entrants to be knowledgeable of state and federal laws and facilities to be licensed with local agencies.

Diversified revenue and payor bases. As of December 31, 2014, we operated 78 facilities in 24 states, the United Kingdom and Puerto Rico. On a pro forma basis as of December 31, 2014, giving effect to the CRC acquisition, we would have operated 194 facilities in 37 states, the United Kingdom and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2014, we received 38% from Medicaid, 15% from NHS, 23% from commercial payors, 19% from Medicare and 5% from other payors. On a pro forma basis for the 12 months ended December 31, 2014, giving effect to the 2013 and 2014 Acquisitions and the CRC acquisition, we would have received 32% of our revenue from Medicaid, 18% from NHS, 23% from commercial payors, 13% from Medicare and 14% from other payors. As we receive Medicaid payments from 36 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. No facility accounted for more than 4% of revenue for the year ended December 31, 2014 on a pro forma basis giving effect to the 2013 and 2014 Acquisitions and the CRC acquisition, and no state or U.S. territory accounted for more than 8% of revenue for the year ended December 31, 2014. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2014, our maintenance capital expenditures amounted to approximately 3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

Business Strategy

We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. To achieve these objectives, we have aligned our activities around the following growth strategies:

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

Opportunistically pursue acquisitions.

With the CRC and Partnerships in Care acquisitions, we have positioned our company as a leading provider of mental health services in the United States and the United Kingdom. The behavioral healthcare industry in the United States and the independent behavioral healthcare industry in the United Kingdom are highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities.

Acadia management believes there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions in various stages of development and consideration in the United States. In addition, management sees meaningful opportunities to pursue additional select acquisitions in the United Kingdom.

Management believes our focus on behavioral healthcare and history of completing acquisitions provides us with a strategic advantage in sourcing, evaluating and closing acquisitions. We leverage our management team’s expertise to identify and integrate acquisitions based on a disciplined acquisition strategy that focuses on quality of service, return on investment and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and other healthcare professionals and expanding the breadth of services offered by the facilities.

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2014, we acquired 27 facilities and added 378 new beds to our existing facilities. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration in the United States, especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our U.S. facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services. The table below presents the percentage of our total revenue attributed to each category on a pro forma basis giving effect to the 2013 and 2014 Acquisitions and the CRC acquisition for the year ended December 31, 2014:

Facility/Service	Revenue for the Year Ended December 31, 2014
Acute inpatient psychiatric facilities	40%
Specialty treatment facilities	39%
Residential treatment centers	18%
Outpatient community-based services	3%

Description of U.S. Facilities

Acute Inpatient Psychiatric Facilities

Acute inpatient psychiatric facilities provide a high level of care in order to stabilize patients that are either a threat to themselves or to others. The acute setting provides 24-hour observation, daily intervention and monitoring by psychiatrists. Generally, due to shorter lengths of stay, the related higher patient turnover, and the special security and health precautions required, acute inpatient psychiatric facilities have lower average occupancy than residential treatment centers. Our facilities that offer acute care services provide evaluation and crisis stabilization of patients with severe psychiatric diagnoses through a medical delivery model that incorporates structured and intensive medical and behavioral therapies with 24-hour monitoring by a psychiatrist, psychiatric trained nurses, therapists and other direct care staff. Lengths of stay for crisis stabilization and acute care range from three to five days and from five to twelve days, respectively.

Specialty Treatment Facilities

Our specialty treatment facilities include residential recovery facilities, eating disorder facilities and comprehensive treatment centers (“CTCs”). We provide a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Our detoxification, inpatient, partial hospitalization and outpatient treatment programs are cost-effective and give patients access to the least restrictive level of care. All programs offer individualized treatment in a supportive and nurturing environment.

The majority of our specialty treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders, emotional trauma and abuse. The goal of our treatment facilities is to provide the appropriate level of treatment to an individual no matter where they are in the lifecycle of their disease in order to restore the individual to a healthier, more productive life, free from dependence on illicit substances and destructive behaviors. Our treatment facilities provide a number of different treatment services such as assessment, detoxification, medication assisted treatment, counseling, education, lectures and group therapy. We assess and evaluate the medical, psychological and emotional needs of the patient and addresses these needs in the treatment process. Following this assessment, an individualized treatment program is designed to provide a foundation for a lifelong recovery process. Many modalities are used in our treatment programs to support the individual, including the twelve step philosophy, cognitive/behavioral therapies, supportive therapies and continuing care.

Residential Recovery Facilities. Our inpatient facilities house and care for patients over an extended period and typically treat patients from a broadly defined regional market. We provide three basic levels of residential treatment depending on the severity of the patient’s addiction and/or behavioral disorder. Patients with the most debilitating dependencies are typically placed into inpatient treatment, in which the patient resides at a treatment facility. If a patient’s condition is less severe, he or she will be offered day treatment, which allows the patient to return home in the evening. The least intensive service is where the patient visits the facility for just a few hours a week to attend counseling/group sessions.

Following primary treatment, our extended care programs typically offer residential care, which allows patients to develop healthy and appropriate living skills while remaining in a safe and nurturing setting. Patients are supported in their recovery by a semi-structured living environment that allows them to begin the process of employment or to pursue educational goals and to take personal responsibility for their recovery. The structure of this treatment phase is monitored by a primary therapist who works with each patient to integrate recovery skills and build a foundation of sobriety with a strong support system. Length of stay will vary depending on the patient’s needs with a minimum stay of 30 days and could be up to one year if needed.

Our outpatient clinics primarily serve patients that are in the early stages of their addiction; do not require inpatient treatment or are transitioning from a residential treatment program; have employment, family or school commitments; and have stabilized in their substance addiction recovery practices and are seeking ongoing continuing care.

Eating Disorder Facilities. Our eating disorder facilities provide treatment services for eating disorders and weight management, each of which may be effectively treated through a combination of medical, psychological and social treatment programs.

Comprehensive Treatment Centers. Our CTCs specialize in detoxification and recovery through medication-assisted therapy, counseling, and support services, as well as “Maintenance to Abstinence” programs for individuals who are addicted to opiates but have been using for a relatively short period of time. The CTCs acquired in our acquisition of CRC treated approximately 42,000 patients on a daily basis as of December 31, 2014. Substantially all of our CTC services are provided to individuals addicted to heroin and other opiates, including prescription analgesics. Substantially all of our patients addicted to heroin and other opiates are treated with methadone, but a small percentage of our patients are treated with other medications such as buprenorphine. Patients usually visit an outpatient treatment facility once a day in order to receive their medication. During the beginning of their treatment program, patients receive weekly counseling and as they successfully progress in the treatment protocol, they continue to receive counseling each month. The mandatory minimum duration of counseling varies from state to state. Following the initial administration of medication, patients go through an induction phase where medication dosage is systematically modified until an appropriate dosage is reached. As patients progress with treatment and meet certain goals in their individualized treatment plan and certain federal and state criteria related to time in treatment, they become eligible for up to 30 days of take-home doses of medication, eliminating the need for daily visits to the clinic. The length of treatment differs from patient to patient, but typically ranges from one to three years.

Residential Treatment Centers

Residential treatment centers treat patients with behavioral disorders in a non-hospital setting, including outdoor programs. The facilities balance therapy activities with social, academic and other activities. Because the setting is less intensive, demands on staffing, security and oversight are generally lower than inpatient psychiatric facilities. In contrast to acute care psychiatric facilities, occupancy in residential treatment centers can be managed more easily given a longer length of stay. Over time, however, residential treatment centers have continued to serve increasingly severe patients who would have been treated in acute care facilities in earlier years.

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

U.S. Facilities

The following table summarizes the services provided by, and information regarding, our U.S. facilities as of February 11, 2015.

Facility	Date Acquired / Opened	Type of Facility or Primary Service (1)	Location	# of Beds	Owned / Leased
Vermilion Behavioral Health Systems	6/06	IPF	Lafayette, LA	78	Owned
Acadia Montana	9/06	RTC	Butte, MT	92	Owned
Abilene Behavioral Health	11/07	IPF	Abilene, TX	108	Owned
RiverWoods Behavioral Health System	9/08	IPF	Riverdale, GA	75	Owned
Acadiana Addiction Center	3/09	RRF	Lafayette, LA	41	Leased
The Village	11/09	RTC	Louisville, TN	108	Leased
Ascent Children’s Health Services	4/11	CBS	Jonesboro, AR	N/A	Owned
Casa Grande (2)	4/11	RTC	Casa Grande, AZ	33	Owned
Desert Hills	4/11	RTC	Albuquerque, NM	124	Owned
Lakeland Behavioral Health System	4/11	IPF & RTC	Springfield, MO	210	Owned
Millcreek of Arkansas	4/11	RTC	Fordyce, AR	187	Owned
Millcreek of Magee	4/11	RTC	Magee, MS	243	Owned
Millcreek of Pontotoc	4/11	RTC	Pontotoc, MS	69	Owned
Oasis Behavioral Health	4/11	IPF & RTC	Chandler, AZ	84	Owned
Options Behavioral Health System	4/11	IPF & RTC	Indianapolis, IN	84	Leased
Resource Treatment Facility	4/11	RTC	Indianapolis, IN	102	Leased
Resolute Treatment Center	4/11	RTC	Indianapolis, IN	96	Leased
Southwood Hospital	4/11	IPF & RTC	Pittsburgh, PA	136	Owned
Detroit Behavioral Institute–Capstone Academy	11/11	RTC	Detroit, MI	98	Owned
Harmony Healthcare (3)	11/11	CBS	Various locations, NV	N/A	Leased
Harbor Oaks Hospital	11/11	IPF	New Baltimore, MI	87	Owned
Highland Ridge Hospital	11/11	IPF	Midvale, UT	82	Owned
MeadowWood Behavioral Health System	11/11	IPF	New Castle, DE	78	Owned
Mount Regis	11/11	RRF	Salem, VA	25	Owned
Seven Hills Hospital	11/11	IPF	Las Vegas, NV	94	Owned
Wellplace	11/11	CBS	Monroeville, PA	N/A	Leased
Blue Ridge Mountain Recovery Center	2/12	RRF	Ball Ground, GA	50	Owned
Red River Hospital	3/12	IPF	Wichita Falls, TX	74	Owned
Rolling Hills Psychiatric Hospital	3/12	IPF	Ada, OK	92	Owned
Sonora Behavioral Health	3/12	IPF	Tucson, AZ	72	Owned
Timberline Knolls	9/12	EDF	Lemont, IL	164	Owned
Park Royal Hospital	11/12	IPF	Fort Myers, FL	103	Owned
Piney Ridge Center	12/12	RTC	Fayetteville, AR	113	Owned
Riverview Behavioral Health	12/12	IPF	Texarkana, AR	62	Owned
Vantage Point	12/12	IPF	Fayetteville, AR	114	Owned
Valley Behavioral Health System	12/12	IPF	Fort Smith, AR	75	Owned
Cedar Crest Hospital & RTC	12/12	IPF & RTC	Killeen, TX	112	Owned
Ohio Hospital for Psychiatry	12/12	IPF	Columbus, OH	90	Owned
StoneCrest Center	12/12	IPF	Detroit, MI	104	Owned
Ten Lakes Center	12/12	IPF	Dennison, OH	16	Owned
Greenleaf	1/13	IPF	Valdosta, GA	73	Owned
Delta Medical Center	1/13	IPF & MS	Memphis, TN	173	Owned
Lakeview Behavioral Health	4/13	IPF	Norcross, GA	70	Owned
San Juan Capestrano Hospital	5/13	IPF	Rio Piedras, Puerto Rico	132	Owned
The Refuge	8/13	RRF	Ocklawaha, FL	87	Owned
Longleaf Hospital	10/13	IPF	Alexandria, LA	68	Owned
North Tampa Behavioral Hospital	10/13	IPF	Wesley Chapel, FL	75	Owned
Rebound Behavioral Health	10/13	IPF	Lancaster, SC	42	Owned
Cascade Behavioral Hospital	12/13	IPF	Tukwila, WA	93	Owned
Pacific Grove Hospital	1/14	IPF	Riverside, CA	68	Owned
McCallum	9/14	EDF	St. Louis, MO	85	Leased

Facility	Date Acquired / Opened	Type of Facility or Primary Service (1)	Location	# of Beds	Owned / Leased
Skyway	12/14	RRF	Chico, CA	28	Leased
Azure Acres	2/15	RRF	Sebastopol, CA	28	Owned
Bayside Marin	2/15	RRF	San Rafael, CA	24	Leased
Brandywine	2/15	RRF	Kennett Square, PA	153	Owned
Burkwood	2/15	RRF	Hudson, WI	35	Owned
Camp Recovery Center	2/15	RRF	Scotts Valley, CA	70	Owned
Galax Treatment Center	2/15	RRF	Galax, VA	151	Owned
Keystone Treatment Center	2/15	RRF	Canton, SD	122	Owned
Lehigh	2/15	RRF	Bethlehem, PA	31	Leased
Life Healing Center	2/15	RRF	Santa Fe, NM	39	Owned
New Life Lodge	2/15	RRF	Burns, TN	100	Owned
Sierra Tucson	2/15	RRF	Tucson, AZ	139	Leased
SLBTS—Sunrise Ranch	2/15	RRF	Riverside, CA	31	Leased
SLBTS—The Landing	2/15	RRF	Newport Beach, CA	20	Leased
SLBTS—The Rose	2/15	RRF	Newport Beach, CA	18	Leased
Starlite Recovery Center	2/15	RRF	Center Point, TX	99	Owned
Twelve Oaks	2/15	RRF	Navarre, FL	96	Owned
Wellness Resource Center	2/15	RRF	Boca Raton, FL	55	Leased
White Deer Run (WDR)—Allenwood	2/15	RRF	Allenwood, PA	264	Owned
WDR—Blue Mountain	2/15	RRF	Kempton, PA	20	Owned
WDR—Lancaster	2/15	RRF	Lancaster, PA	27	Leased
WDR—Lebanon	2/15	RRF	Lebanon, PA	40	Leased
WDR—Johnstown New Directions	2/15	RRF	Johnstown, PA	30	Owned
WDR—Johnstown Renewal Center	2/15	RRF	Johnstown, PA	25	Leased
WDR—Torrance	2/15	RRF	Torrance, PA	34	Leased
WDR—Williamsburg (Cove Forge)	2/15	RRF	Williamsburg, PA	243	Leased
WDR—Williamsport	2/15	RRF	Williamsport, PA	25	Owned
WDR—York-Adams	2/15	RRF	York, PA	24	Leased
Wilmington Treatment Center	2/15	RRF	Wilmington, NC	139	Owned
Youth Care	2/15	RTC	Draper, UT	43	Leased
Four Circles Recovery Center	2/15	RTC	Horseshoe, NC	46	Leased
SUWS of the Carolinas	2/15	RTC	Old Fort, NC	133	Leased
Carolina House	2/15	EDF	Durham, NC	16	Owned
Center For Hope of the Sierras	2/15	EDF	Reno, NV	10	Owned
Montecatini	2/15	EDF	Carlsbad, CA	12	Owned
Structure House	2/15	EDF	Durham, NC	88	Owned
10th Street	2/15	CTC	Milwaukee, WI	N/A	Leased
Alder	2/15	CTC	Portland, OR	N/A	Leased
Allentown	2/15	CTC	Allentown, PA	N/A	Leased
Anchorage	2/15	CTC	Anchorage, AK	N/A	Leased
Ann Arbor(2)	2/15	CTC	Ann Arbor, MI	N/A	Leased
Asheville	2/15	CTC	Old Fort, NC	N/A	Leased
Baton Rouge	2/15	CTC	Baton Rouge, LA	N/A	Leased
Beaverton	2/15	CTC	Beaverton, OR	N/A	Leased
Beckley	2/15	CTC	Beaver, WV	N/A	Leased
Belmont	2/15	CTC	Portland, OR	N/A	Leased
Boston	2/15	CTC	Boston, MA	N/A	Leased
Brattleboro	2/15	CTC	Brattleboro, VT	N/A	Leased
Brockton	2/15	CTC	Brockton, MA	N/A	Leased
Burnside	2/15	CTC	Portland, OR	N/A	Leased
Capalina	2/15	CTC	San Marcos, CA	N/A	Leased
Canyon Park	2/15	CTC	Bothell, WA	N/A	Leased
Cartersville	2/15	CTC	Cartersville, GA	N/A	Leased

Facility	Date Acquired / Opened	Type of Facility or Primary Service (1)	Location	# of Beds	Owned / Leased
Cedar Rapids	2/15	CTC	Cedar Rapids, IA	N/A	Leased
Charleston	2/15	CTC	Charleston, WV	N/A	Leased
Clarksburg	2/15	CTC	Clarksburg, WV	N/A	Leased
Clinch Valley	2/15	CTC	Cedar Bluff, VA	N/A	Leased
Coastal	2/15	CTC	Wilmington, CA	N/A	Leased
Coatesville	2/15	CTC	Coatesville, PA	N/A	Leased
Colton	2/15	CTC	Colton, CA	N/A	Leased
Claymont	2/15	CTC	Claymont, DE	N/A	Leased
Cumberland	2/15	CTC	LaVale, MD	N/A	Leased
Desert	2/15	CTC	Palm Springs, CA	N/A	Leased
Dunmore	2/15	CTC	Dunmore, PA	N/A	Leased
East Indiana	2/15	CTC	Lawrenceburg, IN	N/A	Leased
El Cajon	2/15	CTC	El Cajon, CA	N/A	Leased
Elkton	2/15	CTC	Elkton, MD	N/A	Leased
Evansville	2/15	CTC	Evansville, IN	N/A	Leased
Fashion Valley	2/15	CTC	San Diego, CA	N/A	Leased
Fall River	2/15	CTC	Fall River, MA	N/A	Leased
Fayetteville	2/15	CTC	Fayetteville, NC	N/A	Leased
Fitchburg	2/15	CTC	Fitchburg, MA	N/A	Leased
Goldsboro	2/15	CTC	Goldsboro, NC	N/A	Leased
Home	2/15	CTC	San Diego, CA	N/A	Leased
Huntington	2/15	CTC	Huntington, WV	N/A	Leased
Indianapolis	2/15	CTC	Indianapolis, IN	N/A	Leased
Lawrence	2/15	CTC	Lawrence, MA	N/A	Leased
Lebanon (OP)	2/15	CTC	Lebanon, PA	N/A	Leased
Lowell	2/15	CTC	Lowell, MA	N/A	Leased
Lynn	2/15	CTC	Lynn, MA	N/A	Leased
Madison	2/15	CTC	Madison, WI	N/A	Leased
Manchester	2/15	CTC	Manchester, NH	N/A	Leased
Medford	2/15	CTC	Medford, OR	N/A	Leased
New River	2/15	CTC	Galax, VA	N/A	Leased
Parkersburg	2/15	CTC	Parkersburg, WV	N/A	Leased
Pinehurst	2/15	CTC	Pinehurst, NC	N/A	Leased
Pine Heights (Bal 1)	2/15	CTC	Baltimore, MD	N/A	Leased
Pottstown	2/15	CTC	Pottstown, PA	N/A	Leased
Renton	2/15	CTC	Renton, WA	N/A	Leased
Richmond	2/15	CTC	Richmond, IN	N/A	Leased
River’s Shore	2/15	CTC	Milwaukee, WI	N/A	Leased
Riverside	2/15	CTC	Riverside, CA	N/A	Leased
Roanoke	2/15	CTC	Roanoke, VA	N/A	Leased
Sacramento	2/15	CTC	Sacramento, CA	N/A	Leased
Santa Ana	2/15	CTC	Santa Ana, CA	N/A	Leased
Southern Indiana	2/15	CTC	Charlestown, IN	N/A	Leased
Spokane	2/15	CTC	Spokane Valley, WA	N/A	Leased
Springfield	2/15	CTC	Springfield, MA	N/A	Leased
Strathmore	2/15	CTC	Strathmore, NJ	N/A	Leased
Suburban	2/15	CTC	Suburban, NJ	N/A	Leased
Tacoma	2/15	CTC	Lakewood, WA	N/A	Leased
Taunton	2/15	CTC	Taunton, MA	N/A	Leased
Temecula	2/15	CTC	Murrieta, CA	N/A	Leased
Third Ave.	2/15	CTC	Chula Vista, CA	N/A	Leased
Valley	2/15	CTC	Appleton, WI	N/A	Leased
Vancouver	2/15	CTC	Vancouver, WA	N/A	Leased
Volunteer	2/15	CTC	Chattanooga, TN	N/A	Leased
W Lebanon	2/15	CTC	W Lebanon, NH	N/A	Leased
Wareham	2/15	CTC	Wareham, MA	N/A	Leased
Watsontown	2/15	CTC	Watsontown, PA	N/A	Leased

Facility	Date Acquired / Opened	Type of Facility or Primary Service (1)	Location	# of Beds	Owned / Leased
Wausau	2/15	CTC	Wausau, WI	N/A	Leased
Wheeling	2/15	CTC	Triadelphia, WV	N/A	Owned
Wichita	2/15	CTC	Wichita, KS	N/A	Leased
Wilkesboro	2/15	CTC	North Wilkesboro, NC	N/A	Leased
Willamette Valley	2/15	CTC	Salem, OR	N/A	Leased
Williamson	2/15	CTC	Williamson, WV	N/A	Leased
Yarmouth	2/15	CTC	Yarmouth, MA	N/A	Leased

(1)	The following definitions apply to the services listed in this column: “IPF” means acute inpatient psychiatric facility; “RRF” means residential recovery facility; “RTC” means residential treatment center; “CBS” means outpatient community-based services; “MS” means medical/surgical facility; “EDF” means eating disorder facility; “CTC” means comprehensive treatment center.
(2)	Closed for renovation prior to 2011. Re-opened during first quarter 2012.
(3)	Three outpatient clinics, two located in Las Vegas and one in Henderson.

United Kingdom Operations

Overview

As a result of the Partnerships in Care acquisition, Acadia is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 24 inpatient behavioral health facilities with approximately 1,300 beds in the U.K. The facilities are located in England, Wales and Scotland. For the year ended December 31, 2013 and the six months ended June 30, 2014, Partnerships in Care generated revenue of $267.0 million and $142.3 million, respectively, primarily through the operation and management of inpatient behavioral health facilities. Partnerships in Care has approximately 30 years of experience in caring for men and women with complex mental health needs, including mental illness, learning disability, personality disorder, autistic spectrum disorder and brain injury rehabilitation, including stroke and respite services. All services are provided by on-site multidisciplinary teams who work with the company’s newly re-launched Care Programme Approach (CPA) and follow a recovery model designed to empower patients. Through Partnerships in Care, we provide a range of mental health services across all security levels, including:

•	Providing medium secure, low secure, inpatient and community rehabilitation;

•	Supporting the safe and positive re-integration of patients into the community;

•	Tailoring individual, evidence-based treatment programs with clearly specified goals and timetables;

•	Utilizing forensic specialization with a focus on risk reduction, relapse prevention and independent living; and

•	Offering acute care for patients requiring short periods of stabilization.

United Kingdom Mental Health Industry

NHS is the publicly funded healthcare system for the United Kingdom, with an annual budget of £106 billion, making it the largest single payer healthcare system in the world. The mental health market in the United Kingdom accounted for approximately £14.4 billion in 2013, with NHS acting as the primary provider of mental health services in the United Kingdom with approximately 70% of the total mental health hospital beds. The independent mental health market is comprised of approximately 41% medium and low secure facilities, 13% acute services, 39% rehabilitation and other services, and 7% acquired brain injury services, with approximately 87% of the funding for mental health services in the United Kingdom provided by NHS. While NHS is the preferred provider of mental health services in the United Kingdom and a bias towards referrals to NHS has maintained high NHS occupancy rates, NHS capacity is not optimized and NHS lacks the capital to address specific local demand patterns through capacity expansion or reconfiguration. As a result, mismatches between local demand and NHS supply exist that allows for independent mental health providers, such as Partnerships in Care, to address these specific patient demands.

Mental health services in the United Kingdom are provided through three separate commissioning entities, each with their own separate budget and defined service responsibilities. The three entities are as follows: (i) Local Area Teams, which commission specialist mental health services (e.g., secure facilities and some acute facilities), (ii) Clinical Commissioning Groups, which commission all acute, rehabilitation and most community based services, and (iii) Local Authorities, which commission the remaining community mental health services (which focus primarily on learning disability services). In recent years, NHS has placed increasing emphasis on implementing integrated care pathways in its mental health commissioning strategy, and the three commissioning entities are currently working to implement an integrated care pathways strategy through which all the services within the secure pathway are commissioned from the same provider (or provider consortium). Integrated care pathways provide patients with highly coordinated and personalized care overseen by a single provider that can monitor patient progression through each stage of the care pathway.

Additionally, commissioning trends toward moving patients more quickly down care pathways, out of secure settings and into community focused care teams have increased the demand for community and rehabilitation services in the independent mental health market. The United Kingdom Department of Health recently identified priorities for essential change in mental health that include, among other things, funding providers based on the quality of their service rather than volume of patients, allocating funds to support specialized housing for people with mental health problems and adopting a new rating system and inspection process to improve the quality of care. Increasing political focus on the provision of mental health services in the United Kingdom and increasing support for the rights of mental health patients are expected to lead to further increases in the size of the mental health market in the United Kingdom. In addition, rising demand for mental health services in the United Kingdom coupled with a constrained mental healthcare funding environment are increasing pressure to improve operational efficiency and refer patients to single provider programs with care pathways that more appropriately reflect each patient’s specific mental health needs. As a result of these pressures and an increased focus on quality, the independent mental health market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the United Kingdom healthcare industry.

Description of U.K. Facilities

In the United Kingdom, we provide inpatient services through mental health hospitals and care homes. In addition to these services, we also operate a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (EAP) to organizations.

Mental Health Hospitals

In the United Kingdom, mental health hospitals provide psychiatric treatment and nursing for sufferers of mental disorders, specifically for patients detained under a section of the United Kingdom’s Mental Health Act of 1983, and whose risk of harm to others and risk of escape from hospitals cannot be managed safely within other mental health settings. In order to manage the risks involved with treating patients, the facility is managed through the application of a range of security measures depending on the level of dependency and risk exhibited by the patient. The levels of dependency and risk stemming from the wide range of disorders treated at these hospitals determine the level of security and care provided, which are comprised of:

•	Medium Secure Facilities. Medium secure facilities treat patients who may present a serious danger to others and themselves but do not need the physical security arrangements of a high security hospital. The purpose of medium secure services is to provide effective care and treatment to reduce risk, promote recovery and support patients moving through the care pathway to lower levels of security or to reestablishing themselves successfully in the community.

•	Low Secure Facilities. Low secure facilities provide treatment for patients whom, because of the level of risk or challenge they present, cannot be treated in open mental health settings. Low secure services deliver intensive, comprehensive and multidisciplinary treatment to patients demonstrating disturbed behavior in the context of a serious mental disorder and require the provision of security but pose a lesser risk of harm to themselves and to others.

•	Rehabilitation Services. Both locked and open mental health rehabilitation services provide a bridge between secure hospital facilities and community living by providing relapse prevention and social integration services as well as vocational opportunities.

•	Acute Services. Acute services provide treatment relating to emergency admissions for patients at risk to themselves or others, as well as crisis intervention and treatment of behavioral emergencies.

Care Homes

Care homes provide long-term, non-acute care for adults suffering from a mental illness or addiction, or who have a learning disability or brain injury and are unable to cope unsupported in the community. Patients utilizing care home services do not require conditions of either low or medium security.

Care First

In addition to the services described above, we also operate a U.K. division that leverages our clinical knowledge to provide EAP to organizations. These support services are designed to help employees manage difficult issues in their professional or personal lives with services that include:

•	A call center for telephone counseling available 24-hours a day, seven days a week;

•	A national network of counselors available for live, face-to-face support;

•	Interactive health and wellness programs;

•	Debt management advice services; and

•	Management training.

U.K. Facilities

The following table summarizes the services provided by, and information regarding, our U.K. facilities as of December 31, 2014.

Facility	Date Acquired / Opened	Type of Facility or Key Service (1)	Location	# of Beds	Owned / Leased
Abbey House	7/14	RH	Malvern Wells, Worcestershire, England	25	Owned
Aderyn	7/14	RH	Penperlleni, Pontypool, Monmouthshire, Wales	19	Owned
Annesley House	7/14	LS & RH	Annesley, Nottinghamshire, England	28	Owned
Arbury Court	7/14	MDS & LS	Winwick, Warrington, Cheshire, England	74	Owned
The Ayr Clinic	7/14	LS	Ayrshire, Scotland	36	Owned
Brain Injury Services Essex	7/14	BI	Ardleigh, Colchester, Essex, England	24	Owned
Brain Injury Services Northampton	7/14	BI	Grafton Regis, Northamptonshire, England	27	Owned
Burston House	7/14	LS	Burston, Norfolk, England	31	Owned
Calverton Hill	7/14	MDS & LS	Arnold, Nottinghamshire, England	64	Owned
The Dene	7/14	MDS, LS & AA	Hassocks, West Sussex, England	86	Owned
Hazelwood House	7/14	LS	Chesterfield, Derbyshire, England	14	Owned
Kemple View	7/14	LS & RH	Langho, Lancashire, England	90	Owned
Kneesworth House	7/14	MDS, LS, RH & AA	Royston, Hertfordshire, England	155	Owned
Learning Disability Services Community Rehab	7/14	RH	Norfolk, England	16	Owned
Llanarth Court	7/14	MDS, LS & RH	Abergavenny, Monmounthshire, Wales	114	Owned
North London Clinic	7/14	MDS, LS & RH	Edmonton, London, England	61	Owned
Oaktree Manor	7/14	LS & RH	Tendring & Rainham, Essex, England	47	Owned
Pelham Woods	7/14	RH	Dorking, Surrey, England	21	Owned
The Spinney	7/14	MDS, LS, RH & AA	Atherton, Manchester, England	93	Owned
St. John’s House	7/14	MDS & LS	Palgrave, Norfolk, England	74	Owned
Stockton Hall	7/14	MDS	Stockton-on-the-Forest, York, England	112	Owned
Suttons Manor	7/14	LS	Romford, Essex, England	36	Owned
The Willows	7/14	RH	Newark, Nottinghamshire, England	6	Owned
Croxton	12/14	RH	Melton Mowbray, Leicestershire, England	24	Owned

(1)	The following definitions apply to the services listed in this column: “MDS” means medium secure; “LS” means low secure; “RH” means rehabilitation services; “BI” means brain injury and “AA” means acute services.

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iv) NHS in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue and Accounts Payable for additional disclosure. Other information related to our revenues, income and other operating information is provided in our Consolidated Financial Statements.

Regulation

U.S. Overview

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare program participation requirements, various licensure and accreditation standards, reimbursement for patient services, health information privacy and security rules, and government healthcare program fraud and abuse provisions. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to loss or limitation of licenses to operate, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Management believes we are in substantial compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of wrongdoing.

Licensing, Certification and Accreditation

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

Most of our residential facilities maintain accreditation from private entities, such as The Joint Commission or the Commission on Accreditation of Rehabilitation Facilities (“CARF”). The Joint Commission and CARF are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. The Joint Commission accredits a broad variety of healthcare organizations, including hospitals and behavioral health organizations. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of programs. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. Accreditation is generally a requirement for participation in government and private healthcare payment programs. In addition, certain federal and state licensing agencies require that providers be accredited. Accreditation is typically granted for a specified period, typically ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey.

Certificates of Need

Many of the states in which we operate facilities have enacted certificate of need (“CON”) laws that regulate the construction or expansion of certain healthcare facilities, certain capital expenditures or changes in services or bed capacity. Failure to obtain CON approval of certain activities can result in: our inability to complete an acquisition, expansion or replacement; the imposition of civil penalties; the inability to receive Medicare or Medicaid reimbursement; or the revocation of a facility’s license, any of which could harm our business.

Utilization Review

Federal regulations require the treatment of patients in government healthcare programs be reviewed to confirm efficient utilization of facilities and services. The regulations require Quality Improvement Organizations (“QIOs”) and other agencies to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of length of stay. The agencies may deny payment for services provided, assess fines, or recommend to the Department of Health and Human Services and other regulatory agencies that a provider that is in substantial non-compliance with the Medicare Conditions of Participation be excluded from participating in the Medicare program.

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

The Social Security Act also includes a provision regarding physician self-referrals, commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have an ownership or other financial interest for the furnishing of any “designated health services.” A violation of the Stark Law may result in a denial of payment, require refunds to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that entity fails to report required information, exclusion from the government healthcare programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. Our financial arrangements with physicians are structured to comply with the statutory exceptions to the Stark Law and related regulations. However, future Stark Law regulations may alter the scope or interpretation of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

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

The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates, and created security breach notification requirements including notifications to the individuals affected by the breach, the Department of Health and Human Services, and in certain cases, the media. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. Management believes that we have been in material compliance with the HIPAA regulations and have developed our policies and procedures to ensure ongoing compliance.

The Emergency Medical Treatment & Labor Act

The Emergency Medical Treatment & Labor Act (“EMTALA”) is intended to ensure public access to emergency services regardless of ability to pay. Section 1867 of the Social Security Act imposes specific obligations on Medicare-participating hospitals that offer emergency services to provide a medical screening examination when a request is made for examination or treatment for an emergency medical condition regardless of an individual’s ability to pay. Hospitals are then required to provide stabilizing treatment for patients with emergency medical conditions. If a hospital is unable to stabilize a patient within its capability, or if the patient requests, an appropriate transfer must be implemented. EMTALA imposes additional obligations on hospitals with specialized capabilities, such as ours, to accept the transfer of patients in need of such specialized capabilities if those patients present in the emergency room of a hospital that does not possess the specialized capabilities. CMS is currently considering rules that would require our hospitals to accept the transfer of patients in need of psychiatric services even if the patient is already admitted to the transferring hospital.

Mental Health Parity Legislation

The MHPAEA was signed into law in October 2008 and requires health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial and treatment coverage offered for other illnesses. The MHPAEA has some limitations because health plans that do not already cover mental health treatments are not required to do so, and health plans are not required to provide coverage for every mental health condition published in the Diagnostic and Statistical Manual of Mental Disorders by the American Psychiatric Association. The MHPAEA also contains a cost exemption which operates to exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

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

U.K. Overview

The regulatory environment applicable to facilities in the United Kingdom is complex and multifaceted. The regulatory regime is made up of multiple statutes, regulations and minimum standards that are subject to continuous change. The laws and regulations applicable to the United Kingdom facilities include, without limitation, the Mental Capacity Act of 2005, Safeguarding Vulnerable Groups Act of 2006, Mental Health Act of 2007, Health and Social Care Act of 2008 and Corporate Manslaughter and Corporate Homicide Act of 2008. These laws and regulations are predominantly protective in nature and share the same general underlying purpose to protect vulnerable persons from exploitation or harm.

Mental Capacity Act of 2005. The Mental Capacity Act of 2005 establishes the process for determining whether a person lacks mental capacity at a particular time and also sets out who can make decisions in those circumstances and how they should go about this. The Act sets out when liability may arise for actions in connection with the care or treatment of persons who lack capacity to consent to such actions.

Safeguarding Vulnerable Groups Act of 2006. The Safeguarding Vulnerable Groups Act of 2006 created the Independent Safeguarding Authority (“ISA”). In December 2012, the ISA merged with the Criminal Records Bureau to form the Discharge and Barring Service (“DBS”) and is required to establish and maintain lists of persons barred from working with children and adults. It is a criminal offense for a barred person to seek to work, or work in, activities from which they are barred. It is also generally a criminal offence for an employer to allow a barred person, or person who is not appropriately registered, to work in any regulated activity.

The Mental Health Act of 2007. The Mental Health Act of 2007 regulates the manner in which an individual can be committed or detained against his or her will. The main purpose of the legislation is to ensure that people with serious mental disorders which threaten their health or safety or the safety of the public can be treated irrespective of their consent where it is necessary to prevent them from harming themselves or others. The Act places the burden on the entity detaining a person to prove that the entity has the right to hold the detainee. This places a substantial regulatory burden on service providers to ensure compliance with the law.

The Health and Social Care Act of 2008. The Health and Social Care Act of 2008 (“HSCA”) established the Care Quality Commission (“CQC”) as the registration and regulatory body for health and adult social care in England. Under the HSCA, service providers carrying out “regulated activities” must be registered with the CQC for each separate regulated activity provided. Where the service provider is a company, each regulated activity/location must also have an individual registered as the registered manager. Registration depends both on an assessment of the fitness of the registered provider and also the individual registered manager. Regulated activities include the provision of residential accommodation together with nursing or personal care and the provision of treatment for a disease, disorder or injury by or under the supervision of a social worker or a multidisciplinary team which includes a social worker where the treatment is for a mental disorder.

The regulated activities regulations and the registration regulations issued pursuant to the HSCA place legally binding obligations on health and social care providers. Breach of certain provisions of the HSCA or the regulations is a criminal offense. In addition, a breach may lead to the CQC taking action to suspend, cancel or vary the conditions of registration of a service provider or impose a substantial fine.

Inspections by regulators in the United Kingdom can be carried out on both an announced and an unannounced basis depending on the specific regulatory provisions relating to the different services provided and also depending upon whether the inspection is routine or as a result of specific information regarding the service that has been provided to the regulator. Generally, however, a majority of inspections tend to be unannounced. A failure to comply with laws and regulations, the receipt of a poor inspection report rating or a lower rating, or the receipt of a negative report that leads to a determination of regulatory non-compliance or a failure to cure any defect noted in an inspection report may result in reputational damage, fines, the revocation or suspension of the registration of any facility or a decrease in, or cessation of, the services provided at any given location.

Corporate Manslaughter and Corporate Homicide Act of 2007. The Corporate Manslaughter and Corporate Homicide Act of 2007 provides liability if the way in which a provider’s activities are managed or organized causes a person’s death and amounts to a gross breach of a relevant duty of care owed to the deceased person.

Regulatory and Enforcement Bodies

The primary healthcare regulatory enforcement bodies in the United Kingdom are Monitor, the CQC, HIW and HIS. These enforcement bodies control and administer the registration, inspection and complaints procedures set out under the applicable laws and regulations. The enforcement bodies have the power to terminate a facility’s registration, refuse to register a facility, impose admissions holds, or impose significant fines if a service provider fails to meet the key minimum standards and requirements prescribed under the various laws and regulations. See “Risk Factors—Our facilities acquired from Partnerships in Care operate in a highly regulated business environment, which is subject to political and regulatory scrutiny. Failure to comply with regulations or the introduction of new regulations or standards with which Partnerships in Care does not comply could lead to substantial penalties, including the loss of registration on one or more of our facilities.”

Monitor. Monitor is the sector regulator for healthcare, tasked with regulating all providers of nonexempt NHS funded services in England. Monitor is the general economic and competition regulator. It fulfills this role through licensing health care providers and, together with NHS England, sets the national price tariff for NHS services. Monitor’s role includes regulating clinical commissioning groups, community services and secondary care services, protecting and promoting patients’ interests, tackling abuses and dealing with unjustifiable restrictions on competition. Monitor must exercise its functions with a view to preventing anticompetitive behavior in the provision of health care services.

The CQC. The CQC is the independent regulator for health and adult social care in England. The CQC is distinct from Monitor in that it focuses on quality and ensuring the maintenance of standards in health and social care practices. The CQC licenses NHS and adult social care service providers to enable it to keep a check on safety and quality standards. The CQC also carries out facility inspections.

HIW. HIW is the independent inspectorate and regulator of all health care in Wales. Certain independent healthcare services are required to register with HIW. HIW also inspects NHS and independent healthcare organizations in Wales to ensure compliance with its and NHS’s standards, policies, guidance and regulations. The HIW Review Service for Mental Health monitors the use of the Mental Health Act 1983 to ensure that it is being used properly on behalf of Welsh Ministers.

HIS. HIS is the independent regulator for healthcare services in Scotland. HIS inspects healthcare providers in Scotland to ensure compliance with its standards, policies, guidance and regulations.

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

Acadia maintains workers compensation insurance coverage on a claims-made basis with a $500,000 deductible per claim. We maintain coverage for general and professional liability claims with a $250,000 deductible and an aggregate limit of $36 million. Certain of our facilities are fully insured with no deductible.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, including UHS. We also compete against hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies and possibly other pure-play behavioral healthcare companies.

The mental health services sector in the United Kingdom comprises hospitals or establishments that provide psychiatric treatment for illness or mental disorder at all security and treatment levels. Currently, NHS accounts for 70% of the total mental health hospital beds providing care in the United Kingdom, with independent providers accounting for the remaining 30% of beds.

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

Employees

As of December 31, 2014, we had approximately 15,500 employees, of which approximately 11,200 were employed full-time. As of December 31, 2014, approximately 441 of our employees, at six of our 78 facilities, were represented by labor unions who are covered by collective bargaining agreements. In addition, a labor union represented employees at one CRC facility and that facility is currently in the process of negotiating a collective bargaining agreement. We are not otherwise currently renegotiating the collective bargaining agreements for any of our facilities. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future. The Royal College of Nursing is the trade union for all full and part-time nurses, nursing cadets and healthcare assistants in the U.K.

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

Seasonality of Demand for Services

Our residential recovery and other inpatient facilities typically experience lower patient volumes and revenue during the holidays, and our child and adolescent facilities typically experience lower patient volumes and revenue during the summer months, holidays and other periods when school is out of session.

Pro Forma Financial Information

This report contains certain unaudited information, including revenue and operating statistics based on revenue, that is presented on a pro forma basis assuming that acquisitions we completed during 2013 and 2014 occurred as of an earlier date. The unaudited pro forma information gives effect to each acquisition as if it occurred on January 1, 2013. Management believes that the pro forma financial information is helpful given the rapid growth of Acadia through acquisitions. The unaudited pro forma financial information has been prepared using the acquisition method of accounting for business combinations under Generally Accepted Accounting Principles (“GAAP”). The unaudited pro forma financial information is for illustrative purposes only and does not purport to represent what our financial condition or results of operations actually would have been had the events in fact occurred on the assumed date or to project our financial condition or results of operations for any future date or future period. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this report and the financial statements of Acadia and the acquired companies in other reports that we have filed with the SEC.

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the Investors webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy materials filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file or furnish information electronically with the SEC at www.sec.gov. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Fluctuations in our operating results, quarter to quarter earnings and other factors may result in significant decreases in the price of our common stock.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our facilities as profitably as we have in the past or as our investors expect us to in the future, the market price of our common stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry.

Our revenues and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenues is derived from government healthcare programs, principally Medicare and Medicaid. As of December 31, 2014, Acadia derived approximately 58% of its revenues from the Medicare and Medicaid programs and CRC derived approximately 31% of its revenue from the Medicare and Medicaid programs.

Government payors, such as Medicaid, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments, are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. Government payors also tend to pay on a slower schedule. In addition to limiting the amounts they will pay for the services we provide their members, government payors may, among other things, impose prior authorization and concurrent utilization review programs that may further limit the services for which they will pay and shift patients to lower levels of care and reimbursement. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our business, financial condition or results of operations could be adversely affected. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

Commercial payors such as managed care organizations, private health insurance programs and labor unions generally reimburse us for the services rendered to insured patients based upon contractually determined rates. These commercial payors are under significant pressure to control healthcare costs. In addition to limiting the amounts they will pay for the services we provide their members, commercial payors may, among other things, impose prior authorization and concurrent utilization review programs that may further limit the services for which they will pay and shift patients to lower levels of care and reimbursement. These actions may reduce the amount of revenue we derive from commercial payors.

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

As of December 31, 2014, we had approximately $1.1 billion of total debt, which included approximately $527.5 million of debt under our Amended and Restated Senior Credit Facility (before a discount of $1.9 million), $97.5 million (before a discount of $1.1 million) of debt under our 12.875% Senior Notes, $150.0 million of debt under our 6.125% Senior Notes, $300.0 million of debt under our 5.125% Senior Notes, and $24.3 million (including a premium of $1.6 million) of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (the “9.0% and 9.5% Revenue Bonds”). To finance our acquisition of CRC in February 2015, we also borrowed $500 million under the TLB Facility and $25 million under our existing revolving credit facility, and issued $375 million of 5.625% Senior Notes. See Item 1. Business – Financing Transactions for additional details regarding our outstanding indebtedness.

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

Our financing arrangements impose, and the terms of any future debt may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional debt and issue certain preferred stock;

•	pay dividends on our common stock or redeem, repurchase or retire our equity interests or subordinated debt;

•	transfer or sell our assets;

•	make certain payments or investments;

•	make capital expenditures;

•	create certain liens on assets;

•	create restrictions on the ability of our subsidiaries to pay dividends or make other payments to us;

•	engage in certain transactions with our affiliates; and

•	merge or consolidate with other companies.

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

We may incur substantial additional debt, including additional notes and other debt, in the future. Although the indentures governing our outstanding Senior Notes and our Amended and Restated Senior Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our debt, including a default under the Amended and Restated Senior Credit Facility or the indentures governing our Senior Notes, and the remedies sought by the holders of such debt, could adversely affect our ability to pay the principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including the Amended and Restated Senior Credit Facility and the indentures governing the Senior Notes), we would be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under the Amended and Restated Senior Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such debt, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the indentures governing the Senior Notes and the agreement governing the Amended and Restated Senior Credit Facility have customary cross-default provisions, if the debt under the Senior Notes or the Amended and Restated Senior Credit Facility is accelerated, we may be unable to repay or refinance the amounts due.

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our securities.

Because the patients we treat suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, assaults and elopements, occur from time to time. If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on our business, financial condition and results of operations. In addition, we have been and could become the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our securities or adversely impact our reputation and how our referral sources and payors view us.

Our facilities acquired from Partnerships in Care rely on publicly funded entities in the United Kingdom for over 98% of their revenue, and the loss or reduction of such funding or changes to procurement methods could negatively impact occupancy rates which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

Referrals to Partnerships in Care’s services by NHS accounted for over 98% of its revenue for the six months ended December 31, 2014. There is a risk that budget constraints, public spending cuts (such as the cuts announced by the United Kingdom government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause NHS to reduce funding for the types of services that our Partnerships in Care facilities provide. For example, in 2010, NHS announced a period of austerity and reduced spending and outsourcing of medical health treatment, which adversely affected Partnerships in Care’s results from 2010 to 2012 until such austerity was relaxed. In addition, policy changes in the United Kingdom could lead to fewer of such services being purchased by publicly funded entities or material changes being made to their procurement practices, or the in-sourcing of mental health services, any of which could materially reduce the revenue of the facilities acquired from Partnerships in Care.

Our facilities acquired from Partnerships in Care may not achieve fee rate increases or may suffer fee rate decreases, which could have an adverse impact on our business, results of operations, financial condition or prospects.

The majority of fee rates that facilities acquired from Partnerships in Care set for their services are subject to annual adjustments. NHS has been under budgetary pressure since the announcement by the U.K. government of the Comprehensive Spending Review in 2010, which imposed cuts on government spending. This resulted in Partnerships in Care being unable to implement material price increases during the last several years (which has adversely affected its results), and there can be no assurance that we will be able to implement price increases in the future. Furthermore, should the effect of any increase in the annual wages or other operating costs of the Partnerships in Care business exceed the effect of any increase in such facilities’ weekly fee rates (which are the basis of the Partnerships in Care facilities’ revenue), we would have to absorb such costs and this could have a material adverse effect on our business, results of operations, financial condition or prospects.

Expanding our operations internationally poses additional risks to our business.

Prior to the acquisition of Partnerships in Care, we were engaged in business activities in the United States and Puerto Rico. The acquisition of Partnerships in Care marked our first entry into a foreign market. Our business or financial performance may be adversely affected due to the risks of operating internationally, including but not limited to the following: economic and political instability, failure to comply with foreign laws and regulations and adverse changes in the health care policy of the United Kingdom (including decreases in funding for the services provided by Partnerships in Care), adverse changes in law and regulations affecting the operations of Partnerships in Care, difficulties and costs of staffing and managing our new operations in the United Kingdom. If any of these events were to materialize, they could lead to disruption of our business, significant expenditures and/or damages to our reputation, which could have a material adverse effect on our results of operations, financial condition or prospects.

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

Integration risks

We must integrate our acquisitions with our existing operations. This process includes the integration of the various components of our business and of the businesses we have acquired or may acquire in the future, including the following:

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

We may not be able to successfully combine the operations of recently acquired facilities with our operations, and even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions with our operations requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies, business cultures and internal controls and compliance. Certain acquisitions involve a capital outlay, and the return that we achieved on any capital invested may be less than the return that we would achieve on our other projects or investments. If we fail to complete the integration of recently acquired facilities, we may never fully realize the potential benefits of the related acquisitions.

We are in the process of integrating the business of Partnerships in Care and CRC into our current business. Successful integration depends on the ability to effect any required changes in operations or personnel, which may entail unforeseen liabilities. The integration of these businesses may expose us to certain risks, including the following: difficulty in integrating these businesses in a cost-effective manner, including the establishment of effective management information and financial control systems; unforeseen legal, regulatory, contractual, employment or other issues arising out of the combination; combining corporate cultures; maintaining employee morale and retaining key employees; potential disruptions to our on-going business caused by our senior management’s focus on integrating these businesses; and performance of the combined assets not meeting our expectations or plans. A failure to properly integrate these businesses could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

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

Assumptions of unknown liabilities

Facilities that we acquire, including the facilities acquired from Partnerships in Care and CRC, may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, liabilities for failure to comply with healthcare laws and regulations and liabilities for unresolved litigation or regulatory reviews. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities, the purchase agreement with Partnerships in Care contained minimal representations and warranties about the entities and business that we acquired. In addition, we have no indemnification rights against the sellers under the Partnerships in Care purchase agreement and all of the purchase price consideration was paid at closing of the Partnerships in Care acquisition. See “Our acquisition of CRC may expose us to unknown or contingent liabilities for which we will not be indemnified” for a discussion of similar risks with our acquisition of CRC. Therefore, we may incur material liabilities for the past activities of acquired entities and facilities. Even in those acquisitions in which we have such rights, we may experience difficulty enforcing the sellers’ obligations, or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included Universal Health Services and private equity firms. Also, suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases. In addition, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our stockholders, result in increased fixed obligations or impede our ability to manage our operations.

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

If we are unable to successfully integrate CRC into our business, our business, financial condition and results of operations may be negatively impacted.

Our acquisition of CRC will result in our being engaged in a new line of business in the operation of comprehensive treatment centers specializing in detoxification and recovery programs. The administration of this new line of business will require implementation of appropriate operations, management, and controls. A failure to properly integrate CRC could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects. We are in the process of integrating CRC’s business into our current business. Successful integration will depend on our ability to effect any required changes in operations or personnel which may entail unforeseen liabilities. The integration of CRC may expose us to certain risks, including the following: difficulty in integrating CRC in a cost-effective manner; difficulty or delay in the establishment of effective management information and financial control systems, as well as controls, procedures and training designed to ensure compliance with the U.S. Drug Enforcement Administration, and other regulatory requirements to which CRC’s business is subject; unforeseen legal, regulatory, contractual, employment or other issues arising out of the combination; combining corporate cultures; maintaining employee morale and retaining key employees; potential disruptions to our on-going business caused by our senior management’s focus on integrating CRC; and performance of the combined assets not meeting our expectations or plans.

Our acquisition of CRC may expose us to unknown or contingent liabilities for which we will not be indemnified.

The facilities we acquired in the acquisition of CRC have been and are currently subject to regulatory investigations, such as investigations by the DOJ’s Drug Enforcement Administration, including for non-compliance with certain regulatory requirements relating to the improper handling of controlled substances, and as a result may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, for failure to comply with healthcare laws and regulations and for unresolved litigation or regulatory reviews. In addition, the facilities we acquired in the acquisition of CRC have been and are from time to time, subject to various claims and legal actions that arise in the ordinary course of business, including claims for damages for personal injuries, wrongful death, medical malpractice, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance or may exceed levels of insurance coverage. These liabilities may increase our costs and harm our business. In addition, a substantial number of our patients addicted to opiates are treated with opioid substitution medications, such as methadone, suboxone and buprenorphine. Opioid substitution medications are prescription medications and have substantial risks associated with them. The facilities we acquired in the acquisition of CRC are currently subject to, and may in the future be subject to, claims arising out of illness, injury or death allegedly caused by opioid replacement therapy. If we are unable to address or manage the risks of claims alleging damages caused by opioid replacement therapy, this could have material adverse impact on our financial condition and results of operations.

We have no indemnification rights against the sellers under the merger agreement related to the acquisition of CRC and all of the purchase price consideration was paid at closing of the acquisition of CRC. Therefore, we may incur material liabilities for the past activities of acquired entities and facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

We incurred significant transaction and acquisition-related costs in connection with the acquisition of CRC.

We incurred substantial costs in connection with the acquisition of CRC including transaction-related expenses. In addition, we may incur additional costs to maintain employee morale and to retain key employees, and we will incur substantial fees and costs related to formulating and executing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The pro forma financial statements were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the acquisition of CRC.

The pro forma financial statements we have filed with the SEC in connection with the acquisition of CRC were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the acquisition of CRC for several reasons. For example, the pro forma financial statements were derived from our historical financial statements and CRC’s and Partnerships in Care’s historical financial statements, and certain adjustments and assumptions have been made regarding us after giving effect to the acquisition of CRC. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with accuracy. Moreover, our actual financial condition and results of operations following the acquisition of CRC may not be consistent with, or evident from, the pro forma financial statements.

In addition, the assumptions used in preparing the pro forma financial data may not prove to be accurate, and other factors may affect our financial condition or results of operations following the acquisition of CRC. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our securities.

Deficiencies in CRC’s internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.

In 2011, a review of inconsistencies in the accounts at one of CRC’s recovery residential treatment facilities resulted in the restatement of certain previously issued consolidated financial statements. During the year ended December 31, 2012, CRC’s management completed the corrective actions to remediate the material weakness in internal control over financial reporting that gave rise to the restatement. Subsequent to the issuance of CRC’s consolidated financial statements for the year ended December 31, 2013, CRC’s management identified errors and made corrections resulting in a restatement of CRC’s 2013, 2012 and 2011 consolidated financial statements as further described in the notes to those financial statements. CRC’s management concluded that these errors were the result of material weaknesses relating to income tax accounting and stock-based compensation, and began to implement corrective actions to remediate the material weaknesses. If we identify any material weakness in the future, their correction would require additional remedial measures which could be costly and time-consuming. In addition, the presence of a material weakness could result in a material misstatement of annual or interim consolidated financial statements which in turn could require us to restate our operating results.

We made certain assumptions relating to the acquisition of CRC in our forecasts that may prove to be materially inaccurate, and we may be unable to achieve the related cost savings or synergies.

We made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of CRC. Our assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of CRC may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the acquisition of CRC, higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that may adversely affect us following the completion of the acquisition of CRC. The anticipated cost savings related to the acquisition of CRC are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, some of which may be beyond our control. For example, we may be unable to eliminate duplicative costs and redundancies in a timely fashion or at all. Other factors that could cause us not to realize the expected cost savings and synergies, include but are not limited to, the following: higher than expected severance costs related to workforce reductions; higher than expected retention costs for employees that will be retained; inability to reduce or eliminate fees relating to professional, outside services and other redundant contracted services in a timely manner or at all; delays in the anticipated timing of activities related to our cost-saving plan including in the reduction of other general and administrative expenses; and other unexpected costs associated with operating our business. In addition, CRC was operating at a net loss for the years ended December 31, 2013 and 2014, which may impact our ability to achieve synergies and profitability from the acquisition of CRC in the near term. Actual cost savings, the costs required to realize the cost savings and the assumptions underlying the cost savings could differ materially from our current expectations, and we cannot assure you that we will achieve the full amount of cost savings on the schedule anticipated or at all.

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

The acquisition of Partnerships in Care expanded our operations to the United Kingdom. Accordingly, a portion of our net revenues currently is and will be derived from operations in the United Kingdom, and we intend to translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

We incurred significant transaction and acquisition-related costs in connection with the Partnerships in Care acquisition.

We incurred substantial costs in connection with the Partnerships in Care acquisition including transaction-related expenses. In addition, we may incur additional costs to maintain employee morale and to retain key employees, and we will incur substantial fees and costs related to formulating and executing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

We made certain assumptions relating to the Partnerships in Care acquisition in our forecasts that may prove to be materially inaccurate.

We made certain assumptions relating to the forecast level of cost savings, growth opportunities, synergies and associated costs of the Partnerships in Care acquisition. Our assumptions relating to the forecast level of cost savings, growth opportunities, synergies and associated costs of the Partnerships in Care acquisition may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the Partnerships in Care acquisition, limited growth opportunities, higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that may adversely affect us. In addition, Partnerships in Care was operating at a net loss for the year ended December 31, 2013 and for the six months ended June 30, 2014, which may impact our ability to capitalize on growth opportunities, achieve synergies and profitability from the Partnerships in Care acquisition in the near term.

We are subject to taxation in certain foreign jurisdictions. Any adverse development in the tax laws of such jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of certain changes in our mix of United States and foreign earnings and other factors, including changes in tax laws.

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

Substantially all of the revenue from CRC’s eating disorder programs, extended care facilities and certain residential treatment facilities is derived from private-pay funding. In addition, a substantial portion of CRC’s revenue from its comprehensive treatment centers and youth programs is from self-payors. Accordingly, a sustained downturn in the U.S. economy could restrain the ability of CRC’s patients and the families of its students to pay for services in all of CRC’s facilities.

Furthermore, the availability of liquidity and capital resources to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under our Amended and Restated Senior Credit Facility and the Senior Notes). A sustained economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the Amended and Restated Senior Credit Facility, causing them to fail to meet their obligations to us.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

Companies operating in the behavioral healthcare industry in the United States are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: billing practices and prices for services; relationships with physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, privacy and security issues associated with health-related information and PHI; EMTALA compliance; handling of controlled substances; certification, licensure and accreditation of our facilities; operating policies and procedures; activities regarding competitors; state and local land use and zoning requirements; and addition or expansion of facilities and services.

Among these laws are the anti-kickback provision of the Social Security Act (the “Anti-Kickback Statute”), the federal physician self-referral (the “Stark Law”), the federal False Claims Act (the “False Claims Act”), and similar state laws. These laws, and particularly the Anti-Kickback Statute and the Stark Law, impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The Office of the Inspector General of the Department of Health and Human Services has issued certain exceptions and safe harbor regulations that outline practices that are deemed acceptable under the Stark Law and Anti-Kickback Statute. While we endeavor to comply with applicable exceptions and safe harbors, certain of our current arrangements with physicians and other potential referral sources may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangements to greater scrutiny. We cannot offer assurances that practices that are outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Stark Law and Anti-Kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than criminal violations.

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

All of our facilities that handle and dispense controlled substances must comply with especially strict federal and state regulations regarding such controlled substances. The potential for theft or diversion of such controlled substances distributed at our facilities for illegal uses has led the federal government as well as a number of states and localities to adopt stringent regulations not applicable to many other types of healthcare providers. Compliance with these regulations is expensive and these costs may increase in the future.

Property owners and local authorities have attempted, and may in the future attempt, to use or enact zoning ordinances to eliminate CRC’s ability to operate a given treatment facility or program. Local governmental authorities in some cases also have attempted to use litigation and the threat of prosecution to force the closure of certain CRC facilities. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed. In addition, such actions may require us to litigate which would increase our costs.

Many of our U.S. facilities are also accredited by third-party accreditation agencies such as The Joint Commission or CARF. If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

Federal, state and local regulations determine the capacity at which our therapeutic education programs for adolescents may be operated. State licensing standards require many such programs to have minimum staffing levels; minimum amounts of residential space per student and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our programs, including those pertaining to fire safety, sewer capacity and other physical plant matters.

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

If we fail to cultivate new or maintain established relationships with referral sources, our business, financial condition or results of operations could be adversely affected.

Our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working relationships with physicians, managed care companies, insurance companies, educational consultants and other referral sources. We may not be able to maintain our existing referral source relationships or develop and maintain new relationships in existing or new markets. If we lose existing relationships with our referral sources, the number of people to whom we provide services may decline, which may adversely affect our revenue. If we fail to develop new referral relationships, our growth may be restrained.

Our facilities acquired from Partnerships in Care operate in a highly regulated business environment, which is subject to political and regulatory scrutiny. Failure to comply with regulations or the introduction of new regulations or standards with which Partnerships in Care does not comply could lead to substantial penalties, including the loss of registration on one or more of our facilities.

The business of the facilities acquired from Partnerships in Care is subject to a high level of regulation and oversight, in particular from: the CQC, the independent regulator for health and adult social care in England; Healthcare Improvement Scotland (“HIS”), the independent regulator for healthcare services in Scotland; Healthcare Inspectorate Wales (“HIW”), the independent regulator for all healthcare services in Wales; and Monitor, the non-departmental public body of the United Kingdom government that serves as the sector regulator for health services in England. The regulatory requirements relevant to Partnerships in Care’s business span the range of Partnerships in Care’s operations from the establishment of new facilities, which are subject to registration requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to the people Partnerships in Care supports, administration of controlled drugs, clinical standards, conduct of Partnerships in Care’s professional and care staff and other requirements.

Inspections by regulators can be carried out on both an announced and, in most cases, unannounced basis, depending on the specific regulatory provisions relating to the different services Partnerships in Care provides. A failure to comply with regulations in the future, the receipt of poor ratings or lower ratings, the receipt of a negative report that leads to a determination of regulatory noncompliance, or Partnerships in Care’s failure to cure any defect noted in an inspection report could result in reputational damage to Partnerships in Care, fines, or the revocation or suspension of the registration or closure of a care facility or service. Additionally, as placing authorities monitor performance, negative changes in regulatory compliance may affect the number of referrals made to Partnerships in Care. In addition, frequent changes are made to regulatory assessment methods.

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

We may be required to spend substantial amounts to comply with statutes and regulations relating to privacy and security of PHI.

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

Furthermore, many states impose similar, and in some cases more restrictive, requirements. For example, some states impose laws governing the use and disclosure of health information pertaining to mental health and/or substance abuse issues that are more stringent than the rules that apply to healthcare information generally. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects.

Violations of the privacy and security regulations could subject our operations to substantial civil monetary penalties and substantial other costs and penalties associated with a breach of data security, including criminal penalties. We may also be subject to substantial reputational harm if we experience a substantial security breach involving PHI.

We may be subject to liabilities from claims brought against us or our facilities.

We are subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. All professional and general liability insurance we purchase is subject to policy limitations and in some cases, an insurance company may defend us subject to a reservation of rights. Insurance companies in at least two matters involving Acadia are defending us subject to a reservation of rights. Management believes that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our facilities. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition or results of operations. Further, insurance premiums have increased year over year and insurance coverage may not be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

Further, under the federal False Claims Act, private parties are permitted to bring qui tam or “whistleblower” lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. We may also be subject to substantial reputational harm as a result of the public announcement of any investigation into such claims.

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

The Health Reform Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Health Reform Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute in order to be found guilty of violating the law. The Health Reform Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Health Reform Legislation provides that a healthcare provider that knowingly retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act.

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

The healthcare industry is highly competitive, and competition among healthcare providers (including hospitals) for patients, physicians and other healthcare professionals has intensified in recent years. There are other healthcare facilities that provide behavioral and other mental health services comparable to at least some of those offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by non-profit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes. Some of our for-profit competitors are local, independent operators or physician groups with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers.

If our competitors are better able to attract patients, recruit and retain physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume and our results of operations may be adversely affected.

NHS is the principal provider of secure mental healthcare services in the United Kingdom, with approximately 70% of the total beds in the United Kingdom. As the preferred provider, there is a bias toward referrals to NHS, and therefore NHS facilities have maintained high occupancy rates. As a result of budget constraints, independent operators have emerged to satisfy the demand for mental health services not supplied by NHS. We face competition in the United Kingdom from other independent sector providers and publicly funded entities for individuals requiring care and for appropriate sites on which to develop or expand facilities in the United Kingdom. Should we fail to compete effectively with our peers and competitors in the industry, or if the competitive environment intensifies, individuals may be referred elsewhere for services that we provide, negatively impacting our ability to secure referrals and limiting the expansion of our business.

The trend by insurance companies and managed care organizations to enter into sole-source contracts may limit our ability to obtain patients.

Insurance companies and managed care organizations in the United States are entering into sole-source contracts with healthcare providers, which could limit our ability to obtain patients since we do not offer the range of services required for these contracts. Moreover, private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could materially adversely affect our business to the extent we are not selected to participate in such networks or if the reimbursement rate in such networks is not adequate to cover the cost of providing the service.

Our performance depends on our ability to recruit and retain quality psychiatrists and other physicians.

The success and competitive advantage of our facilities depends, in part, on the number and quality of the psychiatrists and other physicians on the medical staffs of our facilities and our maintenance of good relations with those medical professionals. Although we employ psychiatrists and other physicians at many of our facilities, psychiatrists and other physicians generally are not employees of our facilities, and, in a number of our markets, they have admitting privileges at competing hospitals providing acute or inpatient behavioral healthcare services. Such physicians (including psychiatrists) may terminate their affiliation with us at any time or admit their patients to competing healthcare facilities or hospitals. If we are unable to attract and retain sufficient numbers of quality psychiatrists and other physicians by providing adequate support personnel and facilities that meet the needs of those psychiatrists and other physicians, they may stop referring patients to our facilities and our results of operations may decline.

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

Our operations depend on the efforts, abilities, and experience of our management and medical support personnel, including our addiction counselors, therapists, nurses, pharmacists, licensed counselors, clinical technicians, and mental health technicians, as well as our psychiatrists and other professionals. We compete with other healthcare providers in recruiting and retaining qualified management, program directors, physicians (including psychiatrists) and support personnel responsible for the daily operations of our business, financial condition or results of operations.

A shortage of nurses, qualified addiction counselors, and other medical support personnel has been a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses, qualified addiction counselors, and other medical support personnel or require us to hire more expensive temporary or contract personnel. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenues. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Our failure either to recruit and retain qualified management, psychiatrists, therapists, counselors, nurses and other medical support personnel or control our labor costs could have a material adverse effect on our results of operations.

Some of our employees are represented by labor unions and any work stoppage could adversely affect our business.

Increased labor union activity could adversely affect our labor costs. As of December 31, 2014, labor unions represented approximately 441 employees at six of our U.S. facilities through eight collective bargaining agreements. With the Partnerships in Care acquisition, the Royal College of Nursing represents nursing employees at all of our facilities in the United Kingdom. As of December 31 2014, a labor union represented employees at one CRC facility and the facility is currently in the process of negotiating a collective bargaining agreement. We cannot assure you that we will be able to successfully negotiate a satisfactory collective bargaining agreement or that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend heavily on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business.

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

A majority of the states in which we operate facilities in the United States have enacted certificate of need (“CON”), laws that regulate the construction or expansion of healthcare facilities, certain capital expenditures or changes in services or bed capacity. In giving approval for these actions, these states consider the need for additional or expanded healthcare facilities or services. Our failure to obtain necessary state approval could (i) result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement, (ii) make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs or (iii) result in the revocation of a facility’s license or the imposition of civil or criminal penalties on us, any of which could harm our business.

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

Although we have facilities in 37 states, the United Kingdom and Puerto Rico, we have substantial operations in each of the United Kingdom, Arkansas and Pennsylvania, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

Our revenues in the United Kingdom, Arkansas and Pennsylvania represented approximately 32% of our revenue for the year ended December 31, 2014, as listed in the following table:

State/Country	% of Total Revenue
United Kingdom	18%
Arkansas	8%
Pennsylvania	6%

Total	32%

This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these states are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

In accordance with our internal policies and procedures, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for the transfer of the individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If we fail to provide appropriate screening and stabilizing treatment, or other appropriate transfers, as required by EMTALA, our hospitals may face substantial civil penalties. Our obligations under EMTALA may increase substantially; CMS has recently sought stakeholder comments concerning the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, such as ours, to accept the transfer of such patients. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA are proposed and adopted, our results of operations may be harmed.

An increase in uninsured or underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the agings of the receivables and historical collection experience. At December 31, 2014, our allowance for doubtful accounts represented approximately 19% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including implementation of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

A cyber security incident could cause a violation of HIPAA and other privacy laws and regulations or result in a loss of confidential data.

A cyber-attack that bypasses our information technology (“IT”), security systems causing an IT security breach, loss of PHI or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition or results of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of PHI, other confidential data or proprietary business information.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of NASDAQ listing rules and may breach the covenants under our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. If we or our independent registered public accounting firm identify any material weakness in our internal control over financial reporting in the future, their correction could require additional remedial measures which could be costly, time-consuming and could have a material adverse effect on our business.

As part of the Partnerships in Care acquisition, we assumed Partnerships in Care’s existing pension plans and a defined contribution plan and are responsible for an underfunded pension liability. In addition, we may be required to increase funding of the pension plans and/or be subject to restrictions on the use of excess cash.

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 187 members in the United Kingdom, most of whom are inactive and retired former employees. As of May 1, 2005, this plan was closed to new participants but then-current participants continue to accrue benefits. As of December 31, 2014, the net deficit recognized under U.K. GAAP in respect of this scheme was £6.2 million. Although this underfunded position was considered in determining the purchase price for Partnerships in Care, it may adversely affect us as follows:

•	Laws and regulations normally require a new funding plan to be agreed upon every three years, with the next new funding plan to be agreed upon with the plan trustees by March 2015. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause us to increase our contributions to the pension plan to cover underfunded liabilities.

•	The pension plan is regulated in the United Kingdom, and trustees represent the interests of covered workers. Laws and regulations could create an immediate funding obligation to the pension plan which could be significantly greater than the £6.2 million as of December 31, 2014, and could impact the ability to use Partnerships in Care’s existing cash or our future excess cash to grow the business or finance other obligations. The use of Partnerships in Care’s cash and future cash flows beyond the operation of Partnerships in Care’s business or the satisfaction of Partnerships in Care’s obligations would require negotiations with the trustees and regulators.

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

Waud Capital Partners, L.L.C. and certain of its affiliates (“Waud Capital Partners”), investment funds affiliated with Bain Capital Partners, LLC (collectively, “Bain Capital”), along with certain current and former members of our management, have certain demand and piggyback registration rights with respect to shares of our common stock beneficially owned by them. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.

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

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and related rules implemented by the SEC and NASDAQ. Enacted in July 2010, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has recently implemented by adopting additional rules and regulations in areas such as executive compensation. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Management expects these laws and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although management is currently unable to estimate these costs with any degree of certainty. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are party to a stockholders agreement with Waud Capital Partners and Bain Capital, which provides them with certain rights over Company matters.

In accordance with the terms of the Amended and Restated Stockholders Agreement, Waud Capital Partners has the right to designate, following the expiration of the current term of directors designated by Waud Capital Partners, one nominee for election to the board of directors of the Company for one additional three-year term. Waud Capital Partners also retains a consent right over the removal of existing directors designated by Waud Capital Partners and any vacancies in such designated board seats may be filled by Waud Capital Partners prior to the expiration of the current terms of such directors. The merger agreement related to our acquisition of CRC provided that one designee of Bain Capital be appointed to our board of directors as a Class III director at the effective time of the merger.

It is possible that the interests of Waud Capital Partners and Bain Capital may in some circumstances conflict with our interests and the interests of our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A listing of our owned and leased facilities is included in Item 1 of this report under the captions “Business-U.S. Operations - U.S. Facilities” and “Business-United Kingdom Operations-U.K. Facilities.” We currently lease approximately 25,000 square feet of office space at 830 Crescent Centre Drive, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition. In September 2014, we entered into a new long-term lease for approximately 54,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Common Stock

Our common stock began trading on November 1, 2011 and is listed for trading on The NASDAQ Global Market under the symbol “ACHC.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the two most recent fiscal years:

	High	Low
Year ended December 31, 2013:
First Quarter	$29.50	$22.64
Second Quarter	$35.78	$27.85
Third Quarter	$41.30	$30.70
Fourth Quarter	$49.14	$37.88

Year ended December 31, 2014:
First Quarter	$53.87	$44.00
Second Quarter	$49.29	$38.76
Third Quarter	$52.37	$43.45
Fourth Quarter	$66.88	$46.87

Stockholders

As of February 27, 2015, there were approximately 263 holders of record of our common stock.

Recent Sales of Unregistered Securities

None, other than as previously reported in connection with the CRC acquisition. See “Business-Overview-Acquisitions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	$—	—	—
November 1 – November 30	5,210	61.09	—	—
December 1 – December 31	—	—	—	—

Total	5,210

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2014, 2013 and 2012, and as of December 31, 2014 and 2013, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2011 and 2010, and as of December 31, 2012, 2011 and 2010, is derived from our audited consolidated financial statements not included herein. The audited financial statements for the periods presented have been reclassified for discontinued operations. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$1,030,784	$735,109	$413,850	$219,704	$64,342
Provision for doubtful accounts	(26,183)	(21,701)	(6,389)	(3,206)	(2,239)

Revenue	1,004,601	713,408	407,461	216,498	62,103
Salaries, wages and benefits(1)	575,412	407,962	239,639	152,609	38,661
Professional fees	52,482	37,171	19,019	8,896	1,675
Supplies	48,422	37,569	19,496	11,349	3,699
Rents and leases	12,201	10,049	7,838	5,576	1,288
Other operating expenses	110,654	80,572	42,777	20,171	6,870
Depreciation and amortization	32,667	17,090	7,982	4,278	976
Interest expense, net	48,221	37,250	29,769	9,191	738
Debt extinguishment costs	—	9,350	—	—	—
Gain on foreign currency derivatives	(15,262)	—	—	—	—
Sponsor management fees	—	—	—	1,347	120
Transaction-related expenses	13,650	7,150	8,112	41,547	918

Income (loss) from continuing operations, before income taxes	126,154	69,245	32,829	(38,466)	7,158
Provision for (benefit from) income taxes(2)	42,922	25,975	12,325	(5,272)	477

Income (loss) from continuing operations	83,232	43,270	20,504	(33,194)	6,681
(Loss) income from discontinued operations, net of income taxes	(192)	(691)	(101)	(1,698)	(471)

Net income (loss)	$83,040	$42,579	$20,403	$(34,892)	$6,210
Income (loss) from continuing operations per share basic	$1.51	$0.87	$0.53	$(1.77)	$0.38
Income (loss) from continuing operations per share diluted	$1.50	$0.86	$0.53	$(1.77)	$0.38
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$94,040	$4,569	$49,399	$61,118	$8,614
Total assets	2,223,590	1,224,659	983,413	412,996	45,395
Total debt	1,096,270	617,136	473,318	277,459	9,984
Total equity	880,965	480,710	432,550	96,365	25,107

(1)	Salaries, wages and benefits for the years ended December 31, 2014, 2013, 2012 and 2011 include $10.1 million, $5.2 million, $2.3 million and $17.3 million, respectively, of equity-based compensation expense.
(2)	On April 1, 2011, the Company and its wholly-owned limited liability company subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the CRC and Partnerships in Care acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the United Kingdom and adapt to the regulatory and business environment in the United Kingdom;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Partnerships in Care facilities on payments received from NHS;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States and the United Kingdom on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the United States and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the United Kingdom for Partnerships in Care and various investigations relating to CRC);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from CRC and Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2014, we operated 78 behavioral healthcare facilities with over 5,800 beds in 24 states, the United Kingdom and Puerto Rico. During the year ended December 31, 2014, we acquired 27 facilities and added 378 new beds to our existing facilities. For the year ending December 31, 2015, we expect to add approximately 500 total beds to facilities we owned as of December 31, 2014.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the United States and the United Kingdom. Management believes that the Company’s recent acquisitions position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Acquisitions

On February 11, 2015, we completed the acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, we issued 5,975,326 shares of our common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states at the acquisition date.

On December 31, 2014, we completed the acquisition of Skyway, a substance abuse facility with 28 beds located in Chico, California, for $0.3 million.

On December 1, 2014, we completed the acquisition of the assets of Croxton, an inpatient psychiatric facility with 24 beds located in Melton Mowbray, Leicestershire, England, for cash consideration of $15.6 million.

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

On July 1, 2014, we completed the acquisition of Partnerships in Care for cash consideration of $661.7 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds at the acquisition date.

On January 1, 2014, we completed the acquisition of Pacific Grove, an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

On December 1, 2013, we completed the acquisition of the assets of Cascade, an inpatient psychiatric facility with 63 beds located in Tukwila, Washington, for cash consideration of $19.6 million.

On October 1, 2013, we completed the acquisition of the assets of Longleaf, an inpatient psychiatric facility with 68 beds located in Alexandria, Louisiana, for cash consideration of $8.3 million.

On August 1, 2013, we completed the acquisition of The Refuge, an inpatient psychiatric facility near Ocala, Florida, with 87 beds, for cash consideration of $14.1 million.

On May 1, 2013, we completed the acquisition of the UMC Facilities, including San Juan Capestrano Hospital in San Juan, Puerto Rico, which is licensed for 108 beds and has a certificate of need for 100 additional beds, and a 75-bed inpatient behavioral healthcare hospital in Tampa, Florida, which opened on October 1, 2013, for cash consideration of $99.4 million.

On January 31, 2013, we completed the acquisition of Delta, a facility with 243 beds located in Memphis, Tennessee with the majority of operating beds dedicated to inpatient psychiatric patients, for cash consideration of $23.0 million.

On January 1, 2013, we completed the acquisition of the assets of Greenleaf, an inpatient psychiatric facility with 50 beds located in Valdosta, Georgia, for cash consideration of $6.3 million.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) NHS in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$1,030,784		$735,109		$413,850
Provision for doubtful accounts	(26,183)		(21,701)		(6,389)

Revenue	1,004,601	100.0%	713,408	100.0%	407,461	100.0%
Salaries, wages and benefits	575,412	57.3%	407,962	57.2%	239,639	58.8%
Professional fees	52,482	5.2%	37,171	5.2%	19,019	4.7%
Supplies	48,422	4.8%	37,569	5.3%	19,496	4.8%
Rents and leases	12,201	1.2%	10,049	1.4%	7,838	1.9%
Other operating expenses	110,654	11.0%	80,572	11.3%	42,777	10.5%
Depreciation and amortization	32,667	3.2%	17,090	2.4%	7,982	2.0%
Interest expense, net	48,221	4.8%	37,250	5.2%	29,769	7.3%
Debt extinguishment costs	—	—%	9,350	1.3%	—	—%
Gain on foreign currency derivatives	(15,262)	(1.5)%	—	—%	—	—%
Transaction related expenses	13,650	1.4%	7,150	1.0%	8,112	2.0%

	878,447	87.4%	644,163	90.3%	374,632	92.0%
Income from continuing operations, before income taxes	126,154	12.6%	69,245	9.7%	32,829	8.0%
Provision for income taxes	42,922	4.3%	25,975	3.6%	12,325	3.0%

Income from continuing operations	$83,232	8.3%	$43,270	6.1%	$20,504	5.0%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $295.7 million, or 40.2%, to $1.0 billion for the year ended December 31, 2014 from $735.1 million for the year ended December 31, 2013. The increase related primarily to revenue generated during the year ended December 31, 2014 from the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility revenue before provision for doubtful accounts increased by $79.1 million, or 10.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, resulting from same-facility growth in patient days of 10.3% and same-facility revenue per day of 0.6%. Consistent with the same-facility patient day growth in 2013, the growth in same-facility patient days for the year ended December 31, 2014 compared to the year ended December 31, 2013 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $26.2 million for the year ended December 31, 2014, or 2.5% of revenue before provision for doubtful accounts, compared to $21.7 million for the year ended December 31, 2013, or 3.0%

of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $23.3 million for the year ended December 31, 2014, or 2.9% of revenue before provision for doubtful accounts, compared to $21.7 million for the year ended December 31, 2013, or 3.0% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $575.4 million for the year ended December 31, 2014 compared to $408.0 million for the year ended December 31, 2013, an increase of $167.4 million. SWB expense included $10.1 million and $5.2 million of equity-based compensation expense for the year ended December 31, 2014 and 2013, respectively. Excluding equity-based compensation expense, SWB expense was $565.3 million, or 56.3% of revenue, for the year ended December 31, 2014, compared to $402.8 million, or 56.4% of revenue, for the year ended December 31, 2013. The $162.5 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility SWB expense was $412.8 million for the year ended December 31, 2014, or 52.4% of revenue, compared to $381.5 million for the year ended December 31, 2013, or 53.7% of revenue.

Professional fees. Professional fees were $52.5 million for the year ended December 31, 2014, or 5.2% of revenue, compared to $37.2 million for the year ended December 31, 2013, or 5.2% of revenue. The $15.3 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility professional fees were $34.2 million for the year ended December 31, 2014, or 4.3% of revenue, compared to $31.2 million, for the year ended December 31, 2013, or 4.4% of revenue.

Supplies. Supplies expense was $48.4 million for the year ended December 31, 2014, or 4.8% of revenue, compared to $37.6 million for the year ended December 31, 2013, or 5.3% of revenue. The $10.8 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility supplies expense was $39.5 million for the year ended December 31, 2014, or 5.0% of revenue, compared to $37.4 million for the year ended December 31, 2013, or 5.3% of revenue.

Rents and leases. Rents and leases were $12.2 million for the year ended December 31, 2014, or 1.2% of revenue, compared to $10.0 million for the year ended December 31, 2013, or 1.4% of revenue. The $2.2 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2013 and 2014 Acquisitions. Same-facility rents and leases were $10.0 million for the year ended December 31, 2014, or 1.3% of revenue, compared to $9.8 million for the year ended December 31, 2013, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $110.7 million for the year ended December 31, 2014, or 11.0% of revenue, compared to $80.6 million for the year ended December 31, 2013, or 11.3% of revenue. The $30.1 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care. Same-facility other operating expenses were $86.3 million for the year ended December 31, 2014, or 11.0% of revenue, compared to $78.2 million for the year ended December 31, 2013, or 11.0% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $32.7 million for the year ended December 31, 2014, or 3.7% of revenue, compared to $17.1 million for the year ended December 31, 2013, or 2.4% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2013 and 2014 and real estate acquired as part of the 2013 and 2014 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $48.2 million for the year ended December 31, 2014 compared to $37.3 million for the year ended December 31, 2013. The increase in interest expense was primarily a result of the issuance of the 5.125% Senior Notes on July 1, 2014.

Gain on foreign currency derivatives. In connection with the acquisition of Partnerships in Care, the Company entered into foreign currency forward contracts in June 2014 in order to fix the exchange rate applicable to the payment of the purchase price on July 1, 2014. Favorable exchange rate changes resulted in an increase in the fair value of the forward contracts and a gain on foreign currency derivatives of $15.3 million for the year ended December 31, 2014.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2013 represent $6.8 million of cash charges and $2.6 million of noncash charges recorded in connection with the redemption of $52.5 million in principal amount of the 12.875% Senior Notes on March 12, 2013.

Transaction-related expenses. Transaction-related expenses were $13.7 million for the year ended December 31, 2014 compared to $7.2 million for the year ended December 31, 2013. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2013 and 2014 Acquisitions, as summarized below (in thousands):

	Year Ended December 31,
	2014	2013
Legal, accounting and other fees	$12,836	$5,535
Severance and contract termination costs	814	1,615

	$13,650	$7,150

Provision for income taxes. For the year ended December 31, 2014, the provision for income taxes was $42.9 million, reflecting an effective tax rate of 34.0%, compared to $26.0 million, reflecting an effective tax rate of 37.5%, for 2013. The decrease in the tax rate for the year ended December 31, 2014 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

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

Salaries, wages and benefits. SWB expense was $408.0 million for the year ended December 31, 2013 compared to $239.6 million for the year ended December 31, 2012, an increase of $168.4 million. SWB expense included $5.2 million and $2.3 million of equity-based compensation expense for the year ended December 31, 2013 and 2012, respectively. Excluding equity-based compensation expense, SWB expense was $402.8 million, or 56.4% of revenue, for the year ended December 31, 2013, compared to $237.4 million, or 58.3% of revenue, for the year ended December 31, 2012. The $165.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to the hiring of additional employees in connection with the 2012 and 2013 Acquisitions. Same-facility SWB expense was $235.4 million for the year ended December 31, 2013, or 53.9% of revenue, compared to $216.2 million for the year ended December 31, 2012, or 54.4% of revenue.

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

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2014 was $115.5 million compared to $65.3 million for the year ended December 31, 2013. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2013 and 2014 Acquisitions and the growth in same-facility operations. Days sales outstanding as of December 31, 2014 was 37 compared to 46 as of December 31, 2013. As of December 31, 2014 and December 31, 2013, we had working capital of $108.2 million and $30.4 million, respectively.

Cash used in investing activities for the year ended December 31, 2014 was $860.8 million compared to $243.0 million for the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2014 primarily consisted of $738.7 million of cash paid for acquisitions. Cash paid for capital expenditures for the year ended December 31, 2014 was $113.2 million, consisting of $28.6 million of routine capital expenditures and $84.6 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.8% of revenue for the year ended December 31, 2014. Cash paid for real estate acquisitions was $23.2 million for the year ended December 31, 2014. Cash used in investing activities for the year ended December 31, 2013 primarily consisted of $164.0 million of cash paid for acquisitions, $68.9 million of cash paid for capital expenditures and $8.1 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the year ended December 31, 2014 was $838.0 million compared to $132.6 million for the year ended December 31, 2013. Cash provided by financing activities for the year ended December 31, 2014 primarily consisted of borrowings on long-term debt instruments of $542.5 million, borrowings on our revolving credit facility of $230.5 million, $374.4 million of proceeds from our issuance of common stock and an excess tax benefit from equity awards of $4.6 million, partially offset by principal payments on our revolving credit facility of $284.0 million, payment of debt issuance costs of $13.0 million, principal payments on long-term debt of $7.7 million, cash paid of $5.0 million as contingent consideration for an acquisition based upon earnings of Park Royal and common stock withheld for minimum statutory taxes of $4.1 million. Cash provided by financing activities for the year ended December 31, 2013 primarily consisted of long-term debt borrowings of $150.0 million in connection with the issuance of the 6.125% Senior Notes, borrowings on our revolving credit facility of $61.5 million, an excess tax benefit from equity awards of $1.8 million and proceeds from stock option exercises of $0.3 million, partially offset by repayment of long-term debt of $52.5 million, principal payments on our revolving credit facility of $8.0 million, principal payments on long-term debt of $7.7 million, payment of premium on note redemption of $6.8 million, payment of debt issuance costs of $4.3 million and equity issuance costs of $0.2 million.

We had total available cash and cash equivalents of $94.0 million, $4.6 million and $49.4 million as of December 31, 2014, 2013 and 2012, respectively, of which approximately $17.4 million, $3.3 million and $0 was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

On June 16, 2014, we entered into the Fifth Amendment to the Amended and Restated Senior Credit Facility. The Fifth Amendment specifically permitted the acquisition of Partnerships in Care, gave us the ability to incur a tranche of term loan B debt in the future through its incremental credit facility, and modified certain of the restrictive covenants on miscellaneous investments and incurrence of miscellaneous liens. The restrictive covenants on investments in joint ventures and foreign subsidiaries were also amended such that we may now invest, in any given fiscal year, up to five percent (5%) of our total assets in both joint ventures and foreign subsidiaries, respectively; provided that the aggregate amount of investments in both joint ventures and foreign subsidiaries, respectively, may not exceed ten percent (10%) of its total assets over the life of the Amended and Restated Senior Credit Facility; provided further that the aggregate amount of investments made in both joint ventures and foreign subsidiaries collectively pursuant to the foregoing may not exceed fifteen percent (15%) of our total assets. Finally, the Fifth Amendment provided increased flexibility to the Company in terms of our financial covenants.

On December 15, 2014, we entered into a Sixth Amendment to our Amended and Restated Credit Agreement. Pursuant to the Sixth Amendment, we incurred $235.0 million of additional term loans. A portion of the additional term loan advance was used to prepay our outstanding revolving loans, and a portion of the additional term loan advance was held as cash on our consolidated balance sheet. The Sixth Amendment also specifically permitted the acquisition of CRC. In connection with the acquisition of CRC, the Sixth Amendment (i) imposed a temporary reserve on our revolving credit facility in the amount of $110.0 million in order to preserve such reserved amounts for later borrowings to partially fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) (the reserve is no longer in effect due to the acquisition of CRC), (ii) permitted the incurrence of an additional incremental term loan facility under the Amended and Restated Credit Agreement partially to fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) and (iii) permitted our issuance of additional senior unsecured indebtedness or senior unsecured bridge indebtedness partially to fund the consideration for the acquisition of CRC.

On February 6, 2015, we entered into the Seventh Amendment to our Amended and Restated Credit Agreement. The Seventh Amendment added Citibank, N.A. as an “L/C Issuer” under the Amended and Restated Credit Agreement in order to permit the rollover of CRC’s existing letters of credit into the Amended and Restated Credit Agreement and increased both the Company’s Letter of Credit Sublimit and Swing Line Sublimit to $20.0 million.

On February 11, 2015, we entered into the First Incremental Amendment to our Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental TLB Facility that was added to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the TLB Facility were used to fund a portion of the purchase price for our acquisition of CRC.

We had $299.6 million of availability under the revolving line of credit as of December 31, 2014. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for March 31, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, we prepaid the December 31, 2014 quarterly TLA Facility principal payment of $1.9 million. We are required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2014. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2014, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through the date of the Sixth Amendment. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

The interest rates and the unused line fee on unused commitments related to the Pro Rata Facilities are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 3.50:1.0	2.25%	1.25%	0.30%
2	3.50:1.0 but < 4.00:1.0	2.50%	1.50%	0.35%
3	4.00:1.0 but < 4.50:1.0	2.75%	1.75%	0.40%
4	4.50:1.0 but < 5.25:1.0	3.00%	2.00%	0.45%
5	5.25:1.0	3.25%	2.25%	0.50%

Eurodollar Rate Loans with respect to the TLB Facility bear interest at the TLB Applicable Rate (as defined below) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the TLB Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “TLB Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.50%, and with respect to Base Rate Loans, 2.50%.

The lenders who provided the TLB Facility are not entitled to benefit from the Company’s maintenance of its financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain its financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the TLB Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2014	N/A	N/A	5.75x	5.50x
2015	6.75x	6.75x	6.50x	6.00x
2016	6.00x	6.00x	6.00x	5.50x
2017	5.50x	5.50x	5.50x	5.00x
2018	5.00x	5.00x	5.00x	4.50x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

June 30, 2014 - September 30, 2015	3.75x

December 31, 2015 and each fiscal quarter thereafter	3.50x

As of December 31, 2014, the Company was in compliance with all of the above covenants.

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

5.125% Senior Notes due 2022

On July 1, 2014, we issued $300.0 million of 5.125% Senior Notes due 2022. The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015.

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

5.625% Senior Notes due 2023

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes due 2023. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015.

The indenture governing the 5.625% Senior Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets and (vii) create liens on assets.

The 5.625% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the 5.625% Senior Notes at its option, in whole or part, at any time prior to February 15, 2018, at a price equal to 100% of the principal amount of the 5.625% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 5.625% Senior Notes, in whole or in part, on or after February 15, 2018, at the redemption prices set forth in the indenture governing the 5.625% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before February 15, 2018, the Company may elect to redeem up to 35% of the aggregate principal amount of the 5.625% Senior Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 31, 2014 and 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$81,620	$200,376	$487,796	$648,102	$1,417,894
Operating leases	9,951	15,415	6,796	18,551	50,713
Purchase and other obligations (b)	3,701	2,362	2,529	30,700	39,292

Total obligations and commitments	$95,272	$218,153	$497,121	$697,353	$1,507,899

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 2.75% per annum for our variable-rate debt based on the rate in place as of December 31, 2014.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016 and related to the acquisition of McCallum in September 2014 that we may make depending upon achievements of certain financial targets over the one-year period ending October 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had standby letters of credit outstanding of $0.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2014 was composed of $570.7 million of fixed-rate debt and $525.6 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $1.6 million on an annual basis based upon our borrowing level at December 31, 2014.

The functional currency for our U.K. facilities is the British pound (“GBP”). Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. dollar and GBPs. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $2.7 million for the six months ended December 31, 2014.

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

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) NHS in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Commercial	$237,041	23.0%	$182,915	24.9%	$83,269	20.1%
Medicare	200,306	19.4%	158,111	21.5%	48,968	11.8%
Medicaid	395,146	38.3%	353,145	48.0%	263,160	63.6%
NHS	149,156	14.5%	—	—%	—	—%
Self-Pay	25,166	2.5%	25,153	3.4%	10,234	2.5%
Other	23,969	2.3%	15,785	2.2%	8,219	2.0%

Revenue before provision for doubtful accounts	1,030,784	100.0%	735,109	100.0%	413,850	100.0%
Provision for doubtful accounts	(26,183)		(21,701)		(6,389)

Revenue	$1,004,601		$713,408		$407,461

The following tables present a summary of our aging of accounts receivable as of December 31, 2014 and 2013:

December 31, 2014

	Current	30-90	90-150	>150	Total

Commercial	14.5%	6.7%	2.6%	3.1%	26.9%
Medicare	15.8%	3.4%	1.7%	3.7%	24.6%
Medicaid	22.2%	4.9%	2.3%	2.8%	32.2%
NHS	2.1%	1.8%	0.1%	—%	4.0%
Self-Pay	1.1%	1.8%	2.2%	6.2%	11.3%
Other	0.3%	0.2%	0.2%	0.3%	1.0%

Total	56.0%	18.8%	9.1%	16.1%	100.0%

December 31, 2013

	Current	30-90	90-150	>150	Total
Commercial	14.7%	7.0%	2.6%	2.6%	26.9%
Medicare	18.1%	5.1%	2.1%	4.0%	29.3%
Medicaid	21.1%	5.5%	2.0%	2.2%	30.8%
Self-Pay	2.4%	2.5%	2.6%	4.8%	12.3%
Other	0.2%	0.1%	0.1%	0.3%	0.7%

Total	56.5%	20.2%	9.4%	13.9%	100.0%

Medicaid accounts receivable as of December 31, 2014 and 2013 included less than $0.6 million and $0.8 million, respectively, of accounts pending Medicaid approval.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report receivables were $1.9 million at December 31, 2014 and were included in other current assets in the consolidated balance sheets. Our cost report liabilities were $0.8 million at December 31, 2013 and were included in other accrued liabilities in the consolidated balance sheets. Management believes that these receivables and liabilities are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.3 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

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

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance for claims in excess of a $250,000 deductible with an insured excess limit of $36 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $16.3 million as of December 31, 2014, of which $4.2 million was included in other accrued liabilities and $12.1 million was included in other long-term liabilities. The professional and general liability reserve was $14.0 million as of December 31, 2013, of which $4.1 million was included in other accrued liabilities and $9.9 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies based on an independent actuarial evaluation. Such receivable was $12.0 million as of December 31, 2014, of which $3.5 million was included in other current assets and $8.5 million was included in other assets, and such receivable was $11.2 million as of December 31, 2013, of which $3.4 million was included in other current assets and $7.8 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $8.4 million as of December 31, 2014, of which $4.8 million was included in accrued salaries and benefits and $3.6 million was included in other long-term liabilities, and such liability was $6.2 million as of December 31, 2013, of which $4.1 million was included in accrued salaries and benefits and $2.1 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 40 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $32.1 million, $16.3 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. We have two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill and other indefinite-lived intangibles in 2014, 2013 and 2012 resulted in no impairment charges.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit Committee and the Compensation Committee, are available on our website at www.acadiahealthcare.com on the Investors webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 830 Crescent Centre Drive, Suite 610, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

The information with respect to securities authorized for issuance under equity compensation plans set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015 is incorporated herein by reference.

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

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (k)

3.2	Amended and Restated Bylaws of the Company (k)

4.1	Indenture, dated as of November 1, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (k)

Exhibit No.	Exhibit Description

4.2	Supplemental Indenture, dated June 17, 2014, to Indenture, dated as of November 1, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (l)

4.	Form of 12.875% Senior Note due 2018. (Included in Exhibit 4.1)

4.4	Registration Rights Agreement, dated as of November 1, 2011, among the Company, the guarantors named therein and Jefferies & Company, Inc. (k)

4.5	Indenture, dated as of March 12, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.6	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.5)

4.7	Registration Rights Agreement, dated March 12, 2013, among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (m)

4.8	Indenture, dated July 1, 2014, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (n)

4.9	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.10	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.8).

4.11	Registration Rights Agreement, dated July 1, 2014, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (n)

4.12	Indenture, dated February 11, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (p)

4.13	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.12).

4.14	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (p)

4.15	Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (k)

4.16	Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (q)

4.17	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.18	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (r)

4.19	Amended and Restated Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (r)

4.20	Second Amended and Restated Registration Rights Agreement, dated as of October 29, 2014, by and among the Company and each of the parties named therein. (j)

4.21	Amendment, dated February 11, 2015, to the Second Amended and Restated Registration Rights Agreement dated as of October 29, 2014, by and among the Company and each of the parties named therein. (p)

4.22	Form of Subscription Agreement and Warrant. (s)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

Exhibit No.	Exhibit Description

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (m)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (t)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (u)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (v)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (w)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (x)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (p)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (p)

†10.10	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (y)

†10.11	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (y)

†10.12	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (y)

†10.13	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (y)

†10.14	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (y)

†10.15	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.16	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (z)

†10.17	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (z)

†10.18	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (z)

†10.19	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (aa)

†10.20	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (bb)

†10.21	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (bb)

†10.22	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (cc)

†10.23	Form of Restricted Stock Unit Agreement. (b)

†10.24	Form of Incentive Stock Option Agreement. (b)

†10.25	Form of Non-Qualified Stock Option Agreement. (b)

†10.26	Form of Restricted Stock Agreement. (b)

†10.27	Form of Stock Appreciation Rights Agreement. (b)

†10.28	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (dd)

†10.29	Nonmanagement Director Compensation Program, effective January 1, 2013. (dd)

10.30	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.31	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

10.32	Underwriting Agreement, dated December 6, 2012, by and among the Company, the selling stockholders named in Schedule B thereof and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the several underwriters named therein. (ee)

Exhibit No.	Exhibit Description

10.33	Purchase Agreement, dated March 7, 2013, by and among the Company, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein. (m)

10.34	Underwriting Agreement, dated June 11, 2014, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the several underwriters named therein, and the Selling Stockholder. (ff)

10.35	Purchase Agreement, dated June 17, 2014, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (l)

10.36	Purchase Agreement, dated February 5, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (gg)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).

(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 18, 2014 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(s)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(t)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(aa)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(bb)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(cc)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(dd)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 7, 2012 (File No. 001-35331.
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 12, 2014 (File No. 001-35331.
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 6, 2015 (File No. 001-35331).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

We acquired Partnerships in Care effective July 1, 2014, McCallum effective September 3, 2014, Croxton effective December 1, 2014 and Skyway effective December 31, 2014. We excluded these facilities from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. For the year ended December 31, 2014, these facilities contributed $155.4 million or 15.5% of our total revenues, and as of December 31, 2014, accounted for $732.0 million or 32.9% of our total assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Acadia Healthcare Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Partnerships in Care, McCallum, Croxton, and Skyway, which are included in the December 31, 2014 consolidated financial statements of Acadia Healthcare Company, Inc. and constituted $732.0 million and $232.0 million of total and net assets, respectively, as of December 31, 2014 and $155.4 million and $8.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Acadia Healthcare Company, Inc. also did not include an evaluation of the internal control over financial reporting of Partnerships in Care, McCallum, Croxton, and Skyway.

In our opinion, Acadia Healthcare Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Acadia Healthcare Company, Inc.

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Healthcare Company, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2015

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$94,040	$4,569
Accounts receivable, net of allowance for doubtful accounts of $22,449 and $18,345, respectively	118,378	95,885
Deferred tax assets	20,155	15,703
Other current assets	41,570	28,969

Total current assets	274,143	145,126
Property and equipment:
Land	132,406	58,947
Building and improvements	858,055	259,523
Equipment	73,584	36,742
Construction in progress	66,268	44,186
Less accumulated depreciation	(60,613)	(29,289)

Property and equipment, net	1,069,700	370,109
Goodwill	802,986	661,549
Intangible assets, net	21,636	20,568
Deferred tax assets – noncurrent	13,141	—
Other assets	41,984	27,307

Total assets	$2,223,590	$1,224,659

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$26,965	$15,195
Accounts payable	48,696	36,026
Accrued salaries and benefits	59,317	37,721
Other accrued liabilities	30,956	25,748

Total current liabilities	165,934	114,690
Long-term debt	1,069,305	601,941
Deferred tax liabilities – noncurrent	63,880	7,971
Other liabilities	43,506	19,347

Total liabilities	1,342,625	743,949
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 59,211,859 and 50,070,980 issued and outstanding as of December 31, 2013 and 2012, respectively	592	501
Additional paid-in capital	847,301	461,807
Accumulated other comprehensive loss	(68,370)	—
Retained earnings	101,442	18,402

Total equity	880,965	480,710

Total liabilities and equity	$2,223,590	$1,224,659

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$1,030,784	$735,109	$413,850
Provision for doubtful accounts	(26,183)	(21,701)	(6,389)

Revenue	1,004,601	713,408	407,461
Salaries, wages and benefits (including equity-based compensation expense of $10,058, $5,249 and $2,267, respectively)	575,412	407,962	239,639
Professional fees	52,482	37,171	19,019
Supplies	48,422	37,569	19,496
Rents and leases	12,201	10,049	7,838
Other operating expenses	110,654	80,572	42,777
Depreciation and amortization	32,667	17,090	7,982
Interest expense, net	48,221	37,250	29,769
Debt extinguishment costs	—	9,350	—
Gain on foreign currency derivatives	(15,262)	—	—
Transaction-related expenses	13,650	7,150	8,112

Total expenses	878,447	644,163	374,632

Income from continuing operations before income taxes	126,154	69,245	32,829
Provision for income taxes	42,922	25,975	12,325

Income from continuing operations	83,232	43,270	20,504
Loss from discontinued operations, net of income taxes	(192)	(691)	(101)

Net income	$83,040	$42,579	$20,403

Basic earnings per share:
Income from continuing operations	$1.51	$0.87	$0.53
Loss from discontinued operations	—	(0.02)	—

Net income	$1.51	$0.85	$0.53

Diluted earnings per share:
Income from continuing operations	$1.50	$0.86	$0.53
Loss from discontinued operations	—	(0.01)	—

Net income	$1.50	$0.85	$0.53

Weighted-average shares outstanding:
Basic	55,063	50,004	38,477
Diluted	55,327	50,261	38,696

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Net income	$83,040	$42,579	$20,403
Other comprehensive loss:
Foreign currency translation loss	(66,206)	—	—
Pension liability adjustment, net of tax of $0.6 million, $0 and $0, respectively	(2,164)	—	—

Other comprehensive loss	(68,370)	—	—

Comprehensive income	$14,670	$42,579	$20,403

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

	Common Stock		Additional Paid- in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at January 1, 2012	32,116	$321	$140,624	$—	$(44,580)	$96,365
Issuances of common stock, net	17,538	176	311,665	—	—	311,841
Common stock issued under stock incentive plans	233	2	958	—	—	960
Equity-based compensation expense	—	—	2,267	—	—	2,267
Excess tax benefit from equity awards	—	—	714	—	—	714
Net income	—	—	—	—	20,403	20,403

Balance at December 31, 2012	49,887	$499	$456,228	$—	$(24,177)	$432,550
Common stock issued under stock incentive plans	184	2	311	—	—	313
Common stock withheld for minimum statutory taxes	—	—	(1,555)	—	—	(1,555)
Equity-based compensation expense	—	—	5,249	—	—	5,249
Excess tax benefit from equity awards	—	—	1,779	—	—	1,779
Issuance of common stock, net	—	—	(205)	—	—	(205)
Net income	—	—	—	—	42,579	42,579

Balance at December 31, 2013	50,071	$501	$461,807	$—	$18,402	$480,710
Common stock issued under stock incentive plans	259	2	568	—	—	570
Common stock withheld for minimum statutory taxes	—	—	(4,669)	—	—	(4,669)
Equity-based compensation expense	—	—	10,058	—	—	10,058
Excess tax benefit from equity awards	—	—	4,617	—	—	4,617
Issuance of common stock, net	8,882	89	374,342	—	—	374,431
Other	—	—	578	—	—	578
Other comprehensive loss	—	—	—	(68,370)	—	(68,370)
Net income	—	—	—	—	83,040	83,040

Balance at December 31, 2014	59,212	$592	$847,301	$(68,370)	$101,442	$880,965

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$83,040	$42,579	$20,403
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	32,667	17,090	7,982
Amortization of debt issuance costs	3,198	2,264	2,507
Equity-based compensation expense	10,058	5,249	2,267
Deferred income tax expense	7,215	10,083	2,847
Loss from discontinued operations, net of taxes	192	691	101
Debt extinguishment costs	—	9,350	—
Gain on foreign currency derivatives	(15,262)	—	—
Other	488	21	(3)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(15,110)	(21,242)	(10,344)
Other current assets	(2,011)	(3,652)	1,583
Other assets	(6,513)	(2,239)	637
Accounts payable and other accrued liabilities	2,793	(848)	485
Accrued salaries and benefits	11,980	2,803	5,142
Other liabilities	2,749	3,181	702

Net cash provided by continuing operating activities	115,484	65,330	34,309
Net cash (used in) provided by discontinued operating activities	(198)	232	(411)

Net cash provided by operating activities	115,286	65,562	33,898
Investing activities:
Cash paid for acquisitions, net of cash acquired	(738,702)	(164,019)	(443,473)
Cash paid for capital expenditures	(113,244)	(68,941)	(27,595)
Cash paid for real estate acquisitions	(23,177)	(8,092)	(53,159)
Settlement of foreign currency derivatives	15,262	—	—
Other	(913)	(1,926)	(417)

Net cash used in investing activities	(860,774)	(242,978)	(524,644)
Financing activities:
Borrowings on long-term debt	542,500	150,000	176,063
Borrowings on revolving credit facility	230,500	61,500	16,000
Principal payments on revolving credit facility	(284,000)	(8,000)	(16,000)
Principal payments on long-term debt	(7,695)	(7,680)	(6,000)
Repayment of long-term debt	—	(52,500)	—
Payment of debt issuance costs	(12,993)	(4,307)	(4,551)
Payment of premium on note redemption	—	(6,759)	—
Issuances of common stock, net	374,431	(205)	311,841
Common stock withheld for minimum statutory taxes, net	(4,099)	(1,242)	960
Excess tax benefit from equity awards	4,617	1,779	714
Cash paid for contingent consideration	(5,000)	—	—
Other	(289)	—	—

Net cash provided by financing activities	837,972	132,586	479,027
Effect of exchange rate changes on cash	(3,013)	—	—

Net increase(decrease) in cash and cash equivalents	89,471	(44,830)	(11,719)
Cash and cash equivalents at beginning of the period	4,569	49,399	61,118

Cash and cash equivalents at end of the period	$94,040	$4,569	$49,399

(continued on next page)

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental Cash Flow Information:
Cash paid for interest	$36,776	$33,270	$27,238

Cash paid for income taxes	$32,257	$16,960	$3,928

Significant Non-Cash Transactions:
Contingent consideration issued in connection with acquisition	$1,467	$—	$6,120

Effect of acquisitions:
Assets acquired, excluding cash	$819,518	$192,928	$482,891
Liabilities assumed	(78,849)	(17,725)	(44,982)
Deposits paid for acquisitions	—	500	11,684
Prior year deposits paid for acquisitions	(500)	(11,684)	—
Contingent consideration issued in connection with acquisition	(1,467)	—	(6,120)

Cash paid for acquisitions, net of cash acquired	$738,702	$164,019	$443,473

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States, the United Kingdom and Puerto Rico. At December 31, 2014, the Company operated 78 behavioral healthcare facilities with over 5,800 beds in 24 states, the United Kingdom and Puerto Rico. On February 11, 2015, the Company completed its acquisition of CRC Health Group, Inc. (“CRC”) for total consideration of approximately $1.3 billion. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. At December 31, 2014, CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $36.9 million, $29.0 million and $21.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Revenue and Accounts Receivable

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) NHS in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type as a percentage of revenue before provision for doubtful accounts:

	Year Ended December 31,
	2014	2013	2012
Commercial	23.0%	24.9%	20.1%
Medicare	19.4	21.5	11.8
Medicaid	38.3	48.0	63.6
NHS	14.5	—	—
Self-Pay	2.5	3.4	2.5
Other	2.3	2.2	2.0

Revenue	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 58%, 70% and 75% of all revenue before provision for doubtful accounts for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 15% and 12% of its revenue for the year ended December 31, 2014 from facilities located in the United Kingdom and Arkansas, respectively, and approximately 17% and 8% of its revenue from facilities located in Arkansas and Mississippi for the year ended December 31, 2013.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $1.9 million at December 31, 2014 and were included in other current assets in the consolidated balance sheets. The Company’s cost report liabilities were $0.8 million at December 31, 2013 and were included in other accrued liabilities in the consolidated balance sheets. Management believes that these receivables and liabilities are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.3 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period
Year ended December 31, 2012	$2,424	$6,389	$(1,329)	$7,484
Year ended December 31, 2013	7,484	21,701	(10,840)	18,345
Year ended December 31, 2014	18,345	26,183	(22,079)	22,449

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $2.5 million, $2.6 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. The Company’s operations have professional and general liability insurance for claims in excess of a $250,000 deductible with an insured excess limit of $36 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $16.3 million as of December 31, 2014, of which $4.2 million was included in other accrued liabilities and $12.1 million was included in other long-term liabilities. The professional and general liability reserve was $14.0 million as of December 31, 2013, of which $4.1 million was included in other accrued liabilities and $9.9 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies based on an independent actuarial evaluation. Such receivable was $12.0 million as of December 31, 2014, of which $3.5 million was included in other current assets and $8.5 million was included in other assets, and such receivable was $11.2 million as of December 31, 2013, of which $3.4 million was included in other current assets and $7.8 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $8.4 million as of December 31, 2014, of which $4.8 million was included in accrued salaries and benefits and $3.6 million was included in other long-term liabilities, and such liability was $6.2 million as of December 31, 2013, of which $4.1 million was included in accrued salaries and benefits and $2.1 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 40 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $32.1 million, $16.3 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2014, 2013 and 2012 resulted in no impairment charges.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2014	2013

Other receivables	$12,713	$6,833
Prepaid expenses	11,746	6,397
Insurance receivable – current portion	3,500	3,400
Workers’ compensation deposits – current portion	4,800	4,100
Income taxes receivable	3,399	4,005
Other	5,412	4,234

Other current assets	$41,570	$28,969

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2014 were $20.9 million, net of accumulated amortization of $9.5 million. Debt issuance costs at December 31, 2013 were $13.3 million, net of accumulated amortization of $6.1 million. Amortization expense related to debt issuance costs, which is reported as interest expense, was $3.2 million and $2.3 million, respectively, for the years ended December 31, 2014 and 2013. Estimated amortization of debt issuance costs for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $4.5 million, $4.6 million, $4.7 million, $4.5 million and $1.6 million, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2013

Accrued interest	$13,013	$5,065
Insurance liability – current portion	4,239	4,139
Contingent consideration	3,000	4,891
Accrued property taxes	2,069	1,819
Other	8,635	9,834

Other accrued liabilities	$30,956	$25,748

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Management is evaluating the impact of ASU 2014-08 on the Company’s consolidated financial statements and does not expect ASU 2014-08 to have a significant impact on the Company’s consolidated financial statements.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012 (in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$83,232	$43,270	$20,504
(Loss) from discontinued operations	(192)	(691)	(101)

Net income (loss)	$83,040	$42,579	$20,403

Denominator:
Weighted average shares outstanding for basic earnings per share	55,063	50,004	38,477
Effects of dilutive instruments	264	257	219

Shares used in computing diluted earnings per common share	55,327	50,261	38,696

Basic net earnings (loss) per share:
Income (loss) from continuing operations	$1.51	$0.87	$0.53
Loss from discontinued operations	—	(0.02)	—

Net income (loss)	$1.51	$0.85	$0.53

Diluted net earnings (loss) per share:
Income (loss) from continuing operations	$1.50	$0.86	$0.53
Loss from discontinued operations	—	(0.01)	—

Net income (loss)	$1.50	$0.85	$0.53

Approximately 0.7 million, 0.6 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2014, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

4. Acquisitions

Croxton

On December 1, 2014, the Company acquired the assets of Croxton Warwick Lodge (“Croxton”), an inpatient psychiatric facility with 24 beds located in Melton Mowbray, Leicestershire, England, for cash consideration of $15.6 million.

Skyway

On December 31, 2014, the Company completed the acquisition of Skyway House (“Skyway”), a substance abuse facility with 28 beds located in Chico, California, for $0.3 million.

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

Partnerships in Care

On July 1, 2014, the Company acquired Partnerships in Care for cash consideration of $661.7 million, which is net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. The Company used $300.0 million of proceeds from the July 1, 2014 sale of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”) (described in Note 7), $374.4 million of proceeds from the June 2014 sale of Acadia common stock (described in Note 8) and borrowings under the

Company’s Amended and Restated Senior Secured Credit Facility to fund the acquisition. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds at the acquisition date.

Pacific Grove

On January 1, 2014, the Company acquired the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. The majority of the goodwill associated with domestic acquisitions completed in 2014 and 2013 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of McCallum and Partnerships in Care.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2014 in connection with the Partnerships in Care and other 2014 acquisitions were as follows (in thousands):

	Partnerships in Care	Other	Total
Cash	$11,674	$—	$11,674
Accounts receivable	7,684	1,849	9,533
Prepaid expenses and other current assets	8,828	186	9,014
Property and equipment	610,477	27,203	637,680
Goodwill	120,364	31,951	152,315
Intangible assets	651	204	855
Other assets	6,897	3,224	10,121

Total assets acquired	766,575	64,617	831,192
Accounts payable	3,958	93	4,051
Accrued salaries and benefits	10,422	—	10,422
Other accrued expenses	6,690	732	7,422
Deferred tax liabilities – noncurrent	49,250	—	49,250
Other liabilities	7,704	—	7,704

Total liabilities assumed	78,024	825	78,849

Net assets acquired	$688,551	$63,792	$752,343

The fair values of assets acquired and liabilities assumed during 2013, at the corresponding acquisition dates, were as follows (in thousands):

	UMC Facilities	Other	Total
Cash	$52	$873	$925
Accounts receivable	4,961	5,840	10,801
Prepaid expenses and other current assets	691	3,039	3,730
Property and equipment	22,347	42,672	65,019
Goodwill	67,589	37,651	105,240
Intangible assets	1,505	1,910	3,415
Other assets	4,712	29	4,741

Total assets acquired	101,857	92,014	193,871
Accounts payable	1,535	7,487	9,022
Accrued salaries and benefits	588	3,079	3,667
Other accrued expenses	315	2,298	2,613
Other liabilities	—	2,360	2,360

Total liabilities assumed	2,438	15,224	17,662

Net assets acquired	$99,419	$76,790	$176,209

Other

The qualitative factors comprising the goodwill acquired in the Greenleaf, Delta, the UMC Facilities, The Refuge, Longleaf, Cascade, Pacific Grove, Partnerships in Care, McCallum, Croxton and Skyway acquisitions (collectively the “2013 and 2014 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Legal, accounting and other fees	$12,836	$5,535	$4,161
Severance and contract termination costs	814	1,615	3,951

	$13,650	$7,150	$8,112

CRC Acquisition

On February 11, 2015, the Company completed its acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. At the acquisition date, CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states.

The preliminary fair values of assets acquired and liabilities assumed in connection with the CRC acquisition are estimated as follows (in thousands). As the acquisition was recently completed on February 11, 2015, these amounts have been estimated on a preliminary basis from historical financial information and are subject to change as acquisition method of accounting is finalized.

Cash	$15,000
Accounts receivable	50,000
Prepaid expenses and other current assets	16,000
Property and equipment	130,000
Goodwill	1,050,500
Intangible assets	15,000
Deferred tax assets - noncurrent	94,000

Total assets acquired	1,370,500
Accounts payable	6,000
Accrued salaries and benefits	23,000
Other accrued expenses	32,500
Long-term debt	895,467
Other liabilities	25,000

Total liabilities assumed	981,967

Net assets acquired	$388,533

Pro Forma Information

The consolidated statements of income for the year ended December 31, 2014 included revenue of $300.4 million and income from continuing operations before income taxes of $23.9 million for acquisitions completed in 2013 and 2014. The consolidated statements of income for the year ended December 31, 2013 included revenue of $80.8 million and loss from continuing operations before income taxes of $0.3 million for acquisitions completed in 2013.

The following table provides certain pro forma financial information for the Company as if the 2013 and 2014 Acquisitions and the CRC acquisition occurred as of January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$1,569,877	$1,480,631

Income from continuing operations, before income taxes	$126,263	$18,652

5. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2014 and 2013 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,330)	$(910)
Non-compete agreements	1,247	1,247	(1,155)	(1,021)

	3,347	3,347	(2,485)	(1,931)
Intangible assets not subject to amortization:
Licenses and accreditations	9,184	8,391	—	—
Trade names	3,000	3,000	—	—
Certificates of need	8,590	7,761	—	—

	20,774	19,152	—	—

Total	$24,121	$22,499	$(2,485)	$(1,931)

Amortization expense related to definite-lived intangible assets was $0.6 million, $0.8 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is $0.5 million, $0.4 million, $0 million, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Discontinued Operations

In 2012, the Company disposed of a facility located in Miami, Florida and recognized a pretax loss on disposal of $0.2 million, which had been included in loss from discontinued operations on the consolidated statements of income. The results of operations of this facility, in addition to certain terminated management contracts, have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$—	$—	$3,576

Net loss from discontinued operations, net of income taxes	$(192)	$(691)	$(101)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans (net of discount of $1,924 and $0, respectively)	$525,576	$292,500
Senior Secured Revolving Line of Credit	—	53,500
12.875% Senior Notes due 2018 (net of discount of $1,080 and $1,283, respectively)	96,420	96,216
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	—
9.0% and 9.5% Revenue Bonds (net of premium of $1,649 and $2,100, respectively)	24,274	24,920

	1,096,270	617,136
Less: current portion	(26,965)	(15,195)

Long-term debt	$1,069,305	$601,941

Amended and Restated Senior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated the Senior Secured Credit Facility (“Amended and Restated Senior Credit Facility”).

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

On December 15, 2014, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to our Amended and Restated Credit Agreement. Pursuant to the Sixth Amendment, we incurred $235.0 million of additional term loans. A portion of the additional term loan advance was used to prepay our outstanding revolving loans, and a portion of the additional term loan advance is being held as cash on the consolidated balance sheet. The Sixth Amendment also specifically permitted the acquisition of CRC. In connection with the acquisition of CRC, the Sixth Amendment (i) imposed a temporary reserve on the Company’s revolving credit facility in the amount of $110.0 million in order to preserve such reserved amounts for later borrowings to partially fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) (the reserve is no longer in effect due to the acquisition of CRC), (ii) permitted the incurrence of an additional incremental term loan facility under the Amended and Restated Credit Agreement partially to fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) and (iii) permitted the issuance of additional senior unsecured indebtedness or senior unsecured bridge indebtedness partially to fund the consideration for the acquisition of CRC.

On February 6, 2015, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to our Amended and Restated Credit Agreement. The Seventh Amendment added Citibank, N.A. as an “L/C Issuer” under the Amended and Restated Credit Agreement in order to permit the rollover of CRC’s existing letters of credit into the Amended and Restated Credit Agreement and increased both the Company’s Letter of Credit Sublimit and Swing Line Sublimit to $20.0 million.

On February 11, 2015, the Company entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to our Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental Term Loan B facility (the “TLB Facility”) that was added to our Amended and Restated Senior Credit Facility, subject to limited conditionality provisions. Borrowings under the TLB Facility were used to fund a portion of the purchase price for our acquisition of CRC.

The Company had $299.6 million of availability under the revolving line of credit as of December 31, 2014. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for March 31, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, the Company prepaid the December 31, 2014 quarterly term loan principal payment of $1.9 million. The Company is required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2014. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2014, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through the date of the Sixth Amendment. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2014, the Company was in compliance with such covenants.

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

5.625% Senior Notes due 2023

On February 11, 2015, the Company issued $375.0 million of 5.625% Senior Notes due 2023. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015.

The indenture governing the 5.625% Senior Notes contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets and (vii) create liens on assets.

The 5.625% Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

The Company may redeem the 5.625% Senior Notes at its option, in whole or part, at any time prior to February 15, 2018, at a price equal to 100% of the principal amount of the 5.625% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 5.625% Senior Notes, in whole or in part, on or after February 15, 2018, at the redemption prices set forth in the indenture governing the 5.625% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before February 15, 2018, the Company may elect to redeem up to 35% of the aggregate principal amount of the 5.625% Senior Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 31, 2014 and December 31, 2013, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Other

The aggregate maturities of long-term debt as of December 31, 2014 were as follows (in thousands):

2015	$26,965
2016	40,360
2017	53,755
2018	67,155
2019	340,555
Thereafter	568,835

Total	$1,097,625

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

Equity Offerings

On June 17, 2014, the Company completed the offering of 8,881,794 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $44.00 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $15.6 million and additional offering-related expenses of $0.8 million, were $374.4 million. The Company used the net offering proceeds to fund a portion of the consideration for the acquisition of Partnerships in Care.

On February 11, 2015, the Company completed its acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness.

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of December 31, 2014, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,671,030 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $10.1 million, $5.2 million and $2.3 million in equity-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $31.3 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

As of December 31, 2014, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $4.1 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the years ended December 31, 2014 and 2013 was $4.6 million and $1.8 million, respectively. No tax benefits were recognized or realized during the year ended December 31, 2012.

Stock option activity during 2013 and 2014 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	555,097	$13.13	7.53	$5,632
Options granted	411,800	30.55	9.30	2,059
Options exercised	(126,662)	9.36	N/A	2,803
Options cancelled	(41,426)	23.50	N/A	N/A

Options outstanding at December 31, 2013	798,809	21.93	8.20	10,700
Options granted	226,663	49.80	9.25	209
Options exercised	(210,199)	14.93	N/A	4,994
Options cancelled	(77,851)	27.85	N/A	N/A

Options outstanding at December 31, 2014	737,422	$32.19	8.09	$14,512

Options exercisable at December 31, 2013	133,647	$11.15	4.81	$3,472

Options exercisable at December 31, 2014	91,947	$28.87	6.30	$3,326

Restricted stock activity during 2013 and 2014 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	318,063	$15.73
Granted	290,845	31.31
Cancelled	(53,056)	21.27
Vested	(94,155)	15.52

Unvested at December 31, 2013	461,697	$24.96
Granted	468,484	48.99
Cancelled	(75,369)	36.36
Vested	(132,784)	22.81

Unvested at December 31, 2014	722,028	$39.77

Restricted stock unit activity during 2013 and 2014 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	68,628	$16.11
Granted	72,876	29.39
Cancelled	—	—
Vested	(45,753)	16.11

Unvested at December 31, 2013	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at December 31, 2014	125,113	$38.73

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Weighted average grant-date fair value of options	$17.14	$11.62
Risk-free interest rate	1.7%	1.0%
Expected volatility	36%	40%
Expected life (in years)	5.5	5.5

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

10. Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$30,834	$13,202	$7,045
State	3,959	2,513	2,553
Foreign	914	177	—

Total current	35,707	15,892	9,598
Deferred:
Federal	2,667	7,802	3,144
State	353	1,786	(417)
Foreign	4,195	495	—

Total deferred provision	7,215	10,083	2,727

Provision for (benefit from) income taxes	$42,922	$25,975	$12,325

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Continuing operations	$42,922	$25,975	$12,325
Discontinued operations	(22)	(544)	(197)

Total	$42,900	$25,431	$12,128

A reconciliation of the U.S. federal statutory rate, from continuing operations, to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory rate on income before income taxes	35.0%	35.0%	35.0%
Impact of foreign operations (1)	(4.2)	(0.3)	—
State income taxes, net of federal tax effect	2.3	4.9	3.8
Permanent differences	1.1	0.8	0.8
Change in valuation allowance	(0.1)	(0.3)	(0.9)
Other	(0.1)	(2.6)	(1.2)

Effective income tax rate	34.0%	37.5%	37.5%

(1)	Our effective tax rate reflects the benefit of having a portion of our operations outside the U.S., most of which are taxed at statutory rates lower than the statutory U.S. rate of 35%, and the benefit of some income being partially exempt from income taxes due to various operating and financing activities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2014 and December 31, 2013 were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$5,082	$905
Fixed asset basis difference	—	1,141
Bad debt allowance	9,028	7,490
Accrued compensation and severance	11,517	7,669
Pension reserves	1,975	—
Insurance reserves	4,621	2,680
Leases	850	1,083
Accrued expenses	41	91
Other assets	1,989	1,553

Total gross deferred tax assets	35,103	22,612
Less: valuation allowance	(4,734)	(124)

Deferred tax assets	30,369	22,488

Deferred tax liabilities:
Fixed asset basis difference	(38,147)	—
Prepaid items	(1,705)	(1,560)
Intangible assets	(21,094)	(13,196)
Other liabilities	(7)	—

Total deferred tax liabilities	(60,953)	(14,756)

Total net deferred tax (liability) asset	$(30,584)	$7,732

The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversals of existing temporary differences. Current deferred tax assets at December 31, 2014 and 2013 were $20.2 million and $15.7 million, respectively. Non-current deferred tax assets at December 31, 2014 were $13.1 million. Non-current deferred tax liabilities at December 31, 2014 and 2013 were $63.9 million and $8.0 million, respectively.

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2014 and 2013, the Company carried a valuation allowance against deferred tax assets of $4.7 million and $0.1 million, respectively.

The Company fully utilized all federal net operating loss carryforwards as of the period ended December 31, 2012. The foreign net operating loss carryforward as of December 31, 2014 is approximately $23.7 million and has no expiration. In addition, the Company has certain foreign tax credits which do not have an expiration date.

The Company has state net operating loss carryfowards at December 31, 2014 and 2013 of approximately $7.1 million and $18.5 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2031 to 2033. In addition, the Company has certain state tax credits which will begin to expire in 2026 if not utilized.

Income taxes receivable was $3.4 million and $4.0 million at December 31, 2014 and 2013, respectively, and was included in other current assets in the consolidated balance sheet. Income taxes payable of $0.1 million at December 31, 2014 was included in other accrued liabilities in the consolidated balance sheet. In addition, income taxes payable of $2.4 million and $1.3 million at December 31, 2014 and 2013, respectively, were included in other liabilities in the consolidated balance sheet. The balance in other liabilities relates to certain unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$1,893	$1,195	$1,050
Additions based on tax positions related to the current year	—	321	262
Additions for tax positions of prior years	1,030	377	—
Reductions as a result of the lapse of applicable statutes of limitations	—	—	(117)

Balance at December 31	$2,923	$1,893	$1,195

The Company’s continuing accounting policy is to recognize interest and penalties related to income tax matters as a component of tax expense in the consolidated statements of income. The Company recognized interest and penalties relative to uncertain tax positions of $0.3 million and $0.1 million for the period ending December 31, 2014 and 2013, respectively. No interest or penalties were recognized relative to uncertain tax positions during the year ended December 31, 2012. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2011 through 2014. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In foreign jurisdictions, the Company may be subject to examination for calendar years 2010 through 2014. Generally, for state tax purposes, the Company’s 2010 through 2014 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

One of the Company’s Puerto Rico subsidiaries was granted a tax exemption for which a tax credit of up to 15% of eligible payroll expenses is available to offset up to 50% of the income taxes attributed to that entity. The tax exemption will expire on December 31, 2017.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2014, undistributed earnings of the foreign subsidiaries amounted to approximately $20.7 million. The amount of unrecognized deferred tax liability related to these temporary differences is not practicable at this time as this could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, and the opportunity to use foreign tax credits.

11. Derivatives

The Company entered into two foreign currency forward contracts in June 2014 in connection with the Partnerships in Care acquisition. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP on July 1, 2014. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815,

Derivatives and Hedging. As such, gains associated with changes in fair value of $15.3 million for the year ended December 31, 2014 have been recorded in the consolidated statements of income. The final fair value of the foreign currency forward contracts settled on July 1, 2014.

12. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of December 31, 2014 and 2013 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2014	2013	2014	2013
Amended and Restated Senior Credit Facility	$525,576	$346,000	$525,576	$346,000

12.875% Senior Notes due 2018	$96,420	$96,216	$109,688	$118,706

6.125% Senior Notes due 2021	$150,000	$150,000	$153,000	$155,625

5.125% Senior Notes due 2022	$300,000	—	$295,500	—

9.0% and 9.5% Revenue Bonds	$24,274	$24,920	$24,274	$24,920

Contingent consideration liabilities	$3,000	$6,500	$3,000	$6,500

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liabilities were categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liabilities were valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the year ended December 31, 2014, the Company changed its projections of the timing of future payments for the Park Royal contingent consideration liability. This change resulted in a $0.5 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of income. During the year ended December 31, 2014, the Company paid $5.0 million of the estimated $7.0 million Park Royal contingent consideration liability as a result of the facility achieving certain earnings targets. The Company may make an earn-out payment of up to $6.0 million, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending October 31, 2015. During the year ended December 31, 2014, the Company changed its probability of achieving future earnings for the McCallum contingent consideration liability. This change resulted in a $0.5 million decrease in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of income.

13. Leases

The Company is obligated under certain operating leases to rent space for its facilities and other office space. The original terms of the leases typically range from five to ten years, with optional renewal periods.

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows as of December 31, 2014 (in thousands):

2015	$9,951
2016	8,976
2017	6,439
2018	4,118
2019	2,678
Thereafter	18,551

Total minimum rental obligations	$50,713

During the years ended December 31, 2014, 2013 and 2012, rent expense was $12.2 million, $10.0 million and $7.8 million, respectively.

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

15. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the U.S. Facilities) and its facilities in the United Kingdom (the U.K. Facilities) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At December 31, 2014, the U.S. Facilities included 54 behavioral healthcare facilities with approximately 4,600 beds in 24 states and Puerto Rico, and the U.K. Facilities included 24 behavioral healthcare facilities with approximately 1,300 beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue:
U.S. Facilities	$850,625	$710,695	$406,718
U.K. Facilities	151,127	—	—
Corporate and Other	2,849	2,713	743

	$1,004,601	$713,408	$407,461

Segment EBITDA (1):
U.S. Facilities	$209,668	$172,625	$102,443
U.K. Facilities	39,832	—	—
Corporate and Other	(34,012)	(27,291)	(21,484)

	$215,488	$145,334	$80,959

	Year Ended December 31,
	2014	2013	2012

Segment EBITDA (1)	$215,488	$145,334	$80,959
Plus (less):
Equity-based compensation expense	(10,058)	(5,249)	(2,267)
Gain on foreign currency derivatives	15,262	—	—
Debt extinguishment costs	—	(9,350)	—
Transaction-related expenses	(13,650)	(7,150)	(8,112)
Interest expense, net	(48,221)	(37,250)	(29,769)
Depreciation and amortization	(32,667)	(17,090)	(7,982)

Income (loss) from continuing operations before income taxes	$126,154	$69,245	$32,829

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2014	$661,549	$—	$—	$661,549
Increase from 2014 acquisitions	31,951	120,364	—	152,315
Foreign currency translation loss	—	(11,323)	—	(11,323)
Other	445	—	—	445

Balance at December 31, 2014	$693,945	$109,041	$—	$802,986

	December 31,
	2014	2013
Assets (2):
U.S. Facilities	$1,327,563	$1,155,813
U.K. Facilities	726,693	—
Corporate and Other	169,334	68,846

	$2,223,590	$1,224,659

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, debt extinguishment costs, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $478.1 million, U.K. Facilities of $578.6 million and corporate and other of $13.0 million at December 31, 2014. Assets include property and equipment for the U.S. Facilities of $358.7 million and corporate and other of $11.4 million at December 31, 2013.

16. Employee Benefit Plans

Defined Contribution Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the United States. The Company may, at its discretion, make contributions to the plan. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $0.1 million, $0.3 million and $0.1 million, respectively, to the 401(k) plan.

Partnerships in Care Pension Plan

As part of the acquisition of Partnerships in Care on July 1, 2014, the Company assumed a frozen contributory defined benefit retirement plan (“Partnerships in Care Pension Plan”) covering substantially all of the employees of Partnerships in Care and its subsidiaries prior to May 1, 2005. The benefits under the Partnerships in Care Pension Plan are primarily based on years of service and final average earnings.

The Company accounts for the Partnerships in Care Pension Plan in accordance with ASC 715-30 “Compensation — Defined Benefit Plans”, (“ASC 715-30”). In accordance with ASC 715-30, the Company recognizes the unfunded liability of the Partnerships in Care Pension Plan on the Company’s consolidated balance sheet and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss). The measurement date of the Partnerships in Care Pension Plan’s assets and liabilities coincides with the Company’s year-end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases, when applicable, expected long-term returns on plan assets and consider expected age of retirement and mortality. Expected return on plan assets is determined by using the specific asset distribution at the measurement date.

The Partnerships in Care Pension Plan pension liability was $7.6 million as of July 1, 2014. The following table summarizes the funded status of the Partnerships in Care Pension Plan based upon actuarial valuations prepared as of the most recent valuation date of December 31, 2014 (in thousands):

Reconciliation of funded status:
Projected benefit obligation	$66,910
Fair value of plan assets	57,356

Funded status	$9,554

The following table summarizes changes in the Partnerships in Care Pension Plan pension liability (in thousands):

Pension liability at July 1, 2014	$7,602
Employer contributions	(825)
Net pension benefit expense	729
Pension liability adjustment	2,758
Foreign currency translation loss	(710)

Pension liability at December 31, 2014	$9,554

A pension liability of $9.6 million is recorded within other liabilities on the consolidated balance sheet as of December 31, 2014. The following assumptions were used to determine the plan benefit obligation:

Discount rate	3.6%
Compensation increase rate	3.4%
Measurement date	December 31, 2014

A summary of the components of net pension plan expense for the six months ended December 31, 2014 is as follows (in thousands):

Interest cost on projected benefit obligation	$1,389
Service cost on projected benefit obligation	545
Expected return on assets	(1,205)

Total pension plan expense	$729

Assumptions used to determine the net periodic pension plan expense for the six months ended December 31, 2014 were as follows:

Discount rate	3.6%
Expected long-term rate of return on plan assets	4.3%

The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income. The accumulated other comprehensive loss related to the Partnerships in Care Pension Plan for the year ended December 31, 2014 was $2.8 million ($2.2 million net of taxes).

The trustees of the Partnerships in Care Pension Plan are required to invest assets in the best interest of the Partnerships in Care Pension Plan’s members and also ensure liquid assets are available to make benefit payments as they become due. Performance of the Partnerships in Care Pension Plan’s assets are monitored quarterly, at a minimum, and asset allocations are adjusted as needed. The Partnerships in Care Pension Plan’s weighted-average asset allocations by asset category as of December 31, 2014 were as follows:

Cash and cash equivalents	1.3%
United Kingdom government obligation	16.1%
Equity securities	43.6%
Debt securities	34.1%
Other	4.9%

As of December 31, 2014, the Partnerships in Care Pension Plan cash and cash equivalents were classified as Level 1 in the GAAP fair value hierarchy. Fair values were based on utilizing quoted prices (unadjusted) in active markets for identical assets. The United Kingdom government obligations, equity securities, debt securities and other investments were classified as Level 2 in the GAAP fair value hierarchy. Fair values were based on data points that are observable, such as quoted prices, interest rates and yield curves.

17. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2014 and 2013. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	(In thousands except per share amounts)
2014:
Revenue	$201,418		$213,803		$294,479		$294,901
Income from continuing operations before income taxes	$20,796		$37,362	(1)	$33,156	(1)	$34,840
Net income	$13,058		$22,451	(1)	$25,402	(1)	$22,129
Basic net income per share	$0.26		$0.43	(1)	$0.43	(1)	$0.38
Diluted net income per share	$0.26		$0.43	(1)	$0.43	(1)	$0.37

2013:
Revenue	$161,213		$177,494		$184,702		$189,999
Income from continuing operations before income taxes	$6,732	(2)	$20,291		$22,287		$19,935
Net income	$3,738	(2)	$12,197		$14,364		$12,280
Basic net income per share	$0.07	(2)	$0.24		$0.29		$0.25
Diluted net income per share	$0.07	(2)	$0.24		$0.29		$0.24

(1)	Includes gain on foreign currency derivatives of $13.7 million and $1.5 million, in connection with the Partnerships in Care acquisition, for the three months ended June 30, 2014 and September 30, 2014, respectively.
(2)	Includes debt extinguishment costs of $9.4 million, or $5.8 million net of taxes, in connection with the redemption of $52.5 million of the 12.875% Senior Notes on March 12, 2013.

18. Subsequent Events

On February 11, 2015, the Company completed its acquisition of CRC for total consideration of approximately $1.3 billion. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. At the acquisition date, CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states. In connection with the CRC acquisition, on February 11, 2015, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock, borrowed $500.0 million under its TLB Facility and $25.0 million under its revolving credit facility, and issued $375.0 million of 5.625% Senior Notes. See Note 4 – Acquisitions and Note 7 – Long-Term Debt for additional details.

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 5.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$76,685	$17,355	$—	$94,040
Accounts receivable, net	—	100,797	17,581	—	118,378
Deferred tax assets	—	18,395	1,760	—	20,155
Other current assets	—	36,049	5,521	—	41,570

Total current assets	—	231,926	42,217	—	274,143
Property and equipment, net	—	451,943	617,757	—	1,069,700
Goodwill	—	596,611	206,375	—	802,986
Intangible assets, net	—	19,057	2,579	—	21,636
Deferred tax assets – noncurrent	4,563	—	14,244	(5,666)	13,141
Investment in subsidiaries	1,759,337	—	—	(1,759,337)	—
Other assets	202,708	18,727	2,323	(181,774)	41,984

Total assets	$1,966,608	$1,318,264	$885,495	$(1,946,777)	$2,223,590

Current liabilities:
Current portion of long-term debt	$26,750	$—	$215	$—	$26,965
Accounts payable	—	39,486	9,210	—	48,696
Accrued salaries and benefits	—	47,597	11,720	—	59,317
Other accrued liabilities	13,647	7,688	9,621	—	30,956

Total current liabilities	40,397	94,771	30,766	—	165,934
Long-term debt	1,045,246	—	205,833	(181,774)	1,069,305
Deferred tax liabilities – noncurrent	—	21,027	48,519	(5,666)	63,880
Other liabilities	—	33,321	10,185	—	43,506

Total liabilities	1,085,643	149,119	295,303	(187,440)	1,342,625

Total equity	880,965	1,169,145	590,192	(1,759,337)	880,965

Total liabilities and equity	$1,966,608	$1,318,264	$885,495	$(1,946,777)	$2,223,590

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$826,465	$204,319	$—	$1,030,784
Provision for doubtful accounts	—	(23,866)	(2,317)	—	(26,183)

Revenue	—	802,599	202,002	—	1,004,601
Salaries, wages and benefits	10,058	459,297	106,057	—	575,412
Professional fees	—	38,632	13,850	—	52,482
Supplies	—	40,511	7,911	—	48,422
Rents and leases	—	10,136	2,065	—	12,201
Other operating expenses	—	83,835	26,819	—	110,654
Depreciation and amortization	—	22,990	9,677	—	32,667
Interest expense, net	27,199	6,207	14,815	—	48,221
Gain on foreign currency derivatives	(15,262)	—	—	—	(15,262)
Transaction-related expenses	—	12,367	1,283	—	13,650

Total expenses	21,995	673,975	182,477	—	878,447
(Loss) income from continuing operations before income taxes	(21,995)	128,624	19,525	—	126,154
Equity in earnings of subsidiaries	97,414	—	—	(97,414)	—
(Benefit from) provision for income taxes	(7,621)	44,608	5,935	—	42,922

Income (loss) from continuing operations	83,040	84,016	13,590	(97,414)	83,232
Loss from discontinued operations, net of income taxes	—	(192)	—	—	(192)

Net income (loss)	$83,040	$83,824	$13,590	$(97,414)	$83,040

Other comprehensive loss:
Foreign currency translation loss	—	—	(66,206)	—	(66,206)
Pension liability adjustment, net	—	—	(2,164)	—	(2,164)

Other comprehensive loss	—	—	(68,370)	—	(68,370)

Comprehensive income (loss)	$83,040	$83,824	$(54,780)	$(97,414)	$14,670

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$700,407	$34,702	$—	$735,109
Provision for doubtful accounts	—	(20,700)	(1,001)	—	(21,701)

Revenue	—	679,707	33,701	—	713,408
Salaries, wages and benefits	5,249	388,749	13,964	—	407,962
Professional fees	—	34,149	3,022	—	37,171
Supplies	—	35,686	1,883	—	37,569
Rents and leases	—	9,282	767	—	10,049
Other operating expenses	—	72,626	7,946	—	80,572
Depreciation and amortization	—	15,882	1,208	—	17,090
Interest expense, net	35,327	22	1,901	—	37,250
Debt extinguishment costs	9,350	—	—	—	9,350
Transaction-related expenses	—	6,716	434	—	7,150

Total expenses	49,926	563,112	31,125	—	644,163
(Loss) income from continuing operations before income taxes	(49,926)	116,595	2,576	—	69,245
Equity in earnings of subsidiaries	73,538	—	—	(73,538)	—
(Benefit from) provision for income taxes	(18,967)	44,294	648	—	25,975

Income (loss) from continuing operations	42,579	72,301	1,928	(73,538)	43,270
Loss from discontinued operations, net of income taxes	—	(691)	—	—	(691)

Net income (loss)	$42,579	$71,610	$1,928	$(73,538)	$42,579

Comprehensive income (loss)	$42,579	$71,610	$1,928	$(73,538)	$42,579

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$412,161	$1,689	$—	$413,850
Provision for doubtful accounts	—	(6,389)	—	—	(6,389)

Revenue	—	405,772	1,689	—	407,461
Salaries, wages and benefits	2,267	236,182	1,190	—	239,639
Professional fees	—	18,806	213	—	19,019
Supplies	—	19,382	114	—	19,496
Rents and leases	—	7,816	22	—	7,838
Other operating expenses	—	42,121	656	—	42,777
Depreciation and amortization	—	7,874	108	—	7,982
Interest expense, net	29,512	—	257	—	29,769
Transaction-related expenses	—	8,112	—	—	8,112

Total expenses	31,779	340,293	2,560	—	374,632
(Loss) income from continuing operations before income taxes	(31,779)	65,479	(871)	—	32,829
Equity in earnings of subsidiaries	40,251	—	—	(40,251)	—
(Benefit from) provision for income taxes	(11,931)	24,583	(327)	—	12,325

Income (loss) from continuing operations	20,403	40,896	(544)	(40,251)	20,504
Loss from discontinued operations, net of income taxes	—	(101)	—	—	(101)

Net income (loss)	$20,403	$40,795	$(544)	$(40,251)	$20,403

Comprehensive income (loss)	$20,403	$40,795	$(544)	$(40,251)	$20,403

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$83,040	$83,824	$13,590	$(97,414)	$83,040
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(97,414)	—	—	97,414	—
Depreciation and amortization	—	22,990	9,677	—	32,667
Amortization of debt issuance costs	2,748	—	450	—	3,198
Equity-based compensation expense	10,058	—	—	—	10,058
Deferred income tax (benefit) expense	(1,969)	5,231	3,953	—	7,215
Loss from discontinued operations, net of taxes	—	192	—	—	192
Gain on foreign currency derivatives	(15,262)	—	—	—	(15,262)
Other	—	449	39	—	488
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(13,636)	(1,474)	—	(15,110)
Other current assets	—	(2,205)	194	—	(2,011)
Other assets	(1,151)	(6,910)	397	1,151	(6,513)
Accounts payable and other accrued liabilities	—	(5,559)	8,352	—	2,793
Accrued salaries and benefits	—	11,035	945	—	11,980
Other liabilities	—	1,769	980	—	2,749

Net cash (used in) provided by continuing operating activities	(19,950)	97,180	37,103	1,151	115,484
Net cash used in discontinued operating activities	—	(198)	—	—	(198)

Net cash (used in) provided by operating activities	(19,950)	96,982	37,103	1,151	115,286
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(723,064)	(15,638)	—	(738,702)
Cash paid for capital expenditures	—	(83,864)	(29,380)	—	(113,244)
Cash paid for real estate acquisitions	—	(23,177)	—	—	(23,177)
Settlement of foreign currency derivatives	15,262	—	—	—	15,262
Other	—	(913)	—	—	(913)

Net cash used in investing activities	15,262	(831,018)	(45,018)	—	(860,774)
Financing activities:
Borrowings on long-term debt	542,500	—	—	—	542,500
Borrowings on revolving credit facility	230,500	—	—	—	230,500
Principal payments on revolving credit facility	(284,000)	—	—	—	(284,000)
Principal payments on long-term debt	(7,500)	—	(1,346)	1,151	(7,695)
Payment of debt issuance costs	(12,993)	—	—	—	(12,993)
Issuance of common stock, net	374,431	—	—	—	374,431
Common stock withheld for minimum statutory taxes, net	(4,099)	—	—	—	(4,099)
Excess tax benefit from equity awards	4,617	—	—	—	4,617
Cash paid for contingent consideration	—	(5,000)	—	—	(5,000)
Other	—	(289)	—	—	(289)
Cash (used in) provided by intercompany activity	(838,768)	816,010	23,135	(377)	—

Net cash provided by financing activities	4,688	810,721	21,789	774	837,972

Effect of exchange rate changes on cash	—	—	(3,013)	—	(3,013)

Net increase in cash and cash equivalents	—	76,685	10,861	1,925	89,471
Cash and cash equivalents at beginning of the period	—	—	6,494	(1,925)	4,569

Cash and cash equivalents at end of the period	$—	$76,685	$17,355	$—	$94,040

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$42,579	$71,610	$1,928	$(73,538)	$42,579
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(73,538)	—	—	73,538	—
Depreciation and amortization	—	15,882	1,208	—	17,090
Amortization of debt issuance costs	2,725	—	(461)	—	2,264
Equity-based compensation expense	5,249	—	—	—	5,249
Deferred income tax expense	(754)	10,278	559	—	10,083
Loss from discontinued operations, net of taxes	—	691	—	—	691
Debt extinguishment costs	9,350	—	—	—	9,350
Other	—	21	—	—	21
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(22,768)	1,526	—	(21,242)
Other current assets	—	(3,774)	122	—	(3,652)
Other assets	—	(1,950)	(289)	—	(2,239)
Accounts payable and other accrued liabilities	—	(287)	(561)	—	(848)
Accrued salaries and benefits	—	2,161	642	—	2,803
Other liabilities	—	3,181	—	—	3,181

Net cash (used in) provided by continuing operating activities	(14,389)	75,045	4,674	—	65,330
Net cash used in discontinued operating activities	—	232	—	—	232

Net cash (used in) provided by operating activities	(14,389)	75,277	4,674	—	65,562
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(164,019)	—	—	(164,019)
Cash paid for capital expenditures	—	(68,497)	(444)	—	(68,941)
Cash paid for real estate acquisitions	—	(8,092)	—	—	(8,092)
Other	—	(1,926)	—	—	(1,926)

Net cash used in investing activities	—	(242,534)	(444)	—	(242,978)
Financing activities:
Borrowings on long-term debt	150,000	—	—	—	150,000
Borrowings on revolving credit facility	61,500	—	—	—	61,500
Principal payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Principal payments on long-term debt	(7,500)	—	(180)	—	(7,680)
Repayment of long-term debt	(52,500)	—	—	—	(52,500)
Payment of debt issuance costs	(4,307)	—	—	—	(4,307)
Payment of premium on note redemption	(6,759)	—	—	—	(6,759)
Issuance of common stock, net	(205)	—	—	—	(205)
Common stock withheld for minimum statutory taxes, net	(1,242)	—	—	—	(1,242)
Excess tax benefit from equity awards	1,779	—	—	—	1,779
Cash (used in) provided by intercompany activity	(118,377)	117,950	2,352	(1,925)	—

Net cash (used in) provided by financing activities	14,389	117,950	2,172	(1,925)	132,586

Net (decrease) increase in cash and cash equivalents	—	(49,307)	6,402	(1,925)	(44,830)
Cash and cash equivalents at beginning of the period	—	49,307	92	—	49,399

Cash and cash equivalents at end of the period	$—	$—	$6,494	$(1,925)	$4,569

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

Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS	Chairman of the Board and Chief Executive Officer	February 27, 2015
Joey A. Jacobs	(Principal Executive Officer)

/s/ DAVID M. DUCKWORTH	Chief Financial Officer (Principal Financial Officer and	February 27, 2015
David M. Duckworth	Principal Accounting Officer)

/s/ BRUCE A. SHEAR	Executive Vice Chairman, Director	February 27, 2015
Bruce A. Shear

/s/ E. PEROT BISSELL	Director	February 27, 2015
E. Perot Bissell

/s/ CHRISTOPHER R. GORDON	Director	February 27, 2015
Christopher R. Gordon

/s/ WILLIAM F. GRIECO	Director	February 27, 2015
William F. Grieco

/s/ KYLE D. LATTNER	Director	February 27, 2015
Kyle D. Lattner

/s/ WADE D. MIQUELON	Director	February 27, 2015
Wade D. Miquelon

/s/ WILLIAM M. PETRIE	Director	February 27, 2015
William M. Petrie

/s/ HARTLEY R. ROGERS	Director	February 27, 2015
Hartley R. Rogers

/s/ REEVE B. WAUD	Director	February 27, 2015
Reeve B. Waud

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (k)

3.2	Amended and Restated Bylaws of the Company (k)

4.1	Indenture, dated as of November 1, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (k)

4.2	Supplemental Indenture, dated June 17, 2014, to Indenture, dated as of November 1, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (l)

4.	Form of 12.875% Senior Note due 2018. (Included in Exhibit 4.1)

4.4	Registration Rights Agreement, dated as of November 1, 2011, among the Company, the guarantors named therein and Jefferies & Company, Inc. (k)

4.5	Indenture, dated as of March 12, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.6	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.5)

4.7	Registration Rights Agreement, dated March 12, 2013, among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (m)

Exhibit No.	Exhibit Description

4.8	Indenture, dated July 1, 2014, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (n)

4.9	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.10	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.8).

4.11	Registration Rights Agreement, dated July 1, 2014, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (n)

4.12	Indenture, dated February 11, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (p)

4.13	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.12).

4.14	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (p)

4.15	Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (k)

4.16	Amendment, dated as of April 25, 2012, to the Stockholders Agreement, dated as of November 1, 2011, by and among the Company and each of the Waud Capital Partners and management investors named therein. (q)

4.17	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.18	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (r)

4.19	Amended and Restated Registration Rights Agreement, dated April 1, 2011, by and among Acadia Healthcare Holdings, LLC and the other persons party thereto. (r)

4.20	Second Amended and Restated Registration Rights Agreement, dated as of October 29, 2014, by and among the Company and each of the parties named therein. (j)

4.21	Amendment, dated February 11, 2015, to the Second Amended and Restated Registration Rights Agreement dated as of October 29, 2014, by and among the Company and each of the parties named therein. (p)

4.22	Form of Subscription Agreement and Warrant. (s)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (m)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (t)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (u)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (v)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (w)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (x)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (p)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (p)

†10.10	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (y)

Exhibit No.	Exhibit Description

†10.11	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (y)

†10.12	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (y)

†10.13	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (y)

†10.14	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (y)

†10.15	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.16	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (z)

†10.17	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (z)

†10.18	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (z)

†10.19	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (aa)

†10.20	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (bb)

†10.21	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (bb)

†10.22	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (cc)

†10.23	Form of Restricted Stock Unit Agreement. (b)

†10.24	Form of Incentive Stock Option Agreement. (b)

†10.25	Form of Non-Qualified Stock Option Agreement. (b)

†10.26	Form of Restricted Stock Agreement. (b)

†10.27	Form of Stock Appreciation Rights Agreement. (b)

†10.28	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (dd)

†10.29	Nonmanagement Director Compensation Program, effective January 1, 2013. (dd)

10.30	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.31	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

10.32	Underwriting Agreement, dated December 6, 2012, by and among the Company, the selling stockholders named in Schedule B thereof and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the several underwriters named therein. (ee)

10.33	Purchase Agreement, dated March 7, 2013, by and among the Company, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein. (m)

10.34	Underwriting Agreement, dated June 11, 2014, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the several underwriters named therein, and the Selling Stockholder. (ff)

10.35	Purchase Agreement, dated June 17, 2014, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (l)

10.36	Purchase Agreement, dated February 5, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (gg)

21*	Subsidiaries of the Company.

Exhibit No.	Exhibit Description

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 18, 2014 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).

(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(s)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(t)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(aa)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(bb)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(cc)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(dd)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 7, 2012 (File No. 001-35331.
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 12, 2014 (File No. 001-35331.
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 6, 2015 (File No. 001-35331).