Form 10-Q
period 2015-03-31
Acadia Healthcare Company, Inc.
filed 2015-04-29
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 29, 2015, there were 66,435,037 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,032	$94,040
Accounts receivable, net of allowance for doubtful accounts of $24,096 and $22,449, respectively	172,938	118,378
Deferred tax assets	36,812	20,155
Other current assets	77,596	41,570

Total current assets	325,378	274,143
Property and equipment, net	1,229,677	1,069,700
Goodwill	1,904,055	802,986
Intangible assets, net	58,508	21,636
Deferred tax assets – noncurrent	40,494	13,141
Other assets	69,033	41,984

Total assets	$3,627,145	$2,223,590

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$35,309	$26,965
Accounts payable	64,918	48,696
Accrued salaries and benefits	68,711	59,317
Other accrued liabilities	61,722	30,956

Total current liabilities	230,660	165,934
Long-term debt	2,018,681	1,069,305
Deferred tax liabilities – noncurrent	46,635	63,880
Other liabilities	81,382	43,506

Total liabilities	2,377,358	1,342,625
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 65,357,218 and 59,211,859 issued and outstanding as of March 31, 2015 and December 31, 2014	654	592
Additional paid-in capital	1,230,856	847,301
Accumulated other comprehensive loss	(97,759)	(68,370)
Retained earnings	116,036	101,442

Total equity	1,249,787	880,965

Total liabilities and equity	$3,627,145	$2,223,590

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)

Revenue before provision for doubtful accounts	$374,158	$206,119
Provision for doubtful accounts	(8,375)	(4,701)

Revenue	365,783	201,418

Salaries, wages and benefits (including equity-based compensation expense of $3,894 and $1,764, respectively)	205,871	117,575
Professional fees	22,427	10,382
Supplies	16,254	10,064
Rents and leases	5,886	2,769
Other operating expenses	40,527	23,110
Depreciation and amortization	13,104	5,436
Interest expense, net	22,146	9,707
Gain on foreign currency derivatives	(53)	—
Transaction-related expenses	18,416	1,579

Total expenses	344,578	180,622

Income from continuing operations before income taxes	21,205	20,796
Provision for income taxes	6,613	7,775

Income from continuing operations	14,592	13,021
Income from discontinued operations, net of income taxes	2	37

Net income	$14,594	$13,058

Basic earnings per share:
Income from continuing operations	$0.23	$0.26
Income from discontinued operations	—	—

Net income	$0.23	$0.26

Diluted earnings per share:
Income from continuing operations	$0.23	$0.26
Income from discontinued operations	—	—

Net income	$0.23	$0.26

Weighted-average shares outstanding:
Basic	62,530	50,120
Diluted	62,894	50,486

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net income	$14,594	$13,058
Other comprehensive loss:
Foreign currency translation loss	(29,389)	—

Other comprehensive loss	(29,389)	—

Comprehensive (loss) income	$(14,795)	$13,058

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid- in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2014	59,212	$592	$847,301	$(68,370)	$101,442	$880,965
Common stock issued under stock incentive plans	170	2	(2)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(5,110)	—	—	(5,110)
Equity-based compensation expense	—	—	3,894	—	—	3,894
Excess tax benefit from equity awards	—	—	4,310	—	—	4,310
Issuance of common stock, net	5,975	60	380,150	—	—	380,210
Other	—	—	313	—	—	313
Other comprehensive loss	—	—	—	(29,389)	—	(29,389)
Net income	—	—	—	—	14,594	14,594

Balance at March 31, 2015	65,357	$654	$1,230,856	$(97,759)	$116,036	$1,249,787

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating activities:
Net income	$14,594	$13,058
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	13,104	5,436
Amortization of debt issuance costs	1,468	644
Equity-based compensation expense	3,894	1,764
Deferred income tax expense	19,224	2,231
Income from discontinued operations, net of taxes	(2)	(37)
Gain on foreign currency derivatives	(53)	—
Other	378	13
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,957)	(8,694)
Other current assets	(23,758)	952
Other assets	(636)	(1,576)
Accounts payable and other accrued liabilities	1,274	(1,839)
Accrued salaries and benefits	(5,022)	(5,407)
Other liabilities	580	770

Net cash provided by continuing operating activities	18,088	7,315
Net cash provided by discontinued operating activities	134	31

Net cash provided by operating activities	18,222	7,346
Investing activities:
Cash paid for acquisitions, net of cash acquired	(49,618)	(10,000)
Cash paid for capital expenditures	(52,879)	(21,649)
Cash paid for real estate acquisitions	(1,722)	(16,097)
Other	(383)	(178)

Net cash used in investing activities	(104,602)	(47,924)
Financing activities:
Borrowings on long-term debt	875,000	7,500
Borrowings on revolving credit facility	93,000	40,500
Principal payments on long-term debt	(7,938)	(1,875)
Repayment of assumed CRC debt	(904,467)	—
Payment of debt issuance costs	(22,191)	(3,491)
Common stock withheld for minimum statutory taxes, net	(5,110)	(2,112)
Excess tax benefit from equity awards	4,310	2,730

Net cash provided by financing activities	32,604	43,252
Effect of exchange rate changes on cash	(2,232)	—

Net (decrease) increase in cash and cash equivalents	(56,008)	2,674
Cash and cash equivalents at beginning of the period	94,040	4,569

Cash and cash equivalents at end of the period	$38,032	$7,243

Effect of acquisitions:
Assets acquired, excluding cash	$1,428,566	$10,500
Liabilities assumed	(998,738)	—
Issuance of common stock in connection with acquisition	(380,210)	—
Prior year deposits paid for acquisitions	—	(500)

Cash paid for acquisitions, net of cash acquired	$49,618	$10,000

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States, the United Kingdom and Puerto Rico. At March 31, 2015, the Company operated 203 behavioral healthcare facilities with over 8,400 beds in 37 states, the United Kingdom and Puerto Rico. On February 11, 2015, the Company completed its acquisition of CRC Health Group, Inc. (“CRC”) for total consideration of approximately $1.3 billion. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. At the acquisition date, CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states.

Basis of Presentation

The business of the Company is conducted through limited liability companies, partnerships and C-corporations, each of which is a direct or indirect wholly-owned subsidiary of the Company. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, all of which are 100% owned. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$14,592	$13,021
Income from discontinued operations	2	37

Net income	$14,594	$13,058

Denominator:
Weighted average shares outstanding for basic earnings per share	62,530	50,120
Effect of dilutive instruments	364	366

Shares used in computing diluted earnings per common share	62,894	50,486

Basic earnings per share:
Income from continuing operations	$0.23	$0.26
Income from discontinued operations	—	—

Net income	$0.23	$0.26

Diluted earnings per share:
Income from continuing operations	$0.23	$0.26
Income from discontinued operations	—	—

Net income	$0.23	$0.26

Approximately 0.9 million and 0.5 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

CRC

On February 11, 2015, the Company completed its acquisition of CRC Health Group, Inc. (“CRC”) for total consideration of approximately $1.3 billion. As consideration for the acquisition, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness of $904.5 million. CRC is a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders. At the acquisition date, CRC operated 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states.

QAM

On March 1, 2015, the Company acquired the stock of Quality Addiction Management, Inc. (“QAM”) for total consideration of approximately $54.6 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

2014 Acquisitions

On December 1, 2014, the Company acquired the assets of Croxton Warwick Lodge (“Croxton”), an inpatient psychiatric facility with 24 beds located in Melton Mowbray, Leicestershire, England, for cash consideration of $15.6 million. On December 31, 2014, the Company completed the acquisition of Skyway House (“Skyway”), a substance abuse facility with 28 beds located in Chico, California, for cash consideration of $0.3 million. On September 3, 2014, the Company completed the acquisition of McCallum Place (“McCallum”), an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas, for total consideration of $37.4 million. On July 1, 2014, the Company acquired Partnerships in Care for cash consideration of $661.7 million, which was net of cash acquired of $12.0 million and the gain on settlement of the foreign currency derivatives of $15.3 million. Partnerships in Care is the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds at the acquisition date. On January 1, 2014, the Company acquired the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $175.8 million of the goodwill associated with domestic acquisitions completed in 2015 and 2014 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of QAM, CRC, McCallum and Partnerships in Care and the valuation of real property and intangible assets of QAM and CRC.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the three months ended March 31, 2015 in connection with the 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,600	$—	$19,600
Accounts receivable	47,095	877	47,972
Prepaid expenses and other current assets	25,832	—	25,832
Property and equipment	139,478	1,550	141,028
Goodwill	1,052,047	53,521	1,105,568
Intangible assets	37,000	—	37,000
Deferred tax assets – noncurrent	64,688	—	64,688
Other assets	6,478	—	6,478

Total assets acquired	1,392,218	55,948	1,448,166
Accounts payable	5,301	96	5,397
Accrued salaries and benefits	14,860	—	14,860
Other accrued expenses	37,473	—	37,473
Long-term debt	904,467	—	904,467
Other liabilities	36,541	—	36,541

Total liabilities assumed	998,642	96	998,738

Net assets acquired	$393,576	$55,852	$449,428

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2014 in connection with the 2014 acquisitions were as follows (in thousands):

	Partnerships in Care	Other	Total
Cash	$11,674	$—	$11,674
Accounts receivable	7,684	1,849	9,533
Prepaid expenses and other current assets	8,828	186	9,014
Property and equipment	610,477	27,203	637,680
Goodwill	120,839	31,951	152,790
Intangible assets	651	204	855
Other assets	6,897	3,224	10,121

Total assets acquired	767,050	64,617	831,667
Accounts payable	3,958	93	4,051
Accrued salaries and benefits	10,422	—	10,422
Other accrued expenses	7,165	732	7,897
Deferred tax liabilities – noncurrent	49,250	—	49,250
Other liabilities	7,704	—	7,704

Total liabilities assumed	78,499	825	79,324

Net assets acquired	$688,551	$63,792	$752,343

Other

The qualitative factors comprising the goodwill acquired in the Pacific Grove, Partnerships in Care, McCallum, Croxton, Skyway, CRC and QAM acquisitions (collectively the “2014 and 2015 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Advisory and financing commitment fees	$10,337	$—
Legal, accounting and other costs	3,819	1,120
Severance and contract termination costs	4,260	459

	$18,416	$1,579

Pro Forma Information

The condensed consolidated statements of income for the three months ended March 31, 2015 include revenue of $147.6 million and income from continuing operations before income taxes of $20.5 million related to the 2014 and 2015 Acquisitions. The condensed consolidated statements of income for the three months ended March 31, 2014 include revenue of $1.3 million and loss from continuing operations before income taxes of $0.2 million related to acquisitions completed in 2014.

The following table provides certain pro forma financial information for the Company as if the 2014 and 2015 Acquisitions occurred as of January 1, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenue	$421,418	$380,505

Income (loss) from continuing operations, before income taxes	$(13,881)	$(6,718)

4.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,435)	$(1,330)
Non-compete agreements	1,247	1,247	(1,184)	(1,155)

	3,347	3,347	(2,619)	(2,485)

Intangible assets not subject to amortization:
Licenses and accreditations	10,258	9,184	—	—
Trade names	37,800	3,000	—	—
Certificates of need	9,722	8,590	—	—

	57,780	20,774	—	—

Total	$61,127	$24,121	$(2,619)	$(2,485)

In connection with the CRC acquisition, the Company acquired license and accreditation intangible assets with a fair value of $1.1 million, trade name intangible assets with a fair value of $34.8 million and certificate of need intangible assets with a fair value of $1.1 million.

Amortization expense related to definite-lived intangible assets was $0.1 million for both the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $0.5 million, $0.4 million, $0, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land	$167,749	$132,406
Building and improvements	936,929	858,055
Equipment	102,452	73,584
Construction in progress	95,086	66,268

	1,302,216	1,130,313
Less accumulated depreciation	(72,539)	(60,613)

Property and equipment, net	$1,229,677	$1,069,700

6.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans (net of discount of $1,755 and $1,924, respectively)	$519,058	$525,576
Senior Secured Term B Loans (net of discount of $2,457)	496,293	—
Senior Secured Revolving Line of Credit	93,000	—
12.875% Senior Notes due 2018 (net of discount of $1,025 and $1,080, respectively)	96,475	96,420
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	375,000	—
9.0% and 9.5% Revenue Bonds (net of premium of $1,539 and $1,649, respectively)	24,164	24,274

	2,053,990	1,096,270
Less: current portion	(35,309)	(26,965)

Long-term debt	$2,018,681	$1,069,305

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

On February 11, 2015, the Company entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to our Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental Term Loan B facility (the “TLB Facility”) that was added to our Amended and Restated Senior Credit Facility, subject to limited conditionality provisions. Borrowings under the TLB Facility were used to fund a portion of the purchase price for the acquisition of CRC.

On April 22, 2015, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to our Amended and Restated Credit Agreement. The Eighth Amendment changed the definition of “Change of Control” in part to remove a provision whose purpose was, when calculating whether a majority of incumbent directors have approved new directors, that any incumbent director that became a director as a result of a threatened or actual proxy contest was not counted in such calculation.

The Company had $198.1 million of availability under the revolving line of credit as of March 31, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for March 31, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, the Company prepaid the December 31, 2014 quarterly term loan principal payment of $1.9 million. The Company is required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through December 15, 2014. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of March 31, 2015, the Company was in compliance with such covenants.

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

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes (the “5.125% Senior Notes”). The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015.

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

5.625% Senior Notes due 2023

On February 11, 2015, the Company issued $375.0 million of 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2015 and December 31, 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

7.	Equity Offerings

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of March 31, 2015, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,841,011 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $3.9 million and $1.8 million in equity-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $60.8 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years. As of March 31, 2015, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $1.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended March 31, 2015 and 2014 was $4.3 million and $2.7 million, respectively.

Stock option activity during 2014 and 2015 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2014	798,809	$21.93	8.20	$10,700
Options granted	226,663	49.80	9.25	209
Options exercised	(210,199)	14.93	N/A	4,994
Options cancelled	(77,851)	27.85	N/A	N/A

Options outstanding at December 31, 2014	737,422	32.19	8.09	14,512
Options granted	177,500	61.65	9.91	440
Options exercised	(28,435)	20.59	N/A	986
Options cancelled	(1,600)	47.24	N/A	N/A

Options outstanding at March 31, 2015	884,887	$38.38	8.25	$23,790

Options exercisable at December 31, 2014	91,947	$28.87	6.30	$3,326

Options exercisable at March 31, 2015	241,723	$35.52	7.19	$9,478

Restricted stock activity during 2014 and 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2014	461,697	$24.96
Granted	468,484	48.99
Cancelled	(75,369)	36.36
Vested	(132,784)	22.81

Unvested at December 31, 2014	722,028	$39.77
Granted	450,216	61.65
Cancelled	(2,400)	47.24
Vested	(121,236)	33.03

Unvested at March 31, 2015	1,048,608	$49.83

Restricted stock unit activity during 2014 and 2015 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2014	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at December 31, 2014	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at March 31, 2015	218,084	$55.02

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2015 and year ended December 31, 2014:

	March 31, 2015	December 31, 2014

Weighted average grant-date fair value of options	$21.39	$17.14
Risk-free interest rate	1.5%	1.7%
Expected volatility	35%	36%
Expected life (in years)	5.5	5.5

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

The provision for income taxes for continuing operations for the three months ended March 31, 2015 and 2014 reflects effective tax rates of 31.2% and 37.4%, respectively. The decrease in the tax rate for the three months ended March 31, 2015 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

10.	Derivatives

The Company entered into foreign currency forward contracts in March 2015 in connection with acquisitions in the United Kingdom. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP in April 2015. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, gains associated with changes in fair value of $0.1 million for the three months ended March 31, 2015, respectively, have been recorded in the consolidated statements of income. The final fair value of the foreign currency forward contracts settled in April 2015.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 9.0% and 9.5% Revenue Bonds, contingent consideration liabilities and foreign currency derivatives as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Amended and Restated Senior Credit Facility	$1,108,351	$525,576	$1,108,351	$525,576

12.875% Senior Notes due 2018	$96,475	$96,420	$109,200	$109,688

6.125% Senior Notes due 2021	$150,000	$150,000	$155,625	$153,000

5.125% Senior Notes due 2022	$300,000	$300,000	$300,375	$295,500

5.625% Senior Notes due 2023	$375,000	—	$375,488	—

9.0% and 9.5% Revenue Bonds	$24,164	$24,274	$24,164	$24,274

Contingent consideration liabilities	$3,000	$3,000	$3,000	$3,000

Foreign currency derivatives	$53	—	$53	—

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liabilities were categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liabilities were valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the three months ended March 31, 2014, the Company changed its projections of the timing of future payments for the Park Royal contingent consideration liability. This change resulted in a $0.5 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of income. During the year ended December 31, 2014, the Company paid $5.0 million of the estimated $7.0 million Park Royal contingent consideration liability as a result of the facility achieving certain earnings targets. The Company may make an earn-out payment of up to $6.0 million, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending December 31, 2015.

The fair value of the foreign currency forward contracts at March 31, 2015 was categorized as Level 2 in the GAAP fair value hierarchy. The foreign currency forward contracts’ fair market value was calculated using the published foreign exchange rate between the USD and GBP as of March 31, 2015 compared to the exchange rate at the dates of the contracts.

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

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At March 31, 2015, the U.S. Facilities included 179 behavioral healthcare facilities with approximately 7,100 beds in 37 states and Puerto Rico, and the U.K. Facilities included 24 behavioral healthcare facilities with approximately 1,300 beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenue:
U.S. Facilities	$290,507	$200,564
U.K. Facilities	73,315	—
Corporate and Other	1,961	854

	$365,783	$201,418

Segment EBITDA (1):
U.S. Facilities	$76,364	$47,533
U.K. Facilities	18,811	—
Corporate and Other	(16,463)	(8,251)

	$78,712	$39,282

	Three Months Ended March 31,
	2015	2014

Segment EBITDA (1)	$78,712	$39,282
Plus (less):
Equity-based compensation expense	(3,894)	(1,764)
Gain on foreign currency derivatives	53	—
Transaction-related expenses	(18,416)	(1,579)
Interest expense, net	(22,146)	(9,707)
Depreciation and amortization	(13,104)	(5,436)

Income from continuing operations before income taxes	$21,205	$20,796

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2015	$693,945	$109,041	$—	$802,986
Increase from 2015 acquisitions	1,105,240	328	—	1,105,568
Foreign currency translation loss	—	(4,974)	—	(4,974)
Other	475	—	—	475

Balance at March 31, 2015	$1,799,660	104,395	$—	$1,904,055

	March 31, 2015	December 31, 2014
Assets (2):
U.S. Facilities	$2,686,615	$1,327,563
U.K. Facilities	707,603	726,693
Corporate and Other	232,927	169,334

	$3,627,145	$2,223,590

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $625.1 million, U.K. Facilities of $560.3 million and corporate and other of $44.3 million at March 31, 2015. Assets include property and equipment for the U.S. Facilities of $478.1 million, U.K. Facilities of $578.6 million and corporate and other of $13.0 million at December 31, 2014.

14.	Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30)” (“ASU 2015-05”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. Management is evaluating the impact of ASU 2015-03 on the Company’s consolidated financial statements.

15.	Subsequent Events

On April 1, 2015, the Company completed the acquisitions of (i) two facilities from Choice Lifestyles (“Choice”) for approximately $37.8 million, (ii) Pastoral Care Group (“Pastoral”) for approximately $34.5 million and (iii) Mildmay Oaks f/k/a Vista Independent Hospital (“Mildmay Oaks”) for approximately $15.5 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

16.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 5.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Current assets:
Cash and cash equivalents	$—	$14,822	$23,210	$—	$38,032
Accounts receivable, net	—	157,034	15,904	—	172,938
Deferred tax assets	—	34,861	1,951	—	36,812
Other current assets	—	72,708	4,888	—	77,596

Total current assets	—	279,425	45,953	—	325,378
Property and equipment, net	—	626,095	603,582	—	1,229,677
Goodwill	—	1,701,850	202,205	—	1,904,055
Intangible assets, net	—	55,956	2,552	—	58,508
Deferred tax assets – noncurrent	3,917	22,907	13,670	—	40,494
Investment in subsidiaries	3,069,802	—	—	(3,069,802)	—
Other assets	221,093	27,393	2,321	(181,774)	69,033

Total assets	$3,294,812	$2,713,626	$870,283	$(3,251,576)	$3,627,145

Current liabilities:
Current portion of long-term debt	$35,094	$—	$215	$—	$35,309
Accounts payable	—	56,335	8,583	—	64,918
Accrued salaries and benefits	—	58,017	10,694	—	68,711
Other accrued liabilities	15,199	31,683	14,840	—	61,722

Total current liabilities	50,293	146,035	34,332	—	230,660
Long-term debt	1,994,732	—	205,723	(181,774)	2,018,681
Deferred tax liabilities – noncurrent	—	—	46,635	—	46,635
Other liabilities	—	71,825	9,557	—	81,382

Total liabilities	2,045,025	217,860	296,247	(181,774)	2,377,358

Total equity	1,249,787	2,495,766	574,036	(3,069,802)	1,249,787

Total liabilities and equity	$3,294,812	$2,713,626	$870,283	$(3,251,576)	$3,627,145

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Revenue before provision for doubtful accounts	$—	$287,765	$86,393	$—	$374,158
Provision for doubtful accounts	—	(7,419)	(956)	—	(8,375)

Revenue	—	280,346	85,437	—	365,783
Salaries, wages and benefits	3,894	155,699	46,278	—	205,871
Professional fees	—	16,485	5,942	—	22,427
Supplies	—	13,009	3,245	—	16,254
Rents and leases	—	5,117	769	—	5,886
Other operating expenses	—	25,115	15,412	—	40,527
Depreciation and amortization	—	8,711	4,393	—	13,104
Interest expense, net	12,948	5,721	3,477	—	22,146
Gain on foreign currency derivatives	(53)	—	—	—	(53)
Transaction-related expenses	—	18,416	—	—	18,416

Total expenses	16,789	248,273	79,516	—	344,578
(Loss) income from continuing operations before income taxes	(16,789)	32,073	5,921	—	21,205
Equity in earnings of subsidiaries	25,987	—	—	(25,987)	—
(Benefit from) provision for income taxes	(5,396)	10,497	1,512	—	6,613

Income (loss) from continuing operations	14,594	21,576	4,409	(25,987)	14,592
Loss from discontinued operations, net of income taxes	—	2	—	—	2

Net income (loss)	$14,594	$21,578	$4,409	$(25,987)	$14,594

Other comprehensive loss:
Foreign currency translation loss	—	—	(29,389)	—	(29,389)

Other comprehensive loss	—	—	(29,389)	—	(29,389)

Comprehensive income (loss)	$14,594	$21,578	$(24,980)	$(25,987)	$(14,795)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$193,282	$12,837	$—	$206,119
Provision for doubtful accounts	—	(4,510)	(191)	—	(4,701)

Revenue	—	188,772	12,646	—	201,418
Salaries, wages and benefits	1,764	110,653	5,158	—	117,575
Professional fees	—	9,253	1,129	—	10,382
Supplies	—	9,385	679	—	10,064
Rents and leases	—	2,495	274	—	2,769
Other operating expenses	—	21,079	2,031	—	23,110
Depreciation and amortization	—	5,085	351	—	5,436
Interest expense, net	9,111	—	596	—	9,707
Transaction-related expenses	—	1,579	—	—	1,579

Total expenses	10,875	159,529	10,218	—	180,622
(Loss) income from continuing operations before income taxes	(10,875)	29,243	2,428	—	20,796
Equity in earnings of subsidiaries	19,867	—	—	(19,867)	—
(Benefit from) provision for income taxes	(4,066)	10,934	907	—	7,775

Income (loss) from continuing operations	13,058	18,309	1,521	(19,867)	13,021
Income from discontinued operations, net of income taxes	—	37	—	—	37

Net income (loss)	$13,058	$18,346	$1,521	$(19,867)	$13,058

Comprehensive income (loss)	$13,058	$18,346	$1,521	$(19,867)	$13,058

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Operating activities:
Net income (loss)	$14,594	$21,578	$4,409	$(25,987)	$14,594
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(25,987)	—	—	25,987	—
Depreciation and amortization	—	8,711	4,393	—	13,104
Amortization of debt issuance costs	1,578	—	(110)	—	1,468
Equity-based compensation expense	3,894	—	—	—	3,894
Deferred income tax (benefit) expense	646	18,354	224	—	19,224
Loss from discontinued operations, net of taxes	—	(2)	—	—	(2)
Gain on foreign currency derivatives	(53)	—	—	—	(53)
Other	—	364	14	—	378
Change in operating assets and liabilities, net of effect of acquisitions:				—
Accounts receivable, net	—	(8,265)	1,308	—	(6,957)
Other current assets	—	(24,182)	424	—	(23,758)
Other assets	—	(638)	2	—	(636)
Accounts payable and other accrued liabilities	—	6,645	(5,371)	—	1,274
Accrued salaries and benefits	—	(4,440)	(582)	—	(5,022)
Other liabilities	—	762	(182)	—	580

Net cash (used in) provided by continuing operating activities	(5,328)	18,887	4,529	—	18,088
Net cash provided by discontinued operating activities	—	134	—	—	134

Net cash (used in) provided by operating activities	(5,328)	19,021	4,529	—	18,222
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(48,317)	(1,301)	—	(49,618)
Cash paid for capital expenditures	—	(41,426)	(11,453)	—	(52,879)
Cash paid for real estate acquisitions	—	(1,722)	—	—	(1,722)
Other	—	(383)	—	—	(383)

Net cash used in investing activities	—	(91,848)	(12,754)	—	(104,602)
Financing activities:
Borrowings on long-term debt	875,000	—	—	—	875,000
Borrowings on revolving credit facility	93,000	—	—	—	93,000
Principal payments on long-term debt	(7,938)	—	—	—	(7,938)
Repayment of assumed CRC debt	(904,467)	—	—	—	(904,467)
Payment of debt issuance costs	(22,191)	—	—	—	(22,191)
Common stock withheld for minimum statutory taxes, net	(5,110)	—	—	—	(5,110)
Excess tax benefit from equity awards	4,310	—	—	—	4,310
Cash (used in) provided by intercompany activity	(27,276)	10,964	16,312	—	—

Net cash provided by financing activities	5,328	10,964	16,312	—	32,604

Effect of exchange rate changes on cash	—	—	(2,232)	—	(2,232)

Net increase in cash and cash equivalents	—	(61,863)	5,855	—	(56,008)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$14,822	$23,210	$—	$38,032

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the CRC and Partnerships in Care acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the United Kingdom and adapt to the regulatory and business environment in the United Kingdom;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Partnerships in Care facilities on payments received from the National Health Service in the United Kingdom (“NHS”);

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States and the United Kingdom on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the United States and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the United Kingdom for Partnerships in Care and various investigations relating to CRC);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from CRC and Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of fluctuations in foreign exchange rates; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2015, we operated 203 behavioral healthcare facilities with over 8,400 beds in 37 states, the United Kingdom and Puerto Rico. During the three months ended March 31, 2015, we acquired 123 facilities and added 185 new beds to our existing facilities. For the year ending December 31, 2015, we expect to add approximately 500 total beds to facilities we owned as of December 31, 2014.

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

On March 1, 2015, we acquired the stock of QAM for total consideration of approximately $54.6 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

On April 1, 2015, we completed the acquisitions of (i) two facilities from Choice for approximately $37.8 million, (ii) Pastoral for approximately $34.5 million and (iii) Mildmay Oaks for approximately $15.5 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Commercial	$83,474	22.3%	$56,185	27.3%
Medicare	49,145	13.1%	45,686	22.2%
Medicaid	126,324	33.8%	91,770	44.4%
NHS	72,566	19.4%	—	—%
Self-Pay	29,728	7.9%	7,007	3.4%
Other	12,921	3.5%	5,471	2.7%

Revenue before provision for doubtful accounts	374,158	100.0%	206,119	100.0%
Provision for doubtful accounts	(8,375)		(4,701)

Revenue	$365,783		$201,418

The following tables present a summary of our aging of accounts receivable as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Current	30-90	90-150	>150	Total

Commercial	18.8%	9.0%	2.5%	2.1%	32.4%
Medicare	12.6%	2.4%	1.1%	2.5%	18.6%
Medicaid	24.2%	8.0%	1.7%	2.5%	36.4%
NHS	1.4%	0.9%	—%	—%	2.3%
Self-Pay	1.4%	2.2%	1.6%	4.3%	9.5%
Other	0.3%	0.1%	0.1%	0.3%	0.8%

Total	58.7%	22.6%	7.0%	11.7%	100.0%

December 31, 2014

	Current	30-90	90-150	>150	Total

Commercial	14.5%	6.7%	2.6%	3.1%	26.9%
Medicare	15.8%	3.4%	1.7%	3.7%	24.6%
Medicaid	22.2%	4.9%	2.3%	2.8%	32.2%
NHS	2.1%	1.8%	0.1%	—%	4.0%
Self-Pay	1.1%	1.8%	2.2%	6.2%	11.3%
Other	0.3%	0.2%	0.2%	0.3%	1.0%

Total	56.0%	18.8%	9.1%	16.1%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$374,158		$206,119
Provision for doubtful accounts	(8,375)		(4,701)

Revenue	365,783	100.0%	201,418	100.0%

Salaries, wages and benefits	205,871	56.3%	117,575	58.4%
Professional fees	22,427	6.1%	10,382	5.1%
Supplies	16,254	4.4%	10,064	5.0%
Rents and leases	5,886	1.6%	2,769	1.4%
Other operating expenses	40,527	11.1%	23,110	11.5%
Depreciation and amortization	13,104	3.6%	5,436	2.7%
Interest expense	22,146	6.1%	9,707	4.8%
Gain on foreign currency derivatives	(53)	—%	—	—%
Transaction-related expenses	18,416	5.0%	1,579	0.8%

Total expenses	344,578	96.7%	180,622	89.7%

Income from continuing operations before income taxes	21,205	3.3%	20,796	10.3%
Provision for income taxes	6,613	1.0%	7,775	3.8%

Income from continuing operations	$14,592	2.3%	$13,021	6.5%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $168.0 million, or 81.5%, to $374.2 million for the three months ended March 31, 2015 from $206.1 million for the three months ended March 31, 2014. The increase related primarily to revenue generated during the three months ended March 31, 2015 from the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility revenue before provision for doubtful accounts increased by $19.5 million, or 9.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, resulting from same-facility growth in patient days of 9.9% and a decrease in same-facility revenue per day of 1.2%. Consistent with the same-facility patient day growth in 2014, the growth in same-facility patient days for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $8.4 million for the three months ended March 31, 2015, or 2.2% of revenue before provision for doubtful accounts, compared to $4.7 million for the three months ended March 31, 2014, or 2.3% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $205.9 million for the three months ended March 31, 2015 compared to $117.6 million for the three months ended March 31, 2014, an increase of $88.3 million. SWB expense included $3.9 million and $1.8 million of equity-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $202.0 million, or 55.2% of revenue, for the three months ended March 31, 2015, compared to $115.8 million, or 57.5% of revenue, for the three months ended March 31, 2014. The $86.2 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility SWB expense was $116.3 million for the three months ended March 31, 2015, or 53.4% of revenue, compared to $108.4 million for the three months ended March 31, 2014, or 54.1% of revenue.

Professional fees. Professional fees were $22.4 million for the three months ended March 31, 2015, or 6.1% of revenue, compared to $10.4 million for the three months ended March 31, 2014, or 5.1% of revenue. The $12.0 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility professional fees were $10.3 million for the three months ended March 31, 2015, or 4.8% of revenue, compared to $9.1 million, for the three months ended March 31, 2014, or 4.5% of revenue.

Supplies. Supplies expense was $16.3 million for the three months ended March 31, 2015, or 4.4% of revenue, compared to $10.1 million for the three months ended March 31, 2014, or 5.0% of revenue. The $6.2 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility supplies expense was $10.2 million for the three months ended March 31, 2015, or 4.7% of revenue, compared to $10.0 million for the three months ended March 31, 2014, or 5.0% of revenue.

Rents and leases. Rents and leases were $5.9 million for the three months ended March 31, 2015, or 1.6% of revenue, compared to $2.8 million for the three months ended March 31, 2014, or 1.4% of revenue. The $3.1 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility rents and leases were $2.5 million for the three months ended March 31, 2015, or 1.1% of revenue, compared to $2.7 million for the three months ended March 31, 2014, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $40.5 million for the three months ended March 31, 2015, or 11.1% of revenue, compared to $23.1 million for the three months ended March 31, 2014, or 11.5% of revenue. The $17.4 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility other operating expenses were $25.7 million for the three months ended March 31, 2015, or 11.8% of revenue, compared to $22.9 million for the three months ended March 31, 2014, or 11.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $13.1 million for the three months ended March 31, 2015, or 3.6% of revenue, compared to $5.4 million for the three months ended March 31, 2014, or 2.7% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2014 and 2015 and real estate acquired as part of the 2014 and 2015 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $22.1 million for the three months ended March 31, 2015 compared to $9.7 million for the three months ended March 31, 2014. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.125% Senior Notes on July 1, 2014 and the issuance of the 5.625% Senior Notes on February 11, 2015.

Gain on foreign currency derivatives. In connection with acquisitions in the United Kingdom, the Company entered into foreign currency forward contracts in March 2015 in order to fix the exchange rate applicable to the payment of acquisition purchase prices in April 2015. Favorable exchange rate changes resulted in an increase in the fair value of the forward contracts and a gain on foreign currency derivatives of $0.1 million for the three months ended March 31, 2015.

Transaction-related expenses. Transaction-related expenses were $18.4 million for the three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Advisory and financing commitment fees	$10,337	$—
Legal, accounting and other costs	3,819	1,120
Severance and contract termination costs	4,260	459

	$18,416	$1,579

Provision for income taxes. For the three months ended March 31, 2015, the provision for income taxes was $6.6 million, reflecting an effective tax rate of 31.2%, compared to $7.8 million, reflecting an effective tax rate of 37.4%, for the three months ended March 31, 2014. The decrease in the tax rate for the three months ended March 31, 2015 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2015 was $18.1 million compared to $7.3 million for the three months ended March 31, 2014. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2014 and 2015 Acquisitions and the growth in same-facility operations. Days sales outstanding was 37 at both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, we had working capital of $94.7 million and $108.2 million, respectively.

Cash used in investing activities for the three months ended March 31, 2015 was $104.6 million compared to $47.9 million for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2015 primarily consisted of $49.6 million of cash paid for acquisitions. Cash paid for capital expenditures for the three months ended March 31, 2015 was $52.9 million, consisting of $9.0 million of routine capital expenditures and $43.9 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.5% of revenue for the three months ended March 31, 2015. Cash paid for real estate acquisitions was $1.7 million for the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2014 primarily consisted of $10.0 million of cash paid for acquisitions, $21.6 million of cash paid for capital expenditures and $16.1 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the three months ended March 31, 2015 was $32.6 million compared to $43.3 million for the three months ended March 31, 2014. Cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of borrowings on long-term debt instruments of $875.0 million, borrowings on our revolving credit facility of $93.0 million and an excess tax benefit from equity awards of $4.3 million, partially offset by repayment of assumed CRC debt of $904.5 million, payment of debt issuance costs of $22.2 million, principal payments on long-term debt of $7.9 million and common stock withheld for minimum statutory taxes of $5.1 million. Cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of long-term debt borrowings of $7.5 million, borrowings on our revolving credit facility of $40.5 million and an excess tax benefit from equity awards of $2.7 million, partially offset by payment of debt issuance costs of $3.5 million, common stock withheld for minimum statutory taxes of $2.1 million and principal payments on long-term debt of $1.9 million.

We had total available cash and cash equivalents of $38.0 million and $94.0 million as of March 31, 2015 and December 31, 2014, respectively, of which approximately $23.2 million and $17.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

On April 22, 2015, we entered into an Eighth Amendment to our Amended and Restated Credit Agreement. The Eighth Amendment changed the definition of “Change of Control” in part to remove a provision whose purpose was, when calculating whether a majority of incumbent directors have approved new directors, that any incumbent director that became a director as a result of a threatened or actual proxy contest was not counted in such calculation.

We had $198.1 million of availability under the revolving line of credit as of March 31, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for March 31, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, we prepaid the December 31, 2014 quarterly TLA Facility principal payment of $1.9 million. We are required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through December 15, 2014. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

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

As of March 31, 2015, the Company was in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2015 and December 31, 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of March 31, 2015 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$132,999	$301,738	$544,846	$1,646,493	$2,626,076
Operating leases	26,854	39,966	18,640	33,450	118,910
Purchase and other obligations (b)	3,926	2,362	2,495	29,808	38,591

Total obligations and commitments	$163,779	$344,066	$565,981	$1,709,751	$2,783,577

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 3.25% per annum for our variable-rate debt based on the rate in place as of December 31, 2014.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016 and related to the acquisition of McCallum in September 2014 that we may make depending upon achievements of certain financial targets over the one-year period ending December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had standby letters of credit outstanding of $8.9 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2015 was composed of $0.9 billion of fixed-rate debt and $1.1 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $4.0 million on an annual basis based upon our borrowing level at March 31, 2015.

The functional currency for our U.K. facilities is the British pound (“GBP”). Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. dollar and GBPs. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $1.3 million for the three months ended March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	285	$59.98	—	—
February 1 – February 28	15,017	63.13	—	—
March 1 – March 31	24,752	70.82	—	—

Total	40,054

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (the “Company”). (1)

4.1	Indenture, dated February 11, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (2)

4.2	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (2)

4.4	Amendment, dated February 11, 2015, to the Second Amended and Restated Registration Rights Agreement dated as of October 29, 2014, by and among the Company and each of the parties named therein. (2)

10.1	Seventh Amendment, dated February 6, 2015, to the Amended and Restated Credit Agreement. (2)

10.2	First Incremental Facility Amendment, dated February 11, 2015, to the Amended and Restated Credit Agreement. (2)

10.3*	Eighth Amendment, dated April 22, 2015, to the Amended and Restated Credit Agreement.

10.4	Purchase Agreement, dated February 5, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (3)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 6, 2015 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth Chief Financial Officer

Dated: April 29, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of the Company. (1)

4.1	Indenture, dated February 11, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (2)

4.2	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (2)

4.4	Amendment, dated February 11, 2015, to the Second Amended and Restated Registration Rights Agreement dated as of October 29, 2014, by and among the Company and each of the parties named therein. (2)

10.1	Seventh Amendment, dated February 6, 2015, to the Amended and Restated Credit Agreement. (2)

10.2	First Incremental Facility Amendment, dated February 11, 2015, to the Amended and Restated Credit Agreement. (2)

10.3*	Eighth Amendment, dated April 22, 2015, to the Amended and Restated Credit Agreement.

10.4	Purchase Agreement, dated February 5, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (3)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 6, 2015 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.