Form 10-Q
period 2015-06-30
Acadia Healthcare Company, Inc.
filed 2015-08-05
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35331

ACADIA HEALTHCARE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2492228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 Tower Circle, Suite 1000

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

As of August 5, 2015, there were 71,637,097 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,572	$94,040
Accounts receivable, net of allowance for doubtful accounts of $26,233 and $22,449, respectively	182,315	118,378
Deferred tax assets	38,693	20,155
Other current assets	70,325	41,570

Total current assets	325,905	274,143
Property and equipment, net	1,455,390	1,069,700
Goodwill	1,946,028	802,986
Intangible assets, net	58,514	21,636
Deferred tax assets – noncurrent	33,966	13,141
Other assets	106,582	41,984

Total assets	$3,926,385	$2,223,590

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$38,652	$26,965
Accounts payable	58,714	48,696
Accrued salaries and benefits	77,545	59,317
Other accrued liabilities	68,197	30,956

Total current liabilities	243,108	165,934
Long-term debt	1,914,555	1,069,305
Deferred tax liabilities – noncurrent	20,200	63,880
Other liabilities	82,218	43,506

Total liabilities	2,260,081	1,342,625
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 70,596,523 and 59,211,859 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	706	592
Additional paid-in capital	1,567,304	847,301
Accumulated other comprehensive loss	(51,586)	(68,370)
Retained earnings	149,880	101,442

Total equity	1,666,304	880,965

Total liabilities and equity	$3,926,385	$2,223,590

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$461,798	$220,664	$835,956	$426,783
Provision for doubtful accounts	(8,138)	(6,861)	(16,513)	(11,562)

Revenue	453,660	213,803	819,443	415,221
Salaries, wages and benefits (including equity-based compensation expense of $5,355, $2,406, $9,249 and $4,170, respectively)	243,302	122,473	449,173	240,048
Professional fees	30,029	10,891	52,456	21,273
Supplies	20,542	10,596	36,796	20,660
Rents and leases	8,211	2,889	14,097	5,658
Other operating expenses	51,128	24,646	91,655	47,756
Depreciation and amortization	14,926	5,935	28,030	11,371
Interest expense, net	28,049	9,730	50,195	19,437
Loss (gain) on foreign currency derivatives	961	(13,735)	908	(13,735)
Transaction-related expenses	7,157	3,016	25,573	4,595

Total expenses	404,305	176,441	748,883	357,063

Income from continuing operations before income taxes	49,355	37,362	70,560	58,158
Provision for income taxes	15,512	14,905	22,125	22,680

Income from continuing operations	33,843	22,457	48,435	35,478
Income (loss) from discontinued operations, net of income taxes	1	(6)	3	31

Net income	$33,844	$22,451	$48,438	$35,509

Basic earnings per share:
Income from continuing operations	$0.50	$0.43	$0.74	$0.70
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.50	$0.43	$0.74	$0.70

Diluted earnings per share:
Income from continuing operations	$0.49	$0.43	$0.74	$0.69
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.49	$0.43	$0.74	$0.69

Weighted-average shares outstanding:
Basic	68,296	51,616	65,429	50,872
Diluted	68,735	51,819	65,782	51,174

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$33,844	$22,451	$48,438	$35,509
Other comprehensive income:
Foreign currency translation gain	46,173	—	16,784	—

Other comprehensive income	46,173	—	16,784	—

Comprehensive income	$80,017	$22,451	$65,222	$35,509

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2014	59,212	$592	$847,301	$(68,370)	$101,442	$880,965
Common stock issued under stock incentive plans	234	2	(2)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(7,826)	—	—	(7,826)
Equity-based compensation expense	—	—	9,249	—	—	9,249
Excess tax benefit from equity awards	—	—	6,327	—	—	6,327
Issuance of common stock, net	11,150	112	711,628	—	—	711,740
Other comprehensive loss	—	—	—	16,784	—	16,784
Other	—	—	627	—	—	627
Net income	—	—	—	—	48,438	48,438

Balance at June 30, 2015	70,596	$706	$1,567,304	$(51,586)	$149,880	$1,666,304

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities:
Net income	$48,438	$35,509
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	28,030	11,371
Amortization of debt issuance costs	3,218	1,334
Equity-based compensation expense	9,249	4,170
Deferred income tax expense	24,682	9,097
Income from discontinued operations, net of taxes	(3)	(31)
Loss (gain) on foreign currency derivatives	908	(13,735)
Other	692	25
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,442)	(15,303)
Other current assets	(13,048)	(4,792)
Other assets	(1,218)	(578)
Accounts payable and other accrued liabilities	(4,313)	(1,300)
Accrued salaries and benefits	(225)	1,782
Other liabilities	4,619	1,701

Net cash provided by continuing operating activities	90,587	29,250
Net cash provided by (used in) discontinued operating activities	554	(11)

Net cash provided by operating activities	91,141	29,239
Investing activities:
Cash paid for acquisitions, net of cash acquired	(286,734)	(10,000)
Cash paid for capital expenditures	(122,035)	(43,323)
Cash paid for real estate acquisitions	(3,428)	(18,326)
Settlement of foreign currency derivatives	(908)	—
Other	(481)	(439)

Net cash used in investing activities	(413,586)	(72,088)
Financing activities:
Borrowings on long-term debt	875,000	7,500
Borrowings on revolving credit facility	180,000	59,500
Principal payments revolving credit facility	(180,000)	(113,000)
Principal payments on long-term debt	(15,875)	(3,750)
Repayment of assumed CRC debt	(904,467)	—
Payment of debt issuance costs	(22,775)	(5,810)
Issuance of common stock, net	331,530	374,336
Common stock withheld for minimum statutory taxes, net	(7,826)	(2,981)
Excess tax benefit from equity awards	6,327	3,479
Cash paid for contingent consideration	—	(3,250)
Other	(150)	—

Net cash provided by financing activities	261,764	316,024
Effect of exchange rate changes on cash	1,213	—

Net (decrease) increase in cash and cash equivalents	(59,468)	273,175
Cash and cash equivalents at beginning of the period	94,040	4,569

Cash and cash equivalents at end of the period	$34,572	$277,744

Effect of acquisitions:
Assets acquired, excluding cash	$1,636,164	$10,500
Liabilities assumed	(1,009,944)	—
Issuance of common stock in connection with acquisition	(380,210)	—
Deposits paid for acquisitions	40,724	—
Prior year deposits paid for acquisitions	—	(500)

Cash paid for acquisitions, net of cash acquired	$286,734	$10,000

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States, the United Kingdom and Puerto Rico. At June 30, 2015, the Company operated 223 behavioral healthcare facilities with over 9,000 beds in 37 states, the United Kingdom and Puerto Rico.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$33,843	$22,457	$48,435	$35,478
Income (loss) from discontinued operations	1	(6)	3	31

Net income	$33,844	$22,451	$48,438	$35,509

Denominator:
Weighted average shares outstanding for basic earnings per share	68,296	51,616	65,429	50,872
Effect of dilutive instruments	439	203	353	302

Shares used in computing diluted earnings per common share	68,735	51,819	65,782	51,174

Basic earnings per share:
Income from continuing operations	$0.50	$0.43	$0.74	$0.70
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.50	$0.43	$0.74	$0.70

Diluted earnings per share:
Income from continuing operations	$0.49	$0.43	$0.74	$0.69
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.49	$0.43	$0.74	$0.69

Approximately 0.3 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive. Approximately 0.9 million and 0.5 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

UK Acquisitions

On June 1, 2015, the Company completed the acquisitions of (i) one facility from Choice for approximately $25.9 million and (ii) 15 facilities from Care UK Limited (“Care UK”) for approximately $88.3 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

On April 1, 2015, the Company completed the acquisitions of (i) two facilities from Choice Lifestyles (“Choice”) for approximately $37.5 million, (ii) Pastoral Care Group (“Pastoral”) for approximately $34.2 million and (iii) Mildmay Oaks f/k/a Vista Independent Hospital (“Mildmay Oaks”) for approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

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

2014 Acquisitions

On December 1, 2014, the Company acquired the assets of Croxton Warwick Lodge (“Croxton”), an inpatient psychiatric facility with 24 beds located in Melton Mowbray, Leicestershire, England, for cash consideration of $15.6 million. On December 31, 2014, the Company completed the acquisition of Skyway House (“Skyway”), a substance abuse facility with 28 beds located in Chico, California, for cash consideration of $0.3 million. On September 3, 2014, the Company completed the acquisition of McCallum Place (“McCallum”), an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas, for total consideration of $37.4 million. On July 1, 2014, the Company acquired Partnerships in Care for cash consideration of $661.7 million, which was net of cash acquired of $12.0 million and the gain on settlement of foreign currency derivatives of $15.3 million. At the acquisition date, Partnerships in Care was the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds. On January 1, 2014, the Company acquired the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $175.5 million of the goodwill associated with domestic acquisitions completed in 2015 and 2014 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain tax matters as well as certain receivables and assumed liabilities of Choice, Care UK, Pastoral, Mildmay Oaks, QAM, CRC and McCallum, the valuation of real property and intangible assets of Choice, Pastoral, Mildmay Oaks, Care UK, QAM and CRC and the valuation of certain tax matters of Partnerships in Care.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the six months ended June 30, 2015 in connection with the 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,600	$4,468	$24,068
Accounts receivable	47,095	6,130	53,225
Prepaid expenses and other current assets	25,522	1,380	26,902
Property and equipment	140,152	138,613	278,765
Goodwill	1,050,620	118,486	1,169,106
Intangible assets	37,000	—	37,000
Deferred tax assets – noncurrent	64,688	—	64,688
Other assets	6,478	—	6,478

Total assets acquired	1,391,155	269,077	1,660,232
Accounts payable	5,301	7,114	12,415
Accrued salaries and benefits	14,860	1,642	16,502
Other accrued expenses	38,703	2,546	41,249
Deferred tax liabilities – noncurrent	—	1,052	1,052
Long-term debt	904,467	—	904,467
Other liabilities	34,248	11	34,259

Total liabilities assumed	997,579	12,365	1,009,944

Net assets acquired	$393,576	$256,712	$650,288

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2014 in connection with the 2014 acquisitions were as follows (in thousands):

	Partnerships in Care	Other	Total
Cash	$11,674	$—	$11,674
Accounts receivable	7,684	1,849	9,533
Prepaid expenses and other current assets	8,828	169	8,997
Property and equipment	610,477	27,203	637,680
Goodwill	87,047	32,232	119,279
Intangible assets	651	204	855
Other assets	7,037	3,240	10,277

Total assets acquired	733,398	64,897	798,295
Accounts payable	3,958	93	4,051
Accrued salaries and benefits	10,422	—	10,422
Other accrued expenses	7,166	1,014	8,180
Deferred tax liabilities – noncurrent	15,597	—	15,597
Other liabilities	7,704	—	7,704

Total liabilities assumed	44,847	1,107	45,954

Net assets acquired	$688,551	$63,790	$752,341

Other

The qualitative factors comprising the goodwill acquired in the Pacific Grove, Partnerships in Care, McCallum, Croxton, Skyway, CRC, QAM, Choice, Pastoral, Mildmay Oaks and Care UK acquisitions (collectively the “2014 and 2015 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advisory and financing commitment fees	$—	$—	$10,337	$—
Legal, accounting and other costs	5,234	3,016	9,054	4,136
Severance and contract termination costs	1,923	—	6,182	459

	$7,157	$3,016	$25,573	$4,595

Pro Forma Information

The condensed consolidated statements of income for the three and six months ended June 30, 2015 include revenue of $222.1 million and $369.7 million, respectively, and income from continuing operations before income taxes of $37.6 million and $58.1 million, respectively, related to the 2014 and 2015 Acquisitions. The condensed consolidated statements of income for the three and six months ended June 30, 2014 include revenue of $1.6 million and $2.9 million, respectively, and income from continuing operations before income taxes of $0.1 million and loss from continuing operations before income taxes of $0.1 million, respectively, related to acquisitions completed in 2014.

The following table provides certain pro forma financial information for the Company as if the 2014 and 2015 Acquisitions occurred as of January 1, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$461,128	$431,663	$901,582	$841,767

Income from continuing operations, before income taxes	$51,123	$32,289	$39,293	$31,198

4.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,540)	$(1,330)
Non-compete agreements	1,247	1,247	(1,205)	(1,155)

	3,347	3,347	(2,745)	(2,485)

Intangible assets not subject to amortization:
Licenses and accreditations	10,318	9,184	—	—
Trade names	37,800	3,000	—	—
Certificates of need	9,794	8,590	—	—

	57,912	20,774	—	—

Total	$61,259	$24,121	$(2,745)	$(2,485)

In connection with the CRC acquisition, the Company acquired license and accreditation intangible assets with a fair value of $1.1 million, trade name intangible assets with a fair value of $34.8 million and certificate of need intangible assets with a fair value of $1.1 million.

Amortization expense related to definite-lived intangible assets was $0.1 million for both the three months ended June 30, 2015 and 2014, respectively, and $0.3 million for both the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $0.5 million, $0.4 million, $0, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land	$201,362	$132,406
Building and improvements	1,102,767	858,055
Equipment	118,736	73,584
Construction in progress	117,930	66,268

	1,540,795	1,130,313
Less accumulated depreciation	(85,405)	(60,613)

Property and equipment, net	$1,455,390	$1,069,700

6.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans (net of discount of $1,628 and $1,924, respectively)	$512,497	$525,576
Senior Secured Term B Loans (net of discount of $2,377)	495,123	—
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018 (net of discount of $967 and $1,080, respectively)	96,533	96,420
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	375,000	—
9.0% and 9.5% Revenue Bonds (net of premium of $1,429 and $1,649, respectively)	24,054	24,274

	1,953,207	1,096,270
Less: current portion	(38,652)	(26,965)

Long-term debt	$1,914,555	$1,069,305

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

The Company had $291.1 million of availability under the revolving line of credit as of June 30, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for June 30, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, the Company prepaid the December 31, 2014 quarterly term loan principal payment of $1.9 million. The Company is required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under the revolving line of credit. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through June 30, 2015. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of June 30, 2015, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2015 and December 31, 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

7.	Equity Offerings

On June 17, 2014, the Company completed the offering of 8,881,794 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $44.00 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $15.6 million and additional offering-related costs of $0.8 million, were $374.4 million. The Company used the net offering proceeds to fund a portion of the consideration for the acquisition of Partnerships in Care.

On February 11, 2015, the Company completed its acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness.

On May 11, 2015, the Company completed the offering of 5,175,000 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $66.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $12.0 million and additional offering-related costs of $0.6 million, were $331.5 million. The Company used the net offering proceeds to repay outstanding indebtedness and fund acquisitions.

8.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of June 30, 2015, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,257,326 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $5.4 million and $2.4 million in equity-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $9.2 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $57.7 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years. As of June 30, 2015, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $2.2 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $3.8 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended June 30, 2015 and 2014 was $2.0 million and $0.8 million, respectively. The actual tax benefit realized from stock options exercised during the six months ended June 30, 2015 and 2014 was $6.3 million and $3.5 million, respectively.

Stock option activity during 2014 and 2015 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2014	798,809	$21.93	8.20	$10,700
Options granted	226,663	49.80	9.25	209
Options exercised	(210,199)	14.93	N/A	4,994
Options cancelled	(77,851)	27.85	N/A	N/A

Options outstanding at December 31, 2014	737,422	32.19	8.09	14,512
Options granted	190,900	62.37	9.68	1,148
Options exercised	(49,045)	23.66	N/A	5,197
Options cancelled	(88,264)	47.86	N/A	N/A

Options outstanding at June 30, 2015	791,013	$40.28	8.09	$23,104

Options exercisable at December 31, 2014	91,947	$28.87	6.30	$3,326

Options exercisable at June 30, 2015	153,900	$34.84	6.60	$6,941

Restricted stock activity during 2014 and 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2014	461,697	$24.96
Granted	468,484	48.99
Cancelled	(75,369)	36.36
Vested	(132,784)	22.81

Unvested at December 31, 2014	722,028	$39.77
Granted	480,152	62.08
Cancelled	(55,674)	49.59
Vested	(107,263)	32.47

Unvested at June 30, 2015	1,039,243	$51.03

Restricted stock unit activity during 2014 and 2015 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2014	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at December 31, 2014	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at June 30, 2015	218,084	$56.97

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2015 and year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Weighted average grant-date fair value of options	$24.30	$17.14
Risk-free interest rate	1.9%	1.7%
Expected volatility	33%	36%
Expected life (in years)	5.5	5.5

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

The provision for income taxes for continuing operations for the three months ended June 30, 2015 and 2014 reflects effective tax rates of 31.4% and 39.9%, respectively. The provision for income taxes for continuing operations for the six months ended June 30, 2015 and 2014 reflects effective tax rates of 31.4% and 39.0%, respectively. The decrease in the tax rate for the three and six months ended June 30, 2015 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

10.	Derivatives

The Company entered into foreign currency forward contracts during the three and six months ended June 30, 2015 and 2014 in connection with acquisitions in the United Kingdom. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP in April 2015 and July 2014. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, losses associated with changes in fair value of $1.0 million and $0.9 million for the three and six months ended June 30, 2015, respectively, have been recorded in the consolidated statements of income. The final fair value of the 2015 foreign currency forward contracts settled during the three and six months ended June 30, 2015. Gains associated with changes in fair value of $13.7 million for the three and six months ended June 30, 2014 have been recorded in the consolidated statements of income. The final fair value of the 2014 foreign currency forward contracts settled on July 1, 2014 for $15.3 million in connection with the acquisition of Partnerships in Care.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Amended and Restated Senior Credit Facility	$1,007,620	$525,576	$1,007,620	$525,576
12.875% Senior Notes due 2018	$96,533	$96,420	$106,519	$109,688
6.125% Senior Notes due 2021	$150,000	$150,000	$154,500	$153,000
5.125% Senior Notes due 2022	$300,000	$300,000	$297,750	$295,500
5.625% Senior Notes due 2023	$375,000	—	$379,688	—
9.0% and 9.5% Revenue Bonds	$24,054	$24,274	$24,054	$24,274
Contingent consideration liabilities	$3,000	$3,000	$3,000	$3,000

The Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair value of the contingent consideration liabilities were categorized as Level 3 in the GAAP fair value hierarchy. The contingent consideration liabilities were valued using a probability-weighted discounted cash flow method. This analysis reflected the contractual terms of the purchase agreements and utilized assumptions with regard to future earnings, probabilities of achieving such future earnings and a discount rate. Significant increases with respect to assumptions as to future earnings and probabilities of achieving such future earnings would result in higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement. During the six months ended June 30, 2014, the Company changed its projections of the timing of future payments of the contingent consideration liability related to the acquisition of The Pavilion at Healthpark LLC (“Park Royal”). This change resulted in a $0.5 million increase in the fair value of the contingent consideration liability, which was recorded in transaction-related expenses in the consolidated statements of income. During the year ended December 31, 2014, the Company paid $5.0 million of the estimated $7.0 million Park Royal contingent consideration liability as a result of the facility achieving certain earnings targets. In addition to the Park Royal contingent consideration liability, the Company may make an earn-out payment of up to $6.0 million to the former owners of McCallum, contingent upon achievement by McCallum of certain operating performance targets for the one-year period ending December 31, 2015.

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

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At June 30, 2015, the U.S. Facilities included 178 behavioral healthcare facilities with approximately 7,200 beds in 37 states and Puerto Rico, and the U.K. Facilities included 45 behavioral healthcare facilities with approximately 1,800 beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
U.S. Facilities	$366,886	$212,834	$657,393	$413,398
U.K. Facilities	84,927	—	158,242	—
Corporate and Other	1,847	969	3,808	1,823

	$453,660	$213,803	$819,443	$415,221

Segment EBITDA (1):
U.S. Facilities	$102,342	$53,031	$178,706	$100,563
U.K. Facilities	20,371	—	39,182	—
Corporate and Other	(16,910)	(8,317)	(33,373)	(16,567)

	$105,803	$44,714	$184,515	$83,996

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Segment EBITDA (1)	$105,803	$44,714	$184,515	$83,996
Plus (less):
Equity-based compensation expense	(5,355)	(2,406)	(9,249)	(4,170)
(Loss) gain on foreign currency derivatives	(961)	13,735	(908)	13,735
Transaction-related expenses	(7,157)	(3,016)	(25,573)	(4,595)
Interest expense, net	(28,049)	(9,730)	(50,195)	(19,437)
Depreciation and amortization	(14,926)	(5,935)	(28,030)	(11,371)

Income from continuing operations before income taxes	$49,355	$37,362	$70,560	$58,158

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2015	$693,945	$109,041	$—	$802,986
Increase from 2015 acquisitions	1,103,813	65,293	—	1,169,106
Foreign currency translation	—	6,972	—	6,972
Purchase price allocation and other	281	(33,317)	—	(33,036)

Balance at June 30, 2015	$1,798,039	$147,989	$—	$1,946,028

	June 30, 2015	December 31, 2014
Assets (2):
U.S. Facilities	$2,729,896	$1,327,563
U.K. Facilities	944,033	726,693
Corporate and Other	252,456	169,334

	$3,926,385	$2,223,590

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, gain/loss on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $671.2 million, U.K. Facilities of $754.2 million and corporate and other of $30.0 million at June 30, 2015. Assets include property and equipment for the U.S. Facilities of $478.1 million, U.K. Facilities of $578.6 million and corporate and other of $13.0 million at December 31, 2014.

14.	Recently Issued Accounting Standards

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

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09’s core principal is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, ASU 2014-09 would permit both public and nonpublic organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). Management is evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements.

15.	Subsequent Events

On July 1, 2015, the Company completed the acquisition of (i) the assets of Belmont Behavioral Health, an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $40.0 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $5.0 million, and (ii) The Manor Clinic, a substance abuse facility with 15 beds located in England, for cash consideration of approximately $5.9 million.

16.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 5.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Current assets:
Cash and cash equivalents	$—	$17,179	$17,393	$—	$34,572
Accounts receivable, net	—	160,179	22,136	—	182,315
Deferred tax assets	—	36,502	2,191	—	38,693
Other current assets	—	62,295	8,030	—	70,325

Total current assets	—	276,155	49,750	—	325,905
Property and equipment, net	—	656,262	799,128	—	1,455,390
Goodwill	—	1,700,705	245,323	—	1,946,028
Intangible assets, net	—	55,928	2,586	—	58,514
Deferred tax assets – noncurrent	5,361	16,239	12,366	—	33,966
Investment in subsidiaries	1,332,308	—	—	(1,332,308)	—
Other assets	389,676	65,957	2,322	(351,373)	106,582

Total assets	$1,727,345	$2,771,246	$1,111,475	$(1,683,681)	$3,926,385

Current liabilities:
Current portion of long-term debt	$38,437	$—	$215	$—	$38,652
Accounts payable	—	44,985	13,729	—	58,714
Accrued salaries and benefits	—	65,040	12,505	—	77,545
Other accrued liabilities	22,604	27,543	18,050	—	68,197

Total current liabilities	61,041	137,568	44,499	—	243,108
Long-term debt	—	1,890,716	375,212	(351,373)	1,914,555
Deferred tax liabilities – noncurrent	—	—	20,200	—	20,200
Other liabilities	—	72,329	9,889	—	82,218

Total liabilities	61,041	2,100,613	449,800	(351,373)	2,260,081

Total equity	1,666,304	670,633	661,675	(1,332,308)	1,666,304

Total liabilities and equity	$1,727,345	$2,771,246	$1,111,475	$(1,683,681)	$3,926,385

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Revenue before provision for doubtful accounts	$—	$363,851	$97,947	$—	$461,798
Provision for doubtful accounts	—	(7,566)	(572)	—	(8,138)

Revenue	—	356,285	97,375	—	453,660
Salaries, wages and benefits	5,355	183,490	54,457	—	243,302
Professional fees	—	22,579	7,450	—	30,029
Supplies	—	16,929	3,613	—	20,542
Rents and leases	—	7,402	809	—	8,211
Other operating expenses	—	43,145	7,983	—	51,128
Depreciation and amortization	—	10,551	4,375	—	14,926
Interest expense, net	18,106	5,882	4,061	—	28,049
Loss on foreign currency derivatives	961	—	—	—	961
Transaction-related expenses	—	2,946	4,211	—	7,157

Total expenses	24,422	292,924	86,959	—	404,305
(Loss) income from continuing operations before income taxes	(24,422)	63,361	10,416	—	49,355
Equity in earnings of subsidiaries	50,281	—	—	(50,281)	—
(Benefit from) provision for income taxes	(7,985)	20,734	2,763	—	15,512

Income (loss) from continuing operations	33,844	42,627	7,653	(50,281)	33,843
Income from discontinued operations, net of income taxes	—	1	—	—	1

Net income (loss)	$33,844	$42,628	$7,653	$(50,281)	$33,844

Other comprehensive income:
Foreign currency translation gain	—	—	46,173	—	46,173

Other comprehensive income	—	—	46,173	—	46,173

Comprehensive income (loss)	$33,844	$42,628	$53,826	$(50,281)	$80,017

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$207,143	$13,521	$—	$220,664
Provision for doubtful accounts	—	(5,954)	(907)	—	(6,861)

Revenue	—	201,189	12,614	—	213,803
Salaries, wages and benefits	2,406	114,976	5,091	—	122,473
Professional fees	—	9,691	1,200	—	10,891
Supplies	—	9,967	629	—	10,596
Rents and leases	—	2,613	276	—	2,889
Other operating expenses	—	22,522	2,124	—	24,646
Depreciation and amortization	—	5,581	354	—	5,935
Interest expense, net	9,202	—	528	—	9,730
Loss (gain) on foreign currency derivatives	(13,735)	—	—	—	(13,735)
Transaction-related expenses	—	3,016	—	—	3,016

Total expenses	(2,127)	168,366	10,202	—	176,441
Income from continuing operations before income taxes	2,127	32,823	2,412	—	37,362
Equity in earnings of subsidiaries	20,972	—	—	(20,972)	—
Provision for income taxes	648	13,315	942	—	14,905

Income (loss) from continuing operations	22,451	19,508	1,470	(20,972)	22,457
Loss from discontinued operations, net of income taxes	—	(6)	—	—	(6)

Net income (loss)	$22,451	$19,502	$1,470	$(20,972)	$22,451

Comprehensive income (loss)	$22,451	$19,502	$1,470	$(20,972)	$22,451

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Revenue before provision for doubtful accounts	$—	$651,616	$184,340	$—	$835,956
Provision for doubtful accounts	—	(14,985)	(1,528)	—	(16,513)

Revenue	—	636,631	182,812	—	819,443
Salaries, wages and benefits	9,249	339,189	100,735	—	449,173
Professional fees	—	39,064	13,392	—	52,456
Supplies	—	29,938	6,858	—	36,796
Rents and leases	—	12,519	1,578	—	14,097
Other operating expenses	—	75,392	16,263	—	91,655
Depreciation and amortization	—	19,262	8,768	—	28,030
Interest expense, net	31,054	11,603	7,538	—	50,195
Loss on foreign currency derivatives	908	—	—	—	908
Transaction-related expenses	—	21,362	4,211	—	25,573

Total expenses	41,211	548,329	159,343	—	748,883
(Loss) income from continuing operations before income taxes	(41,211)	88,302	23,469	—	70,560
Equity in earnings of subsidiaries	76,268	—	—	(76,268)	—
(Benefit from) provision for income taxes	(13,381)	29,251	6,255	—	22,125

Income (loss) from continuing operations	48,438	59,051	17,214	(76,268)	48,435
Income from discontinued operations, net of income taxes	—	3	—	—	3

Net income (loss)	$48,438	$59,054	$17,214	$(76,268)	$48,438

Other comprehensive income:
Foreign currency translation gain	—	—	16,784	—	16,784

Other comprehensive income	—	—	16,784	—	16,784

Comprehensive income (loss)	$48,438	$59,054	$33,998	$(76,268)	$65,222

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$400,425	$26,358	$—	$426,783
Provision for doubtful accounts	—	(10,464)	(1,098)	—	(11,562)

Revenue	—	389,961	25,260	—	415,221
Salaries, wages and benefits	4,170	225,629	10,249	—	240,048
Professional fees	—	18,944	2,329	—	21,273
Supplies	—	19,353	1,307	—	20,660
Rents and leases	—	5,108	550	—	5,658
Other operating expenses	—	43,600	4,156	—	47,756
Depreciation and amortization	—	10,666	705	—	11,371
Interest expense, net	18,313	—	1,124	—	19,437
Loss (gain) on foreign currency derivatives	(13,735)	—	—	—	(13,735)
Transaction-related expenses	—	4,595	—	—	4,595

Total expenses	8,748	327,895	20,420	—	357,063
(Loss) income from continuing operations before income taxes	(8,748)	62,066	4,840	—	58,158
Equity in earnings of subsidiaries	40,839	—	—	(40,839)	—
(Benefit from) provision for income taxes	(3,418)	24,249	1,849	—	22,680

Income (loss) from continuing operations	35,509	37,817	2,991	(40,839)	35,478
Income from discontinued operations, net of income taxes	—	31	—	—	31

Net income (loss)	$35,509	$37,848	$2,991	$(40,839)	$35,509

Comprehensive income (loss)	$35,509	$37,848	$2,991	$(40,839)	$35,509

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Operating activities:
Net income (loss)	$48,438	$59,054	$17,214	$(76,268)	$48,438
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(76,268)	—	—	76,268	—
Depreciation and amortization	—	19,262	8,768	—	28,030
Amortization of debt issuance costs	—	3,438	(220)	—	3,218
Equity-based compensation expense	9,249	—	—	—	9,249
Deferred income tax (benefit) expense	(798)	22,964	2,516	—	24,682
Loss from discontinued operations, net of taxes	—	(3)	—	—	(3)
Loss (gain) on foreign currency derivatives	908	—	—	—	908
Other	—	662	30	—	692
Change in operating assets and liabilities, net of effect of acquisitions:				—
Accounts receivable, net	—	(11,409)	967	—	(10,442)
Other current assets	—	(12,026)	(1,022)	—	(13,048)
Other assets	(300)	(1,220)	2	300	(1,218)
Accounts payable and other accrued liabilities	—	5,991	(10,304)	—	(4,313)
Accrued salaries and benefits	—	791	(1,016)	—	(225)
Other liabilities	—	5,442	(823)	—	4,619

Net cash (used in) provided by continuing operating activities	(18,771)	92,946	16,112	300	90,587

Net cash provided by discontinued operating activities	—	554	—	—	554

Net cash (used in) provided by operating activities	(18,771)	93,500	16,112	300	91,141
Investing activities:				—
Cash paid for acquisitions, net of cash acquired	—	(89,041)	(197,693)	—	(286,734)
Cash paid for capital expenditures	—	(62,101)	(59,934)	—	(122,035)
Cash paid for real estate acquisitions	—	(3,428)	—	—	(3,428)
Settlement of foreign currency derivatives	—	(908)	—	—	(908)
Other	—	(481)	—	—	(481)

Net cash used in investing activities	—	(155,959)	(257,627)	—	(413,586)
Financing activities:				—
Borrowings on long-term debt	875,000	—	—	—	875,000
Borrowings on revolving credit facility	180,000	—	—	—	180,000
Principal payments on revolving credit facility	(180,000)	—	—	—	(180,000)
Repayment of assumed CRC debt	(904,467)	—	—	—	(904,467)
Principal payments on long-term debt	(15,875)	—	(300)	300	(15,875)
Payment of debt issuance costs	—	(22,775)	—	—	(22,775)
Issuance of Common Stock	—	331,530	—	—	331,530
Common stock withheld for minimum statutory taxes, net	—	(7,826)	—	—	(7,826)
Excess tax benefit from equity awards	—	6,327	—	—	6,327
Other	—	(150)	—	—	(150)
Cash provided by (used in) intercompany activity	64,113	(305,366)	241,853	(600)	—

Net cash provided by (used in) financing activities	18,771	1,740	241,553	(300)	261,764

Effect of exchange rate changes on cash	—	1,213	—	—	1,213

Net (decrease) increase in cash and cash equivalents	—	(59,506)	38	—	(59,468)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$17,179	$17,393	$—	$34,572

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2015, we operated 223 behavioral healthcare facilities with over 9,000 beds in 37 states, the United Kingdom and Puerto Rico. During the six months ended June 30, 2015, we acquired 144 facilities and added approximately 250 new beds, including one de novo facility. For the year ending December 31, 2015, we expect to add approximately 500 total beds to facilities we owned as of December 31, 2014.

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

On April 1, 2015, we completed the acquisitions of (i) two facilities from Choice for approximately $37.5 million, (ii) Pastoral for approximately $34.2 million and (iii) Mildmay Oaks for approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

On June 1, 2015, we completed the acquisitions of (i) one facility from Choice for approximately $25.9 million and (ii) 15 facilities from Care UK for approximately $88.3 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$108,059	23.4%	$58,429	26.5%	$191,533	22.9%	$114,614	26.8%
Medicare	51,987	11.3%	48,581	22.0%	101,132	12.1%	94,267	22.1%
Medicaid	154,204	33.4%	101,546	46.0%	280,528	33.6%	193,316	45.3%
NHS	83,069	18.0%	—	—%	155,635	18.6%	—	—%
Self-Pay	50,559	10.9%	6,207	2.8%	80,287	9.6%	13,214	3.1%
Other	13,920	3.0%	5,901	2.7%	26,841	3.2%	11,372	2.7%

Revenue before provision for doubtful accounts	461,798	100.0%	220,664	100.0%	835,956	100.0%	426,783	100.0%
Provision for doubtful accounts	(8,138)		(6,861)		(16,513)		(11,562)

Revenue	$453,660		$213,803		$819,443		$415,221

The following tables present a summary of our aging of accounts receivable as of June 30, 2015 and December 31, 2014:

June 30, 2015

	Current	30-90	90-150	>150	Total

Commercial	19.0%	8.2%	3.1%	1.9%	32.2%
Medicare	12.3%	1.9%	1.0%	2.0%	17.2%
Medicaid	24.3%	7.1%	2.7%	1.9%	36.0%
NHS	1.9%	2.4%	—%	—%	4.3%
Self-Pay	1.3%	2.0%	2.1%	3.7%	9.1%
Other	0.5%	0.4%	0.1%	0.2%	1.2%

Total	59.3%	22.0%	9.0%	9.7%	100.0%

December 31, 2014

	Current	30-90	90-150	>150	Total

Commercial	14.5%	6.7%	2.6%	3.1%	26.9%
Medicare	15.8%	3.4%	1.7%	3.7%	24.6%
Medicaid	22.2%	4.9%	2.3%	2.8%	32.2%
NHS	2.1%	1.8%	0.1%	—%	4.0%
Self-Pay	1.1%	1.8%	2.2%	6.2%	11.3%
Other	0.3%	0.2%	0.2%	0.3%	1.0%

Total	56.0%	18.8%	9.1%	16.1%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$461,798		$220,664		$835,956		$426,783
Provision for doubtful accounts	(8,138)		(6,861)		(16,513)		(11,562)

Revenue	453,660	100.0%	213,803	100.0%	819,443	100.0%	415,221	100.0%
Salaries, wages and benefits	243,302	53.6%	122,473	57.3%	449,173	54.8%	240,048	57.8%
Professional fees	30,029	6.6%	10,891	5.1%	52,456	6.4%	21,273	5.1%
Supplies	20,542	4.5%	10,596	5.0%	36,796	4.5%	20,660	5.0%
Rents and leases	8,211	1.8%	2,889	1.3%	14,097	1.7%	5,658	1.4%
Other operating expenses	51,128	11.3%	24,646	11.5%	91,655	11.2%	47,756	11.5%
Depreciation and amortization	14,926	3.3%	5,935	2.8%	28,030	3.4%	11,371	2.7%
Interest expense	28,049	6.2%	9,730	4.5%	50,195	6.1%	19,437	4.7%
Loss (gain) on foreign currency derivatives	961	0.2%	(13,735)	(6.4)%	908	0.1%	(13,735)	(3.3)%
Transaction-related expenses	7,157	1.6%	3,016	1.4%	25,573	3.1%	4,595	1.1%

Total expenses	404,305	89.1%	176,441	82.5%	748,883	91.3%	357,063	86.0%

Income from continuing operations before income taxes	49,355	10.9%	37,362	17.5%	70,560	8.6%	58,158	14.0%
Provision for income taxes	15,512	3.4%	14,905	7.0%	22,125	2.7%	22,680	5.5%

Income from continuing operations	$33,843	7.5%	$22,457	10.5%	$48,435	5.9%	$35,478	8.5%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $241.1 million, or 109.3%, to $461.8 million for the three months ended June 30, 2015 from $220.7 million for the three months ended June 30, 2014. The increase related primarily to revenue generated during the three months ended June 30, 2015 from the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility revenue before provision for doubtful accounts increased by $17.9 million, or 8.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, resulting from same-facility growth in patient days of 7.4% and an increase in same-facility revenue per day of 1.5%. Consistent with the same-facility patient day growth in 2014, the growth in same-facility patient days for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $8.1 million for the three months ended June 30, 2015, or 1.8% of revenue before provision for doubtful accounts, compared to $6.9 million for the three months ended June 30, 2014, or 3.1% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $243.3 million for the three months ended June 30, 2015 compared to $122.5 million for the three months ended June 30, 2014, an increase of $120.8 million. SWB expense included $5.4 million and $2.4 million of equity-based compensation expense for the three months ended June 30, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $237.9 million, or 52.5% of revenue, for the three months ended June 30, 2015, compared to $120.1 million, or 56.2% of revenue, for the three months ended June 30, 2014. The $117.8 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility SWB expense was $116.0 million for the three months ended June 30, 2015, or 50.7% of revenue, compared to $111.2 million for the three months ended June 30, 2014, or 53.0% of revenue.

Professional fees. Professional fees were $30.0 million for the three months ended June 30, 2015, or 6.6% of revenue, compared to $10.9 million for the three months ended June 30, 2014, or 5.1% of revenue. The $19.1 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility professional fees were $11.1 million for the three months ended June 30, 2015, or 4.9% of revenue, compared to $9.5 million, for the three months ended June 30, 2014, or 4.5% of revenue.

Supplies. Supplies expense was $20.5 million for the three months ended June 30, 2015, or 4.5% of revenue, compared to $10.6 million for the three months ended June 30, 2014, or 5.0% of revenue. The $9.9 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility supplies expense was $11.0 million for the three months ended June 30, 2015, or 4.8% of revenue, compared to $10.4 million for the three months ended June 30, 2014, or 5.0% of revenue.

Rents and leases. Rents and leases were $8.2 million for the three months ended June 30, 2015, or 1.8% of revenue, compared to $2.9 million for the three months ended June 30, 2014, or 1.3% of revenue. The $5.3 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility rents and leases were $2.5 million for the three months ended June 30, 2015, or 1.1% of revenue, compared to $2.8 million for the three months ended June 30, 2014, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $51.1 million for the three months ended June 30, 2015, or 11.3% of revenue, compared to $24.6 million for the three months ended June 30, 2014, or 11.5% of revenue. The $26.5 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility other operating expenses were $28.3 million for the three months ended June 30, 2015, or 12.4% of revenue, compared to $23.7 million for the three months ended June 30, 2014, or 11.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $14.9 million for the three months ended June 30, 2015, or 3.3% of revenue, compared to $5.9 million for the three months ended June 30, 2014, or 2.8% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2014 and 2015 and real estate acquired as part of the 2014 and 2015 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $28.0 million for the three months ended June 30, 2015 compared to $9.7 million for the three months ended June 30, 2014. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.125% Senior Notes on July 1, 2014 and the issuance of the 5.625% Senior Notes on February 11, 2015.

Loss (gain) on foreign currency derivatives. In connection with acquisitions in the United Kingdom, the Company entered into foreign currency forward contracts in May 2015 in order to fix the exchange rate applicable to the payment of acquisition purchase prices in June 2015. Unfavorable exchange rate changes resulted in a decrease in the fair value of the forward contracts and a loss on foreign currency derivatives of $1.0 million for the three months ended June 30, 2015, compared to gain of $13.7 million for the three months ended June 30, 2014 related to the acquisition of Partnerships in Care on July 1, 2014.

Transaction-related expenses. Transaction-related expenses were $7.2 million for the three months ended June 30, 2015 compared to $3.0 million for the three months ended June 30, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Three Months Ended June 30,
	2015	2014
Legal, accounting and other costs	$5,234	$3,016
Severance and contract termination costs	1,923	—

	$7,157	$3,016

Provision for income taxes. For the three months ended June 30, 2015, the provision for income taxes was $15.5 million, reflecting an effective tax rate of 31.4%, compared to $14.9 million, reflecting an effective tax rate of 39.9%, for the three months ended June 30, 2014. The decrease in the tax rate for the three months ended June 30, 2015 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $409.2 million, or 95.9%, to $836.0 million for the six months ended June 30, 2015 from $426.8 million for the six months ended June 30, 2014. The increase related primarily to revenue generated during the six months ended June 30, 2015 from the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility revenue before provision for doubtful accounts increased $38.4 million, or 9.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, resulting from same-facility growth in patient days of 8.9% and an increase in same-facility revenue per day of 0.2%. Consistent with the same-facility patient day growth in 2014, the growth in same-facility patient days for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $16.5 million for the six months ended June 30, 2015, or 2.0% of revenue before provision for doubtful accounts, compared to $11.6 million for the six months ended June 30, 2014, or 2.7% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $449.2 million for the six months ended June 30, 2015 compared to $240.0 million for the six months ended June 30, 2014, an increase of $209.2 million. SWB expense included $9.3 million and $4.2 million of equity-based compensation expense for the six months ended June 30, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $439.9 million, or 53.7% of revenue, for the six months ended June 30, 2015, compared to $235.8 million, or 56.8% of revenue, for the six months ended June 30, 2014. The $204.1 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility SWB expense was $230.5 million for the six months ended June 30, 2015, or 51.9% of revenue, compared to $218.0 million for the six months ended June 30, 2014, or 53.5% of revenue.

Professional fees. Professional fees were $52.5 million for the six months ended June 30, 2015, or 6.4% of revenue, compared to $21.3 million for the six months ended June 30, 2014, or 5.1% of revenue. The $31.2 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility professional fees were $21.3 million for the six months ended June 30, 2015, or 4.8% of revenue, compared to $18.5 million, for the six months ended June 30, 2014, or 4.5% of revenue.

Supplies. Supplies expense was $36.8 million for the six months ended June 30, 2015, or 4.5% of revenue, compared to $20.7 million for the six months ended June 30, 2014, or 5.0% of revenue. The $16.1 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility supplies expense was $21.1 million for the six months ended June 30, 2015, or 4.8% of revenue, compared to $20.2 million for the six months ended June 30, 2014, or 5.0% of revenue.

Rents and leases. Rents and leases were $14.1 million for the six months ended June 30, 2015, or 1.7% of revenue, compared to $5.7 million for the six months ended June 30, 2014, or 1.4% of revenue. The $8.4 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility rents and leases were $5.0 million for the six months ended June 30, 2015, or 1.1% of revenue, compared to $5.4 million for the six months ended June 30, 2014, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $91.7 million for the six months ended June 30, 2015, or 11.2% of revenue, compared to $47.8 million for the six months ended June 30, 2014, or 11.5% of revenue. The $43.9 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility other operating expenses were $53.7 million for the six months ended June 30, 2015, or 12.1% of revenue, compared to $46.1 million for the six months ended June 30, 2014, or 11.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $28.0 million for the six months ended June 30, 2015, or 3.4% of revenue, compared to $11.4 million for the six months ended June 30, 2014, or 2.7% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2014 and 2015 and real estate acquired as part of the 2014 and 2015 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $50.2 million for the six months ended June 30, 2015 compared to $19.4 million for the six months ended June 30, 2014. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.125% Senior Notes on July 1, 2014 and the issuance of the 5.625% Senior Notes on February 11, 2015.

Loss (gain) on foreign currency derivatives. In connection with acquisitions in the United Kingdom, the Company entered into foreign currency forward contracts in March and May 2015 in order to fix the exchange rate applicable to the payment of acquisition purchase prices in April and June 2015. Unfavorable exchange rate changes resulted in a decrease in the fair value of the forward contracts and a loss on foreign currency derivatives of $0.9 million for the six months ended June 30, 2015, compared to gain of $13.7 million for the three months ended June 30, 2014 related to the acquisition of Partnerships in Care on July 1, 2014.

Transaction-related expenses. Transaction-related expenses were $25.6 million for the six months ended June 30, 2015 compared to $4.6 million for the six months ended June 30, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Six Months Ended June 30,
	2015	2014
Advisory and financing commitment fees	$10,337	$—
Legal, accounting and other costs	9,054	4,136
Severance and contract termination costs	6,182	459

	$25,573	$4,595

Provision for income taxes. For the six months ended June 30, 2015, the provision for income taxes was $22.1 million, reflecting an effective tax rate of 31.4%, compared to $22.7 million, reflecting an effective tax rate of 39.0%, for the six months ended June 30, 2014. The decrease in the tax rate for the six months ended June 30, 2015 was primarily attributable to the acquisition of Partnerships in Care, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2015 was $90.6 million compared to $29.3 million for the six months ended June 30, 2014. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2014 and 2015 Acquisitions and the growth in same-facility operations. Days sales outstanding was 37 at both June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, we had working capital of $82.8 million and $108.2 million, respectively.

Cash used in investing activities for the six months ended June 30, 2015 was $413.6 million compared to $72.1 million for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2015 primarily consisted of $286.7 million of cash paid for acquisitions. Cash paid for capital expenditures for the six months ended June 30, 2015 was $122.0 million, consisting of $22.7 million of routine capital expenditures and $99.3 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.8% of revenue for the six months ended June 30, 2015. Cash paid for real estate acquisitions was $3.4 million for the six months ended June 30, 2015. Cash used in investing activities for the six months ended June 30, 2014 primarily consisted of $10.0 million of cash paid for acquisitions, $43.3 million of cash paid for capital expenditures and $18.3 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the six months ended June 30, 2015 was $261.8 million compared to $316.0 million for the six months ended June 30, 2014. Cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of borrowings on long-term debt of $875.0 million, borrowings on our revolving credit facility of $180.0 million, issuance of common stock of $331.5 million and an excess tax benefit from equity awards of $6.3 million, partially offset by repayment of assumed CRC debt of $904.5 million, principal payments on our revolving credit facility of $180.0 million, payment of debt issuance costs of $22.8 million, principal payments on long-term debt of $15.9 million and common stock withheld for minimum statutory taxes of $7.8 million. Cash provided by financing activities for the six months ended June 30, 2014 primarily consisted of the $374.3 million of proceeds from our issuance of common stock, borrowings on our revolving credit facility of $59.5 million, borrowings on long-term debt of $7.5 million and an excess tax benefit from equity awards of $3.5 million, partially offset by principal payments on our revolving credit facility of $113.0 million, payment of debt issuance costs of $5.8 million, principal payments on long-term debt of $3.8 million, cash paid as contingent consideration based upon earnings of Park Royal of $3.3 million and common stock withheld for minimum statutory taxes of $3.0 million.

We had total available cash and cash equivalents of $34.6 million and $94.0 million as of June 30, 2015 and December 31, 2014, respectively, of which approximately $17.4 million was held by our foreign subsidiaries for both periods. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Amended and Restated Senior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility.

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

We had $291.1 million of availability under the revolving line of credit as of June 30, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for June 30, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, we prepaid the December 31, 2014 quarterly TLA Facility principal payment of $1.9 million. We are required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’

assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility. We paid a commitment fee of 0.50% for undrawn amounts for the period from January 1, 2013 through February 12, 2014 and 0.40% for undrawn amounts for the period from February 13, 2014 through June 30, 2015. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

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

As of June 30, 2015, the Company was in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2015 and December 31, 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of June 30, 2015 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$133,865	$303,140	$515,086	$1,540,329	$2,492,420
Operating leases	26,258	41,046	20,975	40,909	129,188
Purchase and other obligations (b)	4,001	2,362	2,448	29,560	38,371

Total obligations and commitments	$164,124	$346,548	$538,509	$1,610,798	$2,659,979

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 3.25% per annum for our variable-rate debt based on the rate in place as of June 30, 2015.
(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016 and related to the acquisition of McCallum in September 2014 that we may make depending upon achievements of certain financial targets over the one-year period ending December 31, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had standby letters of credit outstanding of $8.9 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2015 was composed of $0.9 billion of fixed-rate debt and $1.0 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $1.4 million on an annual basis based upon our borrowing level at June 30, 2015.

The functional currency for our U.K. facilities is GBP. Our revenue and earnings are sensitive to changes in GBP to USD exchange rate. As a result, our future earnings could be affected by fluctuations in the exchange rate between USD and GBP. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $2.5 million for the six months ended June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	—
May 1 – May 31	3,770	70.88	—	—
June 1 – June 30	—	—	—	—

Total	3,770

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (the “Company”). (1)

10.1	Eighth Amendment, dated April 22, 2015, to the Amended and Restated Credit Agreement. (2)

10.2	Underwriting Agreement, dated May 5, 2015, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the several underwriters named therein. (3)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 6, 2015 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: August 5, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of the Company. (1)

10.1	Eighth Amendment, dated April 22, 2015, to the Amended and Restated Credit Agreement. (2)

10.2	Underwriting Agreement, dated May 5, 2015, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the several underwriters named therein. (3)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 6, 2015 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.