Form 10-Q
period 2015-09-30
Acadia Healthcare Company, Inc.
filed 2015-11-04
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4, 2015, there were 71,688,455 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,762	$94,040
Accounts receivable, net of allowance for doubtful accounts of $27,378 and $22,449, respectively	214,883	118,378
Deferred tax assets	37,291	20,155
Other current assets	75,335	41,570

Total current assets	378,271	274,143
Property and equipment, net	1,624,166	1,069,700
Goodwill	1,981,140	802,986
Intangible assets, net	58,976	21,636
Deferred tax assets – noncurrent	33,278	13,141
Other assets	69,408	41,984

Total assets	$4,145,239	$2,223,590

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$41,996	$26,965
Accounts payable	78,384	48,696
Accrued salaries and benefits	87,110	59,317
Other accrued liabilities	56,962	30,956

Total current liabilities	264,452	165,934
Long-term debt	2,092,317	1,069,305
Deferred tax liabilities – noncurrent	22,210	63,880
Other liabilities	87,008	43,506

Total liabilities	2,465,987	1,342,625
Redeemable noncontrolling interests	8,700	—
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 70,716,128 and 59,211,859 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	707	592
Additional paid-in capital	1,574,708	847,301
Accumulated other comprehensive loss	(84,293)	(68,370)
Retained earnings	179,430	101,442

Total equity	1,670,552	880,965

Total liabilities and equity	$4,145,239	$2,223,590

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$488,746	$303,001	$1,324,702	$729,784
Provision for doubtful accounts	(9,016)	(8,522)	(25,529)	(20,084)

Revenue	479,730	294,479	1,299,173	709,700
Salaries, wages and benefits (including equity-based compensation expense of $5,327, $2,805, $14,576 and $6,975, respectively)	258,410	168,632	707,583	408,680
Professional fees	30,759	14,878	83,215	36,151
Supplies	21,634	14,062	58,430	34,722
Rents and leases	8,542	3,214	22,639	8,872
Other operating expenses	57,244	31,432	148,899	79,188
Depreciation and amortization	16,890	10,325	44,920	21,696
Interest expense, net	27,737	14,068	77,932	33,505
Debt extinguishment costs	9,979	—	9,979	—
Loss (gain) on foreign currency derivatives	1,018	(1,527)	1,926	(15,262)
Transaction-related expenses	5,842	6,239	31,415	10,834

Total expenses	438,055	261,323	1,186,938	618,386

Income from continuing operations before income taxes	41,675	33,156	112,235	91,314
Provision for income taxes	12,669	7,703	34,794	30,383

Income from continuing operations	29,006	25,453	77,441	60,931
Income (loss) from discontinued operations, net of income taxes	80	(51)	83	(20)

Net income	29,086	25,402	77,524	60,911
Net loss attributable to noncontrolling interests	464	—	464	—

Net income attributable to Acadia Healthcare Company, Inc.	$29,550	$25,402	$77,988	$60,911

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.42	$0.43	$1.16	$1.14
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.42	$0.43	$1.16	$1.14

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.42	$0.43	$1.15	$1.13
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.42	$0.43	$1.15	$1.13

Weighted-average shares outstanding:
Basic	70,664	59,175	67,194	53,670
Diluted	71,110	59,409	67,539	53,922

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$29,086	$25,402	$77,524	$60,911
Other comprehensive income:
Foreign currency translation loss	(32,707)	(36,857)	(15,923)	(36,857)

Other comprehensive income	(32,707)	(36,857)	(15,923)	(36,857)

Comprehensive (loss) income	(3,621)	(11,455)	61,601	24,054
Comprehensive loss income attributable to noncontrolling interests	464	—	464	—

Comprehensive (loss) income attributable to Acadia Healthcare Company. Inc.	$(3,157)	$(11,455)	$62,065	$24,054

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2014	59,212	$592	$847,301	$(68,370)	$101,442	$880,965
Common stock issued under stock incentive plans	354	4	1,615	—	—	1,619
Common stock withheld for minimum statutory taxes	—	—	(9,201)	—	—	(9,201)
Equity-based compensation expense	—	—	14,576	—	—	14,576
Excess tax benefit from equity awards	—	—	8,020	—	—	8,020
Issuance of common stock, net	11,150	111	711,460	—	—	711,571
Other comprehensive loss	—	—	—	(15,923)	—	(15,923)
Other	—	—	937	—	—	937
Net income	—	—	—	—	77,988	77,988

Balance at September 30, 2015	70,716	$707	$1,574,708	$(84,293)	$179,430	$1,670,552

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating activities:
Net income	$77,524	$60,911
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	44,920	21,696
Amortization of debt issuance costs	5,017	2,229
Equity-based compensation expense	14,576	6,975
Deferred income tax expense	28,925	4,645
(Income) loss from discontinued operations, net of taxes	(83)	20
Debt extinguishment costs	9,979	—
Loss (gain) on foreign currency derivatives	1,926	(15,262)
Other	1,122	163
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(28,905)	(25,395)
Other current assets	(12,201)	1,322
Other assets	(4,879)	(2,086)
Accounts payable and other accrued liabilities	(8,316)	1,078
Accrued salaries and benefits	8,888	8,972
Other liabilities	5,071	3,805

Net cash provided by continuing operating activities	143,564	69,073
Net cash used in discontinued operating activities	(1,479)	(27)

Net cash provided by operating activities	142,085	69,046
Investing activities:
Cash paid for acquisitions, net of cash acquired	(391,216)	(722,797)
Cash paid for capital expenditures	(200,841)	(70,680)
Cash paid for real estate acquisitions	(21,976)	(22,247)
Settlement of foreign currency derivatives	(1,926)	15,262
Other	(887)	(733)

Net cash used in investing activities	(616,846)	(801,195)
Financing activities:
Borrowings on long-term debt	1,150,000	307,500
Borrowings on revolving credit facility	310,000	230,500
Principal payments revolving credit facility	(310,000)	(120,000)
Principal payments on long-term debt	(23,813)	(5,625)
Repayment of assumed CRC debt	(904,467)	—
Repayment of senior notes	(88,331)	—
Payment of debt issuance costs	(25,584)	(10,909)
Payment of premium on senior notes	(6,890)	—
Issuance of common stock, net	331,360	374,431
Common stock withheld for minimum statutory taxes, net	(7,582)	(3,477)
Excess tax benefit from equity awards	8,020	3,779
Cash paid for contingent consideration	—	(5,000)
Other	(374)	—

Net cash provided by financing activities	432,339	771,199
Effect of exchange rate changes on cash	(856)	(1,440)

Net (decrease) increase in cash and cash equivalents	(43,278)	37,610
Cash and cash equivalents at beginning of the period	94,040	4,569

Cash and cash equivalents at end of the period	$50,762	$42,179

(continued on next page)

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Effect of acquisitions:
Assets acquired, excluding cash	$1,793,139	$802,767
Liabilities assumed	(1,012,549)	(78,003)
Issuance of common stock in connection with acquisition	(380,210)	—
Redeemable noncontrolling interests resulting from an acquisition	(9,164)	—
Contingent consideration issued in connection with acquisition	—	(1,467)
Prior year deposits paid for acquisitions	—	(500)

Cash paid for acquisitions, net of cash acquired	$391,216	$722,797

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States, the United Kingdom and Puerto Rico. At September 30, 2015, the Company operated 233 behavioral healthcare facilities with over 9,600 beds in 37 states, the United Kingdom and Puerto Rico.

Basis of Presentation

The business of the Company is conducted through limited liability companies, partnerships and C-corporations. The Company’s consolidated financial statements include the accounts of the Company and all subsidiaries controlled by the Company through its’ direct or indirect ownership of majority interests and exclusive rights granted to the Company as the controlling member of an entity. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Basic and diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$29,470	$25,453	$77,905	$60,931
Income (loss) from discontinued operations	80	(51)	83	(20)

Net income	$29,550	$25,402	$77,988	$60,911

Denominator:
Weighted average shares outstanding for basic earnings per share	70,664	59,175	67,194	53,670
Effect of dilutive instruments	446	234	345	252

Shares used in computing diluted earnings per common share	71,110	59,409	67,539	53,922

Basic earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$0.42	$0.43	$1.16	$1.14
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.42	$0.43	$1.16	$1.14

Diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$0.42	$0.43	$1.15	$1.13
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.42	$0.43	$1.15	$1.13

Approximately 0.3 million and 0.5 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive. Approximately 0.9 million and 0.7 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

UK Acquisitions

On September 1, 2015, the Company completed the acquisitions of (i) three facilities from The Danshell Group (“Danshell”) for approximately $59.8 million, (ii) two facilities from Health and Social Care Partnerships (“H&SCP”) for approximately $26.2 million and (iii) Manor Hall for approximately $14.0 million. The inpatient psychiatric facilities acquired from Danshell have an aggregate of 73 beds and are located in England. The inpatient psychiatric facilities acquired from H&SCP have an aggregate of 50 beds and are located in England. Manor Hall has 26 beds and is located in England.

On July 1, 2015, the Company completed the acquisition of The Manor Clinic, a substance abuse facility with 15 beds located in England, for cash consideration of approximately $5.9 million.

On June 1, 2015, the Company completed the acquisitions of (i) one facility from Choice Lifestyles (“Choice”) for approximately $25.9 million and (ii) 15 facilities from Care UK Limited (“Care UK”) for approximately $88.2 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

On April 1, 2015, the Company completed the acquisitions of (i) two facilities from Choice for approximately $37.5 million, (ii) Pastoral Care Group (“Pastoral”) for approximately $34.2 million and (iii) Mildmay Oaks f/k/a Vista Independent Hospital

(“Mildmay Oaks”) for approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

Southcoast

On August 31, 2015, the Company completed the acquisition of a controlling interest in Southcoast Behavioral (“Southcoast”), an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25% noncontrolling interest approximates $9.2 million. The Company considered an income approach and other valuation methodologies to value the noncontrolling interests. The Company consolidates the operations of the facility based on its 75% equity ownership and its management of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheet based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

Belmont

On July 1, 2015, the Company completed the acquisition of the assets of Belmont Behavioral Health (“Belmont”), an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $40.0 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $5.0 million.

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

2014 Acquisitions

On December 1, 2014, the Company acquired the assets of Croxton Warwick Lodge (“Croxton”), an inpatient psychiatric facility with 24 beds located in England, for cash consideration of $15.6 million. On December 31, 2014, the Company completed the acquisition of Skyway House (“Skyway”), a substance abuse facility with 28 beds located in Chico, California, for cash consideration of $0.3 million. On September 3, 2014, the Company completed the acquisition of McCallum Place (“McCallum”), an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas, for total consideration of $37.4 million. On July 1, 2014, the Company acquired Partnerships in Care for cash consideration of $661.7 million, which was net of cash acquired of $12.0 million and the gain on settlement of foreign currency derivatives of $15.3 million. At the acquisition date, Partnerships in Care was the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds. On January 1, 2014, the Company acquired the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $174.5 million of the goodwill associated with domestic acquisitions completed in 2015 and 2014 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of Danshell, H&SCP, Manor Hall, The Manor Clinic, Belmont, Choice, Care UK, Pastoral, Mildmay Oaks, QAM and CRC.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the nine months ended September 30, 2015 in connection with the 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,600	$5,141	$24,741
Accounts receivable	47,095	20,917	68,012
Prepaid expenses and other current assets	26,448	1,207	27,655
Property and equipment	137,243	241,629	378,872
Goodwill	1,052,049	152,494	1,204,543
Intangible assets	37,000	204	37,204
Deferred tax assets – noncurrent	70,375	—	70,375
Other assets	6,478	—	6,478

Total assets acquired	1,396,288	421,592	1,817,880
Accounts payable	4,752	1,960	6,712
Accrued salaries and benefits	14,889	2,658	17,547
Other accrued expenses	38,638	3,848	42,486
Deferred tax liabilities – noncurrent	—	1,357	1,357
Long-term debt	904,467	2	904,469
Other liabilities	39,967	11	39,978

Total liabilities assumed	1,002,713	9,836	1,012,549

Redeemable noncontrolling interests	—	9,164	9,164

Net assets acquired	$393,575	$402,592	$796,167

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2014 in connection with the 2014 acquisitions were as follows (in thousands):

	Partnerships in Care	Other	Total
Cash	$11,674	$—	$11,674
Accounts receivable	7,684	1,849	9,533
Prepaid expenses and other current assets	8,828	169	8,997
Property and equipment	610,477	27,203	637,680
Goodwill	92,959	32,232	125,191
Intangible assets	651	204	855
Other assets	7,037	3,240	10,277

Total assets acquired	739,310	64,897	804,207
Accounts payable	3,958	93	4,051
Accrued salaries and benefits	10,422	—	10,422
Other accrued expenses	7,166	1,014	8,180
Deferred tax liabilities – noncurrent	21,509	—	21,509
Other liabilities	7,704	—	7,704

Total liabilities assumed	50,759	1,107	51,866

Net assets acquired	$688,551	$63,790	$752,341

Other

The qualitative factors comprising the goodwill acquired in the Pacific Grove, Partnerships in Care, McCallum, Croxton, Skyway, CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP and Manor Hall acquisitions (collectively the “2014 and 2015 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advisory and financing commitment fees	$—	$—	$10,337	$—
Legal, accounting and other costs	5,261	5,935	14,315	10,071
Severance and contract termination costs	581	304	6,763	763

	$5,842	$6,239	$31,415	$10,834

Pro Forma Information

The condensed consolidated statements of income for the three and nine months ended September 30, 2015 include revenue of $250.0 million and $619.7 million, respectively, and income from continuing operations before income taxes of $37.5 million and $95.2 million, respectively, related to the 2014 and 2015 Acquisitions. The condensed consolidated statements of income for the three and nine months ended September 30, 2014 include revenue of $78.8 million and $81.8 million, respectively, and income from continuing operations before income taxes of $6.2 million and $6.1 million, respectively, related to acquisitions completed in 2014.

The following table provides certain pro forma financial information for the Company as if the 2014 and 2015 Acquisitions occurred as of January 1, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$485,680	$480,695	$1,424,587	$1,321,938

Income from continuing operations, before income taxes	$43,101	$47,340	$87,511	$91,591

4.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,645)	$(1,330)
Non-compete agreements	1,247	1,247	(1,226)	(1,155)

	3,347	3,347	(2,871)	(2,485)

Intangible assets not subject to amortization:
Licenses and accreditations	10,779	9,184	—	—
Trade names	37,800	3,000	—	—
Certificates of need	9,921	8,590	—	—

	58,500	20,774	—	—

Total	$61,847	$24,121	$(2,871)	$(2,485)

In connection with the CRC acquisition, the Company acquired license and accreditation intangible assets with a fair value of $1.1 million, trade name intangible assets with a fair value of $34.8 million and certificate of need intangible assets with a fair value of $1.1 million.

Amortization expense related to definite-lived intangible assets was $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.4 million for both the nine months ended September 30, 2015 and 2014. Estimated amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $0.5 million, $0.4 million, $0, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land	$209,297	$132,406
Building and improvements	1,229,551	858,055
Equipment	127,275	73,584
Construction in progress	159,336	66,268

	1,725,459	1,130,313
Less accumulated depreciation	(101,293)	(60,613)

Property and equipment, net	$1,624,166	$1,069,700

6.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans (net of discount of $1,501 and $1,924, respectively)	$505,937	$525,576
Senior Secured Term B Loans (net of discount of $2,295)	493,955	—
Senior Secured Revolving Line of Credit	—	—
12.875% Senior Notes due 2018 (net of discount of $68 and $1,080, respectively)	9,101	96,420
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023 (net of premium of $1,375)	651,375	—
9.0% and 9.5% Revenue Bonds (net of premium of $1,320 and $1,649, respectively)	23,945	24,274

	2,134,313	1,096,270
Less: current portion	(41,996)	(26,965)

Long-term debt	$2,092,317	$1,069,305

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

On December 15, 2014, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to our Amended and Restated Credit Agreement. Pursuant to the Sixth Amendment, the Company incurred $235.0 million of additional term loans. A portion of the additional term loan advance was used to prepay its outstanding revolving loans, and a portion of the additional term loan advance is being held as cash on the consolidated balance sheet. The Sixth Amendment also specifically permitted the acquisition of CRC. In connection with the acquisition of CRC, the Sixth Amendment (i) imposed a temporary reserve on the Company’s revolving credit facility in the amount of $110.0 million in order to preserve such reserved amounts for later borrowings to partially fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) (the reserve is no longer in effect due to the acquisition of CRC), (ii) permitted the incurrence of an additional incremental term loan facility under the Amended and Restated Credit Agreement partially to fund the consideration for the acquisition of CRC (subject to limited conditionality provisions) and (iii) permitted the issuance of additional senior unsecured indebtedness or senior unsecured bridge indebtedness partially to fund the consideration for the acquisition of CRC.

The Company’s baskets for permitted investments were also increased to provide increased flexibility for the Company to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. The Company may now invest in non-wholly owned subsidiaries and joint ventures up to 7.5% of the Company’s and its subsidiaries’ total assets in any fiscal year, and up to 10% of the Company’s and its subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The Company may also invest in foreign subsidiaries that are not loan parties up to 10% of the Company’s and its subsidiaries’ total assets in any fiscal year, and up to 15% of the Company’s and its subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 20% of the Company’s and its subsidiaries’ total assets in any fiscal year.

The Sixth Amendment also permits the Company, subject to certain consents, to add one or more foreign borrowers and/or request revolving loans and letters of credit in foreign currencies.

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

The Company had $293.7 million of availability under the revolving line of credit as of September 30, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for September 30, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for September 30, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, the Company prepaid the December 31, 2014 quarterly term loan principal payment of $1.9 million. The Company is required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.0% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.0%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit. Borrowings under the Pro Rata Facilities mature on February 13, 2019.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of September 30, 2015, the Company was in compliance with such covenants.

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

On September 21, 2015, the Company purchased approximately $88.3 million aggregate principal amount of 12.875% Senior Notes in connection with a tender offer for any and all of the 12.875% Senior Notes. The notes purchased represent 90.6% of the outstanding $97.5 million principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were purchased at a price of 107.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, September 21, 2015. In connection with the purchase of notes, the Company recorded a debt extinguishment charge of approximately $10.0 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the accompanying consolidated statements of income. On September 18, 2015, the Company delivered a notice to redeem all $9.2 million in principal amount of the 12.875% Senior Notes remaining outstanding following the consummation of the tender offer. The redemption was effective November 1, 2015 with payment made to the note holders on November 2, 2015. The Company redeemed the remaining 12.875% Senior Notes in accordance to their terms.

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

On September 21, 2015, the Company issued $275.0 million of additional 5.625% Senior Notes. The additional notes form a single class of debt securities with the existing 5.625% Senior Notes. Giving effect to this issuance, the Company has outstanding an aggregate of $650.0 million of 5.625% Senior Notes.

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

The Company may redeem the 5.625% Senior Notes at its option, in whole or part, at any time prior to February 15, 2018, at a price equal to 100% of the principal amount of the 5.625% Senior Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the 5.625% Senior Notes, in whole or in part, on or after February 15, 2018, at the redemption prices set forth in the indenture governing the 5.625% Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before February 15, 2018, the Company may elect to redeem up to 35% of the aggregate principal amount of the 5.625% Senior Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2015 and December 31, 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of September 30, 2015, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,885,312 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $5.3 million and $2.8 million in equity-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $14.6 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $53.0 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years. The Company recognized a deferred income tax benefit of $2.2 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $6.0 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended September 30, 2015 and 2014 was $1.7 million and $0.3 million, respectively. The actual tax benefit realized from stock options exercised during the nine months ended September 30, 2015 and 2014 was $8.0 million and $3.8 million, respectively.

Stock option activity during 2014 and 2015 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	798,809	$21.93	8.20	$10,700
Options granted	226,663	49.80	9.25	209
Options exercised	(210,199)	14.93	N/A	4,994
Options cancelled	(77,851)	27.85	N/A	N/A

Options outstanding at December 31, 2014	737,422	32.19	8.09	14,512
Options granted	199,500	63.07	9.45	1,681
Options exercised	(204,867)	44.65	N/A	9,554
Options cancelled	(24,500)	45.91	N/A	N/A

Options outstanding at September 30, 2015	707,555	$42.45	7.91	$21,093

Options exercisable at December 31, 2014	91,947	$28.87	6.30	$3,326

Options exercisable at September 30, 2015	96,580	$39.27	6.10	$4,466

Restricted stock activity during 2014 and 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	461,697	$24.96
Granted	468,484	48.99
Cancelled	(75,369)	36.36
Vested	(132,784)	22.81

Unvested at December 31, 2014	722,028	$39.77
Granted	493,052	62.67
Cancelled	(33,850)	49.15
Vested	(214,234)	36.37

Unvested at September 30, 2015	966,996	$51.89

Restricted stock unit activity during 2014 and 2015 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at December 31, 2014	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at September 30, 2015	218,084	$56.97

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30, 2015	December 31, 2014
Weighted average grant-date fair value of options	$21.79	$17.14
Risk-free interest rate	1.53%	1.7%
Expected volatility	35%	36%
Expected life (in years)	5.5	5.5

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

The provision for income taxes for continuing operations for the three months ended September 30, 2015 and 2014 reflects effective tax rates of 30.4% and 23.2%, respectively. The provision for income taxes for continuing operations for the nine months ended September 30, 2015 and 2014 reflects effective tax rates of 31.0% and 33.3%, respectively. The lower tax rate for the three months ended September 30, 2014 was primarily attributable to the tax impact of the Partnerships in Care acquisition. The lower tax rate for the nine months ended September 30, 2015 was primarily attributable to the increase in the Company’s percentage of foreign earnings, which are derived from facilities located in a lower taxing jurisdiction and are permanently reinvested.

10.	Derivatives

The Company entered into foreign currency forward contracts during the three and nine months ended September 30, 2015 and 2014 in connection with acquisitions in the United Kingdom. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, losses associated with changes in fair value of $1.0 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, have been recorded in the consolidated statements of income. The final fair value of the 2015 foreign currency forward contracts settled during the three and nine months ended September 30, 2015. Gains associated with changes in fair value of $1.5 million and $15.3 million for the three and nine months ended September 30, 2014 have been recorded in the consolidated statements of income. The final fair value of the 2014 foreign currency forward contracts settled on July 1, 2014 for $15.3 million in connection with the acquisition of Partnerships in Care.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liabilities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Amended and Restated Senior Credit Facility	$999,892	$525,576	$999,892	$525,576
12.875% Senior Notes due 2018	$9,101	$96,420	$9,738	$109,688
6.125% Senior Notes due 2021	$150,000	$150,000	$156,000	$153,000
5.125% Senior Notes due 2022	$300,000	$300,000	$295,500	$295,500
5.625% Senior Notes due 2023	$651,375	—	$654,632	—
9.0% and 9.5% Revenue Bonds	$23,945	$24,274	$23,945	$24,274
Contingent consideration liabilities	$2,000	$3,000	$2,000	$3,000

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

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At September 30, 2015, the U.S. Facilities included 181 behavioral healthcare facilities with approximately 7,500 beds in 37 states and Puerto Rico, and the U.K. Facilities included 52 behavioral healthcare facilities with approximately 2,100 beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
U.S. Facilities	$379,857	$217,427	$1,037,250	$630,825
U.K. Facilities	97,875	76,026	256,117	76,026
Corporate and Other	1,998	1,026	5,806	2,849

	$479,730	$294,479	$1,299,173	$709,700

Segment EBITDA (1):
U.S. Facilities	$101,636	$53,814	$280,342	$154,377
U.K. Facilities	23,015	20,253	62,197	20,253
Corporate and Other	(16,183)	(9,001)	(49,556)	(25,568)

	$108,468	$65,066	$292,983	$149,062

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment EBITDA (1)	$108,468	$65,066	$292,983	$149,062
Plus (less):
Equity-based compensation expense	(5,327)	(2,805)	(14,576)	(6,975)
Debt extinguishment costs	(9,979)	—	(9,979)	—
(Loss) gain on foreign currency derivatives	(1,018)	1,527	(1,926)	15,262
Transaction-related expenses	(5,842)	(6,239)	(31,415)	(10,834)
Interest expense, net	(27,737)	(14,068)	(77,932)	(33,505)
Depreciation and amortization	(16,890)	(10,325)	(44,920)	(21,696)

Income from continuing operations before income taxes	$41,675	$33,156	$112,235	$91,314

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2015	$693,945	$109,041	$—	$802,986
Increase from 2015 acquisitions	1,114,683	89,859	—	1,204,542
Foreign currency translation	—	736	—	736
Purchase price allocation and other	281	(27,405)	—	(27,124)

Balance at September 30, 2015	$1,808,909	$172,231	$—	$1,981,140

	September 30, 2015	December 31, 2014
Assets (2):
U.S. Facilities	$2,848,415	$1,327,563
U.K. Facilities	1,032,804	726,693
Corporate and Other	264,020	169,334

	$4,145,239	$2,223,590

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, debt extinguishment costs, gain/loss on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(2)	Assets include property and equipment for the U.S. Facilities of $759.2 million, U.K. Facilities of $820.7 million and corporate and other of $44.3 million at September 30, 2015. Assets include property and equipment for the U.S. Facilities of $478.1 million, U.K. Facilities of $578.6 million and corporate and other of $13.0 million at December 31, 2014.

14.	Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Subtopic 805-10)” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers will recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. Although this guidance has an effective date for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2015, the Company has elected early adoption as permitted in the current period. As a result, there is no significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. Management is evaluating the impact of ASU 2015-03 on the Company’s consolidated financial statements.

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

On October 1, 2015, the Company completed the acquisition of Meadow View (“Meadow View”), an inpatient psychiatric facility with 28 beds located in England, for cash consideration of approximately $6.9 million. On November 1, 2015, the Company completed the acquisitions of (i) Discovery House-Group, Inc. (“Discovery House”) for cash consideration of approximately $118.5 million, (ii) Duffy’s Napa Valley Rehab (“Duffy’s”) for cash consideration of approximately $29.6 million and (iii) Cleveland House (“Cleveland House”) for approximately $10.2 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California. Cleveland House is an inpatient psychiatric facility with 32 beds located in England.

16.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 5.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$46,865	$3,897	$—	$50,762
Accounts receivable, net	—	182,815	32,068	—	214,883
Deferred tax assets	—	35,471	1,820	—	37,291
Other current assets	—	66,930	8,405	—	75,335

Total current assets	—	332,081	46,190	—	378,271
Property and equipment, net	—	731,670	892,496	—	1,624,166
Goodwill	—	1,702,375	278,765	—	1,981,140
Intangible assets, net	—	56,411	2,565	—	58,976
Deferred tax assets – noncurrent	4,621	18,484	10,173	—	33,278
Investment in subsidiaries	1,256,878	—	—	(1,256,878)	—
Other assets	462,205	28,488	2,322	(423,607)	69,408

Total assets	$1,723,704	$2,869,509	$1,232,511	$(1,680,485)	$4,145,239

Current liabilities:
Current portion of long-term debt	$41,781	$—	$215	$—	$41,996
Accounts payable	—	64,748	13,636	—	78,384
Accrued salaries and benefits	—	72,979	14,131	—	87,110
Other accrued liabilities	11,371	19,592	25,999	—	56,962

Total current liabilities	53,152	157,319	53,981	—	264,452
Long-term debt	—	2,068,588	447,336	(423,607)	2,092,317
Deferred tax liabilities – noncurrent	—	—	22,210	—	22,210
Other liabilities	—	77,687	9,321	—	87,008

Total liabilities	53,152	2,303,594	532,848	(423,607)	2,465,987

Redeemable noncontrolling interests	—	—	8,700	—	8,700

Total equity	1,670,552	565,915	690,963	(1,256,878)	1,670,552

Total liabilities and equity	$1,723,704	$2,869,509	$1,232,511	$(1,680,485)	$4,145,239

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$377,582	$111,164	$—	$488,746
Provision for doubtful accounts	—	(8,531)	(485)	—	(9,016)

Revenue	—	369,051	110,679	—	479,730
Salaries, wages and benefits	5,327	191,032	62,051	—	258,410
Professional fees	—	21,551	9,208	—	30,759
Supplies	—	17,349	4,285	—	21,634
Rents and leases	—	7,624	918	—	8,542
Other operating expenses	—	47,113	10,131	—	57,244
Depreciation and amortization	—	10,578	6,312	—	16,890
Interest expense, net	15,934	6,036	5,767	—	27,737
Debt extinguishment costs	9,979	—	—	—	9,979
Loss on foreign currency derivatives	1,018	—	—	—	1,018
Transaction-related expenses	—	2,831	3,011	—	5,842

Total expenses	32,258	304,114	101,683	—	438,055
(Loss) income from continuing operations before income taxes	(32,258)	64,937	8,996	—	41,675
Equity in earnings of subsidiaries	50,840	—	—	(50,840)	—
(Benefit from) provision for income taxes	(10,504)	21,383	1,790	—	12,669

Income (loss) from continuing operations	29,086	43,554	7,206	(50,840)	29,006
Income from discontinued operations, net of income taxes	—	80	—	—	80

Net income (loss)	29,086	43,634	7,206	(50,840)	29,086
Net loss attributable to noncontrolling interests	—	—	464	—	464

Net income attributable to Acadia Healthcare Company, Inc.	$29,086	$43,634	$7,670	$(50,840)	$29,550

Other comprehensive income:
Foreign currency translation gain	—	—	(32,707)	—	(32,707)

Other comprehensive income	—	—	(32,707)	—	(32,707)

Comprehensive income (loss)	$29,086	$43,634	$(25,037)	$(50,840)	$(3,157)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$212,376	$90,625	$—	$303,001
Provision for doubtful accounts	—	(7,444)	(1,078)	—	(8,522)

Revenue	—	204,932	89,547	—	294,479
Salaries, wages and benefits	2,805	117,261	48,566	—	168,632
Professional fees	—	9,816	5,062	—	14,878
Supplies	—	10,784	3,278	—	14,062
Rents and leases	—	2,419	795	—	3,214
Other operating expenses	—	18,979	12,453	—	31,432
Depreciation and amortization	—	5,874	4,451	—	10,325
Interest expense, net	4,096	6,439	3,533	—	14,068
Gain on foreign currency derivatives	(1,527)	—	—	—	(1,527)
Transaction-related expenses	—	5,428	811	—	6,239

Total expenses	5,374	177,000	78,949	—	261,323
(Loss) income from continuing operations before income taxes	(5,374)	27,932	10,598	—	33,156
Equity in earnings of subsidiaries	28,607	—	—	(28,607)	—
(Benefit from) provision for income taxes	(2,169)	12,517	(2,645)	—	7,703

Income (loss) from continuing operations	25,402	15,415	13,243	(28,607)	25,453
Income from discontinued operations, net of income taxes	—	(51)	—	—	(51)

Net income (loss)	$25,402	$15,364	$13,243	$(28,607)	$25,402

Other comprehensive income:
Foreign currency translation gain	—	—	(36,857)	—	(36,857)

Other comprehensive income	—	—	(36,857)	—	(36,857)

Comprehensive income (loss)	$25,402	$15,364	$(23,614)	$(28,607)	$(11,455)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,029,198	$295,504	$—	$1,324,702
Provision for doubtful accounts	—	(23,516)	(2,013)	—	(25,529)

Revenue	—	1,005,682	293,491	—	1,299,173
Salaries, wages and benefits	14,576	530,221	162,786	—	707,583
Professional fees	—	60,615	22,600	—	83,215
Supplies	—	47,287	11,143	—	58,430
Rents and leases	—	20,143	2,496	—	22,639
Other operating expenses	—	122,505	26,394	—	148,899
Depreciation and amortization	—	29,840	15,080	—	44,920
Interest expense, net	46,988	17,639	13,305	—	77,932
Debt extinguishment costs	9,979	—	—	—	9,979
Loss on foreign currency derivatives	1,926	—	—	—	1,926
Transaction-related expenses	—	24,193	7,222	—	31,415

Total expenses	73,469	852,443	261,026	—	1,186,938
(Loss) income from continuing operations before income taxes	(73,469)	153,239	32,465	—	112,235
Equity in earnings of subsidiaries	127,108	—	—	(127,108)	—
(Benefit from) provision for income taxes	(23,885)	50,634	8,045	—	34,794

Income (loss) from continuing operations	77,524	102,605	24,420	(127,108)	77,441
Income from discontinued operations, net of income taxes	—	83	—	—	83

Net income (loss)	77,524	102,688	24,420	(127,108)	77,524
Net loss attributable to noncontrolling interests	—	—	464	—	464

Net income attributable to Acadia Healthcare Company, Inc.	$77,524	$102,688	$24,884	$(127,108)	$77,988

Other comprehensive income:
Foreign currency translation gain	—	—	(15,923)	—	(15,923)

Other comprehensive income	—	—	(15,923)	—	(15,923)

Comprehensive income (loss)	$77,524	$102,688	$8,961	$(127,108)	$62,065

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$612,801	$116,983	$—	$729,784
Provision for doubtful accounts	—	(17,908)	(2,176)	—	(20,084)

Revenue	—	594,893	114,807	—	709,700
Salaries, wages and benefits	6,975	342,890	58,815	—	408,680
Professional fees	—	28,760	7,391	—	36,151
Supplies	—	30,137	4,585	—	34,722
Rents and leases	—	7,527	1,345	—	8,872
Other operating expenses	—	62,579	16,609	—	79,188
Depreciation and amortization	—	16,540	5,156	—	21,696
Interest expense, net	22,409	6,439	4,657	—	33,505
Loss on foreign currency derivatives	(15,262)	—	—	—	(15,262)
Transaction-related expenses	—	10,023	811	—	10,834

Total expenses	14,122	504,895	99,369	—	618,386
(Loss) income from continuing operations before income taxes	(14,122)	89,998	15,438	—	91,314
Equity in earnings of subsidiaries	69,446	—	—	(69,446)	—
(Benefit from) provision for income taxes	(5,587)	36,766	(796)	—	30,383

Income (loss) from continuing operations	60,911	53,232	16,234	(69,446)	60,931
Income from discontinued operations, net of income taxes	—	(20)	—	—	(20)

Net income (loss)	$60,911	$53,212	$16,234	$(69,446)	$60,911

Other comprehensive income:
Foreign currency translation gain	—	—	(36,857)	—	(36,857)

Other comprehensive income	—	—	(36,857)	—	(36,857)

Comprehensive income (loss)	$60,911	$53,212	$(20,623)	$(69,446)	$24,054

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$77,524	$102,688	$24,420	$(127,108)	$77,524
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(127,108)	—	—	127,108	—
Depreciation and amortization	—	29,840	15,080	—	44,920
Amortization of debt issuance costs	5,347	—	(330)	—	5,017
Equity-based compensation expense	14,576	—	—	—	14,576
Deferred income tax (benefit) expense	(58)	27,035	1,948	—	28,925
Loss from discontinued operations, net of taxes	—	(83)	—	—	(83)
Debt extinguishment costs	9,979	—	—	—	9,979
Loss (gain) on foreign currency derivatives	1,926	—	—	—	1,926
Other	—	1,088	34	—	1,122
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(16,535)	(12,370)	—	(28,905)
Other current assets	—	(14,287)	2,086	—	(12,201)
Other assets	(300)	(4,881)	2	300	(4,879)
Accounts payable and other accrued liabilities	—	(10,510)	2,194	—	(8,316)
Accrued salaries and benefits	—	7,953	935	—	8,888
Other liabilities	—	5,821	(750)	—	5,071

Net cash (used in) provided by continuing operating activities	(18,114)	128,129	33,249	300	143,564
Net cash provided by discontinued operating activities	—	(1,479)	—	—	(1,479)

Net cash (used in) provided by operating activities	(18,114)	126,650	33,249	300	142,085
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(88,308)	(302,908)	—	(391,216)
Cash paid for capital expenditures	—	(116,466)	(84,375)	—	(200,841)
Cash paid for real estate acquisitions	—	(21,976)	—	—	(21,976)
Settlement of foreign currency derivatives	—	(1,926)	—	—	(1,926)
Other	—	(887)	—	—	(887)

Net cash used in investing activities	—	(229,563)	(387,283)	—	(616,846)
Financing activities:
Borrowings on long-term debt	1,150,000	—	—	—	1,150,000
Borrowings on revolving credit facility	310,000	—	—	—	310,000
Principal payments on revolving credit facility	(310,000)	—	—	—	(310,000)
Principal payments on long-term debt	(23,813)	—	(300)	300	(23,813)
Repayment of assumed CRC debt	(904,467)	—	—	—	(904,467)
Repayments of senior notes	(88,331)	—	—	—	(88,331)
Payment of debt issuance costs	(25,584)	—	—	—	(25,584)
Payment of premium on senior notes	(6,890)	—	—	—	(6,890)
Issuance of Common Stock	—	331,360	—	—	331,360
Common stock withheld for minimum statutory taxes, net	(7,582)	—	—	—	(7,582)
Excess tax benefit from equity awards	8,020	—	—	—	8,020
Other	—	(374)	—	—	(374)
Cash provided by (used in) intercompany activity	(83,239)	(257,037)	340,876	(600)	—

Net cash provided by (used in) financing activities	18,114	73,949	340,576	(300)	432,339

Effect of exchange rate changes on cash	—	(856)	—	—	(856)

Net (decrease) increase in cash and cash equivalents	—	(29,820)	(13,458)	—	(43,278)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$46,865	$3,897	$—	$50,762

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$60,911	$53,212	$16,234	$(69,446)	$60,911
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(69,446)	—	—	69,446	—
Depreciation and amortization	—	16,540	5,156	—	21,696
Amortization of debt issuance costs	1,891	—	338	—	2,229
Equity-based compensation expense	6,975	—	—	—	6,975
Deferred income tax expense	(754)	3,218	2,181	—	4,645
Income from discontinued operations, net of taxes	—	20	—	—	20
Gain on foreign currency derivatives	(15,262)	—	—	—	(15,262)
Other	—	134	29	—	163
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(23,347)	(2,048)	—	(25,395)
Other current assets	—	1,067	255	—	1,322
Other assets	165	(2,086)	—	(165)	(2,086)
Accounts payable and other accrued liabilities	—	(2,752)	3,830	—	1,078
Accrued salaries and benefits	—	6,546	2,456	—	8,972
Other liabilities	—	3,549	256	—	3,805

Net cash (used in) provided by continuing operating activities	(15,520)	56,101	28,657	(165)	69,073
Net cash used in discontinued operating activities	—	(27)	—	—	(27)

Net cash (used in) provided by operating activities	(15,520)	56,074	28,657	(165)	69,046
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(722,797)	—	—	(722,797)
Cash paid for capital expenditures	—	(60,223)	(10,457)	—	(70,680)
Cash paid for real estate acquisitions	—	(22,247)	—	—	(22,247)
Settlement of foreign currency derivatives	15,262	—	—	—	15,262
Other	—	(733)	—	—	(733)

Net cash used in investing activities	15,262	(806,000)	(10,457)	—	(801,195)
Financing activities:
Borrowings on long-term debt	307,500	—	—	—	307,500
Borrowings on revolving credit facility	230,500	—	—	—	230,500
Principal payments on revolving credit facility	(120,000)	—	—	—	(120,000)
Principal payments on long-term debt	(5,625)	—	(165)	165	(5,625)
Payment of debt issuance costs	(10,909)	—	—	—	(10,909)
Issuance of common stock, net	374,431	—	—	—	374,431
Common stock withheld for minimum statutory taxes, net	(3,477)	—	—	—	(3,477)
Excess tax benefit from equity awards	3,779	—	—	—	3,779
Cash paid for contingent consideration	—	(5,000)	—	—	(5,000)
Cash (used in) provided by intercompany activity	(775,941)	765,347	8,669	1,925	—

Net cash provided by (used in) financing activities	258	760,347	8,504	2,090	771,199

Effect of exchange rate changes on cash	—	—	(1,440)	—	(1,440)

Net increase (decrease) in cash and cash equivalents	—	10,421	25,264	1,925	37,610
Cash and cash equivalents at beginning of the period	—	—	6,494	(1,925)	4,569

Cash and cash equivalents at end of the period	$—	$10,421	$31,758	$—	$42,179

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2015, we operated 233 behavioral healthcare facilities with over 9,600 beds in 37 states, the United Kingdom and Puerto Rico. During the nine months ended September 30, 2015, we acquired 152 facilities and added approximately 520 new beds, including 310 to existing facilities and 210 in two de novo facilities. For the year ending December 31, 2015, we expect to add approximately 500 total beds to facilities we owned as of December 31, 2014.

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

On June 1, 2015, we completed the acquisitions of (i) one facility from Choice for approximately $25.9 million and (ii) 15 facilities from Care UK for approximately $88.2 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

On July 1, 2015, we completed the acquisition of The Manor Clinic, a substance abuse facility with 15 beds located in England, for cash consideration of approximately $5.9 million.

On July 1, 2015, we completed the acquisition of the assets of Belmont, an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $40.0 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $5.0 million.

On August 31, 2015, we completed the acquisition of a controlling interest in Southcoast Behavioral (“Southcoast”), an inpatient psychiatric facility located in Fairhaven, Massachusetts. We own 75% of the equity interests in the facility.

On September 1, 2015, we completed the acquisitions of (i) three facilities from Danshell for approximately $59.8 million, (ii) two facilities from H&SCP for approximately $26.2 million and (iii) Manor Hall for approximately $14.0 million. The inpatient psychiatric facilities acquired from Danshell have an aggregate of 73 beds and are located in England. The inpatient psychiatric facilities acquired from H&SCP have an aggregate of 50 beds and are located in England. Manor Hall has 26 beds and is located in England.

Subsequent Acquisitions

On October 1, 2015, we completed the acquisition of Meadow View, an inpatient psychiatric facility with 28 beds located in England, for cash consideration of approximately $6.9 million.

On November 1, 2015, we completed the acquisitions of (i) Discovery House for cash consideration of approximately $118.5 million, (ii) Duffy’s for cash consideration of approximately $29.6 million and (iii) Cleveland House for approximately $10.2 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California. Cleveland House is an inpatient psychiatric facility with 32 beds located in England.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$114,663	23.5%	$60,698	20.0%	$306,196	23.0%	$175,312	24.0%
Medicare	57,263	11.7%	56,078	18.5%	158,395	12.0%	150,345	20.6%
Medicaid	160,337	32.8%	97,115	32.1%	440,865	33.3%	290,431	39.8%
NHS	97,040	19.9%	74,899	24.7%	252,675	19.1%	74,899	10.3%
Self-Pay	47,597	9.7%	6,295	2.1%	127,884	9.7%	19,509	2.7%
Other	11,846	2.4%	7,916	2.6%	38,687	2.9%	19,288	2.6%

Revenue before provision for doubtful accounts	488,746	100.0%	303,001	100.0%	1,324,702	100.0%	729,784	100.0%
Provision for doubtful accounts	(9,016)		(8,522)		(25,529)		(20,084)

Revenue	$479,730		$294,479		$1,299,173		$709,700

The following tables present a summary of our aging of accounts receivable as of September 30, 2015 and December 31, 2014:

September 30, 2015

	Current	30-90	90-150	>150	Total

Commercial	17.6%	6.8%	2.4%	2.7%	29.5%
Medicare	11.6%	2.4%	0.9%	1.7%	16.6%
Medicaid	25.1%	7.6%	2.5%	3.3%	38.5%
NHS	1.9%	3.1%	0.9%	—%	5.9%
Self-Pay	1.2%	1.7%	1.6%	2.7%	7.2%
Other	0.9%	0.8%	0.4%	0.2%	2.3%

Total	58.3%	22.4%	8.7%	10.6%	100.0%

December 31, 2014

	Current	30-90	90-150	>150	Total

Commercial	14.5%	6.7%	2.6%	3.1%	26.9%
Medicare	15.8%	3.4%	1.7%	3.7%	24.6%
Medicaid	22.2%	4.9%	2.3%	2.8%	32.2%
NHS	2.1%	1.8%	0.1%	—%	4.0%
Self-Pay	1.1%	1.8%	2.2%	6.2%	11.3%
Other	0.3%	0.2%	0.2%	0.3%	1.0%

Total	56.0%	18.8%	9.1%	16.1%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$488,746		$303,001		$1,324,702		$729,784
Provision for doubtful accounts	(9,016)		(8,522)		(25,529)		(20,084)

Revenue	479,730	100.0%	294,479	100.0%	1,299,173	100.0%	709,700	100.0%
Salaries, wages and benefits	258,410	53.9%	168,632	57.2%	707,583	54.5%	408,680	57.6%
Professional fees	30,759	6.4%	14,878	5.0%	83,215	6.4%	36,151	5.1%
Supplies	21,634	4.5%	14,062	4.8%	58,430	4.5%	34,722	4.9%
Rents and leases	8,542	1.8%	3,214	1.1%	22,639	1.7%	8,872	1.2%
Other operating expenses	57,244	11.9%	31,432	10.7%	148,899	11.5%	79,188	11.2%
Depreciation and amortization	16,890	3.5%	10,325	3.5%	44,920	3.5%	21,696	3.1%
Interest expense	27,737	5.8%	14,068	4.8%	77,932	6.0%	33,505	4.7%
Debt extinguishment costs	9,979	2.1%	—	0.0%	9,979	0.8%	—	0.0%
Loss (gain) on foreign currency derivatives	1,018	0.2%	(1,527)	(0.5)%	1,926	0.1%	(15,262)	(2.2)%
Transaction-related expenses	5,842	1.2%	6,239	2.1%	31,415	2.4%	10,834	1.5%

Total expenses	438,055	91.3%	261,323	88.7%	1,186,938	91.4%	618,386	87.1%

Income from continuing operations before income taxes	41,675	8.7%	33,156	11.3%	112,235	8.6%	91,314	12.9%
Provision for income taxes	12,669	2.6%	7,703	2.6%	34,794	2.7%	30,383	4.3%

Income from continuing operations	$29,006	6.1%	$25,453	8.7%	$77,441	5.9%	$60,931	8.6%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $185.7 million, or 61.3%, to $488.7 million for the three months ended September 30, 2015 from $303.0 million for the three months ended September 30, 2014. The increase related primarily to revenue generated during the three months ended September 30, 2015 from the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility revenue before provision for doubtful accounts increased by $16.8 million, or 5.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily resulting from same-facility growth in patient days of 6.8% offset by a decrease in same-facility revenue per day of 0.2%. Consistent with the same-facility patient day growth in 2014, the growth in same-facility patient days for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $9.0 million for the three months ended September 30, 2015, or 1.8% of revenue before provision for doubtful accounts, compared to $8.5 million for the three months ended September 30, 2014, or 2.8% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $258.4 million for the three months ended September 30, 2015 compared to $168.6 million for the three months ended September 30, 2014, an increase of $89.8 million. SWB expense included $5.3 million and $2.8 million of equity-based compensation expense for the three months ended September 30, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $253.1 million, or 52.8% of revenue, for the three months ended September 30, 2015, compared to $165.8 million, or 56.3% of revenue, for the three months ended September 30, 2014. The $87.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility SWB expense was $159.8 million for the three months ended September 30, 2015, or 52.5% of revenue, compared to $153.5 million for the three months ended September 30, 2014, or 53.7% of revenue.

Professional fees. Professional fees were $30.8 million for the three months ended September 30, 2015, or 6.4% of revenue, compared to $14.9 million for the three months ended September 30, 2014, or 5.0% of revenue. The $15.9 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility professional fees were $16.3 million for the three months ended September 30, 2015, or 5.4% of revenue, compared to $13.2 million, for the three months ended September 30, 2014, or 4.6% of revenue.

Supplies. Supplies expense was $21.6 million for the three months ended September 30, 2015, or 4.5% of revenue, compared to $14.1 million for the three months ended September 30, 2014, or 4.8% of revenue. The $7.5 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility supplies expense was $13.6 million for the three months ended September 30, 2015, or 4.5% of revenue, compared to $13.7 million for the three months ended September 30, 2014, or 4.8% of revenue.

Rents and leases. Rents and leases were $8.5 million for the three months ended September 30, 2015, or 1.8% of revenue, compared to $3.2 million for the three months ended September 30, 2014, or 1.1% of revenue. The $5.3 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility rents and leases were $3.1 million for the three months ended September 30, 2015, or 1.0% of revenue, compared to $3.1 million for the three months ended September 30, 2014, or 1.1% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $57.2 million for the three months ended September 30, 2015, or 11.9% of revenue, compared to $31.4 million for the three months ended September 30, 2014, or 10.7% of revenue. The $25.8 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility other operating expenses were $33.1 million for the three months ended September 30, 2015, or 10.9% of revenue, compared to $29.8 million for the three months ended September 30, 2014, or 10.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $16.9 million for the three months ended September 30, 2015, or 3.5% of revenue, compared to $10.3 million for the three months ended September 30, 2014, or 3.5% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2014 and 2015 and real estate acquired as part of the 2014 and 2015 Acquisitions.

Interest expense. Interest expense was $27.7 million for the three months ended September 30, 2015 compared to $14.1 million for the three months ended September 30, 2014. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 5.625% Senior Notes on February 11, 2015.

Debt extinguishment costs. Debt extinguishment costs for the three months ended September 30, 2015 represent $6.9 million of cash charges and $3.1 million of noncash charges recorded in connection with the purchase of approximately $88.3 million aggregate principal amount of outstanding 12.875% Senior Notes.

Loss (gain) on foreign currency derivatives. In connection with acquisitions in the United Kingdom, the Company entered into foreign currency forward contracts during the three months ended September 30, 2015 in order to fix the exchange rate applicable to the payment of acquisition purchase prices. Unfavorable exchange rate changes resulted in a decrease in the fair value of the forward contracts and a loss on foreign currency derivatives of $1.0 million for the three months ended September 30, 2015, compared to a gain of $1.5 million for the three months ended September 30, 2014 related to the acquisition of Partnerships in Care on July 1, 2014.

Transaction-related expenses. Transaction-related expenses were $5.8 million for the three months ended September 30, 2015 compared to $6.2 million for the three months ended September 30, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Three Months Ended September 30,
	2015	2014
Legal, accounting and other costs	$5,261	$5,935
Severance and contract termination costs	581	304

	$5,842	$6,239

Provision for income taxes. For the three months ended September 30, 2015, the provision for income taxes was $12.7 million, reflecting an effective tax rate of 30.4%, compared to $7.7 million, reflecting an effective tax rate of 23.2%, for the three months ended September 30, 2014. The lower tax rate for the three months ended September 30, 2014 was primarily attributable to the tax impact of the acquisition of Partnership in Care.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $594.9 million, or 81.5%, to $1.3 billion for the nine months ended September 30, 2015 from $729.8 million for the nine months ended September 30, 2014. The increase related primarily to revenue generated during the nine months ended September 30, 2015 from the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility revenue before provision for doubtful accounts increased $55.2 million, or 7.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily resulting from same-facility growth in patient days of 8.0%. Consistent with the same-facility patient day growth in 2014, the growth in same-facility patient days for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $25.5 million for the nine months ended September 30, 2015, or 1.9% of revenue before provision for doubtful accounts, compared to $20.1 million for the nine months ended September 30, 2014, or 2.8% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $707.6 million for the nine months ended September 30, 2015 compared to $408.7 million for the nine months ended September 30, 2014, an increase of $298.9 million. SWB expense included $14.6 million and $7.0 million of equity-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $693.0 million, or 53.3% of revenue, for the nine months ended September 30, 2015, compared to $401.7 million, or 56.6% of revenue, for the nine months ended September 30, 2014. The $291.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility SWB expense was $390.3 million for the nine months ended September 30, 2015, or 52.1% of revenue, compared to $371.4 million for the nine months ended September 30, 2014, or 53.6% of revenue.

Professional fees. Professional fees were $83.2 million for the nine months ended September 30, 2015, or 6.4% of revenue, compared to $36.2 million for the nine months ended September 30, 2014, or 5.1% of revenue. The $47.0 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility professional fees were $37.6 million for the nine months ended September 30, 2015, or 5.0% of revenue, compared to $31.7 million, for the nine months ended September 30, 2014, or 4.6% of revenue.

Supplies. Supplies expense was $58.4 million for the nine months ended September 30, 2015, or 4.5% of revenue, compared to $34.7 million for the nine months ended September 30, 2014, or 4.9% of revenue. The $23.7 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility supplies expense was $34.8 million for the nine months ended September 30, 2015, or 4.6% of revenue, compared to $33.9 million for the nine months ended September 30, 2014, or 4.9% of revenue.

Rents and leases. Rents and leases were $22.6 million for the nine months ended September 30, 2015, or 1.7% of revenue, compared to $8.9 million for the nine months ended September 30, 2014, or 1.2% of revenue. The $13.8 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility rents and leases were $8.0 million for the nine months ended September 30, 2015, or 1.1% of revenue, compared to $8.5 million for the nine months ended September 30, 2014, or 1.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $148.9 million for the nine months ended September 30, 2015, or 11.5% of revenue, compared to $79.2 million for the nine months ended September 30, 2014, or 11.2% of revenue. The $69.7 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisitions of Partnerships in Care and CRC. Same-facility other operating expenses were $86.8 million for the nine months ended September 30, 2015, or 11.6% of revenue, compared to $75.9 million for the nine months ended September 30, 2014, or 11.0% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $44.9 million for the nine months ended September 30, 2015, or 3.5% of revenue, compared to $21.7 million for the nine months ended September 30, 2014, or 3.1% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2014 and 2015 and real estate acquired as part of the 2014 and 2015 Acquisitions, particularly the acquisition of Partnerships in Care.

Interest expense. Interest expense was $77.9 million for the nine months ended September 30, 2015 compared to $33.5 million for the nine months ended September 30, 2014. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.125% Senior Notes on July 1, 2014 and the issuance of the 5.625% Senior Notes on February 11, 2015.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2015 represent $6.9 million of cash charges and $3.1 million of noncash charges recorded in connection with the purchase of approximately $88.3 million aggregate principal amount of outstanding 12.875% Senior Notes.

Loss (gain) on foreign currency derivatives. In connection with acquisitions in the United Kingdom, the Company entered into foreign currency forward contracts during the nine months ended September 30, 2015 in order to fix the exchange rate applicable to the payment of acquisition purchase prices. Unfavorable exchange rate changes resulted in a decrease in the fair value of the forward contracts and a loss on foreign currency derivatives of $1.9 million for the nine months ended September 30, 2015, compared to a gain of $15.3 million for the nine months ended September 30, 2014 related to the acquisition of Partnerships in Care on July 1, 2014.

Transaction-related expenses. Transaction-related expenses were $31.4 million for the nine months ended September 30, 2015 compared to $10.8 million for the nine months ended September 30, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Advisory and financing commitment fees	$10,337	$—
Legal, accounting and other costs	14,315	10,071
Severance and contract termination costs	6,763	763

	$31,415	$10,834

Provision for income taxes. For the nine months ended September 30, 2015, the provision for income taxes was $34.8 million, reflecting an effective tax rate of 31.0%, compared to $30.4 million, reflecting an effective tax rate of 33.3%, for the nine months ended September 30, 2014. The lower tax rate for the nine months ended September 30, 2015 was primarily attributable to the increase in the percentage of foreign earnings, which are derived from facilities located in a lower taxing jurisdiction and are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2015 was $143.6 million compared to $69.1 million for the nine months ended September 30, 2014. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2014 and 2015 Acquisitions and the growth in same-facility operations. Days sales outstanding was 41 at September 30, 2015 compared to 37 at December 31, 2014. As of September 30, 2015 and December 31, 2014, we had working capital of $113.8 million and $108.2 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2015 was $616.8 million compared to $801.2 million for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2015 primarily consisted of $391.2 million of cash paid for acquisitions. Cash paid for capital expenditures for the nine months ended September 30, 2015 was $200.8 million, consisting of $36.1 million of routine capital expenditures and $164.7 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine capital expenditures were 2.8% of revenue for the nine months ended September 30, 2015. Cash paid for real estate acquisitions was $22.0 million for the nine months ended September 30, 2015. Cash used in investing activities for the nine months ended September 30, 2014 primarily consisted of $722.8 million of cash paid for acquisitions, $70.7 million of cash paid for capital expenditures and $22.2 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the nine months ended September 30, 2015 was $432.3 million compared to $771.2 million for the nine months ended September 30, 2014. Cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of borrowings on long-term debt of $1.2 billion, borrowings on our revolving credit facility of $310.0 million, issuance of common stock of $331.4 million and an excess tax benefit from equity awards of $8.0 million, partially offset by repayment of assumed CRC debt of $904.5 million, repayment of senior notes of $88.3 million, principal payments on our revolving credit facility of $310.0 million, payment of debt issuance costs of $25.6 million, principal payments on long-term debt of $23.8 million, payment of premium for purchase of senior notes of $6.9 million and common stock withheld for minimum statutory taxes of $7.6 million. Cash provided by financing activities for the nine months ended September 30, 2014 primarily consisted of the $374.4 million of proceeds from our issuance of common stock, borrowings on our revolving credit facility of $230.5 million, borrowings on long-term debt of $307.5 million and an excess tax benefit from equity awards of $3.8 million, partially offset by principal payments on our revolving credit facility of $120.0 million, payment of debt issuance costs of $10.9 million, principal payments on long-term debt of $5.6 million, cash paid as contingent consideration based upon earnings of Park Royal of $5.0 million and common stock withheld for minimum statutory taxes of $3.5 million.

We had total available cash and cash equivalents of $50.8 million and $94.0 million as of September 30, 2015 and December 31, 2014, respectively, of which approximately $3.9 million and $17.4 million was held by our foreign subsidiaries as of September 30, 2015 and December 31, 2014. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

Our baskets for permitted investments were also increased to provide increased flexibility for us to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. We may now invest in non-wholly owned subsidiaries and joint ventures up to 7.5% of our and our subsidiaries’ total assets in any fiscal year, and up to 10% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. We may also invest in foreign subsidiaries that are not loan parties up to 10% of our and our subsidiaries’ total assets in any fiscal year, and up to 15% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 20% of our and our subsidiaries’ total assets in any fiscal year.

The Sixth Amendment also permits us, subject to certain consents, to add one or more foreign borrowers and/or request revolving loans and letters of credit in foreign currencies.

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

We had $293.7 million of availability under the revolving line of credit as of September 30, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our outstanding term loan A loans (“TLA Facility”) of $6.7 million for September 30, 2015 to December 31, 2015, $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, we prepaid the December 31, 2014 quarterly TLA Facility principal payment of $1.9 million. We are required to repay the TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 11, 2022.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.0% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.0%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

As of September 30, 2015, the Company was in compliance with all of the above covenants.

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

On September 21, 2015, we purchased approximately $88.3 million aggregate principal amount of 12.875% Senior Notes in connection with a tender offer for any and all of the 12.875% Senior Notes. The notes purchased represent 90.6% of the outstanding $97.5 million principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were purchased at a price of 107.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, September 21, 2015. In connection with the purchase of notes, we recorded a debt extinguishment charge of approximately $10.0 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the accompanying consolidated statements of income. On September 18, 2015, we delivered a notice to redeem all $9.2 million in principal amount of the 12.875% Senior Notes remaining outstanding following the consummation of the tender offer. The redemption was effective November 1, 2015 with payment made to the note holders on November 2, 2015. We redeemed the remaining 12.875% Senior Notes in accordance to their terms.

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

On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes. The additional notes form a single class of debt securities with the existing 5.625% Senior Notes. Giving effect to this issuance, we have outstanding an aggregate of $650.0 million of 5.625% Senior Notes.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2015 and December 31, 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2015 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$138,663	$312,844	$514,858	$1,752,177	$2,718,542
Operating leases	27,772	40,263	21,707	37,092	126,834
Purchase and other obligations (b)	3,001	2,880	1,883	29,312	37,076

Total obligations and commitments	$169,436	$355,987	$538,448	$1,818,581	$2,882,452

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rate of 3.0% per annum for our variable-rate debt based on the rate in place as of September 30, 2015.

(b)	Amounts relate to purchase obligations, including capital lease payments and contingent payments related to the acquisition of Park Royal in November 2012 that we may make depending upon achievements of certain financial targets over the four-year period ending December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had standby letters of credit outstanding of $6.3 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2015 was composed of $1.1 billion of fixed-rate debt and $1.0 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $0.5 million on an annual basis based upon our borrowing level at September 30, 2015.

The functional currency for our U.K. facilities is GBP. Our revenue and earnings are sensitive to changes in GBP to USD exchange rate. As a result, our future earnings could be affected by fluctuations in the exchange rate between USD and GBP. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $3.7 million for the nine months ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	13,413	$79.70	—	—
August 1 – August 31	2,990	79.78	—	—
September 1 – September 30	—	—	—	—

Total	16,403

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (the “Company”). (1)

4.1	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (2)

10.1	Underwriting Agreement, dated August 10, 2015, by and among Acadia, UBS Securities LLC and the Selling Stockholders named therein. (3)

10.2	Purchase Agreement, dated September 14, 2015, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (4)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

Exhibit No.	Exhibit Description

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 13, 2015 (File No. 001-35331).
(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: November 4, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (the “Company”). (1)

4.1	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (2)

10.1	Underwriting Agreement, dated August 10, 2015, by and among Acadia, UBS Securities LLC and the Selling Stockholders named therein. (3)

10.2	Purchase Agreement, dated September 14, 2015, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (4)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 13, 2015 (File No. 001-35331).
(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.