Form 10-K
period 2015-12-31
Acadia Healthcare Company, Inc.
filed 2016-02-26
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(615) 861-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $4.0 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $78.33 per share.

As of February 25, 2016, there were 87,219,536 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be held on May 19, 2016 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2015, we operated 258 behavioral healthcare facilities with over 9,900 beds in 39 states, the United Kingdom and Puerto Rico. During the year ended December 31, 2015, we acquired 176 facilities with approximately 3,450 beds and added 670 new beds, including 460 to existing facilities and 210 in two de novo facilities. On February 16, 2016, we completed the acquisition of Priory Group No. 1 Limited (“Priory”) which operated 327 facilities with approximately 7,100 beds at December 31, 2015. For the year ending December 31, 2016, we expect to add approximately 800 total beds exclusive of acquisitions.

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

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

On February 16, 2016, we completed the acquisition of Priory for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of our common stock. Priory is the leading independent provider of behavioral healthcare services in the United Kingdom.

On December 1, 2015, we completed the acquisition of certain facilities from MMO Behavioral Health Systems (“MMO”), including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, we completed the acquisitions of (i) Discovery House-Group, Inc. (“Discovery House”) for cash consideration of approximately $118.5 million, (ii) Duffy’s Napa Valley Rehab (“Duffy’s”) for cash consideration of approximately $29.6 million and (iii) Cleveland House for approximately $10.3 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California. Cleveland House is an inpatient psychiatric facility with 32 beds located in England.

On October 1, 2015, we completed the acquisition of Meadow View (“Meadow View”), an inpatient psychiatric facility with 28 beds located in England, for cash consideration of approximately $6.8 million.

On September 1, 2015, we completed the acquisitions of (i) three facilities from The Danshell Group (“Danshell”) for approximately $59.8 million, (ii) two facilities from Health and Social Care Partnerships (“H&SCP”) for approximately $26.2 million and (iii) Manor Hall (“Manor Hall”) for approximately $14.0 million. The inpatient psychiatric facilities acquired from Danshell have an aggregate of 73 beds and are located in England. The inpatient psychiatric facilities acquired from H&SCP have an aggregate of 50 beds and are located in England. Manor Hall has 26 beds and is located in England.

On August 31, 2015, we completed the acquisition of a controlling interest in Southcoast Behavioral (“Southcoast”), an inpatient psychiatric facility located in Fairhaven, Massachusetts. We own 75% of the equity interests in the facility.

On July 1, 2015, we completed the acquisition of the assets of Belmont Behavioral Health (“Belmont”), an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $38.2 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $3.2 million.

On July 1, 2015, we completed the acquisition of The Manor Clinic (“The Manor Clinic”), a substance abuse facility with 15 beds located in England, for cash consideration of approximately $5.9 million.

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

On April 1, 2015, we completed the acquisitions of (i) two facilities from Choice Lifestyles (“Choice”) for approximately $37.5 million, (ii) Pastoral Care Group (“Pastoral”) for approximately $34.2 million and (iii) Mildmay Oaks f/k/a Vista Independent Hospital (“Mildmay Oaks”) for approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

On March 1, 2015, we acquired the stock of Quality Addictions Management, Inc. (“QAM”) for total consideration of approximately $54.8 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

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

On December 31, 2014, we completed the acquisition of Skyway House (“Skyway”), a substance abuse facility with 28 beds located in Chico, California, for cash consideration of $0.3 million. On December 1, 2014, we acquired the assets of Croxton Warwick Lodge (“Croxton”), an inpatient psychiatric facility with 24 beds located in England, for cash consideration of $15.6 million. On September 3, 2014, we completed the acquisition of McCallum Place (“McCallum”), an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas, for total consideration of $37.4 million. On July 1, 2014, we acquired Partnerships in Care for cash consideration of $661.7 million, which was net of cash acquired of $12.0 million and the gain on settlement of foreign currency derivatives of $15.3 million. At the acquisition date, Partnerships in Care was the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds. On January 1, 2014, we acquired the assets of Pacific Grove Hospital (“Pacific Grove”), an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

For the years ended December 31, 2015 and 2014, we generated revenue of $1.8 billion and $1.0 billion, respectively. On a pro forma basis for the years ended December 31, 2015 and 2014, giving effect to Pacific Grove, Partnerships in Care, McCallum, Croxton, Skyway, CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP, Manor Hall, Meadow View, Cleveland House, Duffy’s, Discovery House and MMO (collectively the “2014 and 2015 Acquisitions”) and the acquisition of Priory described above as if such acquisitions had been completed as of January 1, 2014, we would have generated pro forma revenue of $2.9 billion and $2.7 billion, respectively. See “Pro Forma Financial Information” and “Note 4 – Acquisitions in the Consolidated Financial Statements” for additional details about pro forma information.

During 2013, we completed our acquisitions of Greenleaf Center, DMC-Memphis, Inc. d/b/a Delta Medical Center, two facilities from United Medical Corporation, The Refuge, a Healing Place, Longleaf Hospital and Cascade Behavioral Hospital.

Financing Transactions

On February 16, 2016, we issued $390.0 million of 6.500% Senior Notes due 2024 (the “6.500% Senior Notes”). The 6.500% Senior Notes mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. We used the net proceeds to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions.

On February 16, 2016, we entered into a Second Incremental Facility Amendment (the “Second Incremental Amendment”) to our Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Amended and Restated Credit Agreement”). The

Second Incremental Amendment activated a new $955.0 million incremental Term Loan B facility (the “New TLB Facility”) and added $135.0 million to the Term Loan A facility (the “TLA Facility”) to our Amended and Restated Senior Secured Credit Facility (the “Amended and Restated Senior Credit Facility”), subject to limited conditionality provisions. Borrowings under the New TLB Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

On January 25, 2016, we entered into the Ninth Amendment (the “Ninth Amendment”) to the Amended and Restated Senior Credit Facility. The Ninth Amendment modifies certain definitions and provides increased flexibility to us in terms of our financial covenants.

On January 12, 2016, we completed the offering of 11,500,000 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering) at a public offering price of $61.00 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $15.8 million and additional offering related costs of $0.7 million, were approximately $685.0 million. We used the net offering proceeds to fund a portion of the purchase price for the acquisition of Priory.

On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes due 2033 (the “5.625% Senior Notes”). The additional notes form a single class of debt securities with the existing 5.625% Senior Notes. Giving effect to this issuance, we have outstanding and aggregate of $650.0 million of 5.625% Senior Notes.

On September 21, 2015, we purchased approximately $88.3 million aggregate principal amount of 12.875% Senior Notes due 2018 (the “12.875% Senior Notes”) in connection with a tender offer for any and all of the 12.875% Senior Notes. The notes purchased represented 90.6% of the outstanding $97.5 million principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were purchased at a price of 107.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, September 21, 2015. On September 18, 2015, we delivered a notice to redeem all $9.2 million in principal amount of the 12.875% Senior Notes remaining outstanding following the consummation of the tender offer. On November 1, 2015, we redeemed all of the outstanding $9.2 million principal amount of the 12.875% Senior Notes. As a result of this redemption, both the 12.875% Senior Notes and the indenture governing the 12.875% Senior Notes were satisfied and discharged in accordance with their terms. In connection with the purchase of notes, the Company recorded a debt extinguishment charge of approximately $10.8 million for the year ended December 31, 2015, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the accompanying consolidated statements of income.

On May 11, 2015, we completed the offering of 5,175,000 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering) at a price of $66.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $12.0 million and additional offering-related costs of $0.8 million, were $331.3 million. We used the net offering proceeds to repay outstanding indebtedness and fund acquisitions.

On April 22, 2015, we entered into an Eighth Amendment to our Amended and Restated Credit Agreement (the “Eighth Amendment”). The Eighth Amendment changed the definition of “Change of Control” in part to remove a provision whose purpose was, when calculating whether a majority of incumbent directors have approved new directors, that any incumbent director that became a director as a result of a threatened or actual proxy contest was not counted in such calculation.

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. We used the net proceeds to fund a portion of the consideration for the acquisition of CRC.

On February 11, 2015, we entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to the Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental Term Loan B facility (the “Existing TLB Facility”) that was added to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the Existing TLB Facility were used to fund a portion of the consideration for the acquisition of CRC.

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

On June 16, 2014, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Amended and Restated Credit Agreement. The Fifth Amendment specifically permitted our acquisition of Partnerships in Care, gave us the ability to incur a tranche of term loan B debt in the future through its incremental credit facility, and modified certain of the restrictive covenants on miscellaneous investments and incurrence of miscellaneous liens. The restrictive covenants on investments in joint ventures and foreign subsidiaries were also amended such that we may now invest, in any given fiscal year, up to five percent (5%) of its total assets in both joint ventures and foreign subsidiaries, respectively; provided that the aggregate amount of investments in both joint ventures and foreign subsidiaries, respectively, may not exceed ten percent (10%) of its total assets over the life of the Amended and Restated Senior Credit Facility; provided further that the aggregate amount of investments made in both joint ventures and foreign subsidiaries collectively pursuant to the foregoing may not exceed fifteen percent (15%) of its total assets. Finally, the Fifth Amendment provided increased flexibility to us in terms of its financial covenants.

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

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Notes” and together with the 5.125% Senior Notes, the 5.625% Senior Notes and the 6.500% Senior Notes, the “Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013.

On March 12, 2013, we redeemed $52.5 million of the 12.875% Senior Notes using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, we recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

On December 31, 2012, we amended and restated our existing senior secured credit agreement, to provide a revolving line of credit of $100.0 million and term loans of $300.0 million, which resulted in debt proceeds of $151.1 million. We used $151.1 million of the term loans partially to fund the acquisition of Behavioral Centers of America, LLC (“BCA”) and AmiCare Behavioral Centers, LLC (“AmiCare”) on December 31, 2012. The credit agreement was amended further in 2013 and 2014 as disclosed above and in our other filings with the Securities and Exchange Commission (“SEC”).

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

On May 21, 2012, we completed the offering of 9,487,500 shares of Acadia common stock (including shares sold pursuant to the exercise of the over-allotment option that we granted to the underwriters as part of the offering) at a price of $15.50 per share. The net proceeds to us from the sale of the shares, after deducting the underwriting discount of $6.4 million and additional offering-related expenses of $0.7 million, were $139.0 million. We used the net offering proceeds to fund the acquisition of Timberline Knolls, LLC and acquisitions of certain facilities previously leased.

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has over 185 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2012 survey by Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 18.6% of adults in the United States aged 18 years or older suffer from a mental illness in a given year and about 4% suffer from a serious mental illness. According to the National Institute of Mental Health, over 20% of children, either currently or at some point in their life, have had a seriously debilitating mental disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options. According to a 2014 SAMHSA report, national expenditures at substance abuse treatment facilities are expected to reach $42.1 billion in 2020, up from $24.3 billion in 2009.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, recent healthcare reform in the United States is expected to increase access to industry services as more people obtain insurance coverage. A key aspect of reform legislation is the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral health and addiction benefits to provide such coverage to the same extent as other medical conditions.

The mental health hospitals market in the United Kingdom was roughly £14.4 billion in 2011. As a result of government budget constraints and an increased focus on quality, the independent mental health hospitals market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the United Kingdom healthcare industry. Demand for independent sector beds has grown significantly as a result of the National Health Service (the “NHS”) reducing its bed capacity and increasing hospitalization rates. Independent sector demand is expected to further increase in light of additional bed closures and reduction in community capacity by the NHS.

Leading platform in attractive healthcare niche. We are a leading behavioral healthcare platform in an industry that is undergoing consolidation in an effort to reduce costs and expand programs to better serve the growing need for inpatient behavioral healthcare services.

Diversified revenue and payor bases. As of December 31, 2015, we operated 258 facilities in 39 states, the United Kingdom and Puerto Rico. On a pro forma basis as of December 31, 2015, giving effect to the Priory acquisition, we would have operated 585 facilities in 39 states, the United Kingdom and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2015, we received 33% from Medicaid, 20% from the NHS (including Local Authorities in the United Kingdom), 23% from commercial payors, 12% from Medicare and 12% from other payors. On a pro forma basis for the year ended December 31, 2015, giving effect to the 2014 and 2015 Acquisitions and the Priory acquisition, we would have received 23% of our revenue from Medicaid, 41% from the NHS (including Local Authorities in the United Kingdom), 16% from commercial payors, 8% from Medicare and 12% from other payors. As we receive Medicaid payments from 43 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. No facility accounted for more than 2% of revenue for the year ended December 31, 2015 on a pro forma basis giving effect to the 2014 and 2015 Acquisitions and the Priory acquisition, and no state or U.S. territory accounted for more than 6% of revenue for the year ended December 31, 2015. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2015, our maintenance capital expenditures amounted to approximately 3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

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

Opportunistically pursue acquisitions. With the completed acquisitions of Priory, CRC and Partnerships in Care, we have positioned our company as a leading provider of mental health services in the United States and the United Kingdom. The behavioral healthcare industry in the United States and the independent behavioral healthcare industry in the United Kingdom are highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities. Acadia management believes there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions in various stages of development and consideration in the United States. In addition, management sees meaningful opportunities to pursue additional select acquisitions in the United Kingdom.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2015, we acquired 176 facilities and added 670 new beds, including 460 to our existing facilities and 210 in two de novo facilities. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration in the United States, especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our U.S. facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services. The table below presents the percentage of our total revenue attributed to each category on a pro forma basis giving effect to the 2014 and 2015 Acquisitions for the year ended December 31, 2015:

Facility/Service	Revenue for the Year Ended December 31, 2015
Acute inpatient psychiatric facilities	40%
Specialty treatment facilities	41%
Residential treatment centers	16%
Outpatient community-based services	3%

We receive payments from the following sources for services rendered in our U.S. facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. For the year ended December 31, 2015 in our U.S. facilities, we received 41% from Medicaid, 29% from commercial payors, 15% from Medicare and 15% from other payors. On a pro forma basis for the year ended December 31, 2015 in our U.S. facilities, giving effect to the 2014 and 2015 Acquisitions, we would have received 42% of our revenue from Medicaid, 29% from commercial payors, 15% from Medicare and 16% from other payors.

At December 31, 2015, our U.S. facilities included 204 behavioral healthcare facilities with approximately 7,700 beds in 39 states and Puerto Rico. Of the 204 behavioral healthcare facilities, 109 are comprehensive treatment centers, of which 98 are leased properties. Of the remaining 95 facilities, 71 are owned properties and 24 are leased properties.

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

The majority of our specialty treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders, emotional trauma and abuse. The goal of our treatment facilities is to provide the appropriate level of treatment to an individual no matter where they are in the lifecycle of their disease in order to restore the individual to a healthier, more productive life, free from dependence on illicit substances and destructive behaviors. Our treatment facilities provide a number of different treatment services such as assessment, detoxification, medication-assisted treatment, counseling, education, lectures and group therapy. We assess and evaluate the medical, psychological and emotional needs of the patient and addresses these needs in the treatment process. Following this assessment, an individualized treatment program is designed to provide a foundation for a lifelong recovery process. Many modalities are used in our treatment programs to support the individual, including the twelve step philosophy, cognitive/behavioral therapies, supportive therapies and continuing care.

Residential Recovery Facilities. Our inpatient facilities house and care for patients over an extended period and typically treat patients from a broadly defined regional market. We provide three basic levels of residential treatment depending on the severity of the patient’s addiction and/or behavioral disorder. Patients with the most severe dependencies are typically placed into inpatient treatment, in which the patient resides at a treatment facility. If a patient’s condition is less severe, he or she will be offered day treatment, which allows the patient to return home in the evening. The least intensive service is where the patient visits the facility for just a few hours a week to attend counseling/group sessions.

Following primary treatment, our extended care programs typically offer residential care, which allows patients to develop healthy and appropriate living skills while remaining in a safe and nurturing setting. Patients are supported in their recovery by a semi-structured living environment that allows them to begin the process of employment or to pursue educational goals and to take personal responsibility for their recovery. The structure of this treatment phase is monitored by a primary therapist who works with each patient to integrate recovery skills and build a foundation of sobriety with a strong support system. Length of stay will vary depending on the patient’s needs with a minimum stay of 30 days and could be multiple months if needed.

Our outpatient clinics serve patients that do not require inpatient treatment or are transitioning from a residential treatment program; have employment, family or school commitments; and have stabilized in their substance addiction recovery practices and are seeking ongoing continuing care.

Eating Disorder Facilities. Our eating disorder facilities provide treatment services for eating disorders and weight management, each of which may be effectively treated through a combination of medical, psychological and social treatment programs.

Comprehensive Treatment Centers. Our CTCs specialize in providing medication-assisted and abstinent-based treatment. Medication-assisted treatment combines behavioral therapy and medication to treat substance use disorders. CTCs utilize medication-assisted treatment to individuals addicted to opiates such as opioid analgesics (prescription pain medications) and heroin. Medication is used to normalize brain chemistry to block the euphoric effects of alcohol and opioids allowing our professional staff to provide behavioral therapy. Patients begin their treatment attending the clinic almost daily. Then, through successfully progressing in treatment, patients attend less frequently depending on individual treatment plans. The length of treatment differs from patient to patient, but typically ranges from one to three years.

Each of our CTCs provide a range of comprehensive substance abuse treatment support services that include medical, counseling, vocational, educational, and other treatment services. Our behavioral therapies are delivered in array of treatment models that may include individual and group therapy, intensive outpatient, outpatient, partial hospitalization/day treatment, road to recovery, and other programs that can be either abstinent or medication assisted based.

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

U.K. Operations

Overview

With the Priory and Partnerships in Care acquisitions, we are the leading independent provider of mental health services in the United Kingdom, operating 381 inpatient behavioral health facilities with approximately 9,300 beds. The facilities are located in England, Wales, Scotland and Northern Ireland. For the year ended December 31, 2015 and 2014, our U.K. facilities generated revenue of $360.7 million and $151.1 million, respectively, primarily through the operation and management of inpatient behavioral health facilities.

United Kingdom Mental Health Industry

In the United Kingdom, central government spending on health for fiscal year 2015-2016 is budgeted at approximately £141 billion, according to the United Kingdom government budget. This spending is primarily delivered by the NHS, a national public sector body. Local government spending on health and social care for the fiscal year 2015-2016 is budgeted at approximately £25.1 billion and is commissioned by Local Authorities in the United Kingdom, which we refer to as Local Authorities. The NHS and Local Authorities dominate the United Kingdom healthcare market in terms of the funding of care, with private health insurers and self-payment playing a lesser role in the sector.

The mental health market in the United Kingdom accounted for approximately £14.4 billion in 2011. The independent mental health market accounted for roughly £1.1 billion of that amount, or approximately 8% market share. As a result of government budget constraints and an increased focus on quality, the independent mental health market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the United Kingdom healthcare industry.

Mental health services in the United Kingdom are provided through three separate commissioning entities, each with their own separate budget and defined service responsibilities. The three entities are as follows: (i) Local Area Teams, which commission specialist mental health services (e.g., secure facilities and some acute facilities), (ii) Clinical Commissioning Groups, which commission all acute, rehabilitation and most community based services, and (iii) Local Authorities, which commission the remaining community mental health services (which focus primarily on learning disability services). In recent years, the NHS has placed increasing emphasis on implementing integrated care pathways in its mental health commissioning strategy, and the three commissioning entities are currently working to implement an integrated care pathways strategy through which all the services within the secure pathway are commissioned from the same provider (or provider consortium). Integrated care pathways provide patients with highly coordinated and personalized care overseen by a single provider that can monitor patient progression through each stage of the care pathway.

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

Description of U.K. Facilities

In the United Kingdom, we provide inpatient services through a variety of facilities, including mental health hospitals, clinics, care homes, schools, colleges and children’s homes. In addition to these services, we also operate a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (“EAP”) to organizations.

Our U.K. facilities and services can generally be classified into the following categories: healthcare facilities, education and children’s services, adult care facilities and elderly care facilities. The table below presents the percentage of our total revenue attributed to each category on a pro forma basis giving effect to the 2014 and 2015 Acquisitions and the Priory acquisition for the year ended December 31, 2015:

Facility/Service	Revenue for the Year Ended December 31, 2015
Healthcare facilities	65%
Education and Children’s Services	13%
Adult Care facilities	13%
Elderly Care facilities	9%

We receive payments from the NHS (including over 400 Local Authorities) and individual patients and clients. For the year ended December 31, 2015 in our U.K. facilities, we received 99% of our revenue from the NHS (including Local Authorities) and 1% from other payors. On a pro forma basis for the year ended December 31, 2015 in our U.K. facilities, giving effect to the 2014 and 2015 Acquisitions and the Priory acquisition, we would have received 93% of our revenue from the NHS (including Local Authorities) and 7 % from other payors.

At December 31, 2015, our U.K. facilities included 54 behavioral healthcare facilities with approximately 2,200 beds in the United Kingdom. At December 31, 2015, all of our U.K. Facilities were owned properties.

Healthcare

In the United Kingdom, mental health hospitals provide psychiatric treatment and nursing for sufferers of mental disorders, specifically for patients detained under a section of the United Kingdom’s Mental Health Act of 1983, and whose risk of harm to others and risk of escape from hospitals cannot be managed safely within other mental health settings. In order to manage the risks involved with treating patients, the facility is managed through the application of a range of security measures depending on the level of dependency and risk exhibited by the patient. The levels of dependency and risk stemming from the wide range of disorders treated at these hospitals determine the level of care provided, which are comprised of:

•	Secure Services. Medium secure facilities treat patients who may present a serious danger to others and themselves but do not need the physical security arrangements of a high security hospital. The purpose of medium secure services is to provide effective care and treatment to reduce risk, promote recovery and support patients moving through the care pathway to lower levels of security or to reestablishing themselves successfully in the community. Low secure facilities provide treatment for patients whom, because of the level of risk or challenge they present, cannot be treated in open mental health settings. Low secure services deliver intensive, comprehensive and multidisciplinary treatment to patients demonstrating disturbed behavior in the context of a serious mental disorder and require the provision of security but pose a lesser risk of harm to themselves and to others.

•	Specialty Treatment Services. Specialty treatment services provide treatment relating to eating disorders and addiction. Our eating disorder facilities provide treatment services for eating disorders and weight management for both adults and adolescents. Our addiction services provide treatment for abuse of addictive substances such as alcohol and illicit drugs as well as facilities for other addictions and behavioral disorders such as compulsive gambling.

•	Child and Adolescent Mental Health Services. Child and adolescent mental health services provide treatment to young people in need of expert care and support for behavioral, emotional or mental health difficulties. These services are designed to enable the children and young people within our care to improve their long-term wellbeing and effectively reintegrate into the community when they are ready.

•	Rehabilitation Services. Both locked and open mental health rehabilitation services provide a bridge between secure hospital facilities and community living by providing relapse prevention and social integration services as well as vocational opportunities.

•	Acute Services. Acute services provide treatment relating to emergency admissions for patients at risk to themselves or others, as well as crisis intervention and treatment of behavioral emergencies.

•	Care Homes. Care homes provide long-term, non-acute care for adults suffering from a mental illness or addiction, or who have a learning disability or brain injury and are unable to cope unsupported in the community.

Other Services

•	Education and Children’s Services. Education and children’s services provide specialist education for children and young people with special educational needs, including autism, Asperger’s Syndrome, social, emotional and mental health, and specific learning difficulties, such as dyslexia. The division also offers standalone children’s homes for children that require 52-week residential care to support complex and challenging behavior and fostering services.

•	Adult Care. Adult Care focuses on care of service users with a variety of learning difficulties, mental health illnesses and adult autism spectrum disorders. Care is provided in a number of settings, including in residential care homes and through supported living.

•	Elderly Care. Elderly care provides long-term, short-term and respite nursing care to high-dependency elderly individuals who are physically frail or suffering from dementia.

•	Care First. Care First leverages our clinical knowledge to provide EAP to organizations. These support services are designed to help employees manage difficult issues in their professional or personal lives with services that include:

•	A call center for telephone counseling available 24-hours a day, seven days a week;

•	A national network of counselors available for live, face-to-face support;

•	Interactive health and wellness programs;

•	Debt management advice services; and

•	Management training.

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iv) the NHS (including Local Authorities in the United Kingdom); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” for additional disclosure. Other information related to our revenues, income and other operating information is provided in our Consolidated Financial Statements.

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

Audits

Our healthcare facilities are subject to federal, state and commercial payor audits to validate the accuracy of claims submitted to the government healthcare programs and commercial payors. If these audits identify overpayments, we could be required to make substantial repayments, subject to various appeal rights. Several of our facilities have undergone claims audits related to their receipt of payments during the last several years with no material overpayments identified. However, potential liability from future audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations, as well as commercial payor contracts, also provide for withholding payments in certain circumstances, which could adversely affect our cash flow.

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

U.K. Overview

The regulatory environment applicable to facilities in the United Kingdom is complex and multifaceted. The regulatory regime is made up of multiple statutes, regulations and minimum standards that are subject to continuous change. The laws and regulations applicable to the United Kingdom facilities include, without limitation, the Mental Capacity Act of 2005, Safeguarding Vulnerable Groups Act of 2006, Mental Health Act of 2007, Health and Social Care Act of 2008 and Corporate Manslaughter and Corporate Homicide Act of 2008. These laws and regulations are predominantly protective in nature and share the same general underlying purpose to protect vulnerable persons from exploitation or harm. The regulatory requirements relevant to our facilities in the United Kingdom cover our operations from the initial establishments of new facilities, which are subject to registration and licensing requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to service users, clinical and educational standards, conduct of our professional and support staff and other areas.

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

Safeguarding Vulnerable Groups Act of 2006. The Safeguarding Vulnerable Groups Act of 2006 created the Independent Safeguarding Authority (“ISA”). In December 2012, the ISA merged with the Criminal Records Bureau to form the Discharge and Barring Service (“DBS”) and is required to establish and maintain lists of persons barred from working with children and adults. It is a criminal offense for a barred person to seek to work, or work in, activities from which they are barred. It is also generally a criminal offense for an employer to allow a barred person, or person who is not appropriately registered, to work in any regulated activity.

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

The Health and Social Care Act of 2008. The Health and Social Care Act of 2008 (“HSCA”), as amended by the Care Act 2014, established the Care Quality Commission (“CQC”) as the registration and regulatory body for health and adult social care in England. Under the HSCA, service providers carrying out “regulated activities” must be registered with the CQC for each separate regulated activity provided. Where the service provider is a company, each regulated activity/location must also have an individual registered as the registered manager. Registration depends both on an assessment of the fitness of the registered provider and also the individual registered manager. Regulated activities include the provision of residential accommodation together with nursing or personal care and the provision of treatment for a disease, disorder or injury by or under the supervision of a social worker or a multidisciplinary team which includes a social worker where the treatment is for a mental disorder.

The Care Act 2014. The Care Act 2014 came into force on April 1, 2015 along with a range of supporting regulations and a single set of statutory guidance. The Care Act 2014 requires Local Authorities to set personal budgets for individuals that are appropriate to meeting those individuals’ assessed eligible care and support needs. The Care Act 2014 also imposes new statutory duties upon Local Authorities to ensure the supply of diverse, good quality, local services, including a duty to plan for future demand and to ensure that services are high quality and sustainable.

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

Regulatory and Enforcement Bodies

The primary healthcare regulatory enforcement bodies in the United Kingdom are Monitor, the CQC, HIW, CCSIW, HIS, SCSWIS and RQIA. In addition, OFSTED, Estyn, Education Scotland and other regulatory bodies regulate and inspect education services in England, Wales and Scotland, as applicable. These enforcement bodies control and administer the registration, inspection and complaints procedures set out under the applicable laws and regulations. The enforcement bodies have the power to terminate a facility’s registration, refuse to register a facility, impose admissions holds, or impose significant fines if a service provider fails to meet the key minimum standards and requirements prescribed under the various laws and regulations. See “Risk Factors— If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.”

Monitor. Monitor is the sector regulator for healthcare, tasked with regulating all providers of nonexempt NHS funded services in England. Monitor is the general economic and competition regulator. It fulfills this role through licensing health care providers and, together with the NHS England, sets the national price tariff for NHS services. Monitor’s role includes regulating clinical commissioning groups, community services and secondary care services, protecting and promoting patients’ interests, tackling abuses and dealing with unjustifiable restrictions on competition. Monitor must exercise its functions with a view to preventing anticompetitive behavior in the provision of health care services.

The CQC. The CQC is the independent regulator for health and adult social care in England. The CQC is distinct from Monitor in that it focuses on quality and ensuring the maintenance of standards in health and social care practices. The CQC licenses NHS and adult social care service providers to enable it to keep a check on safety and quality standards. The CQC also carries out facility inspections. Care homes for young adults (including specialist college accommodation) are registered and inspected by the CQC.

HIW. HIW is the independent inspectorate and regulator of all health care in Wales. Certain independent healthcare services are required to register with HIW. HIW also inspects NHS and independent healthcare organizations in Wales to ensure compliance with its and the NHS’s standards, policies, guidance and regulations. The HIW Review Service for Mental Health monitors the use of the Mental Health Act 1983 to ensure that it is being used properly on behalf of Welsh Ministers.

CCSIW. Social care and social services in Wales are regulated by the Care and Social Services Inspectorate Wales (“CCSIW”). CCSIW carries out unannounced inspections and measure against regulations. Children’s homes in Wales are inspected by CCSIW.

HIS. Healthcare Improvement Scotland (“HIS”) is the independent regulator for healthcare services in Scotland. HIS inspects healthcare providers in Scotland to ensure compliance with its standards, policies, guidance and regulations.

SCSWIS. Care services in Scotland are regulated by the Care Inspectorate Scotland (also known as Social Care and Social Work Improvement Scotland) (“SCSWIS”) and all care services in Scotland must be registered with them. As well as registration, SCSWIS inspects services against the National Care Standards and they can take action to force services to improve and can close services if necessary. Independent schools with boarding facilities must register their boarding provision with SCSWIS for the regulation of care as a school care accommodation service.

RQIA. In Northern Ireland, the Regulation and Quality Improvement Authority (“RQIA”) is Northern Ireland’s independent health and social care regulator. RQIA is responsible for registering, inspecting and encouraging improvement in a range of health and social care services in accordance with the Health and Personal Social Services (Quality, Improvement and Regulation) (Northern Ireland) Order 2003 and its supporting regulations. RQIA inspections are based on certain minimum care standards.

OFSTED. The Office for Standards in Education, Children’s Services and Skills (“OFSTED”) regulates and inspects services in England that care for children and young people, and services providing education and skills for learners of all ages. OFTSED carries out routine day school and further education college inspections to ensure compliance with inspection frameworks.

Estyn. In Wales, the Office of Her Majesty’s Inspectorate for Education and Training (“Estyn”) inspects quality standards in education and training for children’s homes, residential schools and colleges.

Education Scotland. In Scotland, the education provision for independent schools with boarding facilities is regulated by Education Scotland.

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

Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. Our operations have professional and general liability insurance for claims in excess of a $1,000,000 self-insured retention with an insured excess limit of $50 million.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, including UHS, and the NHS in the U.K. We also compete against hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies and possibly other pure-play behavioral healthcare companies.

The mental health services sector in the United Kingdom comprises hospitals or establishments that provide psychiatric treatment for illness or mental disorder at all security and treatment levels. We operate in several highly competitive markets in the United Kingdom with a variety of for-profit, the NHS and other not-for-profit groups in each of our markets. Most competition is regional or local, based on relevant catchment areas and procurement initiatives. The NHS is often the dominant provider, although the trend has been towards increased outsourcing, whereby the NHS is both a provider and customer of mental healthcare services. The NHS (including Local Authorities) accounts for approximately 70% of the total mental health hospital beds providing care in the United Kingdom, with independent providers accounting for the remaining approximately 30% of beds.

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

Employees

As of December 31, 2015, we had approximately 26,400 employees, of which approximately 17,800 were employed full-time. At the acquisition date, Priory had over 16,000 employees. As of December 31, 2015, labor unions represented approximately 472 of our employees, at five of our U.S. facilities through eight collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future. The Royal College of Nursing is the trade union for all full and part-time nurses, nursing cadets and healthcare assistants in the U.K.

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

Pro Forma Financial Information

This report contains certain unaudited information, including revenue and operating statistics based on revenue, that is presented on a pro forma basis assuming that acquisitions we completed during 2014 and 2015 and the acquisition of Priory occurred as of an earlier date. The unaudited pro forma information gives effect to each acquisition as if it occurred on January 1, 2014. Management believes that the pro forma financial information is helpful given the rapid growth of Acadia through acquisitions. The unaudited pro forma financial information has been prepared using the acquisition method of accounting for business combinations under Generally Accepted Accounting Principles (“GAAP”). The unaudited pro forma financial information is for illustrative purposes only and does not purport to represent what our financial condition or results of operations actually would have been had the events in fact occurred on the assumed date or to project our financial condition or results of operations for any future date or future period. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this report and the financial statements of Acadia and the acquired companies in other reports that we have filed with the SEC.

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

Review of the acquisition of Priory by the Competition and Markets Authority (“CMA”) may delay our integration of Priory or require us to divest part of Priory’s or our respective businesses. If we are unable to successfully integrate Priory into our business following completion of competition review, or if divestments of Priory’s or our respective businesses are required, our business, financial condition and results of operations may be negatively impacted.

We cannot determine when the CMA will complete its review of the acquisition of Priory and, until such review is complete, we will not be allowed to integrate Priory’s business. Further, we may be required by the CMA to divest part of Priory’s or our respective businesses. Our business, financial condition and results of operations may suffer, and our expectations for the acquisition of Priory may not be met, if we are not able to integrate Priory’s business for an extended period as a result of an ongoing CMA review or if we are required to divest part of Priory’s or our respective businesses.

Upon completion of the CMA review, we intend to integrate Priory’s business into our current business. Successful integration will depend on our ability to effect any required changes in operations or personnel which may entail unforeseen liabilities. The integration of Priory may expose us to certain risks, including the following: difficulty in integrating Priory in a cost-effective manner; difficulty or delay in the establishment of effective management information and financial control systems, unforeseen legal, regulatory, contractual, employment or other issues arising out of the combination; combining corporate cultures; maintaining employee morale and retaining key employees; potential disruptions to our on-going business caused by our senior management’s focus on integrating Priory; and performance of the combined assets not meeting our expectations or plans. A failure to properly integrate Priory could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

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

A significant portion of our revenues is derived from government healthcare programs, principally Medicare and Medicaid. On a pro forma basis for the year ended December 31, 2015, giving effect to the 2014 and 2015 Acquisitions and the Priory acquisition, we would have received approximately 31% of our revenue from the Medicare and Medicaid programs.

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

As of December 31, 2015, we had approximately $2.2 billion of total debt (net of debt issuance costs, discounts and premiums of $35.4 million), which included approximately $1.2 billion of debt under our Amended and Restated Senior Credit Facility, $150.0 million of debt under our 6.125% Senior Notes, $300.0 million of debt under our 5.125% Senior Notes, $650.0 million of debt under our 5.625% Senior Notes and $22.4 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (the “9.0% and 9.5% Revenue Bonds”). To finance our acquisition of Priory in February 2016, we also borrowed $955.0 million under the New TLB Facility, increased our TLA Facility by $135.0 million and issued $390.0 million of 6.500% Senior Notes. See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

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

The Amended and Restated Senior Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Amended and Restated Senior Credit Facility”

The restrictions may prevent us from taking actions that management believes would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to our financing arrangements if for any reason we are unable to comply with our financial covenants. The breach of any of these covenants and restrictions could result in a default under the indentures governing the Senior Notes or under the Amended and Restated Senior Credit Facility, which could result in an acceleration of our debt.

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

Expanding our international operations poses additional risks to our business.

Prior to the acquisition of Partnerships in Care, we were engaged in business activities in the United States and Puerto Rico. The acquisition of Partnerships in Care marked our first entry into a foreign market, and we expanded our operations in the United Kingdom as a result of our acquisition of Priory. Our business or financial performance may be adversely affected due to the risks of operating internationally, including but not limited to the following: economic and political instability, failure to comply with foreign laws and regulations and adverse changes in the health care policy of the United Kingdom (including decreases in funding for the services provided by Partnerships in Care and Priory), adverse changes in law and regulations affecting our operations in the United Kingdom, difficulties and costs of staffing and managing our new operations in the United Kingdom. If any of these events were to materialize, they could lead to disruption of our business, significant expenditures and/or damages to our reputation, which could have a material adverse effect on our results of operations, financial condition or prospects.

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

Assumptions of unknown liabilities

Facilities that we acquire, including the facilities acquired from Priory and CRC, may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, liabilities for failure to comply with healthcare laws and regulations and liabilities for unresolved litigation or regulatory reviews. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities, the purchase agreement with Priory contained minimal representations and warranties about the entities and business that we acquired. In addition, we have no indemnification rights against the sellers under the Priory purchase agreement and all of the purchase price consideration was paid at closing of the Priory acquisition. See “—Our acquisition of Priory and CRC may expose us to unknown or contingent liabilities for which we will not be indemnified” for additional disclosure. Therefore, we may incur material liabilities for the past activities of acquired entities and facilities. Even in those acquisitions in which we have such rights, we may experience difficulty enforcing the sellers’ obligations, or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

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

Our acquisition of Priory and CRC may expose us to unknown or contingent liabilities for which we will not be indemnified.

Priory and its subsidiaries may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, for failure to comply with healthcare laws and regulations and for regulatory reviews or unresolved litigation, including pending matters relating to corporate manslaughter at one Priory facility and other potential significant charges relating to Priory’s operations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from sellers, the purchase agreement with Priory contained minimal representations and warranties about the entities and business that we acquired.

The facilities we acquired in the acquisition of CRC have been and are currently subject to regulatory investigations, including but not limited to investigations by the Department of Justice’s Drug Enforcement Administration, including for non-compliance with certain regulatory requirements relating to the improper handling of controlled substances, and as a result may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, for failure to comply with healthcare laws and regulations and for unresolved litigation or regulatory reviews. In addition, the facilities we acquired in the acquisition of CRC have been and are from time to time, subject to various claims and legal actions that arise in the ordinary course of business, including claims for damages for personal injuries, wrongful death, medical malpractice, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance or may exceed levels of insurance coverage. These liabilities may increase our costs and harm our business. In addition, a substantial number of our patients addicted to opiates are treated with opioid substitution medications. Opioid substitution medications are prescription medications and have substantial risks associated with them. The facilities we acquired in the acquisition of CRC are currently subject to, and may in the future be subject to, claims arising out of illness, injury or death allegedly caused by opioid replacement therapy. If we are unable to address or manage the risks of claims alleging damages caused by opioid replacement therapy, this could have a material adverse impact on our financial condition and results of operations.

We have no indemnification rights against the sellers under the acquisition agreements related to the Priory and CRC acquisitions and all of the purchase price consideration was paid at the closing of each acquisition. Therefore, we may incur material liabilities for the past activities of acquired entities and facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

The majority of our revenue from our operations in the United Kingdom is not guaranteed and is being generated either from spot purchasing or under block or framework agreements where no volume commitments are given. In addition, there can be no assurance that we can achieve any fee rate increases in the future or will not suffer any fee rate decreases.

Any decline in demand for our services in the United Kingdom from publicly funded entities or private payers or any failure by us to extend current agreements or enter into alternative agreements on comparable terms with such entities could have an adverse effect on our average daily census (“ADC”), which would have a corresponding negative impact on our business, results of operations and financial condition. Further, there can be no assurances that we will be able to implement fee rate increases, which are a driver of our revenue from our operations, or not suffer from any decline in fee rates in the future. Should the effect of any increase in annual wages or other operating costs of the business exceed the effect of any increase in our fee rates or should our fee rates suffer a decline, we would have to absorb any costs that cannot be offset by our fees, which could have a negative impact on our business, results of operations and financial condition.

Publicly funded entities

A significant portion of our services funded by United Kingdom publicly funded entities are commissioned on a spot-purchase basis at prices determined by prevailing market conditions. It is generally a matter for the relevant commissioner to determine whether to use our services, and there is no guarantee that previous spot market purchasing activity by a commissioner will continue in the future or at all. We also have a number of fixed-term framework agreements which grant it preferred provider status with Local Authorities or the NHS typically lasting between one to three years. While we and the commissioners typically agree on pricing for 12 months with discounts related to the number of beds purchased, the commissioners do not make minimum purchasing commitments under such agreements. As such, commissioners may decide to place existing and new service users with our competitors, including their own in-house service providers, on short notice. We also have a small number of fixed-period block contracts, where a set number of beds are paid for at a discount to spot prices regardless of occupancy. As a result, should spot rates for our services increase, we would remain tied to the discounted rate, which could have an adverse effect on our results.

The rates that we charge publicly-funded entities for our services are negotiated individually with commissioners and are generally subject to annual adjustments on April 1 of each year, historically increasing by reference to the Retail Prices Index (“RPI”) or Consumer Price Index (“CPI”), and sector specific wage indices. However, the current economic climate and the United Kingdom government’s overriding economic policy to reduce the budget deficit means that, in the short term at least, commissioners may require that efficiency savings be made and that fees reflect local and national budget requirements. As a result, there can be no assurance that we can maintain the payment terms of our arrangements with publicly funded entities, including with respect to the timing of payments.

Further, following expiration of contracts there can be no assurance that negotiations with commissioners will result in the extension or renewal of existing arrangements or the entering into of alternative arrangements for those services. In addition, changing commissioning structures and practices, such as those under the Health and Social Care Act 2012, may involve tendering processes which may result in failing to remain or become an approved provider. Commissioners may also require that following the expiration date of current agreements with us, they contract with us on a spot basis rather than through a block arrangement or reduce the number of beds subject to block arrangements. Even if we are successful in extending current agreements or in entering into alternative arrangements, the duration of such extensions or arrangements is uncertain, and we may be unsuccessful in implementing rate increases under such agreements.

Private payers

Although we have agreements in place with a number of private medical insurance (“PMI”) plans where pricing is generally agreed annually, there is no obligation on the PMI plans to refer its members to us or to pay for its members to use our services. Further, we may not be able to renew our existing arrangements with PMI plans on terms comparable to what it has achieved in the past. Fee rates for self-paying individuals are adjusted on January 1 of each year depending on capacity and demand in the relevant service markets. Fees paid or reimbursed by PMI plans are typically adjusted in line with specific contract terms and are generally based on RPI and specific wage indices. Demand in both the PMI market and the self-pay is dependent on economic conditions, which impacts the number of people with sufficient income or capital to pay for insurance coverage or treatment themselves.

Structural shifts in the United Kingdom behavioral healthcare market may adversely affect us.

Publicly funded entities

Payments for our services by publicly funded entities in the United Kingdom, particularly the NHS and Local Authorities, account for the vast majority of our U.K. revenues. We expect publicly funded entities in the United Kingdom to continue to generate the significant majority of our revenue from our operations in the United Kingdom. Budget constraints, public spending cuts or other financial pressures could cause such publicly funded entities to spend less money on the type of services that we provide, or political or United Kingdom government policy changes could mean that fewer of such services are purchased by publicly funded entities from independent sector providers, due to a shift in funding sources towards PMI or self-payment.

While the outsourcing by the NHS in England of healthcare services has been increasing in recent years, the need of the NHS in England to achieve substantial efficiency savings is likely to result in continued funding pressure in the pricing of such services. For instance, Monitor, the NHS economic regulator, has determined national “tariffs” across a range of NHS services and has issued extensive guidance on how they are to be applied, including provision for local variations to national tariffs, subject to approval by Monitor. While none of our services are currently subject to national tariffs, the future application of any national tariff on our services could have a material adverse impact on our revenue.

In addition, the allocation of funding responsibility for adult social care will be subject to change over the next few years under the provisions of the Care Act 2014 under which individuals identified as being required to pay for their own care under the relevant means test will be required to take funding responsibility up to a specified lifetime monetary cap, with Local Authorities responsible for the remainder of expenses for personal care, excluding “daily living” expenses. This will potentially place greater funding responsibility with public sector bodies over the longer term, which will potentially exacerbate the current funding challenges faced by such bodies.

Private payers

Payments for our services in the United Kingdom by PMI plans account for a small portion of our U.K. revenue. In addition, payments for our services in the United Kingdom by self-pay patients, who purchase treatment on a spot basis account for a small portion of our U.K. revenues. Many of the patients who use our acute healthcare services in the United Kingdom do so because their PMI plan recognizes our facilities as being an appropriate provider of the psychiatric treatment services required by the patient. Our ability to attract patients who are funded by PMI plans could be adversely impacted if one or more PMI plans withdraws recognition status from our facilities, for example, as a result of a change in a PMI plan’s recognition status standards. In addition, many PMI plans have been changing the terms of their policies and shortening the length of time they will cover a stay at one of our U.K. facilities.

There can be no assurance that the entities or individuals who fund our services will not reduce or cease spending on the types of services that we provide or that alternative service or funding models for mental healthcare, learning disabilities care, specialist education or elderly care will not emerge. Any such funding or structural change in the markets where we operate could have a material adverse effect on our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

We are reliant upon maintaining strong relationships with commissioners employed by publicly funded entities, psychiatric and other medical consultants, and any reorganization of such publicly funded entities may result in the loss of those relationships.

The relationships that we have with commissioners is a key driver of referrals for our facilities in the United Kingdom. Referrals to our existing Partnerships in Care business by the NHS accounted for a significant percentage of its revenue for the year ended December 31, 2015 and the addition of Priory increases our reliance on such referrals. Should there be a major reorganization of publicly funded entities, such as the NHS reorganization announced in 2010 and implemented between 2012 and 2013, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to our facilities, which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects. Any actual or perceived deterioration in service quality, any serious incidents at our facilities or any other event that could cause commissioners to prefer other service providers over us could also adversely impact referrals from commissioners. Further, our business also depends, in part, on psychiatric and other medical consultants referring their patients to us for treatment either as in-patients or day patients. From time to time, consultants may decide to relocate or reposition their practices, retire or refer patients elsewhere with the result that there is a decrease in the number of referrals made to our facilities. A deterioration in relationships with commissioners or consultants or the decision by one or more commissioners or consultants to refer patients to our competitors or to stop all referrals would have an adverse effect on the ADC at our facilities in the United Kingdom, which would have a corresponding negative impact on our business, results of operations and financial condition.

Our operating costs are subject to increases, including due to statutorily mandated increases in the wages and salaries of our staff.

The most significant operating expense for our facilities is wage costs, which represent the staff costs incurred in providing our services and running our facilities, and which are primarily driven by the number of employees and pay rates. The number of employees employed by us is primarily linked to the number of facilities we operate and the number of individuals cared for by us. While we can reduce the number of employees should occupancy rates decrease at our facilities, there is a limit on the extent to which this can be done without impacting quality of our services.

Furthermore, in July 2015, a new National Living Wage was announced that will be introduced across the United Kingdom as the National Minimum Wage in April 2016 and this will increase our operating costs and, unless we can increase revenues or reduce other costs, will reduce our margins.

We also have a number of recurring costs including insurance, utilities and rental costs, and may face increases to other recurring costs such as regulatory compliance costs. There can be no assurance that any of our recurring costs will not grow at a faster rate than our revenue. As a result, any increase in our operating costs could have a material adverse effect on our business, results of operations and financial condition.

We care for a large number of vulnerable individuals with complex needs and any care quality deficiencies could adversely impact our brand, reputation and ability to market our services effectively.

Our future growth will partly depend on our ability to maintain our reputation for high quality services and, through successful sales and marketing activities, increased demand for our services. Factors such as health and safety incidents, problems at our facilities, regulatory enforcement actions, negative press or general customer dissatisfaction could lead to deterioration in the level of our quality ratings or the public perception of the quality of our services (including as a result of negative publicity about our industry generally), which in turn could lead to a loss of patient placements, referrals and self-pay patients or service users. Any impairment of our reputation, loss of goodwill or damage to the value of our brand name could have a material adverse effect on our business, results of operations and financial condition.

Many of our service users have complex medical conditions or special needs, are vulnerable and often require a substantial level of care and supervision. There is a risk that one or more service users could be harmed by one or more of our employees, either intentionally, through negligence or by accident. Further, individuals cared for by us have in the past engaged, and may in the future engage, in behavior that results in harm to themselves, our employees or to one or more other individuals, including members of the public. A serious incident involving harm to one or more service users or other individuals could result in negative publicity. Furthermore, the damage to our reputation or to the reputation of the relevant facility from any such incident could be exacerbated by any failure on our part to respond effectively to such incident. While we maintain an electronic incident reporting system, which management actively reviews and against which responses are monitored, have implemented rigorous clinical, educational and other governance procedures, carried out substantial employee training, employee inductions and employment reference procedures, including a criminal background check, for all front line staff and deployed public relations resources to manage both positive and negative publicity, there can be no assurance that an event giving rise to significant negative publicity would not occur. Such negative publicity could have a material adverse effect on our brand, reputation and ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

We are and in the future may become involved in legal proceedings based on negligence or breach of a contractual or statutory duty from service users or their family members or from employees or former employees.

From time to time, we are subject to complaints and claims from service users and their family members alleging professional negligence, medical malpractice or mistreatment. We are also subject to claims for unlawful detention from time to time when patients allege they should not have been detained under the Mental Health Act or where the appropriate procedures were not correctly followed.

Similarly, there may be substantial claims from employees in respect of personal injuries sustained in the performance of their duties, particularly in respect of incidents involving patients detained under the Mental Health Act and where future employment prospects are impaired. Current or former employees may also make claims against us in relation to breaches of employment legislation.

We may also be involved in coroner’s inquests (or the Scottish equivalent) where there is a fatality at one of our facilities in the United Kingdom (such as pending matters relating to corporate manslaughter at one Priory facility) resulting in an adverse coroner’s verdict or civil claims by individuals or criminal prosecutions by regulatory authorities. Any fines imposed by the courts are likely to be substantial in view of the Sentencing Council guidelines published in November 2015, which materially increase fines for corporate manslaughter and certain health and safety offenses. There may also be safeguarding incidents at our facilities which, depending on the circumstances, may result in custodial sentences or other criminal sanctions for the member of staff involved.

The incurrence of any legal fees, damage awards or other fines as summarized above as well as any impact on our brand or reputation as a result of being involved in any legal proceedings are likely to have a material adverse impact on our business, results of operations and financial condition.

We handle sensitive personal data in the ordinary course of business and any failure to maintain the confidentiality of such data could result in legal liability and reputational harm.

We process and store sensitive personal data as part of our business. In the event of a security breach, sensitive personal data could become public. We are currently not aware of any material incidences of potential data breach; however, there can be no assurance that such breaches will not arise in future. Although we have in place policies and procedures to prevent such breaches, breaches could occur either as a result of a breach by us or as a result of a breach by a third party to whom we have provided sensitive personal data, and as a result, we could face liability under data protection laws. Such liability may result in sanctions, including fines and/or may cause us to suffer damage to our brand and reputation, which could have a material adverse effect on our business, results of operations and financial condition.

Our insurance may be inadequate, premiums may increase and, if there is a significant deterioration in our claims experience, insurance may not be available on acceptable terms.

We maintain liability insurance intended to cover service user, third party and employee personal injury claims. Due to the structure of our insurance program under which we carry a large self-insured retention, there may be substantial claims in respect of which the liability for damages and costs falls to us before being met by any insurance underwriter. There may also be claims in excess of our insurance cover or claims which are not covered by our insurance due to other policy limitations or exclusions or where we have failed to comply with the terms of the policy. Furthermore, there can be no assurance that we will be able to obtain liability insurance cover in the future on acceptable terms, or without substantial premium increases or at all, particularly if there is a deterioration in our claim experience history. A successful claim against us not covered by or in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Foreign currency exchange rate fluctuations could materially impact our consolidated financial position and results of operations.

The acquisition of Priory significantly expanded our United Kingdom operations. Accordingly, an increased portion of our revenues are derived from operations in the United Kingdom, and we intend to translate revenue and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international revenue and expenses could be reduced because foreign currencies may translate into fewer U.S. dollars.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

We incurred significant transaction and acquisition-related costs in connection with the Priory, CRC and Partnerships in Care acquisitions.

We incurred substantial costs in connection with the Priory, CRC and Partnerships in Care acquisitions, including transaction-related expenses. In addition, we may incur additional costs to maintain employee morale and to retain key employees, and we will incur substantial fees and costs related to formulating and executing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our ability to grow our business through organic expansion either by developing new facilities or by modifying existing facilities is dependent upon many factors.

Our ability to grow our business is dependent on capacity and occupancy at our facilities. Should our facilities reach maximum occupancy, we may need to implement other growth strategies either by developing new facilities or by modifying existing facilities.

Our facilities typically need to be purpose-designed in order to enable the type and quality of service that we provide. Consequently, we must either develop sites to create facilities or purchase or lease existing facilities, which may require substantial modification. We must be able to identify suitable sites and there is no guarantee that such sites will be available at all, or at an economically viable cost or in areas of sufficient demand for our services. The subsequent successful development and construction of a new facility is contingent upon, among other things, negotiation of construction contracts, regulatory permits and planning consents and satisfactory completion of construction. Similarly, our ability to expand existing facilities is also dependent upon various factors, including identification of appropriate expansion projects, permitting, licensure, financing, integration into our relationships with payors and referral sources, and margin pressure as new facilities are filled with patients.

Delays caused by difficulties in respect of any of the above factors may lead to cost overruns and longer periods before a return is generated on an investment, if at all. We may incur significant capital expenditure but due to a regulatory, planning or other reason, may find that we are prevented from opening a new facility or modifying an existing facility. Moreover, even when incurring such development capital expenditure, there is no guarantee that we can fill beds when they become available. Upon operational commencement of a new facility, we typically expect that it will take approximately 12-18 months to reach our targeted occupancy level. Any delays or stoppages in our projects, the unsatisfactory completion or construction of such projects or the failure of such projects to increase our occupancy levels could have a material adverse effect on our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

We may fail to deal with clinical waste in accordance with applicable regulations or otherwise be in breach of relevant medical, health and safety or environmental laws and regulations.

As part of our normal business activities, we produce and store clinical waste which may produce effects harmful to the environment or human health. The storage and transportation of such waste is strictly regulated. Our waste disposal services are outsourced and should the relevant service provider fail to comply with relevant regulations, we could face sanctions or fines which could adversely affect our brand, reputation, business or financial condition. Health and safety risks are inherent in the services that we provide and are constantly present in our facilities, primarily in respect of food and water quality, as well as fire safety and the risk that service users may cause harm to themselves, other service users or employees. From time to time, we have experienced, like other providers of similar services, undesirable health and safety incidents. Some of our activities are particularly exposed to significant medical risks relating to the transmission of infections or the prescription and administration of drugs for residents and patients. If any of the above medical or health and safety risks were to materialize, we may be held liable, fined and any registration certificate could be suspended or withdrawn for failure to comply with applicable regulations, which may have a material adverse impact on our business, results of operations and financial condition.

The value of our real estate assets will be subject to fluctuations in the United Kingdom real estate market.

As a result of the acquisition of Priory, we hold a larger portfolio of real estate assets. The value of our U.K. property portfolio is subject to, among other things, the conditions of the real estate market in the United Kingdom. The average values of real estate in the United Kingdom, as in other European countries, experienced sharp declines from 2007 as a result of the credit crisis, economic recession and reduced confidence in global financial markets. Although real estate asset values have recovered and stabilized in recent years in the United Kingdom, there can be no assurance that this improvement will continue or be sustainable. Real estate asset values could decline substantially, particularly if the United Kingdom economy or the Eurozone economy as a whole were to suffer a further recession or debt crisis, and could result in declines in the carrying values of our real estate assets (and the value at which we could dispose of such assets). Any of the above may have a material adverse effect on our business, results of operations and financial condition.

Our business could be disrupted if our information systems fail or if our databases are destroyed or damaged.

Our information technology platform supports, among other things, management control of patient administration, billing and financial information and reporting processes. For example, patients in our U.K. facilities and some of our U.S. facilities have an Electronic Patient Record that allows our caregivers and nurses to see all information about a patient’s care and treatment. Although we have taken measures to mitigate potential information technology security risks and have information technology continuity plans across our business intended to minimize the impact of information technology failures, there can be no assurance that such measures and plans will be effective. Any failure in our information technology systems could adversely impact our business, results of operations and financial condition.

We are subject to volatility in the global capital and credit markets as well as significant developments in macroeconomic and political conditions that are out of our control.

Our business can be affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments. These conditions and developments may continue to put pressure on the economy in the United Kingdom, which could have a negative effect on our business. There may be a shortage of liquidity and credit in the United Kingdom or worldwide and this can be exacerbated by adverse developments in global or national political and/or macroeconomic conditions. In particular, we have historically financed the development of new facilities and the modification of our existing facilities through a variety of sources, including our own cash reserves and debt financing. While we intend to seek to finance new and existing developments from similar sources in the future, there may be insufficient cash reserves to fund the budgeted capital expenditure and market conditions and other factors may prevent us from obtaining debt financing on appropriate terms or at all. In addition, market conditions may limit the number of financial institutions that are willing to provide financing to landlords with whom we wish to contract to build homes for learning disability services, new schools or new mental health facilities which can then be made available to us under a long-term operating lease. If conditions in the United Kingdom or the global economy remain uncertain or weaken further, this could materially adversely impact our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

The pro forma financial statements were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the acquisition of Priory.

The pro forma financial statements we have filed with the SEC in connection with the acquisition of Priory were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the acquisition of Priory for several reasons. For example, the pro forma financial statements were derived from our historical financial statements and Priory’s, CRC’s and Partnerships in Care’s historical financial statements, and certain adjustments and assumptions have been made regarding us after giving effect to the acquisition of CRC. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with accuracy. Moreover, our actual financial condition and results of operations following the acquisition of Priory may not be consistent with, or evident from, the pro forma financial statements.

In addition, the assumptions used in preparing the pro forma financial data may not prove to be accurate, and other factors may affect our financial condition or results of operations following the acquisition of Priory. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our securities.

We made certain assumptions relating to the acquisition of Priory, CRC and Partnerships in Care in our forecasts that may prove to be materially inaccurate, and we may be unable to achieve the related cost savings or synergies.

We made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the Priory, CRC and Partnerships in Care acquisitions. Our assumptions relating to the forecast level of cost savings, synergies and associated costs of the Priory, CRC and Partnerships in Care acquisitions may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the Priory, CRC and Partnerships in Care acquisitions, higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that may adversely affect us. The anticipated cost savings related to the Priory, CRC and Partnerships in Care acquisitions are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, some of which may be beyond our control. For example, we may be unable to eliminate duplicative costs and redundancies in a timely fashion or at all. Other factors that could cause us not to realize the expected cost savings and synergies, include but are not limited to, the following: higher than expected severance costs related to workforce reductions; higher than expected retention costs for employees that will be retained; inability to reduce or eliminate fees relating to professional, outside services and other redundant contracted services in a timely manner or at all; delays in the anticipated timing of activities related to our cost-saving plan including in the reduction of other general and administrative expenses; and other unexpected costs associated with operating our business. In addition, Priory operated at a net loss for the years ended December 31, 2014 and 2015, CRC operated at a net loss for the years ended December 31, 2013 and 2014, and Partnerships in Care operated at a net loss for the year ended December 31, 2013 and the six months ended June 30, 2014, any of which may impact our ability to achieve synergies and profitability from such acquisitions in the near term. Actual cost savings, the costs required to realize the cost savings and the assumptions underlying the cost savings could differ materially from our current expectations, and we cannot assure you that we will achieve the full amount of cost savings on the schedule anticipated or at all.

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

We are subject to taxation in, and to the tax laws and regulations of, certain foreign jurisdictions as a result of our operations and our corporate and financing structure. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on our business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate. In addition, legislative proposals to change the United States taxation of foreign earnings could also increase our effective tax rate.

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

Substantially all of the revenue from our eating disorder programs, extended care facilities and certain residential treatment facilities is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive treatment centers and youth programs is from self-payors. Accordingly, a sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for services.

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

Among these laws are the anti-kickback provision of the Social Security Act (the “Anti-Kickback Statute”), the federal physician self-referral (the “Stark Law”), the federal False Claims Act (the “False Claims Act”), and similar state laws. These laws, and particularly the Anti-Kickback Statute and the Stark Law, impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The Office of the Inspector General of the Department of Health and Human Services has issued certain exceptions and safe harbor regulations that outline practices that are deemed acceptable under the Stark Law and Anti-Kickback Statute. While we endeavor to comply with applicable exceptions and safe harbors, certain of our current arrangements with physicians and other potential referral sources may not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. We cannot offer assurances that practices that are outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Stark Law and Anti-Kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than criminal violations.

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our arrangements for facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws could subject us to liabilities, including civil penalties, exclusion of one or more facilities from participation in the government healthcare programs and, for violations of certain laws and regulations, criminal penalties. Even the public announcement that we are being investigated for possible violations of these laws could cause our reputation to suffer and have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot predict whether other similar legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

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

All of our facilities that handle and dispense controlled substances must comply with strict federal and state regulations regarding the purchasing, storing, distribution and disposal of such controlled substances. The potential for theft or diversion of such controlled substances for illegal uses has led the federal government as well as a number of states and localities to adopt stringent regulations not applicable to many other types of healthcare providers. Compliance with these regulations is expensive and these costs may increase in the future.

Property owners and local authorities have attempted, and may in the future attempt, to use or enact zoning ordinances to eliminate our ability to operate a given treatment facility or program. Local governmental authorities in some cases also have attempted to use litigation and the threat of prosecution to force the closure of certain comprehensive treatment facilities. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed. In addition, such actions may require us to litigate which would increase our costs.

Many of our U.S. facilities are also accredited by third-party accreditation agencies such as The Joint Commission or CARF. If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

Federal, state and local regulations determine the capacity at which many of our U.S. facilities may be operated. State licensing standards require many of our U.S. facilities to have minimum staffing levels; minimum amounts of residential space per student or patient and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our U.S. facilities, including those pertaining to fire safety, sewer capacity and other physical plant matters.

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

Our operations in the United Kingdom are subject to a high level of regulation and supervision, ranging from the initial establishment of new facilities, which are subject to registration and licensing requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to service users, clinical and educational standards, conduct of our professional and support staff, the environment, public health and other areas. The regulatory requirements differ across our divisions, though almost all of our activity in England in relation to mental healthcare, elderly care and learning disability care are regulated by the CQC and in Scotland, Wales and Northern Ireland, its local equivalent. In addition, our children’s homes, residential schools and colleges in England are regulated by OFSTED, and in Scotland and Wales by their local equivalent, and all of our schools must be licensed by the Department for Education. See “Item 1. Business—Regulation—U.K. Overview” for further details on the key regulations to which we are subject.

Inspections by CQC, OFSTED, and other regulators can be carried out on both an announced and unannounced basis depending on the specific regulatory provisions relating to the different healthcare, social care and specialist education services we provide.

A failure to comply with regulations, the receipt of a poor rating or a lower rating, or the receipt of a negative report that leads to a determination of regulatory non-compliance or our failure to cure any defect noted in an inspection report could result in reputational damage, fines, the revocation or suspension of the registration of any facility or service or a decrease in, or cessation of, the services provided by us at any given facility. Additionally, where placements are funded by Local Authorities, most Local Authorities monitor performance and where there are shortcomings may impose punitive measures. These can, for example, include the suspension of new placements (known in the industry as “embargoes”) and, in extreme cases, removal of all residents placed by that authority, which in turn may affect the level of referrals from other publicly funded entities and our occupancy levels.

Furthermore, new regulations or regulatory bodies may be introduced in the future or existing regulations and regulatory bodies may be amended or replaced and we may not adapt to such changes quickly enough, or in a cost-efficient manner. For example, the United Kingdom government appointed Monitor as the new market regulator for healthcare providers in 2012 by way of a licensing regime. Any failure by us to comply with the licensing regime could result in Monitor revoking our license, which would mean we would be unable to operate. In addition, such regulatory changes may preclude management from executing its business plan as intended, including the timing for new developments and openings.

We cannot guarantee that current laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. There can be no assurance that our business, results of operations and financial condition will not be adversely affected by any future regulatory developments or that the cost of compliance with new regulations will not be material.

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

The relationships that the sales and marketing function of our facilities in the United Kingdom holds with commissioners is a key driver of referrals to such facilities. Should there be a major reorganization of publicly funded entities, such as the NHS reorganization announced in 2010 and implemented between 2012 and 2013, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to our facilities in the United Kingdom, and which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

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

In addition to HIPAA, we are subject to similar, and in some cases more restrictive, state and federal privacy requirements. For example, the federal government and some states impose laws governing the use and disclosure of health information pertaining to substance abuse treatment that are more stringent than the rules that apply to healthcare information generally. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects.

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

Further, under the False Claims Act, private parties are permitted to bring qui tam or “whistleblower” lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. We may also be subject to substantial reputational harm as a result of the public announcement of any investigation into such claims.

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

The Health Reform Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Health Reform Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute in order to be found guilty of violating such law. The Health Reform Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the False Claims Act. The Health Reform Legislation provides that a healthcare provider that knowingly retains an overpayment in excess of 60 days is subject to the False Claims Act.

The impact of the Health Reform Legislation on each of our facilities may vary. We cannot predict the impact the Health Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to adapt successfully to the changes required by the Health Reform Legislation.

We are similarly unable to guarantee that current United Kingdom laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. Additionally, there is a risk that budget constraints, public spending cuts (such as the cuts announced by the United Kingdom government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause the NHS to reduce funding for the types of services that we provide. Such policy changes in the United Kingdom could lead to fewer services being purchased by publicly funded entities or material changes being made to their procurement practices, any of which could materially reduce our revenue. These and other future developments and amendments may negatively impact our operations, which could have a material adverse effect on our business, financial condition or results of operations. See “—Expanding our international operations poses additional risks to our business.”

Finally, the allocation of funding responsibility for adult social care will be subject to change over the next few years under the provisions of the Care Act 2014 with individuals identified as being required to pay for their own care under the relevant means test being required to take funding responsibility up to a specified lifetime monetary cap, with Local Authorities then becoming responsible for the continued funding of personal care, but not ‘daily living’ expenses. This will potentially place greater funding responsibility with public sector bodies over the longer term, which will potentially exacerbate the current funding challenges faced by such bodies.

We operate in a highly competitive industry, and competition may lead to declines in patient volumes.

The healthcare industry is highly competitive, and competition among healthcare providers (including hospitals) for patients, physicians and other healthcare professionals has intensified in recent years. There are other healthcare facilities that provide behavioral and other mental health services comparable to those offered by our facilities in each of the geographical areas in which we operate. Some of our competitors are owned by tax-supported governmental agencies or by non-profit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes. Some of our for-profit competitors are local, independent operators or physician groups with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. We also face competition from other for-profit entities, who may possess greater financial, marketing or research and development resources than us or may invest more funds in renovating their facilities or developing technology.

If our competitors are better able to attract patients, recruit and retain physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume and our results of operations may be adversely affected.

The NHS is the principal provider of mental healthcare services in the United Kingdom, with approximately 70% of the total beds in secure mental healthcare services in the United Kingdom. As the preferred provider, there is often a bias toward referrals to NHS, and therefore NHS facilities have maintained high occupancy rates. As a result of budget constraints, independent operators have emerged to satisfy the demand for mental health services not supplied by the NHS. In addition to the NHS, we face competition in the United Kingdom from independent sector providers and other publicly funded entities for individuals requiring care and for appropriate sites on which to develop or expand facilities in the United Kingdom. Should we fail to compete effectively with our peers and competitors in the industry, or if the competitive environment intensifies, individuals may be referred elsewhere for services that we provide, negatively impacting our ability to secure referrals and limiting the expansion of our business.

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

With respect to our facilities in the United Kingdom, we compete with various providers, including the NHS and other employers, in attracting and retaining qualified management, medical, nursing, care and teaching personnel. Competition for such employees is growing and could lead to increases in our personnel and recruiting costs, which would in turn adversely impact our operating costs and margins. Competitors, in particular the NHS, may offer more attractive wages, pension plans or other benefits than us and we may not be able to provide similar offerings to our prospective employees as a result of cost or other reasons.

A shortage of nurses, qualified addiction counselors, and other medical support personnel has been a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses, qualified addiction counselors, and other medical support personnel or require us to hire more expensive temporary or contract personnel. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenues. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

Increased labor union activity could adversely affect our labor costs. As of December 31, 2015, labor unions represented approximately 472 of our employees, at five of our U.S. facilities through eight collective bargaining agreements. The Royal College of Nursing represents nursing employees at all of our facilities in the United Kingdom. We cannot assure you that we will be able to successfully negotiate a satisfactory collective bargaining agreement or that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. The loss of the services of one or more of our senior executives, including the senior management team of Partnerships in Care or Priory, or of a significant portion of our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business.

We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

We are subject to various federal, foreign, state and local laws and regulations that:

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

Compliance with these laws and regulations could increase our costs of operation. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial condition or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly owned, operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we operate, lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners, lessors or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business, financial condition or results of operations.

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

Additionally, the outsourcing of behavioral healthcare to the private sector is a relatively recent development in the United Kingdom. There has been some opposition to outsourcing. While we anticipate that the NHS will continue to rely increasingly upon outsourcing, we cannot assure you that the outsourcing trend will continue. The absence of future growth in the outsourcing of behavioral healthcare services could have a material adverse impact on our business, financial condition and results of operations.

Although we have facilities in 39 states, the United Kingdom and Puerto Rico, we have substantial operations in each of the United Kingdom, Pennsylvania and Arkansas, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

On a pro forma basis for the year ended December 31, 2015, giving effect to the 2014 and 2015 Acquisitions and the Priory acquisition, our revenues in the United Kingdom represented approximately 45% of our total revenue. Arkansas and Pennsylvania represented approximately 6% and 4% of our revenue on a pro forma basis for the year ended December 31, 2015, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these states are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

In accordance with our internal policies and procedures, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for the transfer of the individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our hospitals may face substantial civil penalties if we fail to provide appropriate screening and stabilizing treatment or fail to facilitate other appropriate transfers as required by EMTALA. Our obligations under EMTALA may increase substantially; CMS has recently sought stakeholder comments concerning the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, such as ours, to accept the transfer of such patients. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA are adopted, our results of operations may be harmed.

An increase in uninsured or underinsured patients or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the agings of the receivables and historical collection experience. At December 31, 2015, our allowance for doubtful accounts represented approximately 12% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including implementation of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

We are required to maintain internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of NASDAQ listing rules and may breach the covenants under our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. If we or our independent registered public accounting firm identify any material weakness in our internal control over financial reporting in the future (including any material weakness in the controls of businesses we have acquired), their correction could require additional remedial measures which could be costly, time-consuming and could have a material adverse effect on our business.

As part of the acquisition of Priory, we assumed Priory’s existing pension plans and are responsible for ongoing funding requirements over which we have limited influence. In addition, we may be required to increase funding of these pension plans and/or be subject to restrictions on the use of excess cash.

As a result of the acquisition of Priory, we assumed four defined benefit pension plans and 17 defined contribution pension plans under which we are obligated to make future contributions to fund benefits to participants. The contributions required to fund the defined benefit pension obligations are determined by the plan’s actuary based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including mortality rates of members, the performance of financial markets and interest rates. In addition, if the actual operation of the plan differs from the actuary’s assumptions, additional contributions by us may be required. Benefits under the defined contribution pension plans are based on annual contributions as a proportion of earnings.

Our funding requirements under the defined benefit and defined contribution pension plans for future years are expected to increase from the current levels. Depending on our cash position at the time, any such funding, or contributions to, our pension plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which they are made. In addition, changes to pension legislation in the United Kingdom may adversely affect our funding requirements. Maintenance of these 21 plans may result in additional expenses. Termination of these plans could have an adverse impact on employee relations and a material adverse effect on our business, results of operations, financial condition or prospects.

As part of the Partnerships in Care acquisition, we assumed Partnerships in Care’s existing pension plans and a defined contribution plan and are responsible for an underfunded pension liability. In addition, we may be required to increase funding of the pension plans and/or be subject to restrictions on the use of excess cash.

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 187 members in the United Kingdom, most of whom are inactive and retired former employees. In May 2005, this plan was closed to new participants but then-current participants continue to accrue benefits, and effective May 2015, the active participants no longer accrued benefits. As of December 31, 2015, the net deficit recognized under U.S. GAAP in respect of this scheme was £1.9 million.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Waud Capital Partners, L.L.C. and certain of its affiliates (“Waud Capital Partners”), investment funds affiliated with Bain Capital Partners, LLC (collectively, “Bain Capital”), along with certain current and former members of our management, and investment funds affiliated with Advent International Corporation (“Advent”), have certain demand and piggyback registration rights with respect to shares of our common stock beneficially owned by them. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.

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

We have a very limited number of authorized but unissued shares of common stock, and we may not be able to increase the number of authorized shares of our common stock.

Under our amended and restated certificate of incorporation, we have the authority to issue 90,000,000 shares of common stock. As of December 31, 2015, we had 71,689,268 shares of common stock issued and outstanding, and had an aggregate of 1,926,522 shares reserved for future grants under our Incentive Compensation Plan. We issued 11,500,000 shares of our common stock in a registered public offering that closed on January 12, 2016. As a result of the acquisition of Priory, we issued an additional 4,033,561 to Advent, and we do not have many shares of common stock available for future issuance.

In February 2016, we filed definitive proxy materials with the SEC related to the Company’s Special Meeting of the Stockholders to be held on March 3, 2016, where the Company’s stockholders will be asked to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 90,000,000 shares to 180,000,000 shares. We cannot provide any assurance that we will be able to obtain the required stockholder approval. If our stockholders do not approve an increase in our authorized common shares, our ability to use our shares to finance acquisitions and to raise additional capital in the future will be limited and, as result, would impair our financial flexibility, including our liquidity needs and our ability to repay our debt obligations when they mature, execute our business plan, make future acquisitions, and fund operations, any of which would have a material adverse effect on our business, results of operations, financial condition or prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us as of December 31, 2015:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	4	328
Arkansas	6	622
California	22	362
Delaware	2	85
Florida	6	422
Georgia	5	278
Idaho	1	—
Illinois	1	164
Indiana	8	293
Kansas	1	—
Louisiana	6	291
Maine	4	—
Maryland	3	—
Massachusetts	12	120
Michigan	5	291
Mississippi	2	332
Missouri	2	295
Montana	1	108
Nevada	5	104
New Hampshire	2	—
New Jersey	1	—
New Mexico	2	183
North Carolina	10	423
Ohio	2	106
Oklahoma	1	108
Oregon	6	—
Pennsylvania	30	1,197
Rhode Island	2	—
South Carolina	1	42
South Dakota	1	122
Tennessee	4	381
Texas	5	467
Utah	6	125
Vermont	1	—
Virginia	6	176
Washington	6	111
West Virginia	7	—
Wisconsin	13	35

International
Puerto Rico	1	172
United Kingdom	54	2,214

	258	9,968

See “Business— U.S. Operations” and “Business— U.K. Operations— Description of U.K. Facilities” for a summary description of our U.S. and U.K. facilities that we own and lease. We currently lease approximately 54,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Common Stock

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market for the two most recent fiscal years:

	High	Low
Year ended December 31, 2014:
First Quarter	$53.87	$44.00
Second Quarter	$49.29	$38.76
Third Quarter	$52.37	$43.45
Fourth Quarter	$66.88	$46.87
Year ended December 31, 2015:
First Quarter	$73.81	$55.57
Second Quarter	$78.51	$64.91
Third Quarter	$85.62	$58.70
Fourth Quarter	$74.77	$54.41

Stockholders

As of February 25, 2016, there were approximately 381 holders of record of our common stock.

Recent Sales of Unregistered Securities

None, other than as previously reported in connection with the CRC and Priory acquisitions. See “Business— Overview— Acquisitions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	978	$62.02	—	—
November 1 – November 30	—	—	—	—
December 1 – December 31	—	—	—	—

Total	978

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015 and 2014, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2012 and 2011, and as of December 31, 2013, 2012 and 2011, is derived from our audited consolidated financial statements not included herein. The audited financial statements for the periods presented have been reclassified for discontinued operations. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$1,829,619	$1,030,784	$735,109	$413,850	$219,704
Provision for doubtful accounts	(35,127)	(26,183)	(21,701)	(6,389)	(3,206)

Revenue	1,794,492	1,004,601	713,408	407,461	216,498
Salaries, wages and benefits(1)	973,732	575,412	407,962	239,639	152,609
Professional fees	116,463	52,482	37,171	19,019	8,896
Supplies	80,663	48,422	37,569	19,496	11,349
Rents and leases	32,528	12,201	10,049	7,838	5,576
Other operating expenses	206,746	110,654	80,572	42,777	20,171
Depreciation and amortization	63,550	32,667	17,090	7,982	4,278
Interest expense, net	106,742	48,221	37,250	29,769	9,191
Debt extinguishment costs	10,818	—	9,350	—	—
Gain on foreign currency derivatives	1,926	(15,262)	—	—	—
Sponsor management fees	—	—	—	—	1,347
Transaction-related expenses	36,571	13,650	7,150	8,112	41,547

Income (loss) from continuing operations, before income taxes	164,753	126,154	69,245	32,829	(38,466)
Provision for (benefit from) income taxes(2)	53,388	42,922	25,975	12,325	(5,272)

Income (loss) from continuing operations	111,365	83,232	43,270	20,504	(33,194)
(Loss) income from discontinued operations, net of income taxes	111	(192)	(691)	(101)	(1,698)

Net income (loss)	111,476	83,040	42,579	20,403	(34,892)
Net loss attributable to noncontrolling interests	1,078	—	—	—	—

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$112,554	$83,040	$42,579	$20,403	$(34,892)

Income (loss) from continuing operations per share basic	$1.65	$1.51	$0.87	$0.53	$(1.77)
Income (loss) from continuing operations per share diluted	$1.64	$1.50	$0.86	$0.53	$(1.77)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$11,215	$94,040	$4,569	$49,399	$61,118
Total assets	4,279,208	2,206,955	1,213,623	972,546	402,736
Total debt	2,240,744	1,079,635	606,100	462,451	267,199
Total equity	1,683,028	880,965	480,710	432,550	96,365

(1)	Salaries, wages and benefits for the years ended December 31, 2015, 2014, 2013 and 2012 include $20.5 million, $10.1 million, $5.2 million and $2.3 million, respectively, of equity-based compensation expense.
(2)	On April 1, 2011, the Company and its wholly-owned limited liability company subsidiaries elected to be taxed as a corporation for federal and state income tax purposes, and, therefore, income taxes became the obligation of the Company subsequent to April 1, 2011.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	review of our acquisition of Priory by the CMA;

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Priory and CRC acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the United Kingdom and adapt to the regulatory and business environment in the United Kingdom;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Priory and Partnerships in Care facilities on payments received from the NHS;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States and the United Kingdom on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the United States and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the United Kingdom for Priory and Partnerships in Care and various investigations relating to CRC);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from Priory, CRC and Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of fluctuations in foreign exchange rates; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2015, we operated 258 behavioral healthcare facilities with over 9,900 beds in 39 states, the United Kingdom and Puerto Rico. During the year ended December 31, 2015, we acquired 176 facilities and added approximately 670 new beds, including 460 to existing facilities and 210 in two de novo facilities. For the year ending December 31, 2016, we expect to add approximately 800 total beds exclusive of acquisitions.

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

Acquisitions

On February 16, 2016, we completed the acquisition of Priory for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and 4,033,561 shares our common stock. Priory is the leading independent provider of behavioral healthcare services in the United Kingdom. At December 31, 2015, Priory operated 327 facilities with approximately 7,100 beds.

On December 1, 2015, we completed the acquisition of certain facilities from MMO, including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, we completed the acquisitions of (i) Discovery House for cash consideration of approximately $118.5 million, (ii) Duffy’s for cash consideration of approximately $29.6 million and (iii) Cleveland House for approximately $10.3 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California. Cleveland House is an inpatient psychiatric facility with 32 beds located in England.

On October 1, 2015, we completed the acquisition of Meadow View, an inpatient psychiatric facility with 28 beds located in England, for cash consideration of approximately $6.8 million.

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

On August 31, 2015, we completed the acquisition of a controlling interest in Southcoast, an inpatient psychiatric facility located in Fairhaven, Massachusetts. We own 75% of the equity interests in the facility.

On July 1, 2015, we completed the acquisition of the assets of Belmont, an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $38.2 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $3.2 million.

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

On March 1, 2015, we acquired the stock of QAM for total consideration of approximately $54.8 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

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

On December 31, 2014, we completed the acquisition of Skyway, a substance abuse facility with 28 beds located in Chico, California, for cash consideration of $0.3 million. On December 1, 2014, we acquired the assets of Croxton, an inpatient psychiatric facility with 24 beds located in England, for cash consideration of $15.6 million. On September 3, 2014, we completed the acquisition of McCallum, an eating disorder treatment facility with 85 beds offering residential, partial hospitalization and intensive outpatient treatment programs located in St. Louis, Missouri, and Austin, Texas, for total consideration of $37.4 million. On July 1, 2014, we acquired Partnerships in Care for cash consideration of $661.7 million, which was net of cash acquired of $12.0 million and the gain on settlement of foreign currency derivatives of $15.3 million. At the acquisition date, Partnerships in Care was the second largest independent provider of inpatient behavioral healthcare services in the United Kingdom, operating 23 inpatient behavioral healthcare facilities with over 1,200 beds. On January 1, 2014, we acquired the assets of Pacific Grove, an inpatient psychiatric facility with 68 beds located in Riverside, California, for cash consideration of $10.5 million.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) the NHS (including Local Authorities) in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$1,829,619		$1,030,784		$735,109
Provision for doubtful accounts	(35,127)		(26,183)		(21,701)

Revenue	1,794,492	100.0%	1,004,601	100.0%	713,408	100.0%
Salaries, wages and benefits	973,732	54.3%	575,412	57.3%	407,962	57.2%
Professional fees	116,463	6.5%	52,482	5.2%	37,171	5.2%
Supplies	80,663	4.5%	48,422	4.8%	37,569	5.3%
Rents and leases	32,528	1.8%	12,201	1.2%	10,049	1.4%
Other operating expenses	206,746	11.5%	110,654	11.0%	80,572	11.3%
Depreciation and amortization	63,550	3.5%	32,667	3.2%	17,090	2.4%
Interest expense, net	106,742	6.0%	48,221	4.8%	37,250	5.2%
Debt extinguishment costs	10,818	0.6%	—	—%	9,350	1.3%
Loss (gain) on foreign currency derivatives	1,926	0.1%	(15,262)	(1.5)%	—	—%
Transaction related expenses	36,571	2.0%	13,650	1.4%	7,150	1.0%

	1,629,739	90.8%	878,447	87.4%	644,163	90.3%
Income from continuing operations, before income taxes	164,753	9.2%	126,154	12.6%	69,245	9.7%
Provision for income taxes	53,388	3.0%	42,922	4.3%	25,975	3.6%

Income from continuing operations	$111,365	6.2%	$83,232	8.3%	$43,270	6.1%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $798.8 million, or 77.5%, to $1.8 billion for the year ended December 31, 2015 from $1.0 billion for the year ended December 31, 2014. The increase related primarily to revenue generated during the year ended December 31, 2015 from the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility revenue before provision for doubtful accounts increased by $78.9 million, or 7.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily resulting from same-facility growth in patient days of 8.0%. Consistent with the same-facility patient day growth in 2014, the growth in same-facility patient days for the year ended December 31, 2015 compared to the year ended December 31, 2014 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $35.1 million for the year ended December 31, 2015, or 1.9% of revenue before provision for doubtful accounts, compared to $26.2 million for the year ended December 31, 2014, or 2.5% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $26.0 million for the year ended December 31, 2015, or 2.4% of revenue before provision for doubtful accounts, compared to $25.6 million for the year ended December 31, 2014, or 2.5% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $973.7 million for the year ended December 31, 2015 compared to $575.4 million for the year ended December 31, 2014, an increase of $398.3 million. SWB expense included $20.5 million and $10.1 million of equity-based compensation expense for the year ended December 31, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $953.3 million, or 53.1% of revenue, for the year ended December 31, 2015, compared to $565.4 million, or 56.3% of revenue, for the year ended December 31, 2014. The $387.9 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility SWB expense was $554.0 million for the year ended December 31, 2015, or 52.3% of revenue, compared to $524.4 million for the year ended December 31, 2014, or 53.5% of revenue.

Professional fees. Professional fees were $116.5 million for the year ended December 31, 2015, or 6.5% of revenue, compared to $52.5 million for the year ended December 31, 2014, or 5.2% of revenue. The $64.0 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility professional fees were $55.1 million for the year ended December 31, 2015, or 5.2% of revenue, compared to $46.2 million, for the year ended December 31, 2014, or 4.7% of revenue.

Supplies. Supplies expense was $80.7 million for the year ended December 31, 2015, or 4.5% of revenue, compared to $48.4 million for the year ended December 31, 2014, or 4.8% of revenue. The $32.3 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility supplies expense was $48.3 million for the year ended December 31, 2015, or 4.6% of revenue, compared to $47.3 million for the year ended December 31, 2014, or 4.8% of revenue.

Rents and leases. Rents and leases were $32.5 million for the year ended December 31, 2015, or 1.8% of revenue, compared to $12.2 million for the year ended December 31, 2014, or 1.2% of revenue. The $20.3 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility rents and leases were $11.3 million for the year ended December 31, 2015, or 1.1% of revenue, compared to $11.6 million for the year ended December 31, 2014, or 1.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $206.7 million for the year ended December 31, 2015, or 11.5% of revenue, compared to $110.7 million for the year ended December 31, 2014, or 11.0% of revenue. The $96.0 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility other operating expenses were $120.2 million for the year ended December 31, 2015, or 11.3% of revenue, compared to $105.8 million for the year ended December 31, 2014, or 10.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $63.6 million for the year ended December 31, 2015, or 3.5% of revenue, compared to $32.7 million for the year ended December 31, 2014, or 3.3% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2014 and 2015 and real estate acquired as part of the 2014 and 2015 Acquisitions.

Interest expense. Interest expense was $106.7 million for the year ended December 31, 2015 compared to $48.2 million for the year ended December 31, 2014. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 5.625% Senior Notes on February 11, 2015 and September 21, 2015.

Loss (gain) on foreign currency derivatives. In connection with the acquisition in the United Kingdom, the Company entered into foreign currency forward contracts during the years ended December 31, 2015 and 2014 in order to fix the exchange rate applicable to the payment of the acquisition purchase prices. Exchange rate changes between the contract date and the settlement date resulted in a loss on foreign currency derivatives of $1.9 million for the year ended December 31, 2015, compared to a gain of $15.3 million for the year ended December 31, 2014.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2015 represent $7.5 million of cash charges and $3.3 million of non-cash charges recorded in connection with the repayment of $97.5 million of 12.875% Senior Notes.

Transaction-related expenses. Transaction-related expenses were $36.6 million for the year ended December 31, 2015 compared to $13.7 million for the year ended December 31, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Year Ended December 31,
	2015	2014
Advisory and financing commitment fees	$10,337	$—
Legal, accounting and other fees	17,768	12,836
Severance and contract termination costs	8,466	814

	$36,571	$13,650

Provision for income taxes. For the year ended December 31, 2015, the provision for income taxes was $53.4 million, reflecting an effective tax rate of 32.4%, compared to $42.9 million, reflecting an effective tax rate of 34.0%, for 2014. The decrease in the tax rate for the year ended December 31, 2015 was primarily attributable to a full year of results for Partnerships in Care in 2015, compared to six months in 2014, Partnerships in Care is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

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

Gain on foreign currency derivatives. In connection with the acquisition of Partnerships in Care, the Company entered into foreign currency forward contracts in June 2014 in order to fix the exchange rate applicable to the payment of the purchase price on July 1, 2014. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $15.3 million for the year ended December 31, 2014.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2013 represent $6.8 million of cash charges and $2.6 million of non-cash charges recorded in connection with the redemption of $52.5 million of the 12.875% Senior Notes.

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

Provision for income taxes. For the year ended December 31, 2014, the provision for income taxes was $42.9 million, reflecting an effective tax rate of 34.0%, compared to $26.0 million, reflecting an effective tax rate of 37.5%, for 2013. The decrease in the tax rate for the year ended December 31, 2014 was primarily attributable to the acquisition of Partnerships in Care. Partnerships in Care is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2015 was $242.1 million compared to $115.5 million for the year ended December 31, 2014. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2014 and 2015 Acquisitions and the growth in same-facility operations. Days sales outstanding as of December 31, 2015 was 40 compared to 37 as of December 31, 2014. As of December 31, 2015 and December 31, 2014, we had working capital of $4.5 million and $108.2 million, respectively.

Cash used in investing activities for the year ended December 31, 2015 was $884.5 million compared to $860.8 million for the year ended December 31, 2014. Cash used in investing activities for the year ended December 31, 2015 primarily consisted of $574.8 million of cash paid for acquisitions. Cash paid for capital expenditures for the year ended December 31, 2015 was $276.0 million, consisting of $48.6 million of routine capital expenditures and $227.4 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 3% of revenue for the year ended December 31, 2015. Cash paid for real estate acquisitions was $26.6 million for the year ended December 31, 2015. Cash used in investing activities for the year ended December 31, 2014 primarily consisted of $738.7 million of cash paid for acquisitions, $113.2 million of cash paid for capital expenditures and $23.2 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the year ended December 31, 2015 was $563.6 million compared to $838.0 million for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2015 primarily consisted of borrowings on long-term debt of $1.2 billion, borrowings on our revolving credit facility of $468.0 million, issuance of common stock of $331.3 million and an excess tax benefit from equity awards of $0.3 million, partially offset by repayment of assumed CRC debt of $904.5 million, principal payments on our revolving credit facility of $310.0 million, repayment of senior notes of $97.5 million, principal payments on long-term debt of $32.0 million, payment of debt issuance costs of $26.4 million, payment of premium for purchase of senior notes of $7.5 million and common stock withheld for minimum statutory taxes of $7.8 million. All of our debt is denominated in U.S. dollars. Cash provided by financing activities for the year ended December 31, 2014 primarily consisted of borrowings on long-term debt instruments of $542.5 million, borrowings on our revolving credit facility of $230.5 million, $374.4 million of proceeds from our issuance of common stock and an excess tax benefit from equity awards of $4.6 million, partially offset by principal payments on our revolving credit facility of $284.0 million, payment of debt issuance costs of $13.0 million, principal payments on long-term debt of $7.7 million, cash paid of $5.0 million as contingent consideration for an acquisition based upon earnings of The Pavilion at HealthPark, LLC (“Park Royal”) and common stock withheld for minimum statutory taxes of $4.1 million.

We had total available cash and cash equivalents of $11.2 million, $94.0 million and $4.6 million as of December 31, 2015, 2014 and 2013, respectively, of which approximately $9.2 million, $17.4 million and $3.3 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

On February 11, 2015, we entered into the First Incremental Amendment to our Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental Existing TLB Facility that was added to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the Existing TLB Facility were used to fund a portion of the purchase price for our acquisition of CRC.

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

On January 25, 2016, we entered into the Ninth Amendment to the Amended and Restated Senior Credit Facility. The Ninth Amendment modifies certain definitions and provides increased flexibility to us in terms of our financial covenants. Our baskets for permitted investments were also increased to provide increased flexibility for us to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. We may now invest in non-wholly owned subsidiaries and joint ventures up to 10.0% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 12.5% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. We may also invest in foreign subsidiaries that are not loan parties up to 10% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 15% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 25% of our and our subsidiaries’ total assets in any fiscal year.

On February 16, 2016, we entered into the Second Incremental Facility Amendment to our Amended and Restated Credit Agreement. The Second Incremental Amendment activated a new $955.0 million incremental Term Loan B facility and added $135.0 million to the Term Loan A facility to our Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the New TLB Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

We had $135.7 million of availability under the revolving line of credit as of December 31, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for March 31, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, we prepaid the December 31, 2014 quarterly TLA Facility principal payment of $1.9 million. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.0% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.0% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.0%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

The interest rates and the unused line fee on unused commitments related to the Pro Rata Facilities are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 3.50:1.0	2.25%	1.25%	0.30%
2	>3.50:1.0 but < 4.00:1.0	2.50%	1.50%	0.35%
3	>4.00:1.0 but < 4.50:1.0	2.75%	1.75%	0.40%
4	>4.50:1.0 but < 5.25:1.0	3.00%	2.00%	0.45%
5	>5.25:1.0	3.25%	2.25%	0.50%

Eurodollar Rate Loans with respect to the Existing TLB Facility bear interest at the Existing TLB Applicable Rate (as defined below) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Existing TLB Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Existing TLB Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.50%, and with respect to Base Rate Loans, 2.50%. The New TLB Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Applicable Rate (as defined in the Amended and Restated Credit Agreement) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.75%, and with respect to Base Rate Loans, 2.75%.

The lenders who provided the Existing TLB Facility and New TLB Facility are not entitled to benefit from the Company’s maintenance of its financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain its financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the Existing TLB Facility or the New TLB Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2015	N/A	N/A	6.50x	6.00x
2016	6.75x	6.75x	6.75x	6.25x
2017	6.00x	6.00x	6.00x	5.50x
2018	5.50x	5.50x	5.50x	5.00x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

December 31, 2015- September 30, 2016	3.75x
December 31, 2016 and each fiscal quarter thereafter	3.50x

As of December 31, 2015, the Company was in compliance with all of the above covenants.

Senior Notes

12.875% Senior Notes due 2018

On November 1, 2011, we issued $150.0 million of 12.875% Senior Notes due 2018 at 98.323% of the aggregate principal amount of $150.0 million, a discount of $2.5 million. The notes bear interest at a rate of 12.875% per annum. We pay interest on the notes semi-annually, in arrears, on November 1 and May 1 of each year.

On March 12, 2013, we redeemed $52.5 million in principal amount of the 12.875% Senior Notes using a portion of the net proceeds of our December 2012 equity offering pursuant to the provision in the indenture permitting an optional redemption with equity proceeds of up to 35% of the principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were redeemed at a redemption price of 112.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date in accordance with the provisions of the indenture governing the 12.875% Senior Notes. As part of the redemption of 35% of the 12.875% Senior Notes, we recorded a debt extinguishment charge of $9.4 million, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the accompanying consolidated statements of income.

On September 21, 2015, we purchased approximately $88.3 million aggregate principal amount of 12.875% Senior Notes in connection with a tender offer for any and all of the 12.875% Senior Notes. The notes purchased represented 90.6% of the outstanding $97.5 million principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were purchased at a price of 107.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, September 21, 2015. On September 18, 2015, we delivered a notice to redeem all $9.2 million in principal amount of the 12.875% Senior Notes remaining outstanding following the consummation of the tender offer. The redemption was effective November 1, 2015 with payment made to the note holders on November 2, 2015. We redeemed the remaining 12.875% Senior Notes in accordance to their terms, and therefore no debt remains outstanding under the 12.875% Senior Notes. In connection with the purchase of notes, the Company recorded a debt extinguishment charge of approximately $10.8 million for the year ended December 31, 2015, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the accompanying consolidated statements of income.

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

6.500% Senior Notes due 2024

On February 16, 2016, we issued $390.0 million of 6.500% Senior Notes due 2024. The 6.500% Senior Notes mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016.

The indentures governing the 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 31, 2015 and 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$238,137	$518,144	$766,811	$3,234,141	$4,757,233
Operating leases	29,229	42,188	25,267	56,522	153,206
Purchase and other obligations (b)	1,848	2,810	1,905	29,065	35,628

Total obligations and commitments	$269,214	$563,142	$793,983	$3,319,728	$4,946,067

(a)	Amounts include required principal and interest payments as of February 25, 2016, including the borrowings on February 16, 2016 in connection with the Priory acquisition of $955.0 million under our New TLB facility, $390.0 million of 6.500% Senior Notes and $135.0 million under our TLA Facility. The projected interest payments reflect the interest rates in place on our variable-rate debt at December 31, 2015.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had standby letters of credit outstanding of $6.3 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at December 31, 2015 was composed of $1.1 billion of fixed-rate debt and $1.1 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $3.3 million on an annual basis based upon our borrowing level at December 31, 2015.

The functional currency for our U.K. facilities is the British pound (“GBP”). Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. dollar and GBPs. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $5.6 million for the year ended December 31, 2015.

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

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) the NHS (including Local Authorities) in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Commercial	$423,077	23.1%	$237,041	23.0%	$182,915	24.9%
Medicare	214,125	11.7%	200,306	19.4%	158,111	21.5%
Medicaid	609,805	33.3%	395,146	38.3%	353,145	48.0%
NHS	356,965	19.5%	149,156	14.5%	—	—%
Self-Pay	174,850	9.6%	25,166	2.5%	25,153	3.4%
Other	50,797	2.8%	23,969	2.3%	15,785	2.2%

Revenue before provision for doubtful accounts	1,829,619	100.0%	1,030,784	100.0%	735,109	100.0%
Provision for doubtful accounts	(35,127)		(26,183)		(21,701)

Revenue	$1,794,492		$1,004,601		$713,408

The following tables present a summary of our aging of accounts receivable as of December 31, 2015 and 2014:

December 31, 2015

	Current	30-90	90-150	>150	Total
Commercial	16.6%	9.1%	3.2%	3.0%	31.9%
Medicare	12.6%	2.3%	1.2%	0.4%	16.5%
Medicaid	23.4%	6.7%	2.8%	4.2%	37.1%
NHS	1.6%	3.1%	0.5%	—%	5.2%
Self-Pay	1.7%	1.8%	2.0%	3.0%	8.5%
Other	0.5%	0.1%	0.1%	0.1%	0.8%

Total	56.4%	23.1%	9.8%	10.7%	100.0%

December 31, 2014

	Current	30-90	90-150	>150	Total
Commercial	14.5%	6.7%	2.6%	3.1%	26.9%
Medicare	15.8%	3.4%	1.7%	3.7%	24.6%
Medicaid	22.2%	4.9%	2.3%	2.8%	32.2%
NHS	2.1%	1.8%	0.1%	—%	4.0%
Self-Pay	1.1%	1.8%	2.2%	6.2%	11.3%
Other	0.3%	0.2%	0.2%	0.3%	1.0%

Total	56.0%	18.8%	9.1%	16.1%	100.0%

Medicaid accounts receivable as of December 31, 2015 and 2014 included approximately $1.1 million and $0.6 million, respectively, of accounts pending Medicaid approval.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report receivables were $4.2 million and $1.9 million at December 31, 2015 and 2014, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $1.9 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance for claims in excess of a $1,000,000 self-insured retention with an insured excess limit of $50 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $41.9 million as of December 31, 2015, of which $10.5 million was included in other accrued liabilities and $31.4 million was included in other long-term liabilities. The professional and general liability reserve was $16.3 million as of December 31, 2014, of which $4.2 million was included in other accrued liabilities and $12.1 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $21.3 million as of December 31, 2015, of which $5.3 million was included in other current assets and $16.0 million was included in other assets, and such receivable was $12.0 million as of December 31, 2014, of which $3.5 million was included in other current assets and $8.5 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $14.7 million as of December 31, 2015, of which $7.5 million was included in accrued salaries and benefits and $7.2 million was included in other long-term liabilities, and such liability was $8.4 million as of December 31, 2014, of which $4.8 million was included in accrued salaries and benefits and $3.6 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $63.0 million, $32.1 million and $16.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. We have two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill and other indefinite-lived intangibles in 2015, 2014 and 2013 resulted in no impairment charges.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information with respect to this Item is provided under the caption “Market Risk” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit Committee and the Compensation Committee, are available on our website at www.acadiahealthcare.com on the Investors webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

The information with respect to securities authorized for issuance under equity compensation plans set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2016 is incorporated herein by reference.

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

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

Exhibit No.	Exhibit Description

2.13	Sale and Purchase Deed, dated as of December 31, 2015, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (ii)

2.14	Amendment to Sale the Purchase Deed by and among Whitewell UK Investments 1 Limited, the representative of the institutional sellers named therein, the representative of the management sellers named therein, and the Company. (jj)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (k)

3.2	Amended and Restated Bylaws of the Company. (k)

4.1	Indenture, dated as of March 12, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.2	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 12, 2013, among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (m)

4.4	Indenture, dated July 1, 2014, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (n)

4.5	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.6	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.4).

4.7	Registration Rights Agreement, dated July 1, 2014, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (n)

4.8	Indenture, dated February 11, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (p)

4.9	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.8).

4.10	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (p)

4.11	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (hh)

4.12	Indenture, dated February 16, 2016, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (mm)

4.13	Form of 6.500% Senior Note due 2024 (Included in Exhibit 4.12).

4.14	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (mm)

4.15	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

Exhibit No.	Exhibit Description

4.16	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (r)

4.17	Second Amended and Restated Registration Rights Agreement, dated as of October 29, 2014, by and among the Company and each of the parties named therein. (j)

4.18	Amendment, dated February 11, 2015, to the Second Amended and Restated Registration Rights Agreement dated as of October 29, 2014, by and among the Company and each of the parties named therein. (p)

4.19	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (ii)

4.20	Form of Subscription Agreement and Warrant. (s)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (m)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (t)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (u)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (v)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (w)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (x)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (p)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (p)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (ff)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (kk)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (mm)

†10.13	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (y)

†10.14	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (y)

†10.15	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (y)

†10.16	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (y)

†10.17	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (y)

Exhibit No.	Exhibit Description

†10.18	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.19	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (z)

†10.20	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (z)

†10.21	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (z)

†10.22	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (aa)

†10.23	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (bb)

†10.24	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (bb)

†10.25	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (cc)

†10.26	Form of Restricted Stock Unit Agreement. (b)

†10.27	Form of Incentive Stock Option Agreement. (b)

†10.28	Form of Non-Qualified Stock Option Agreement. (b)

†10.29	Form of Restricted Stock Agreement. (b)

†10.30	Form of Stock Appreciation Rights Agreement. (b)

†10.31	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (dd)

†10.32	Nonmanagement Director Compensation Program, effective January 1, 2013. (dd)

10.33	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.34	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

10.35	Purchase Agreement, dated March 7, 2013, by and among the Company, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein. (m)

10.36	Purchase Agreement, dated June 17, 2014, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (l)

10.37	Purchase Agreement, dated February 5, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (ee)

10.38	Purchase Agreement, dated September 14, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the initial purchasers named therein. (gg)

10.39	Purchase Agreement, dated February 4, 2016, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (ll)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 18, 2014 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).

(o)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(s)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(t)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(aa)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(bb)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(cc)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(dd)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 6, 2015 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(ll)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-35331).
(mm)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

We acquired CRC Health effective February 11, 2015, QAM effective March 1, 2015, two facilities from Choice Lifestyles effective April 1, 2015, Pastoral Care Group effective April 1, 2015, Mildmay Oaks effective April 1, 2015, 15 facilities from Care UK Limited effective June 1, 2015, one facility from Choice Lifestyles effective June 1, 2015, The Manor Clinic effective July 1, 2015, Belmont effective July 1, 2015, Southcoast effective August 31, 2015, three facilities from The Danshell Group effective September 1, 2015, two facilities from Health and Social Care Partnerships effective September 1, 2015, Manor Hall effective September 1, 2015, Meadow View effective October 1, 2015, Cleveland House effective November 1, 2015, Duffy’s effective November 1, 2015, Discovery House effective November 1, 2015 and MMO effective December 1, 2015. We excluded these facilities from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. For the year ended December 31, 2015, these facilities contributed $553.8 million and $66.2 million of our total revenues and net income, respectively, and as of December 31, 2015, accounted for $1.4 billion and $187.8 million of our total and net assets, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Acadia Healthcare Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CRC Health, QAM, Choice Lifestyles, Care UK Limited, Pastoral Care Group, Mildmay Oaks, The Manor Clinic, The Danshell Group, Health and Social Care Partnerships, Manor Hall, Belmont, Southcoast, Duffy’s, Discovery House, Meadow View, Cleveland House, and MMO, which are included in the December 31, 2015 consolidated financial statements of Acadia Healthcare Company, Inc. and constituted $1.4 billion and $187.8 million of total and net assets, respectively, as of December 31, 2015 and $553.8 million and $66.2 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Acadia Healthcare Company, Inc. also did not include an evaluation of the internal control over financial reporting of CRC Health, QAM, Care UK Limited, Choice Lifestyles, Pastoral Care Group, Mildmay Oaks, The Manor Clinic, The Danshell Group, Health and Social Care Partnerships, Manor Hall, Belmont, Southcoast, Duffy’s, Discovery House, Meadowview, Cleveland House, and MMO.

In our opinion, Acadia Healthcare Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Healthcare Company, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs on its consolidated balance sheets, as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the December 31, 2015 consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 25, 2016

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,215	$94,040
Accounts receivable, net of allowance for doubtful accounts of $29,332 and $22,449, respectively	216,626	118,378
Deferred tax assets	—	20,155
Other current assets	66,895	41,570

Total current assets	294,736	274,143
Property and equipment:
Land	214,138	132,406
Building and improvements	1,277,800	858,055
Equipment	141,543	73,584
Construction in progress	195,042	66,268
Less accumulated depreciation	(119,470)	(60,613)

Property and equipment, net	1,709,053	1,069,700
Goodwill	2,128,215	802,986
Intangible assets, net	59,575	21,636
Deferred tax assets – noncurrent	49,114	13,141
Other assets	38,515	25,349

Total assets	$4,279,208	$2,206,955

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,360	$26,965
Accounts payable	91,341	48,696
Accrued salaries and benefits	80,696	59,317
Other accrued liabilities	72,806	30,956

Total current liabilities	290,203	165,934
Long-term debt	2,195,384	1,052,670
Deferred tax liabilities – noncurrent	23,936	63,880
Other liabilities	78,602	43,506

Total liabilities	2,588,125	1,325,990
Redeemable noncontrolling interests	8,055	—
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 70,745,746 and 59,211,859 issued and outstanding as of December 31, 2015 and 2014, respectively	707	592
Additional paid-in capital	1,572,972	847,301
Accumulated other comprehensive loss	(104,647)	(68,370)
Retained earnings	213,996	101,442

Total equity	1,683,028	880,965

Total liabilities and equity	$4,279,208	$2,206,955

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$1,829,619	$1,030,784	$735,109
Provision for doubtful accounts	(35,127)	(26,183)	(21,701)

Revenue	1,794,492	1,004,601	713,408
Salaries, wages and benefits (including equity-based compensation expense of $20,472, $10,058 and $5,249, respectively)	973,732	575,412	407,962
Professional fees	116,463	52,482	37,171
Supplies	80,663	48,422	37,569
Rents and leases	32,528	12,201	10,049
Other operating expenses	206,746	110,654	80,572
Depreciation and amortization	63,550	32,667	17,090
Interest expense, net	106,742	48,221	37,250
Debt extinguishment costs	10,818	—	9,350
Loss (gain) on foreign currency derivatives	1,926	(15,262)	—
Transaction-related expenses	36,571	13,650	7,150

Total expenses	1,629,739	878,447	644,163

Income from continuing operations before income taxes	164,753	126,154	69,245
Provision for income taxes	53,388	42,922	25,975

Income from continuing operations	111,365	83,232	43,270
Income (loss) from discontinued operations, net of income taxes	111	(192)	(691)

Net income	111,476	83,040	42,579
Net loss attributable to noncontrolling interests	1,078	—	—

Net income attributable to Acadia Healthcare Company, Inc.	$112,554	$83,040	$42,579

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$1.65	$1.51	$0.87
Loss from discontinued operations	—	—	(0.02)

Net income	$1.65	$1.51	$0.85

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$1.64	$1.50	$0.86
Loss from discontinued operations	—	—	(0.01)

Net income	$1.64	$1.50	$0.85

Weighted-average shares outstanding:
Basic	68,085	55,063	50,004
Diluted	68,391	55,327	50,261

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$111,476	$83,040	$42,579
Other comprehensive loss:
Foreign currency translation loss	(40,103)	(66,206)	—
Pension liability adjustment, net of tax of $0.9 million, $0.6 and $0, respectively	3,826	(2,164)	—

Other comprehensive loss	(36,277)	(68,370)	—

Comprehensive loss	75,199	14,670	42,579
Comprehensive loss attributable to noncontrolling interests	1,078	—	—

Comprehensive (loss) income attributable to Acadia Healthcare Company. Inc.	$76,277	$14,670	$42,579

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

	Common Stock		Additional Paid- in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at January 1, 2013	49,887	$499	$456,228	$—	$(24,177)	$432,550
Common stock issued under stock incentive plans	184	2	311	—	—	313
Common stock withheld for minimum statutory taxes	—	—	(1,555)	—	—	(1,555)
Equity-based compensation expense	—	—	5,249	—	—	5,249
Excess tax benefit from equity awards	—	—	1,779	—	—	1,779
Issuance of common stock, net	—	—	(205)	—	—	(205)
Net income	—	—	—	—	42,579	42,579

Balance at December 31, 2013	50,071	$501	$461,807	$—	$18,402	$480,710
Common stock issued under stock incentive plans	259	2	568	—	—	570
Common stock withheld for minimum statutory taxes	—	—	(4,669)	—	—	(4,669)
Equity-based compensation expense	—	—	10,058	—	—	10,058
Excess tax benefit from equity awards	—	—	4,617	—	—	4,617
Issuance of common stock, net	8,882	89	374,342	—	—	374,431
Other	—	—	578	—	—	578
Other comprehensive loss	—	—	—	(68,370)	—	(68,370)
Net income	—	—	—	—	83,040	83,040

Balance at December 31, 2014	59,212	$592	$847,301	$(68,370)	$101,442	$880,965
Common stock issued under stock incentive plans	384	4	1,811	—	—	1,815
Common stock withheld for minimum statutory taxes	—	—	(9,577)	—	—	(9,577)
Equity-based compensation expense	—	—	20,472	—	—	20,472
Excess tax benefit from equity awards	—	—	309	—	—	309
Issuance of common stock, net	11,150	111	711,406	—	—	711,517
Other comprehensive loss	—	—	—	(36,277)	—	(36,277)
Other	—	—	1,250	—	—	1,250
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	112,554	112,554

Balance at December 31, 2015	70,746	$707	$1,572,972	$(104,647)	$213,996	$1,683,028

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$111,476	$83,040	$42,579
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	63,550	32,667	17,090
Amortization of debt issuance costs	6,709	3,198	2,264
Equity-based compensation expense	20,472	10,058	5,249
Deferred income tax expense	43,613	7,215	10,083
(Income) loss from discontinued operations, net of taxes	(111)	192	691
Debt extinguishment costs	10,818	—	9,350
Loss (gain) on foreign currency derivatives	1,926	(15,262)	—
Other	1,615	488	21
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(24,954)	(15,110)	(21,242)
Other current assets	(2,717)	(2,011)	(3,652)
Other assets	(8,021)	(6,513)	(2,239)
Accounts payable and other accrued liabilities	6,868	2,793	(848)
Accrued salaries and benefits	1,658	11,980	2,803
Other liabilities	9,236	2,749	3,181

Net cash provided by continuing operating activities	242,138	115,484	65,330
Net cash (used in) provided by discontinued operating activities	(1,735)	(198)	232

Net cash provided by operating activities	240,403	115,286	65,562
Investing activities:
Cash paid for acquisitions, net of cash acquired	(574,777)	(738,702)	(164,019)
Cash paid for capital expenditures	(276,047)	(113,244)	(68,941)
Cash paid for real estate acquisitions	(26,622)	(23,177)	(8,092)
Settlement of foreign currency derivatives	(1,926)	15,262	—
Other	(5,099)	(913)	(1,926)

Net cash used in investing activities	(884,471)	(860,774)	(242,978)
Financing activities:
Borrowings on long-term debt	1,150,000	542,500	150,000
Borrowings on revolving credit facility	468,000	230,500	61,500
Principal payments on revolving credit facility	(310,000)	(284,000)	(8,000)
Principal payments on long-term debt	(31,965)	(7,695)	(7,680)
Repayment of assumed CRC debt	(904,467)	—	—
Repayment of senior notes	(97,500)	—	(52,500)
Payment of debt issuance costs	(26,421)	(12,993)	(4,307)
Payment of premium on senior notes	(7,480)	—	(6,759)
Issuances of common stock, net	331,308	374,431	(205)
Common stock withheld for minimum statutory taxes, net	(7,762)	(4,099)	(1,242)
Excess tax benefit from equity awards	309	4,617	1,779
Cash paid for contingent consideration	—	(5,000)	—
Other	(420)	(289)	—

Net cash provided by financing activities	563,602	837,972	132,586
Effect of exchange rate changes on cash	(2,359)	(3,013)	—

Net increase(decrease) in cash and cash equivalents	(82,825)	89,471	(44,830)
Cash and cash equivalents at beginning of the period	94,040	4,569	49,399

Cash and cash equivalents at end of the period	$11,215	$94,040	$4,569

(continued on next page)

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Supplemental Cash Flow Information:
Cash paid for interest	$87,034	$36,776	$33,270

Cash paid for income taxes	$6,911	$32,257	$16,960

Significant Non-Cash Transactions:
Contingent consideration issued in connection with acquisition	$—	$1,467	$—

Effect of acquisitions:
Assets acquired, excluding cash	$1,988,634	$819,518	$192,928
Liabilities assumed	(1,024,515)	(78,849)	(17,725)
Issuance of common stock in connection with acquisition	(380,210)	—	—
Redeemable noncontrolling interest resulting from acquisitions	(9,132)	—	—
Deposits paid for acquisitions	—	—	500
Prior year deposits paid for acquisitions	—	(500)	(11,684)
Contingent consideration issued in connection with acquisition	—	(1,467)	—

Cash paid for acquisitions, net of cash acquired	$574,777	$738,702	$164,019

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States, the United Kingdom and Puerto Rico. At December 31, 2015, the Company operated 258 behavioral healthcare facilities with over 9,900 beds in 39 states, the United Kingdom and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $68.3 million, $36.9 million and $29.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Revenue and Accounts Receivable

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) the NHS (including Local Authorities) in the United Kingdom; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type as a percentage of revenue before provision for doubtful accounts:

	Year Ended December 31,
	2015	2014	2013
Commercial	23.1%	23.0%	24.9%
Medicare	11.7	19.4	21.5
Medicaid	33.3	38.3	48.0
NHS	19.5	14.5	—
Self-Pay	9.6	2.5	3.4
Other	2.8	2.3	2.2

Revenue	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 45%, 58% and 70% of all revenue before provision for doubtful accounts for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 20% of its revenue for the year ended December 31, 2015 from facilities located in the United Kingdom, approximately 15% and 12% of its revenue from facilities located in the United Kingdom and Arkansas, respectively, for the year ended December 31, 2014 and approximately 17% of its revenue from facilities located in Arkansas for the year ended December 31, 2013.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $4.2 million and $1.9 million at December 31, 2015 and 2014, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $1.9 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts

The Company’s ability to collect outstanding patient receivables from third party payors is critical to its operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. The Company estimates uncollectible accounts and establishes an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on the Company’s policies are written off to the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period
Year ended December 31, 2013	$7,484	$21,701	$(10,840)	$18,345
Year ended December 31, 2014	18,345	26,183	(22,079)	22,449
Year ended December 31, 2015	22,449	35,127	(28,244)	29,332

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $4.6 million, $2.5 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. The Company’s operations have professional and general liability insurance for claims in excess of a $1,000,000 self-insured retention with an insured excess limit of $50 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $41.9 million as of December 31, 2015, of which $10.5 million was included in other accrued liabilities and $31.4 million was included in other long-term liabilities. The professional and general liability reserve was $16.3 million as of December 31, 2014, of which $4.2 million was included in other accrued liabilities and $12.1 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $21.3 million as of December 31, 2015, of which $5.3 million was included in other current assets and $16.0 million was included in other assets, and such receivable was $12.0 million as of December 31, 2014, of which $3.5 million was included in other current assets and $8.5 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The workers’ compensation liability was $14.7 million as of December 31, 2015, of which $7.5 million was included in accrued salaries and benefits and $7.2 million was included in other long-term liabilities, and such liability was $8.4 million as of December 31, 2014, of which $4.8 million was included in accrued salaries and benefits and $3.6 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $63.0 million, $32.1 million and $16.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2015, 2014 and 2013 resulted in no impairment charges.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses	$21,817	$11,746
Other receivables	17,518	12,713
Insurance receivable – current portion	5,290	3,500
Workers’ compensation deposits – current portion	7,500	4,800
Income taxes receivable	6,540	3,399
Inventory	4,681	3,249
Other	3,549	2,163

Other current assets	$66,895	$41,570

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued interest	$26,132	$13,013
Insurance liability – current portion	10,490	4,239
Other current liabilities	7,499	725
Income taxes payable	7,367	148
Contingent consideration	667	3,000
Accrued property taxes	2,951	2,069
Other	17,700	7,762

Other accrued liabilities	$72,806	$30,956

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

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260, “Earnings Per Share,” based on the weighted-average number of shares outstanding in each period and dilutive stock options, non-vested shares and warrants, to the extent such securities have a dilutive effect on earnings per share.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation for deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Although this guidance has an effective date for public companies for annual periods beginning after December 15, 2016, the Company has elected early adoption prospectively, as permitted, as of December 13, 2015. As such, the consolidated balance sheet as of December 31, 2014 was not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Subtopic 805-10)” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers will recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. Although this guidance has an effective date for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2015, the Company has elected early adoption as permitted in the current period. There was no significant impact on the Company’s consolidated financial statements as a result of the adoption.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company has elected early adoption, as permitted, as of December 31, 2015 with retrospective application to December 31, 2014.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013 (in thousands except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Basic and diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$112,443	$83,232	$43,270
Income (loss) from discontinued operation	111	(192)	(691)

Net income attributable to Acadia Healthcare Company, Inc.	$112,554	$83,040	$42,579

Denominator:
Weighted average shares outstanding for basic earnings per share	68,085	55,063	50,004
Effects of dilutive instruments	306	264	257

Shares used in computing diluted earnings per common share	68,391	55,327	50,261

Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$1.65	$1.51	$0.87
Loss from discontinued operations	—	—	(0.02)

Net income attributable to Acadia Healthcare Company, Inc.:	$1.65	$1.51	$0.85

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$1.64	$1.50	$0.86
Loss from discontinued operations	—	—	(0.01)

Net income attributable to Acadia Healthcare Company, Inc.:	$1.64	$1.50	$0.85

Approximately 0.8 million, 0.7 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2015, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

4. Acquisitions

U.S. Acquisitions

On December 1, 2015, the Company completed the acquisition of certain facilities from MMO Behavioral Health Systems (“MMO”), including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, the Company completed the acquisitions of (i) Discovery House for cash consideration of approximately $118.5 million and (ii) Duffy’s for cash consideration of approximately $29.6 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California.

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

On July 1, 2015, the Company completed the acquisition of the assets of Belmont Behavioral Health (“Belmont”), an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $38.2 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $3.2 million.

On March 1, 2015, the Company acquired the stock of Quality Addiction Management, Inc. (“QAM”) for total consideration of approximately $54.8 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

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

U.K. Acquisitions

On November 1, 2015, the Company completed the acquisition of Cleveland House, an inpatient psychiatric facility with 32 beds located in England, for approximately $10.3 million.

On October 1, 2015, the Company completed the acquisition of Meadow View, an inpatient psychiatric facility with 28 beds located in England, for cash consideration of approximately $6.8 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $326.1 million of the goodwill associated with domestic acquisitions completed in 2015 and 2014 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of MMO, Discovery House, Duffy’s, Cleveland House, Meadow View, Danshell, H&SCP, Manor Hall, The Manor Clinic, Belmont, Choice, Care UK, Pastoral, Mildmay Oaks, QAM and CRC.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2015 in connection with 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,599	$5,417	$25,016
Accounts receivable	47,018	27,191	74,209
Prepaid expenses and other current assets	11,979	2,957	14,936
Property and equipment	137,555	273,143	410,698
Goodwill	1,042,521	313,680	1,356,201
Intangible assets	37,000	204	37,204
Deferred tax asset-noncurrent	88,857	—	88,857
Other assets	6,478	51	6,529

Total assets acquired	1,391,007	622,643	2,013,650
Accounts payable	4,740	4,477	9,217
Accrued salaries and benefits	14,827	3,687	18,514
Other accrued expenses	38,677	5,291	43,968
Deferred tax liabilities – noncurrent	—	13,619	13,619
Debt	904,467	—	904,467
Other liabilities	34,720	10	34,730

Total liabilities assumed	997,431	27,084	1,024,515

Redeemable noncontrolling interests	—	9,132	9,132

Net assets acquired	$393,576	$586,427	$980,003

The fair values of assets acquired and liabilities assumed during 2014, at the corresponding acquisition dates, were as follows (in thousands):

	Partnerships in Care	Other	Total
Cash	$11,674	$—	$11,674
Accounts receivable	7,684	1,849	9,533
Prepaid expenses and other current assets	8,828	169	8,997
Property and equipment	610,477	27,203	637,680
Goodwill	92,959	32,232	125,191
Intangible assets	651	204	855
Other assets	6,897	3,240	10,137

Total assets acquired	739,170	64,897	804,067
Accounts payable	3,958	93	4,051
Accrued salaries and benefits	10,422	—	10,422
Other accrued expenses	7,166	1,014	8,180
Deferred tax liabilities – noncurrent	21,369	—	21,369
Other liabilities	7,704	—	7,704

Total liabilities assumed	50,619	1,107	51,726

Net assets acquired	$688,551	$63,790	$752,341

Other

The qualitative factors comprising the goodwill acquired in the Pacific Grove, Partnerships in Care, McCallum, Croxton, Skyway, CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP, Manor Hall, Meadow View, Cleveland House, Duffy’s, Discovery House and MMO acquisitions (collectively the “2014 and 2015 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Advisory and financing commitment fees	$10,337	$—	$—
Legal, accounting and other fees	17,768	12,836	5,535
Severance and contract termination costs	8,466	814	1,615

	$36,571	$13,650	$7,150

Priory Acquisition

On February 16, 2016, the Company completed its acquisition of Priory Group No. 1 Limited (“Priory”) for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and 4,033,561 shares of its common stock. Priory is the leading independent provider of behavioral healthcare services in the United Kingdom.

The preliminary fair values of assets acquired and liabilities assumed in connection with the Priory acquisition are estimated as follows (in thousands). As the acquisition was recently completed on February 16, 2016, these amounts have been estimated on a preliminary basis and are subject to change as the acquisition method of accounting is finalized.

Cash	$23,000
Accounts receivable	62,000
Prepaid expenses and other current assets	15,000
Property and equipment	1,582,000
Goodwill	554,500
Intangible assets	37,500
Deferred tax assets - noncurrent	31,000

Total assets acquired	2,305,000
Accounts payable	82,000
Accrued salaries and benefits	26,000
Other accrued expenses	6,000
Long-term debt	1,348,400
Other liabilities	35,000

Total liabilities assumed	1,497,400

Net assets acquired	$807,600

Pro Forma Information

The consolidated statements of income for the year ended December 31, 2015 included revenue of $883.2 million and income from continuing operations before income taxes of $138.1 million for acquisitions completed in 2015. The consolidated statements of income for the year ended December 31, 2014 included revenue of $161.4 million and income from continuing operations before income taxes of $11.3 million for acquisitions completed in 2014.

The following table provides certain pro forma financial information for the Company as if the 2014 and 2015 Acquisitions and the Priory acquisition occurred as of January 1, 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$2,851,695	$2,731,176

Income from continuing operations, before income taxes	$91,383	$76,491

5. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2015 and 2014 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,750)	$(1,330)
Non-compete agreements	1,247	1,247	(1,247)	(1,155)

	3,347	3,347	(2,997)	(2,485)
Intangible assets not subject to amortization:
Licenses and accreditations	11,479	9,184	—	—
Trade names	37,800	3,000	—	—
Certificates of need	9,946	8,590	—	—

	59,225	20,774	—	—

Total	$62,572	$24,121	$(2,997)	$(2,485)

Amortization expense related to definite-lived intangible assets was $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $0.4 million, $0 million, $0 million, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Discontinued Operations

The results of operations of certain terminated management contracts have been reported as discontinued operations in the accompanying consolidated financial statements.

A summary of results from discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—

Net income (loss) from discontinued operations, net of income taxes	$111	$(192)	$(691)

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$500,750	$527,500
Senior Secured Term B Loans	495,000	—
Senior Secured Revolving Line of Credit	158,000	—
12.875% Senior Notes due 2018	—	97,500
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	—
9.0% and 9.5% Revenue Bonds	22,410	22,625
Less: unamortized debt issuance costs, discount and premium	(35,416)	(17,990)

	2,240,744	1,079,635
Less: current portion	(45,360)	(26,965)

Long-term debt	$2,195,384	$1,052,670

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

On January 25, 2016, the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the Amended and Restated Senior Credit Facility. The Ninth Amendment modifies certain definitions and provides increased flexibility to the Company in terms of its financial covenants. Our baskets for permitted investments were also increased to provide increased flexibility for us to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. We may now invest in non-wholly owned subsidiaries and joint ventures up to 10.0% of our and our subsidiaries’ total assets in any four consecutive fiscal quarter period, and up to 12.5% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. We may also invest in foreign subsidiaries that are not loan parties up to 10% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 15% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 25% of our and our subsidiaries’ total assets in any fiscal year.

On February 16, 2016, the Company entered into a Second Incremental Facility Amendment (the “Second Incremental Amendment”) to our Amended and Restated Credit Agreement. The Second Incremental Amendment activated a new $955.0 million incremental Term Loan B facility (the “New TLB Facility”) and added $135.0 million to the Term Loan A facility (the “TLA Facility”) to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the New TLB Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

The Company had $135.7 million of availability under the revolving line of credit as of December 31, 2015. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $10.0 million for March 31, 2016 to December 31, 2016, $13.4 million for September 30, 2017 to December 31, 2017, and $16.7 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. On December 15, 2014, prior to the execution of the Sixth Amendment, the Company prepaid the December 31, 2014 quarterly term loan principal payment of $1.9 million. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.0% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2015. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2015, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.0%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2015, the Company was in compliance with such covenants.

Senior Notes

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

On September 21, 2015, the Company purchased approximately $88.3 million aggregate principal amount of 12.875% Senior Notes in connection with a tender offer for any and all of the 12.875% Senior Notes. The notes purchased represent 90.6% of the outstanding $97.5 million principal amount of 12.875% Senior Notes. The 12.875% Senior Notes were purchased at a price of 107.875% of the principal amount thereof plus accrued and unpaid interest to, but not including, September 21, 2015. On September 18, 2015, the Company delivered a notice to redeem all $9.2 million in principal amount of the 12.875% Senior Notes remaining outstanding following the consummation of the tender offer. The redemption was effective November 1, 2015 with payment made to the note holders on November 2, 2015. The Company redeemed the remaining 12.875% Senior Notes in accordance to their terms, and therefore no debt remains outstanding under the 12.875% Senior Notes. In connection with the purchase of notes, the Company recorded a debt extinguishment charge of approximately $10.8 million at the year ended December 31, 2015, including the premium and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the accompanying consolidated statements of income.

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”). The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2015.

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

6.500% Senior Notes due 2024

On February 16, 2016, we issued $390.0 million of 6.500% Senior Notes due 2024 (the “6.500% Senior Notes”). The 6.500% Senior Notes mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016.

The indentures governing the 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 31, 2015 and 2014, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2015 were $37.6 million, net of accumulated amortization of $12.6 million. Debt issuance costs at December 31, 2014 were $20.9 million, net of accumulated amortization of $9.5 million. Amortization expense related to debt issuance costs, which is reported as interest expense, was $7.1 million and $3.2 million, respectively, for the years ended December 31, 2015 and 2014. Estimated amortization of debt issuance costs for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $6.5 million, $6.6 million, $6.7 million, $5.1 million and $5.2 million, respectively.

Other

The aggregate maturities of long-term debt as of December 31, 2015 were as follows (in thousands):

2016	$45,360
2017	58,755
2018	72,155
2019	345,555
2020	5,330
Thereafter	1,749,005

Total	$2,276,160

In connection with the acquisition of Priory on February 16, 2016, the Company borrowed $955.0 million under its New TLB Facility, issued $390.0 million of 6.500% Senior Notes and borrowed $135.0 million under the TLA Facility. The aggregate maturities of the long-term debt following the acquisition of Priory on February 16, 2016 were as follows (in thousands):

2016	$65,035
2017	81,805
2018	98,580
2019	449,605
2020	14,880
Thereafter	2,903,255

Total	$3,613,160

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

Common Stock

The Company’s amended and restated certificate of incorporation currently provides that up to 90,000,000 shares of common stock may be issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Amended and Restated Senior Credit Facility imposes restrictions on the Company’s ability to pay dividends.

In February 2016, the Company filed definitive proxy materials with the SEC related to the Company’s Special Meeting of the Stockholders to be held on March 3, 2016, where the Company’s stockholders will be asked to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 90,000,000 shares to 180,000,000 shares.

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

On May 11, 2015, the Company completed the offering of 5,175,000 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $66.50 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $12.0 million and additional offering-related costs of $0.8 million, were $331.3 million. The Company used the net offering proceeds to repay outstanding indebtedness and fund acquisitions.

On January 12, 2016, the Company completed the offering of 11,500,000 shares of common stock (including shares sold pursuant to the exercise of the over-allotment option that the Company granted to the underwriters as part of the offering) at a price of $61.00 per share. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discount of $15.8 million and additional offering-related costs of $0.7 million, were $685.0 million. The Company used the net offering proceeds to fund a portion of the purchase price for the acquisition of Priory.

On February 16, 2016, the Company completed its acquisition of Priory for a total purchase price of approximately $2.2 billion including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of our common stock.

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of December 31, 2015, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,921,673 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $20.5 million, $10.1 million and $5.2 million in equity-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $47.9 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

As of December 31, 2015, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $8.4 million and $4.1 million for the years ended December 31, 2015 and 2014, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $4.6 million and $1.8 million, respectively.

Stock option activity during 2014 and 2015 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	798,809	$21.93	8.20	$10,700
Options granted	226,663	49.80	9.25	209
Options exercised	(210,199)	14.93	N/A	4,994
Options cancelled	(77,851)	27.85	N/A	N/A

Options outstanding at December 31, 2014	737,422	32.19	8.09	14,512
Options granted	204,700	63.07	9.21	1,724
Options exercised	(214,079)	42.75	N/A	9,890
Options cancelled	(33,300)	46.53	N/A	N/A

Options outstanding at December 31, 2015	694,743	$42.87	7.70	$20,717

Options exercisable at December 31, 2014	91,947	$28.87	6.30	$3,326

Options exercisable at December 31, 2015	106,330	$36.41	5.83	$4,968

Restricted stock activity during 2014 and 2015 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	461,697	$24.96
Granted	468,484	48.99
Cancelled	(75,369)	36.36
Vested	(132,784)	22.81

Unvested at December 31, 2014	722,028	$39.77
Granted	503,052	62.67
Cancelled	(44,900)	49.55
Vested	(235,618)	34.93

Unvested at December 31, 2015	944,562	$52.74

Restricted stock unit activity during 2014 and 2015 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	95,751	$23.05
Granted	108,449	50.75
Cancelled	—	—
Vested	(79,087)	21.81

Unvested at December 31, 2014	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at December 31, 2015	218,084	$56.97

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Weighted average grant-date fair value of options	$21.78	$17.14
Risk-free interest rate	1.5%	1.7%
Expected volatility	35%	36%
Expected life (in years)	5.5	5.5

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

10. Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(218)	$30,834	$13,202
State	4,078	3,959	2,513
Foreign	5,915	914	177

Total current	9,775	35,707	15,892
Deferred:
Federal	40,635	2,667	7,802
State	5,349	353	1,786
Foreign	(2,371)	4,195	495

Total deferred provision	43,613	7,215	10,083

Provision for (benefit from) income taxes	$53,388	$42,922	$25,975

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Continuing operations	$53,388	$42,922	$25,975
Discontinued operations	(88)	(22)	(544)

Total	$53,300	$42,900	$25,431

A reconciliation of the U.S. federal statutory rate, from continuing operations, to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate on income before income taxes	35.0%	35.0%	35.0%
Impact of foreign operations (1)	(10.0)	(4.2)	(0.3)
State income taxes, net of federal tax effect	4.8	2.3	4.9
Permanent differences	4.2	1.1	0.8
Change in valuation allowance	1.2	(0.1)	(0.3)
Other	(2.8)	(0.1)	(2.6)

Effective income tax rate	32.4%	34.0%	37.5%

(1)	Our effective tax rate reflects the benefit of having a portion of our operations outside the U.S., most of which are taxed at statutory rates lower than the statutory U.S. rate of 35%, the benefit of some income being partially exempt from income taxes due to various operating and financing activities and certain asset basis changes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2015 and December 31, 2014 were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$47,695	$5,082
Bad debt allowance	14,050	9,028
Accrued compensation and severance	20,150	11,517
Pension reserves	536	1,975
Insurance reserves	15,449	4,621
Leases	2,675	850
Accrued expenses	5,324	41
Other assets	3,551	1,989

Total gross deferred tax assets	109,430	35,103
Less: valuation allowance	(16,571)	(4,734)

Deferred tax assets	92,859	30,369
Deferred tax liabilities:
Fixed asset basis difference	(11,392)	(38,147)
Prepaid items	(3,113)	(1,705)
Intangible assets	(48,918)	(21,094)
Other liabilities	(4,258)	(7)

Total deferred tax liabilities	(67,681)	(60,953)

Total net deferred tax asset (liability)	$25,178	$(30,584)

The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversals of existing temporary differences. Current deferred tax assets at December 31, 2014 were $20.2 million. The Company has elected early adoption prospectively of ASU 2015-17, as permitted, as of December 31, 2015. Thus, there were no current deferred tax assets at December 31, 2015. Non-current deferred tax assets at December 31, 2015 and 2014 were $49.1 and $13.1 million, respectively. Non-current deferred tax liabilities at December 31, 2015 and 2014 were $23.9 million and $63.9 million, respectively.

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2015 and 2014, the Company carried a valuation allowance against deferred tax assets of $16.6 million and $4.7 million, respectively.

The domestic net operating loss carryforwards the company has acquired for federal net operating loss carryforwards are approximately $88.0 million as of December 31, 2015. The foreign net operating loss carryforwards as of December 31, 2015 and 2014 are approximately $14.7 million and $23.7 million, respectively, and have no expiration. In addition, the Company has certain foreign tax credits which do not have an expiration date.

The Company has state net operating loss carryfowards at December 31, 2015 and 2014 of approximately $213.9 million and $7.1 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2031 to 2033. In addition, the Company has certain state tax credits which will begin to expire in 2026 if not utilized.

Income taxes receivable was $6.5 million and $3.4 million at December 31, 2015 and 2014, respectively, and was included in other current assets in the consolidated balance sheet. Income taxes payable of $7.4 and $0.1 million at December 31, 2015 and 2014 was included in other accrued liabilities in the consolidated balance sheet. In addition, income taxes payable of $5.4 million and $2.4 million at December 31, 2015 and 2014, respectively, were included in other liabilities in the consolidated balance sheet. The balance in other liabilities relates to certain unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$2,923	$1,893	$1,195
Additions based on tax positions related to the current year	1,516	—	321
Additions for tax positions of prior years	2,874	1,030	377
Reductions as a result of the lapse of applicable statutes of limitations	(2,802)	—	—

Balance at December 31	$4,511	$2,923	$1,893

The Company’s continuing accounting policy is to recognize interest and penalties related to income tax matters as a component of tax expense in the consolidated statements of income. The Company recognized interest and penalties relative to uncertain tax positions of $0.3 million, $0.3 million and $0.1 million for the period ending December 31, 2015, 2014 and 2013, respectively. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the calendar year 2013. The Company may be subject to examination by IRS for calendar year 2012 through 2015. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In foreign jurisdictions, the Company may be subject to examination for calendar years 2011 through 2015. Generally, for state tax purposes, the Company’s 2011 through 2015 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

One of the Company’s Puerto Rico subsidiaries was granted a tax exemption for which a tax credit of up to 15% of eligible payroll expenses is available to offset up to 50% of the income taxes attributed to that entity. The tax exemption will expire on December 31, 2017.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2015, undistributed earnings of the foreign subsidiaries amounted to approximately $48.0 million. The amount of unrecognized deferred tax liability related to these temporary differences is not practicable at this time as this could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, foreign currency translation adjustment and the opportunity to use foreign tax credits.

11. Derivatives

The Company entered into foreign currency forward contracts during years ended December 31, 2015 and 2014 in connection with acquisitions in the United Kingdom. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between USD and GBP associated with the payment of the purchase price in GBP. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, losses (gains) associated with changes in fair value of $1.9 million and $(15.3) million for the years ended December 31, 2015 and 2014, respectively, have been recorded in the consolidated statements of income based on final settlements of these contracts.

12. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liability as of December 31, 2015 and 2014 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2015	2014	2015	2014
Amended and Restated Senior Credit Facility	$977,861	$525,576	$977,861	$525,576
12.875% Senior Notes due 2018	$—	$96,420	$—	$109,688
6.125% Senior Notes due 2021	$147,082	$150,000	$149,288	$153,000
5.125% Senior Notes due 2022	$294,749	$300,000	$275,590	$295,500
5.625% Senior Notes due 2023	$639,431	$—	$604,262	$—
9.0% and 9.5% Revenue Bonds	$23,621	$24,274	$23,621	$24,274
Contingent consideration liabilities	$667	$3,000	$667	$3,000

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

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows as of December 31, 2015 (in thousands):

2016	$29,229
2017	23,675
2018	18,513
2019	14,220
2020	11,047
Thereafter	56,522

Total minimum rental obligations	$153,206

During the years ended December 31, 2015, 2014 and 2013, rent expense was $32.5 million, $12.2 million and $10.0 million, respectively.

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

15. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At December 31, 2015, the U.S. Facilities included 204 behavioral healthcare facilities with approximately 7,700 beds in 39 states and Puerto Rico, and the U.K. Facilities included 54 behavioral healthcare facilities with approximately 2,200 beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
U.S. Facilities	$1,426,205	$850,625	$710,695
U.K. Facilities	360,698	151,127	—
Corporate and Other	7,589	2,849	2,713

	$1,794,492	$1,004,601	$713,408

Segment EBITDA (1):
U.S. Facilities	$377,587	$209,668	$172,625
U.K. Facilities	90,035	39,832	—
Corporate and Other	(62,790)	(34,012)	(27,291)

	$404,832	$215,488	$145,334

	Year Ended December 31,
	2015	2014	2013
Segment EBITDA (1)	$404,832	$215,488	$145,334
Plus (less):
Equity-based compensation expense	(20,472)	(10,058)	(5,249)
(Loss) gain on foreign currency derivatives	(1,926)	15,262	—
Debt extinguishment costs	(10,818)	—	(9,350)
Transaction-related expenses	(36,571)	(13,650)	(7,150)
Interest expense, net	(106,742)	(48,221)	(37,250)
Depreciation and amortization	(63,550)	(32,667)	(17,090)

Income from continuing operations before income taxes	$164,753	$126,154	$69,245

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2015	$693,945	$109,041	$—	$802,986
Increase from 2015 acquisitions	1,247,647	108,554	—	1,356,201
Foreign currency translation loss	—	(3,848)	—	(3,848)
Other	281	(27,405)	—	(27,124)

Balance at December 31, 2015	$1,941,873	$186,342	$—	$2,128,215

	December 31,
	2015	2014
Assets (2):
U.S. Facilities	$3,061,519	$1,327,563
U.K. Facilities	1,045,922	726,693
Corporate and Other	171,767	152,699

	$4,279,208	$2,206,955

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, debt extinguishment costs, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $832.2 million, U.K. Facilities of $824.4 million and corporate and other of $52.4 million at December 31, 2015. Assets include property and equipment for the U.S. Facilities of $478.1 million, U.K. Facilities of $578.6 million and corporate and other of $13.0 million at December 31, 2014.

16. Employee Benefit Plans

Defined Contribution Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the United States. The Company may, at its discretion, make contributions to the plan. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $0.1 million, $0.1 million and $0.3 million, respectively, to the 401(k) plan.

Partnerships in Care Pension Plan

As part of the acquisition of Partnerships in Care on July 1, 2014, the Company assumed a frozen contributory defined benefit retirement plan (“Partnerships in Care Pension Plan”) covering substantially all of the employees of Partnerships in Care and its subsidiaries prior to May 1, 2005 at which time, the Partnerships in Care Plan was frozen to new participants. Effective May 2015, the active participants no longer accrue benefits. The benefits under the Partnerships in Care Pension Plan were primarily based on years of service and final average earnings.

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

The following table summarizes the funded status (unfunded liability) of the Partnerships in Care Pension Plan based upon actuarial valuations prepared as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Projected benefit obligation	$58,107	$66,910
Fair value of plan assets	55,286	57,356

Funded status (unfunded liability)	$2,821	$9,554

The following table summarizes changes in the Partnerships in Care Pension Plan net pension liability as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Net pension liability at beginning of period	$9,554	$7,602
Employer contributions	(1,217)	(825)
Net pension (benefit) expense	(419)	729
Pension liability adjustment	(4,661)	2,758
Foreign currency translation loss	(436)	(710)

Net pension liability at end of period	$2,821	$9,554

A pension liability of $2.8 million and $9.6 million were recorded within other liabilities on the consolidated balance sheet as of December 31, 2015 and 2014. The following assumptions were used to determine the plan benefit obligation:

Discount rate	3.8%	3.6%
Compensation increase rate	—%	3.4%
Measurement date	December 31, 2015	December 31, 2014

A summary of the components of net pension plan expense for the year ended December 31, 2015 and the six months ended December 31, 2014 is as follows (in thousands):

	2015	2014
Interest cost on projected benefit obligation	$2,369	$1,389
Service cost on projected benefit obligation	(616)	545
Curtailments on projected benefit obligation	(1,373)	—
Expected return on assets	(2,031)	(1,205)

Total pension plan (benefit) expense	$(419)	$729

Assumptions used to determine the net periodic pension plan expense for the year ended December 31, 2015 and the six months ended December 31, 2014 were as follows:

	2015	2014
Discount rate	3.8%	3.6%
Expected long-term rate of return on plan assets	3.8%	4.3%

The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income. The accumulated other comprehensive income (loss) related to the Partnerships in Care Pension Plan for the years ended December 31, 2015 and 2014 was $2.6 million ($1.7 million net of taxes) and $(2.8) million ($2.2 million net of taxes).

The trustees of the Partnerships in Care Pension Plan are required to invest assets in the best interest of the Partnerships in Care Pension Plan’s members and also ensure liquid assets are available to make benefit payments as they become due. Performance of the Partnerships in Care Pension Plan’s assets are monitored quarterly, at a minimum, and asset allocations are adjusted as needed. The Partnerships in Care Pension Plan’s weighted-average asset allocations by asset category as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Cash and cash equivalents	1.7%	1.3%
United Kingdom government obligation	3.8%	16.1%
Annuity contracts	46.5%	—%
Equity securities	35.7%	43.6%
Debt securities	8.5%	34.1%
Other	3.8%	4.9%

As of December 31, 2015 and 2014, the Partnerships in Care Pension Plan cash and cash equivalents were classified as Level 1 in the GAAP fair value hierarchy. Fair values were based on utilizing quoted prices (unadjusted) in active markets for identical assets. The United Kingdom government obligations, annuity contracts, equity securities, debt securities and other investments were classified as Level 2 in the GAAP fair value hierarchy. Fair values were based on data points that are observable, such as quoted prices, interest rates and yield curves.

17. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2015 and 2014. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,		September 30,		December 31,
	(In thousands except per share amounts)
2015:
Revenue	$365,783	$453,660		$479,730		$495,319
Income from continuing operations before income taxes	$21,205	$49,355		$41,645	(1)	$52,518
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$14,594	$33,844		$29,550	(1)	$34,566
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.23	$0.50		$0.42	(1)	$0.49
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.23	$0.49		$0.42	(1)	$0.49
2014:
Revenue	$201,418	$213,803		$294,479		$294,901
Income from continuing operations before income taxes	$20,796	$37,362	(2)	$33,156	(2)	$34,840
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$13,058	$22,451	(2)	$25,402	(2)	$22,129
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.26	$0.43	(2)	$0.43	(2)	$0.38
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.26	$0.43	(2)	$0.43	(2)	$0.37

(1)	Includes debt extinguishment costs of $10.0 million, or $6.8 million net of taxes, in connection with the redemption of $88.3 million of the 12.875% Senior Notes on September 21, 2015. On November 1, 2015, the Company redeemed all of the outstanding $9.2 million principal amount of the 12.875% Senior Notes and incurred additional debt extinguishment cost of $0.8 million.
(2)	Includes gain on foreign currency derivatives of $13.7 million and $1.5 million, in connection with the Partnerships in Care acquisition, for the three months ended June 30, 2014 and September 30, 2014, respectively.

18. Subsequent Events

On February 16, 2016, the Company completed its acquisition of Priory for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of its common stock. Priory is the leading independent provider of behavioral healthcare services in the United Kingdom. At December 31, 2015, Priory operated 327 facilities with approximately 7,100 beds. The cash sources included the net proceeds of $685.0 million from a public equity offering of 11,500,000 shares completed on January 12, 2016, $390.0 million from the Company’s offering of 6.500% Senior Notes and borrowings of $955.0 million under the New TLB Facility. In addition, the Company used borrowings from its TLA Facility, which was increased by $135.0 million, to pay down the majority of its $300.0 million revolving credit facility. See Note 4 – Acquisitions and Note 7 – Long-Term Debt for additional details.

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 12.875% Senior Notes, 6.125% Senior Notes, 5.125% Senior Notes and 5.625% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$1,987	$9,228	$—	$11,215
Accounts receivable, net	—	187,546	29,080	—	216,626
Deferred tax assets	—	—	—	—	—
Other current assets	—	57,968	8,927	—	66,895

Total current assets	—	247,501	47,235	—	294,736
Property and equipment, net	—	805,439	903,614	—	1,709,053
Goodwill	—	1,835,339	292,876	—	2,128,215
Intangible assets, net	—	57,024	2,551	—	59,575
Deferred tax assets – noncurrent	3,946	40,587	4,581	—	49,114
Investment in subsidiaries	1,323,069	—	—	(1,323,069)	—
Other assets	427,270	32,947	2,322	(424,024)	38,515

Total assets	$1,754,285	$3,018,837	$1,253,179	$(1,747,093)	$4,279,208

Current liabilities:
Current portion of long-term debt	$45,125	$—	$235	$—	$45,360
Accounts payable	—	75,015	16,326	—	91,341
Accrued salaries and benefits	—	66,249	14,447	—	80,696
Other accrued liabilities	26,132	10,886	35,788	—	72,806

Total current liabilities	71,257	152,150	66,796	—	290,203
Long-term debt	—	2,171,998	447,410	(424,024)	2,195,384
Deferred tax liabilities – noncurrent	—	—	23,936	—	23,936
Other liabilities	—	75,159	3,443	—	78,602

Total liabilities	71,257	2,399,307	541,585	—	2,588,125

Redeemable noncontrolling interests	—	—	8,055	—	8,055

Total equity	1,683,028	619,530	703,539	(1,323,069)	1,683,028

Total liabilities and equity	$1,754,285	$3,018,837	$1,253,179	$(1,747,093)	$4,279,208

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2014

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$76,685	$17,355	$—	$94,040
Accounts receivable, net	—	100,797	17,581	—	118,378
Deferred tax assets	—	18,395	1,760	—	20,155
Other current assets	—	36,049	5,521	—	41,570

Total current assets	—	231,926	42,217	—	274,143
Property and equipment, net	—	451,943	617,757	—	1,069,700
Goodwill	—	596,611	206,375	—	802,986
Intangible assets, net	—	19,057	2,579	—	21,636
Deferred tax assets – noncurrent	4,563	—	14,244	(5,666)	13,141
Investment in subsidiaries	1,759,337	—	—	(1,759,337)	—
Other assets	186,073	18,727	2,323	(181,774)	25,349

Total assets	$1,949,973	$1,318,264	$885,495	$(1,946,777)	$2,206,955

Current liabilities:
Current portion of long-term debt	$26,750	$—	$215	$—	$26,965
Accounts payable	—	39,486	9,210	—	48,696
Accrued salaries and benefits	—	47,597	11,720	—	59,317
Other accrued liabilities	13,647	7,688	9,621	—	30,956

Total current liabilities	40,397	94,771	30,766	—	165,934
Long-term debt	1,028,611	—	205,833	(181,774)	1,052,670
Deferred tax liabilities – noncurrent	—	21,027	48,519	(5,666)	63,880
Other liabilities	—	33,321	10,185	—	43,506

Total liabilities	1,069,008	149,119	295,303	(187,440)	1,325,990

Total equity	880,965	1,169,145	590,192	(1,759,337)	880,965

Total liabilities and equity	$1,949,973	$1,318,264	$885,495	$(1,946,777)	$2,206,955

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,415,016	$414,603	$—	$1,829,619
Provision for doubtful accounts	—	(32,614)	(2,513)	—	(35,127)

Revenue	—	1,382,402	412,090	—	1,794,492
Salaries, wages and benefits	20,472	726,215	227,045	—	973,732
Professional fees	—	83,422	33,041	—	116,463
Supplies	—	65,077	15,586	—	80,663
Rents and leases	—	29,094	3,434	—	32,528
Other operating expenses	—	170,018	36,728	—	206,746
Depreciation and amortization	—	41,768	21,782	—	63,550
Interest expense, net	68,533	17,476	20,733	—	106,742
Debt extinguishment costs	10,818	—	—	—	10,818
Loss on foreign currency derivatives	1,926	—	—	—	1,926
Transaction-related expenses	—	24,914	11,657	—	36,571

Total expenses	101,749	1,157,984	370,006	—	1,629,739
(Loss) income from continuing operations before income taxes	(101,749)	224,418	42,084	—	164,753
Equity in earnings of subsidiaries	176,178	—	—	(176,178)	—
(Benefit from) provision for income taxes	(37,047)	85,765	4,670	—	53,388

Income (loss) from continuing operations	111,476	138,653	37,414	(176,178)	111,365
Income from discontinued operations, net of income taxes	—	111	—	—	111

Net income (loss)	111,476	138,764	37,414	(176,178)	111,476
Net loss attributable to noncontrolling interests	—	—	1,078	—	1,078

Net income attributable to Acadia Healthcare Company, Inc.	$111,476	$138,764	$38,492	$(176,178)	$112,554

Other comprehensive income:
Foreign currency translation gain	—	—	(40,103)	—	(40,103)
Pension liability adjustment, net	—	—	3,826	—	3,826

Other comprehensive income	—	—	(36,277)	—	(36,277)

Comprehensive income (loss)	$111,476	$138,764	$2,215	$(176,178)	$76,277

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$111,476	$138,764	$37,414	$(176,178)	$111,476
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(176,178)	—	—	176,178	—
Depreciation and amortization	—	41,768	21,782	—	63,550
Amortization of debt issuance costs	7,147	—	(438)	—	6,709
Equity-based compensation expense	20,472	—	—	—	20,472
Deferred income tax (benefit) expense	617	42,246	750	—	43,613
Loss from discontinued operations, net of taxes	—	(111)	—	—	(111)
Debt extinguishment costs	10,818	—	—	—	10,818
Loss (gain) on foreign currency derivatives	1,926	—	—	—	1,926
Other	—	1,582	33	—	1,615
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(18,632)	(6,322)	—	(24,954)
Other current assets	—	(1,152)	(1,565)	—	(2,717)
Other assets	(1,100)	(8,567)	546	1,100	(8,021)
Accounts payable and other accrued liabilities	—	(7,583)	14,451	—	6,868
Accrued salaries and benefits	—	312	1,346	—	1,658
Other liabilities	—	9,350	(114)	—	9,236

Net cash (used in) provided by continuing operating activities	(24,822)	197,977	67,883	1,100	242,138
Net cash provided by discontinued operating activities	—	(1,735)	—	—	(1,735)

Net cash (used in) provided by operating activities	(24,822)	196,242	67,883	1,100	240,403
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(254,848)	(319,929)	—	(574,777)
Cash paid for capital expenditures	—	(172,329)	(103,718)	—	(276,047)
Cash paid for real estate acquisitions	—	(25,293)	(1,329)	—	(26,622)
Settlement of foreign currency derivatives	—	(1,926)	—	—	(1,926)
Other	—	(5,099)	—	—	(5,099)

Net cash used in investing activities	—	(459,495)	(424,976)	—	(884,471)
Financing activities:
Borrowings on long-term debt	1,150,000	—	—	—	1,150,000
Borrowings on revolving credit facility	468,000	—	—	—	468,000
Principal payments on revolving credit facility	(310,000)	—	—	—	(310,000)
Principal payments on long-term debt	(31,965)	—	(1,315)	1,315	(31,965)
Repayment of assumed CRC debt	(904,467)	—	—	—	(904,467)
Repayments of senior notes	(97,500)	—	—	—	(97,500)
Payment of debt issuance costs	(26,421)	—	—	—	(26,421)
Payment of premium on senior notes	(7,480)	—	—	—	(7,480)
Issuance of Common Stock	—	331,308	—	—	331,308
Common stock withheld for minimum statutory taxes, net	(7,762)	—	—	—	(7,762)
Excess tax benefit from equity awards	309	—	—	—	309
Other	—	(420)	—	—	(420)
Cash provided by (used in) intercompany activity	(207,892)	(139,974)	350,281	(2,415)	—

Net cash provided by (used in) financing activities	24,822	190,914	348,966	(1,100)	563,602

Effect of exchange rate changes on cash	—	(2,359)	—	—	(2,359)

Net (decrease) increase in cash and cash equivalents	—	(74,698)	(8,217)	—	(82,825)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$1,987	$9,228	$—	$11,215

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

Dated: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS	Chairman of the Board and Chief Executive Officer	February 25, 2016
Joey A. Jacobs	(Principal Executive Officer)

/s/ DAVID M. DUCKWORTH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
David M. Duckworth

/s/ BRUCE A. SHEAR	Executive Vice Chairman, Director	February 25, 2016
Bruce A. Shear

/s/ E. PEROT BISSELL	Director	February 25, 2016
E. Perot Bissell

/s/ CHRISTOPHER R. GORDON	Director	February 25, 2016
Christopher R. Gordon

/s/ WILLIAM F. GRIECO	Director	February 25, 2016
William F. Grieco

/s/ KYLE D. LATTNER	Director	February 25, 2016
Kyle D. Lattner

/s/ WADE D. MIQUELON	Director	February 25, 2016
Wade D. Miquelon

/s/ WILLIAM M. PETRIE	Director	February 25, 2016
William M. Petrie

/s/ HARTLEY R. ROGERS	Director	February 25, 2016
Hartley R. Rogers

/s/ REEVE B. WAUD	Director	February 25, 2016
Reeve B. Waud

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

2.13	Sale and Purchase Deed, dated as of December 31, 2015, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (ii)

2.14	Amendment to Sale the Purchase Deed by and among Whitewell UK Investments 1 Limited, the representative of the institutional sellers named therein, the representative of the management sellers named therein, and the Company. (jj)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware. (k)

3.2	Amended and Restated Bylaws of the Company. (k)

Exhibit No.	Exhibit Description

4.1	Indenture, dated as of March 12, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.2	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 12, 2013, among the Company, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (m)

4.4	Indenture, dated July 1, 2014, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (n)

4.5	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.6	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.4).

4.7	Registration Rights Agreement, dated July 1, 2014, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (n)

4.8	Indenture, dated February 11, 2015, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (p)

4.9	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.8).

4.10	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (p)

4.11	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (hh)

4.12	Indenture, dated February 16, 2016, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (mm)

4.13	Form of 6.500% Senior Note due 2024 (Included in Exhibit 4.12).

4.14	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (mm)

4.15	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.16	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (r)

4.17	Second Amended and Restated Registration Rights Agreement, dated as of October 29, 2014, by and among the Company and each of the parties named therein. (j)

4.18	Amendment, dated February 11, 2015, to the Second Amended and Restated Registration Rights Agreement dated as of October 29, 2014, by and among the Company and each of the parties named therein. (p)

4.19	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (ii)

Exhibit No.	Exhibit Description

4.20	Form of Subscription Agreement and Warrant. (s)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (m)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (t)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (u)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (v)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (w)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (x)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (p)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (p)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (ff)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (kk)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (mm)

†10.13	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (y)

†10.14	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (y)

†10.15	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (y)

†10.16	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (y)

†10.17	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (y)

†10.18	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.19	PHC, Inc.’s 1993 Stock Purchase and Option Plan, as amended December 2002. (z)

†10.20	PHC, Inc.’s 1995 Non-Employee Director Stock Option Plan, as amended December 2002. (z)

†10.21	PHC, Inc.’s 1995 Employee Stock Purchase Plan, as amended December 2002. (z)

†10.22	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (aa)

†10.23	PHC, Inc.’s 2005 Employee Stock Purchase Plan. (bb)

†10.24	PHC, Inc.’s 2003 Stock Purchase and Option Plan, as amended December 2007. (bb)

Exhibit No.	Exhibit Description

†10.25	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (cc)

†10.26	Form of Restricted Stock Unit Agreement. (b)

†10.27	Form of Incentive Stock Option Agreement. (b)

†10.28	Form of Non-Qualified Stock Option Agreement. (b)

†10.29	Form of Restricted Stock Agreement. (b)

†10.30	Form of Stock Appreciation Rights Agreement. (b)

†10.31	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (dd)

†10.32	Nonmanagement Director Compensation Program, effective January 1, 2013. (dd)

10.33	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.34	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

10.35	Purchase Agreement, dated March 7, 2013, by and among the Company, the guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers named therein. (m)

10.36	Purchase Agreement, dated June 17, 2014, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (l)

10.37	Purchase Agreement, dated February 5, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (ee)

10.38	Purchase Agreement, dated September 14, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the initial purchasers named therein. (gg)

10.39	Purchase Agreement, dated February 4, 2016, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (ll)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit Description

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 18, 2014 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(s)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 13, 2004 (File No. 001-33323).
(t)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).

(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed January 8, 2003 (File No. 333-102402).
(aa)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(bb)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed March 6, 2008 (File No. 333-149579).
(cc)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(dd)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 6, 2015 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(ll)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-35331).
(mm)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).