Form 10-Q
period 2016-03-31
Acadia Healthcare Company, Inc.
filed 2016-04-29
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, there were 87,427,576 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,582	$11,215
Accounts receivable, net of allowance for doubtful accounts of $32,565 and $29,332, respectively	276,880	216,626
Other current assets	79,803	66,895

Total current assets	393,265	294,736
Property and equipment, net	3,337,765	1,709,053
Goodwill	2,771,365	2,128,215
Intangible assets, net	102,593	59,575
Deferred tax assets – noncurrent	41,753	49,114
Other assets	49,618	38,515

Total assets	$6,696,359	$4,279,208

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$69,223	$45,360
Accounts payable	118,210	91,341
Accrued salaries and benefits	112,714	80,696
Other accrued liabilities	108,663	72,806

Total current liabilities	408,810	290,203
Long-term debt	3,497,569	2,195,384
Deferred tax liabilities – noncurrent	94,882	23,936
Other liabilities	124,492	78,602

Total liabilities	4,125,753	2,588,125
Redeemable noncontrolling interests	7,736	8,055
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 and 90,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 86,539,997 and 70,745,746 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	865	707
Additional paid-in capital	2,475,383	1,572,972
Accumulated other comprehensive loss	(153,062)	(104,647)
Retained earnings	239,684	213,996

Total equity	2,562,870	1,683,028

Total liabilities and equity	$6,696,359	$4,279,208

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$627,183	$374,158
Provision for doubtful accounts	(10,370)	(8,375)

Revenue	616,813	365,783
Salaries, wages and benefits (including equity-based compensation expense of $6,956 and $3,894, respectively)	341,028	205,871
Professional fees	39,991	22,427
Supplies	26,685	16,254
Rents and leases	14,806	5,886
Other operating expenses	70,247	40,527
Depreciation and amortization	27,975	13,104
Interest expense, net	37,714	22,146
Gain on foreign currency derivatives	(410)	(53)
Transaction-related expenses	26,298	18,416

Total expenses	584,334	344,578

Income from continuing operations before income taxes	32,479	21,205
Provision for income taxes	7,110	6,613

Income from continuing operations	25,369	14,592
Income from discontinued operations, net of income taxes	—	2

Net income	25,369	14,594
Net loss attributable to noncontrolling interests	319	—

Net income attributable to Acadia Healthcare Company, Inc.	$25,688	$14,594

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.31	$0.23
Income from discontinued operations	—	—

Net income	$0.31	$0.23

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.31	$0.23
Income from discontinued operations	—	—

Net income	$0.31	$0.23

Weighted-average shares outstanding:
Basic	82,943	62,530
Diluted	83,420	62,894

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$25,369	$14,594
Other comprehensive loss:
Foreign currency translation loss	(48,415)	(29,389)

Other comprehensive loss	(48,415)	(29,389)

Comprehensive loss	(23,046)	(14,795)

Comprehensive loss attributable to noncontrolling interests	319	—

Comprehensive loss attributable to Acadia Healthcare Company. Inc.	$(22,727)	$(14,795)

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2015	70,746	$707	$1,572,972	$(104,647)	$213,996	$1,683,028
Common stock issued under stock incentive plans	260	3	106	—	—	109
Common stock withheld for minimum statutory taxes	—	—	(6,787)	—	—	(6,787)
Equity-based compensation expense	—	—	6,956	—	—	6,956
Excess tax benefit from equity awards	—	—	—	—	—	—
Issuance of common stock, net	15,534	155	901,824	—	—	901,979
Other comprehensive loss	—	—	—	(48,415)	—	(48,415)
Other	—	—	312	—	—	312
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	25,688	25,688

Balance at March 31, 2016	86,540	$865	$2,475,383	$(153,062)	$239,684	$2,562,870

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities:
Net income	$25,369	$14,594
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	27,975	13,104
Amortization of debt issuance costs	2,147	1,468
Equity-based compensation expense	6,956	3,894
Deferred income tax expense	9,085	19,224
Income from discontinued operations, net of taxes	—	(2)
Gain on foreign currency derivatives	(410)	(53)
Other	882	378
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,749)	(6,957)
Other current assets	(8,075)	(23,758)
Other assets	(2,402)	(636)
Accounts payable and other accrued liabilities	7,498	1,274
Accrued salaries and benefits	(6,347)	(5,022)
Other liabilities	354	580

Net cash provided by continuing operating activities	59,283	18,088
Net cash (used in) provided by discontinued operating activities	(619)	134

Net cash provided by operating activities	58,664	18,222
Investing activities:
Cash paid for acquisitions, net of cash acquired	(580,096)	(49,618)
Cash paid for capital expenditures	(90,089)	(52,879)
Cash paid for real estate acquisitions	(14,799)	(1,722)
Settlement of foreign currency derivatives	745	—
Other	(1,208)	(383)

Net cash used in investing activities	(685,447)	(104,602)
Financing activities:
Borrowings on long-term debt	1,480,000	875,000
Borrowings on revolving credit facility	58,000	93,000
Principal payments revolving credit facility	(166,000)	—
Principal payments on long-term debt	(13,669)	(7,938)
Repayment of assumed debt	(1,348,389)	(904,467)
Payment of debt issuance costs	(34,167)	(22,191)
Issuance of common stock, net	685,097	—
Common stock withheld for minimum statutory taxes, net	(6,679)	(5,110)
Excess tax benefit from equity awards	—	4,310
Other	(224)	—

Net cash provided by financing activities	653,969	32,604
Effect of exchange rate changes on cash	(1,819)	(2,232)

Net increase (decrease) in cash and cash equivalents	25,367	(56,008)
Cash and cash equivalents at beginning of the period	11,215	94,040

Cash and cash equivalents at end of the period	$36,582	$38,032

(continued on next page)

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Effect of acquisitions:
Assets acquired, excluding cash	$2,372,358	$1,428,566
Liabilities assumed	(1,575,380)	(998,738)
Issuance of common stock in connection with acquisition	(216,882)	(380,210)

Cash paid for acquisitions, net of cash acquired	$580,096	$49,618

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States, the United Kingdom and Puerto Rico. At March 31, 2016, the Company operated 585 behavioral healthcare facilities with over 17,400 beds in 39 states, the United Kingdom and Puerto Rico.

Basis of Presentation

The business of the Company is conducted through limited liability companies, C-corporations and, for the U.K. facilities, their foreign counterparts. The Company’s consolidated financial statements include the accounts of the Company and all subsidiaries controlled by the Company through its’ direct or indirect ownership of majority interests and exclusive rights granted to the Company as the controlling member of an entity. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Basic and diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$25,688	$14,592
Income from discontinued operations	—	2

Net income attributable to Acadia Healthcare Company, Inc.	$25,688	$14,594

Denominator:
Weighted average shares outstanding for basic earnings per share	82,943	62,530
Effect of dilutive instruments	477	364

Shares used in computing diluted earnings per common share	83,420	62,894

Basic earnings per share:
Income from continuing operations	$0.31	$0.23
Income from discontinued operations	—	—

Net income	$0.31	$0.23

Diluted earnings per share:
Income from continuing operations	$0.31	$0.23
Income from discontinued operations	—	—

Net income	$0.31	$0.23

Approximately 0.8 million and 0.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

3.	Acquisitions

Priory

On February 16, 2016, the Company completed the acquisition of Priory Group No. 1 Limited (“Priory”) for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of its common stock. Priory is the leading independent provider of behavioral healthcare services in the United Kingdom. The Competition and Markets Authority (“CMA”) in the United Kingdom currently is reviewing our acquisition of Priory. The Company cannot determine when the CMA will complete its review of the acquisition of Priory and, until such review is complete, the Company will not be allowed to integrate Priory’s business. Further, the Company may be required by the CMA to divest part of Priory’s or the Company’s respective businesses. At February 16, 2016, Priory operated 324 facilities with approximately 7,100 beds.

2015 U.S. Acquisitions

On December 1, 2015, the Company completed the acquisition of certain facilities from MMO Behavioral Health Systems (“MMO”), including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, the Company completed the acquisitions of (i) Discovery House-Group Inc. (“Discovery House”) for cash consideration of approximately $118.5 million and (ii) Duffy’s Napa Valley Rehab (“Duffy’s”) for cash consideration of approximately $29.6 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California.

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

On July 1, 2015, the Company completed the acquisition of the assets of Belmont Behavioral Health (“Belmont”), an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $39.5 million which consists of $35.0 million base purchase price and an estimated working capital settlement of $4.5 million.

On March 1, 2015, the Company acquired the stock of Quality Addiction Management, Inc. (“QAM”) for cash consideration of approximately $54.8 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

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

2015 U.K. Acquisitions

On November 1, 2015, the Company completed the acquisition of Cleveland House, an inpatient psychiatric facility with 32 beds located in England, for cash consideration of approximately $10.3 million.

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

On June 1, 2015, the Company completed the acquisitions of (i) one facility from Choice Lifestyles (“Choice”) for cash consideration of approximately $25.9 million and (ii) 15 facilities from Care UK Limited (“Care UK”) for approximately $88.2 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

On April 1, 2015, the Company completed the acquisitions of (i) two facilities from Choice for cash consideration of approximately $37.5 million, (ii) Pastoral Care Group (“Pastoral”) for approximately $34.2 million and (iii) Mildmay Oaks f/k/a Vista Independent Hospital (“Mildmay Oaks”) for cash consideration of approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $282.7 million of the goodwill associated with domestic acquisitions completed in 2016 and 2015 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of Priory, MMO, Discovery House, Duffy’s, Cleveland House, Meadow View, Danshell, H&SCP, Manor Hall, The Manor Clinic, Belmont, Choice, Care UK, Pastoral and Mildmay Oaks.

The preliminary fair values of assets acquired and liabilities assumed for Priory, at February 16, 2016, were as follows (in thousands):

Priory
Cash	$10,253
Accounts receivable	57,831
Prepaid expenses and other current assets	7,920
Property and equipment	1,603,307
Goodwill	652,146
Intangible assets	43,394
Other assets	7,760

Total assets acquired	2,382,611
Accounts payable	24,203
Accrued salaries and benefits	39,588
Other accrued expenses	46,806
Deferred tax liabilities – noncurrent	71,233
Debt	1,348,389
Other liabilities	45,161

Total liabilities assumed	1,575,380

Net assets acquired	$807,231

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2015 in connection with the 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,599	$5,417	$25,016
Accounts receivable	47,035	27,059	74,094
Prepaid expenses and other current assets	26,945	2,738	29,683
Property and equipment	136,163	273,143	409,306
Goodwill	1,043,601	315,010	1,358,611
Intangible assets	37,000	204	37,204
Deferred tax assets-noncurrent	74,383	—	74,383
Other assets	6,478	51	6,529

Total assets acquired	1,391,204	623,622	2,014,826
Accounts payable	4,741	4,564	9,305
Accrued salaries and benefits	14,827	3,321	18,148
Other accrued expenses	38,873	5,291	44,164
Deferred tax liabilities – noncurrent	—	13,541	13,541
Debt	904,467	—	904,467
Other liabilities	34,720	10	34,730

Total liabilities assumed	997,628	26,727	1,024,355

Redeemable noncontrolling interests	—	9,132	9,132

Net assets acquired	$393,576	$587,763	$981,339

Other

The qualitative factors comprising the goodwill acquired in the CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP, Manor Hall, Meadow View, Cleveland House, Duffy’s, Discovery House, MMO and Priory acquisitions (collectively the “2015 and 2016 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Advisory and financing commitment fees	$14,850	$10,337
Legal, accounting and other costs	11,448	3,819
Severance and contract termination costs	—	4,260

	$26,298	$18,416

Pro Forma Information

The condensed consolidated statements of income for the three months ended March 31, 2016 include revenue of $294.6 million and income from continuing operations before income taxes of $47.6 million related to the 2015 and 2016 Acquisitions. The condensed consolidated statements of income for the three months ended March 31, 2015 include revenue of $68.6 million and income from continuing operations before income taxes of $15.0 million related to acquisitions completed in 2015.

The following table provides certain pro forma financial information for the Company as if the 2015 and 2016 Acquisitions occurred as of January 1, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$725,667	$685,480

Income from continuing operations, before income taxes	$12,363	$14,779

4.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,855)	$(1,750)
Non-compete agreements	1,247	1,247	(1,247)	(1,247)

	3,347	3,347	(3,102)	(2,997)
Intangible assets not subject to amortization:
Licenses and accreditations	11,463	11,479	—	—
Trade names	80,799	37,800	—	—
Certificates of need	10,086	9,946	—	—

	102,348	59,225	—	—

Total	$105,695	$62,572	$(3,102)	$(2,997)

In connection with the Priory acquisition, the Company acquired trade name intangible assets with a preliminary fair value of $43.4 million.

Amortization expense related to definite-lived intangible assets was $0.1 million for both the three months ended March 31, 2016 and 2015. Estimated amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $0.4 million, $0, $0, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5.	Property and Equipment

Property and equipment consists of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Land	$838,181	$214,138
Building and improvements	2,118,535	1,277,800
Equipment	361,703	141,543
Construction in progress	169,964	195,042

	3,488,383	1,828,523
Less accumulated depreciation	(150,618)	(119,470)

Property and equipment, net	$3,337,765	$1,709,053

6.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$625,719	$500,750
Senior Secured Term B Loans	1,446,362	495,000
Senior Secured Revolving Line of Credit	50,000	158,000
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	—
9.0% and 9.5% Revenue Bonds	22,410	22,410
Less: unamortized debt issuance costs, discount and premium	(67,699)	(35,416)

	3,566,792	2,240,744
Less: current portion	(69,223)	(45,360)

Long-term debt	$3,497,569	$2,195,384

Amended and Restated Senior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated the Senior Secured Credit Facility (the “Amended and Restated Senior Credit Facility”). The Company has amended the Amended and Restated Credit Agreement from time to time as described in the Company’s prior filings with the Securities and Exchange Commission.

On February 6, 2015, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Amended and Restated Credit Agreement. The Seventh Amendment added Citibank, N.A. as an “L/C Issuer” under the Amended and Restated Credit Agreement in order to permit the rollover of CRC’s existing letters of credit into the Amended and Restated Credit Agreement and increased both the Company’s Letter of Credit Sublimit and Swing Line Sublimit to $20.0 million.

On February 11, 2015, the Company entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to the Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental Term Loan B facility (the “Existing TLB Facility”) that was added to the Amended and Restated Senior Credit Facility, subject to limited conditionality provisions. Borrowings under the Existing TLB Facility were used to fund a portion of the purchase price for the acquisition of CRC.

On April 22, 2015, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to the Amended and Restated Credit Agreement. The Eighth Amendment changed the definition of “Change of Control” in part to remove a provision whose purpose was, when calculating whether a majority of incumbent directors have approved new directors, that any incumbent director that became a director as a result of a threatened or actual proxy contest was not counted in such calculation.

On January 25, 2016, the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the Amended and Restated Credit Agreement. The Ninth Amendment modifies certain definitions and provides increased flexibility to the Company in terms of its financial covenants. The Company’s baskets for permitted investments were also increased to provide increased flexibility for it to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. The Company may now invest in non-wholly owned subsidiaries and joint ventures up to 10.0% of the Company and its subsidiaries’ total assets in any four consecutive fiscal quarter period, and up to 12.5% of the Company and its subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The Company may also invest in foreign subsidiaries that are not loan parties up to 10% of the Company and its subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 15% of the Company and its subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 25% of the Company and its subsidiaries’ total assets in any fiscal year.

On February 16, 2016, the Company entered into a Second Incremental Facility Amendment (the “Second Incremental Amendment”) to the Amended and Restated Credit Agreement. The Second Incremental Amendment activated a new $955.0 million incremental Term Loan B facility (the “New TLB Facility”) and added $135.0 million to the Term Loan A facility (the “TLA Facility”) to the Amended and Restated Senior Credit Facility, subject to limited conditionality provisions. Borrowings under the New TLB Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

The Company had $241.5 million of availability under the revolving line of credit as of March 31, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $10.0 million for March 31, 2016, $12.6 million for June 30, 2016 to December 31, 2016, $16.8 million for March 31, 2017 to December 31, 2017, and $20.9 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of March 31, 2016, the Company was in compliance with such covenants.

Senior Notes

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”). The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year.

5.625% Senior Notes due 2023

On February 11, 2015, the Company issued $375.0 million of 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

On September 21, 2015, the Company issued $275.0 million of additional 5.625% Senior Notes. The additional notes form a single class of debt securities with the existing 5.625% Senior Notes. Giving effect to this issuance, the Company has outstanding an aggregate of $650.0 million of 5.625% Senior Notes.

6.500% Senior Notes due 2024

On February 16, 2016, the Company issued $390.0 million of 6.500% Senior Notes due 2024 (the “6.500% Senior Notes”). The 6.500% Senior Notes mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

7.	Equity

Common Stock

On March 3, 2016, the Company held a Special Meeting of Stockholders, where the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 90,000,000 to 180,000,000 (the “Amendment”). On March 3, 2016, the Company filed the Amendment with the Secretary of State of the State of Delaware.

Equity Offerings

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

On February 16, 2016, the Company completed its acquisition of Priory for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of common stock.

8. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of March 31, 2016, a maximum of 4,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,336,703 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $7.0 million and $3.9 million in equity-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $65.7 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years. The Company recognized a deferred income tax benefit of $2.8 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three months ended March 31, 2015 was $4.3 million. No tax benefit was realized from stock options during the three months ended March 31, 2016.

Stock option activity during 2015 and 2016 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	737,422	$32.19	8.09	$14,512
Options granted	204,700	63.07	9.21	1,724
Options exercised	(214,079)	42.75	N/A	9,890
Options cancelled	(33,300)	46.53	N/A	N/A

Options outstanding at December 31, 2015	694,743	42.87	7.70	20,717
Options granted	294,350	59.72	9.86	—
Options exercised	(7,075)	32.00	N/A	278
Options cancelled	(16,775)	57.99	N/A	N/A

Options outstanding at March 31, 2016	965,243	$47.86	8.20	$11,884

Options exercisable at December 31, 2015	106,330	$36.41	5.83	$4,968

Options exercisable at March 31, 2016	323,979	$40.58	6.76	$8,527

Restricted stock activity during 2015 and 2016 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	722,028	$39.77
Granted	503,052	62.67
Cancelled	(44,900)	49.55
Vested	(235,618)	34.93

Unvested at December 31, 2015	944,562	$52.74
Granted	188,587	59.72
Cancelled	(32,050)	59,79
Vested	(213,787)	47.18

Unvested at March 31, 2016	887,312	$55.30

Restricted stock unit activity during 2015 and 2016 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at December 31, 2015	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at March 31, 2016	273,599	$59.68

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2016 and year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Weighted average grant-date fair value of options	$19.57	$21.78
Risk-free interest rate	1.4%	1.5%
Expected volatility	33%	35%
Expected life (in years)	5.5	5.5

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

The provision for income taxes for continuing operations for the three months ended March 31, 2016 and 2015 reflects effective tax rates of 21.9% and 31.2%, respectively. The decrease in the tax rate for the three months ended March 31, 2016 was primarily attributable to the acquisition of Priory, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

10.	Derivatives

The Company entered into foreign currency forward contracts during both the three months ended March 31, 2016 and 2015 in connection with acquisitions in the United Kingdom. The foreign currency forward contracts limited the economic risk of changes in the foreign exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with the payment of the purchase price in GBP. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, gains associated with changes in fair value of $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, have been recorded in the consolidated statements of income based on final settlements of these contracts.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds and contingent consideration liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Amended and Restated Senior Credit Facility	$2,079,958	$1,135,861	$2,079,958	$1,135,861
6.125% Senior Notes due 2021	$147,202	$147,082	$152,354	$149,288
5.125% Senior Notes due 2022	$294,919	$294,749	$297,868	$275,590
5.625% Senior Notes due 2023	$639,672	$639,431	$653,767	$604,262
6.500% Senior Notes due 2024	$381,528	$—	$396,789	$—
9.0% and 9.5% Revenue Bonds	$23,514	$23,621	$23,514	$23,621
Contingent consideration liabilities	$667	$667	$667	$667

The Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

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

13.	Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expenses	$29,397	$21,817
Other receivables	22,877	17,518
Insurance receivable – current portion	5,290	5,290
Workers’ compensation deposits – current portion	7,500	7,500
Income taxes receivable	6,676	6,540
Inventory	4,779	4,681
Other	3,284	3,549

Other current assets	$79,803	$66,895

14. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Unearned income	$24,608	$446
Accrued interest	15,868	26,132
Insurance liability – current portion	10,490	10,490
Other current liabilities	8,797	7,499
Income taxes payable	4,039	7,367
Accrued property taxes	2,829	2,951
Other	42,032	17,921

Other accrued liabilities	$108,663	$72,806

15.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At March 31, 2016, the U.S. Facilities included 205 behavioral healthcare facilities with approximately 8,000 beds in 39 states and Puerto Rico, and the U.K. Facilities included 380 behavioral healthcare facilities with approximately 9,400 beds in the United Kingdom.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
U.S. Facilities	$408,264	$290,507
U.K. Facilities	206,975	73,315
Corporate and Other	1,574	1,961

	$616,813	$365,783

Segment EBITDA (1):
U.S. Facilities	$106,840	$76,364
U.K. Facilities	44,931	18,811
Corporate and Other	(20,759)	(16,463)

	$131,012	$78,712

	Three Months Ended March 31,
	2016	2015
Segment EBITDA (1)	$131,012	$78,712
Plus (less):
Equity-based compensation expense	(6,956)	(3,894)
Gain on foreign currency derivatives	410	53
Transaction-related expenses	(26,298)	(18,416)
Interest expense, net	(37,714)	(22,146)
Depreciation and amortization	(27,975)	(13,104)

Income from continuing operations before income taxes	$32,479	$21,205

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2016	$1,941,873	$186,342	$—	$2,128,215
Increase from 2016 acquisitions	—	652,146	—	652,146
Foreign currency translation loss	—	(11,406)	—	(11,406)
Other	2,371	39	—	2,410

Balance at March 31, 2016	$1,944,244	$827,121	$—	$2,771,365

	March 31, 2016	December 31, 2015
Assets (2):
U.S. Facilities	$3,138,727	$3,061,519
U.K. Facilities	3,390,950	1,045,922
Corporate and Other	166,682	171,767

	$6,696,359	$4,279,208

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
(2)	Assets include property and equipment for the U.S. Facilities of $885.2 million, U.K. Facilities of $2.4 billion and corporate and other of $42.8 million at March 31, 2016. Assets include property and equipment for the U.S. Facilities of $832.2 million, U.K. Facilities of $824.4 million and corporate and other of $52.4 million at December 31, 2015.

16.	Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Additionally, ASU 2016-09 would permit both public and nonpublic organizations to adopt the new standard early. Management is evaluating the impact of ASU 2016-09 on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. Management is evaluating the impact of ASU 2016-02 on the Company’s consolidated financial statements.

17.	Subsequent Events

On April 1, 2016, the Company completed the acquisition of Serenity Knolls, an inpatient psychiatric facility with 30 beds located in Forest Knolls, California, for cash consideration of approximately $10.0 million.

18.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$17,069	$19,513	$—	$36,582
Accounts receivable, net	—	200,870	76,010	—	276,880
Other current assets	—	65,826	20,879	(6,902)	79,803

Total current assets	—	283,765	116,402	(6,902)	393,265
Property and equipment, net	—	848,951	2,488,814	—	3,337,765
Goodwill	—	1,837,710	933,655	—	2,771,365
Intangible assets, net	—	57,059	45,534	—	102,593
Deferred tax assets – noncurrent	3,946	32,981	4,826	—	41,753
Investment in subsidiaries	5,266,912	—	—	(5,266,912)	—
Other assets	849,968	36,606	10,029	(846,985)	49,618

Total assets	$6,120,826	$3,097,072	$3,599,260	$(6,120,799)	$6,696,359

Current liabilities:
Current portion of long-term debt	$68,988	$—	$235	$—	$69,223
Accounts payable	—	75,861	42,349	—	118,210
Accrued salaries and benefits	—	72,272	40,442	—	112,714
Other accrued liabilities	14,678	—	100,887	(6,902)	108,663

Total current liabilities	83,666	148,133	183,913	(6,902)	408,810
Long-term debt	3,474,290	—	870,264	(846,985)	3,497,569
Deferred tax liabilities – noncurrent	—	—	94,882	—	94,882
Other liabilities	—	78,979	45,513	—	124,492

Total liabilities	3,557,956	227,112	1,194,572	(853,887)	4,125,753

Redeemable noncontrolling interests	—	—	7,736	—	7,736

Total equity	2,562,870	2,869,960	2,396,952	(5,266,912)	2,562,870

Total liabilities and equity	$6,120,826	$3,097,072	$3,599,260	$(6,120,799)	$6,696,359

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$1,987	$9,228	$—	$11,215
Accounts receivable, net	—	187,546	29,080	—	216,626
Other current assets	—	57,968	8,927	—	66,895

Total current assets	—	247,501	47,235	—	294,736
Property and equipment, net	—	805,439	903,614	—	1,709,053
Goodwill	—	1,835,339	292,876	—	2,128,215
Intangible assets, net	—	57,024	2,551	—	59,575
Deferred tax assets – noncurrent	3,946	40,587	4,581	—	49,114
Investment in subsidiaries	3,495,067	—	—	(3,495,067)	—
Other assets	427,270	32,947	2,322	(424,024)	38,515

Total assets	$3,926,283	$3,018,837	$1,253,179	$(3,919,091)	$4,279,208

Current liabilities:
Current portion of long-term debt	$45,125	$—	$235	$—	$45,360
Accounts payable	—	75,015	16,326	—	91,341
Accrued salaries and benefits	—	66,249	14,447	—	80,696
Other accrued liabilities	26,132	10,886	35,788	—	72,806

Total current liabilities	71,257	152,150	66,796	—	290,203
Long-term debt	2,171,998	—	447,410	(424,024)	2,195,384
Deferred tax liabilities – noncurrent	—	—	23,936	—	23,936
Other liabilities	—	75,159	3,443	—	78,602

Total liabilities	2,243,255	227,309	541,585	(424,024)	2,588,125

Redeemable noncontrolling interests	—	—	8,055	—	8,055

Total equity	1,683,028	2,791,528	703,539	(3,495,067)	1,683,028

Total liabilities and equity	$3,926,283	$3,018,837	$1,253,179	$(3,919,091)	$4,279,208

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$402,934	$224,249	$—	$627,183
Provision for doubtful accounts	—	(9,342)	(1,028)	—	(10,370)

Revenue	—	393,592	223,221	—	616,813
Salaries, wages and benefits	6,956	211,033	123,039	—	341,028
Professional fees	—	22,677	17,314	—	39,991
Supplies	—	18,462	8,223	—	26,685
Rents and leases	—	8,577	6,229	—	14,806
Other operating expenses	—	48,849	21,398	—	70,247
Depreciation and amortization	—	12,751	15,224	—	27,975
Interest expense, net	13,433	16,093	8,188	—	37,714
Gain on foreign currency derivatives	(410)	—	—	—	(410)
Transaction-related expenses	—	21,435	4,863	—	26,298

Total expenses	19,979	359,877	204,478	—	584,334
(Loss) income from continuing operations before income taxes	(19,979)	33,715	18,743	—	32,479
Equity in earnings of subsidiaries	40,869	—	—	(40,869)	—
(Benefit from) provision for income taxes	(4,479)	7,407	4,182	—	7,110

Income (loss) from continuing operations	25,369	26,308	14,561	(40,869)	25,369
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	25,369	26,308	14,561	(40,869)	25,369
Net loss attributable to noncontrolling interests	—	—	319	—	319

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$25,369	$26,308	$14,880	$(40,869)	$25,688

Other comprehensive loss:
Foreign currency translation loss	—	—	(48,415)	—	(48,415)

Other comprehensive loss	—	—	(48,415)	—	(48,415)

Comprehensive income (loss)	$25,369	$26,308	$(33,535)	$(40,869)	$(22,727)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$287,765	$86,393	$—	$374,158
Provision for doubtful accounts	—	(7,419)	(956)	—	(8,375)

Revenue	—	280,346	85,437	—	365,783
Salaries, wages and benefits	3,894	155,699	46,278	—	205,871
Professional fees	—	16,485	5,942	—	22,427
Supplies	—	13,009	3,245	—	16,254
Rents and leases	—	5,117	769	—	5,886
Other operating expenses	—	25,115	15,412	—	40,527
Depreciation and amortization	—	8,711	4,393	—	13,104
Interest expense, net	12,948	5,721	3,477	—	22,146
Gain on foreign currency derivatives	(53)	—	—	—	(53)
Transaction-related expenses	—	18,416	—	—	18,416

Total expenses	16,789	248,273	79,516	—	344,578
(Loss) income from continuing operations before income taxes	(16,789)	32,073	5,921	—	21,205
Equity in earnings of subsidiaries	25,987	—	—	(25,987)	—
(Benefit from) provision for income taxes	(5,396)	10,497	1,512	—	6,613

Income (loss) from continuing operations	14,594	21,576	4,409	(25,987)	14,592
Income from discontinued operations, net of income taxes	—	2	—	—	2

Net income (loss)	$14,594	$21,578	$4,409	$(25,987)	$14,594

Other comprehensive loss:
Foreign currency translation loss	—	—	(29,389)	—	(29,389)

Other comprehensive loss	—	—	(29,389)	—	(29,389)

Comprehensive income (loss)	$14,594	$21,578	$(24,980)	$(25,987)	$(14,795)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$25,369	$26,308	$14,561	$(40,869)	$25,369
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(40,869)	—	—	40,869	—
Depreciation and amortization	—	12,751	15,224	—	27,975
Amortization of debt issuance costs	2,254	—	(107)	—	2,147
Equity-based compensation expense	6,956	—	—	—	6,956
Deferred income tax (benefit) expense	—	8,846	239	—	9,085
Gain on foreign currency derivatives	(410)	—	—	—	(410)
Other	—	896	(14)	—	882
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(13,560)	9,811	—	(3,749)
Other current assets	—	(3,596)	(4,479)	—	(8,075)
Other assets	—	(1,992)	(410)	—	(2,402)
Accounts payable and other accrued liabilities	—	7,564	(66)	—	7,498
Accrued salaries and benefits	—	6,388	(12,735)	—	(6,347)
Other liabilities	—	4,416	(4,062)	—	354

Net cash (used in) provided by continuing operating activities	(6,700)	48,021	17,962	—	59,283
Net cash used in discontinued operating activities	—	(619)	—	—	(619)

Net cash (used in) provided by operating activities	(6,700)	47,402	17,962	—	58,664
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(580,096)	—	(580,096)
Cash paid for capital expenditures	—	(64,272)	(25,817)	—	(90,089)
Cash paid for real estate acquisitions	—	(2,998)	(11,801)	—	(14,799)
Settlement of foreign currency derivatives	—	745	—	—	745
Other	—	(1,208)	—	—	(1,208)

Net cash used in investing activities	—	(67,733)	(617,714)	—	(685,447)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	58,000	—	—	—	58,000
Principal payments on revolving credit facility	(166,000)	—	—	—	(166,000)
Principal payments on long-term debt	(13,669)	—	—	—	(13,669)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Payment of debt issuance costs	(34,167)	—	—	—	(34,167)
Issuance of common stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(6,679)	—	—	—	(6,679)
Excess tax benefit from equity awards	—	—	—	—	—
Other	—	(224)	—	—	(224)
Cash (used in) provided by intercompany activity	(647,493)	35,637	611,856	—	—

Net cash provided by financing activities	6,700	35,413	611,856	—	653,969

Effect of exchange rate changes on cash	—	—	(1,819)	—	(1,819)

Net increase in cash and cash equivalents	—	15,082	10,285	—	25,367
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215

Cash and cash equivalents at end of the period	$—	$17,069	$19,513	$—	$36,582

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$14,594	$21,578	$4,409	$(25,987)	$14,594
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(25,987)	—	—	25,987	—
Depreciation and amortization	—	8,711	4,393	—	13,104
Amortization of debt issuance costs	1,578	—	(110)	—	1,468
Equity-based compensation expense	3,894	—	—	—	3,894
Deferred income tax (benefit) expense	646	18,354	224	—	19,224
Loss from discontinued operations, net of taxes	—	(2)	—	—	(2)
Gain on foreign currency derivatives	(53)	—	—	—	(53)
Other	—	364	14	—	378
Change in operating assets and liabilities, net of effect of acquisitions:				—
Accounts receivable, net	—	(8,265)	1,308	—	(6,957)
Other current assets	—	(24,182)	424	—	(23,758)
Other assets	—	(638)	2	—	(636)
Accounts payable and other accrued liabilities	—	6,645	(5,371)	—	1,274
Accrued salaries and benefits	—	(4,440)	(582)	—	(5,022)
Other liabilities	—	762	(182)	—	580

Net cash (used in) provided by continuing operating activities	(5,328)	18,887	4,529	—	18,088
Net cash provided by discontinued operating activities	—	134	—	—	134

Net cash (used in) provided by operating activities	(5,328)	19,021	4,529	—	18,222
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(48,317)	(1,301)	—	(49,618)
Cash paid for capital expenditures	—	(41,426)	(11,453)	—	(52,879)
Cash paid for real estate acquisitions	—	(1,722)	—	—	(1,722)
Other	—	(383)	—	—	(383)

Net cash used in investing activities	—	(91,848)	(12,754)	—	(104,602)
Financing activities:
Borrowings on long-term debt	875,000	—	—	—	875,000
Borrowings on revolving credit facility	93,000	—	—	—	93,000
Principal payments on long-term debt	(7,938)	—	—	—	(7,938)
Repayment of assumed debt	(904,467)	—	—	—	(904,467)
Payment of debt issuance costs	(22,191)	—	—	—	(22,191)
Common stock withheld for minimum statutory taxes, net	(5,110)	—	—	—	(5,110)
Excess tax benefit from equity awards	4,310	—	—	—	4,310
Cash (used in) provided by intercompany activity	(27,276)	10,964	16,312	—	—

Net cash provided by financing activities	5,328	10,964	16,312	—	32,604

Effect of exchange rate changes on cash	—	—	(2,232)	—	(2,232)

Net (decrease) increase in cash and cash equivalents	—	(61,863)	5,855	—	(56,008)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$14,822	$23,210	$—	$38,032

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	review of our acquisition of Priory by the Competition and Markets Authority (“CMA”) in the United Kingdom;

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Priory and CRC acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the United Kingdom and adapt to the regulatory and business environment in the United Kingdom;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Priory and Partnerships in Care facilities on payments received from the NHS;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the United States and the United Kingdom on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the United States and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the United Kingdom for Priory and Partnerships in Care and various investigations relating to CRC);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from Priory, CRC and Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of fluctuations in foreign exchange rates; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2016, we operated 585 behavioral healthcare facilities with over 17,400 beds in 39 states, the United Kingdom and Puerto Rico. During the three months ended March 31, 2016, we acquired 324 facilities and added approximately 330 new beds, including 250 to existing facilities and 80 in one de novo facility. For the year ending December 31, 2016, we expect to add approximately 800 total beds exclusive of acquisitions.

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

Acquisitions

On February 16, 2016, we completed the acquisition of Priory for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares our common stock. Priory is the leading independent provider of behavioral healthcare services in the United Kingdom. The CMA in the United Kingdom currently is reviewing our acquisition of Priory. We cannot determine when the CMA will complete its review of the acquisition of Priory and, until such review is complete, we will not be allowed to integrate Priory’s business. Further, we may be required by the CMA to divest part of Priory’s or our respective businesses. At February 16, 2016, Priory operated 324 facilities with approximately 7,100 beds.

On April 1, 2016, we completed the acquisition of Serenity Knolls, an inpatient psychiatric facility with 30 beds located in Forest Knolls, California, for cash consideration of approximately $10.0 million.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Commercial	$125,719	20.0%	$83,474	22.3%
Medicare	60,006	9.6%	49,145	13.1%
Medicaid	178,273	28.4%	126,324	33.8%
NHS	194,017	30.9%	72,566	19.4%
Self-Pay	59,348	9.5%	29,728	7.9%
Other	9,820	1.6%	12,921	3.5%

Revenue before provision for doubtful accounts	627,183	100.0%	374,158	100.0%
Provision for doubtful accounts	(10,370)		(8,375)

Revenue	$616,813		$365,783

The following tables present a summary of our aging of accounts receivable as of March 31, 2016 and December 31, 2015:

March 31, 2016
	Current	30-90	90-150	>150	Total
Commercial	15.7%	6.9%	2.9%	3.5%	29.0%
Medicare	10.5%	1.7%	0.7%	1.2%	14.1%
Medicaid	20.7%	5.9%	2.1%	3.7%	32.4%
NHS	12.0%	3.7%	0.2%	—%	15.9%
Self-Pay	2.2%	1.9%	1.3%	2.1%	7.5%
Other	0.5%	0.3%	0.2%	0.1%	1.1%

Total	61.6%	20.4%	7.4%	10.6%	100.0%

December 31, 2015
	Current	30-90	90-150	>150	Total
Commercial	16.6%	9.1%	3.2%	3.0%	31.9%
Medicare	12.6%	2.3%	1.2%	0.4%	16.5%
Medicaid	23.4%	6.7%	2.8%	4.2%	37.1%
NHS	1.6%	3.1%	0.5%	—%	5.2%
Self-Pay	1.7%	1.8%	2.0%	3.0%	8.5%
Other	0.5%	0.1%	0.1%	0.1%	0.8%

Total	56.4%	23.1%	9.8%	10.7%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$627,183		$374,158
Provision for doubtful accounts	(10,370)		(8,375)

Revenue	616,813	100.0%	365,783	100.0%
Salaries, wages and benefits	341,028	55.3%	205,871	56.3%
Professional fees	39,991	6.5%	22,427	6.1%
Supplies	26,685	4.3%	16,254	4.4%
Rents and leases	14,806	2.4%	5,886	1.6%
Other operating expenses	70,247	11.4%	40,527	11.1%
Depreciation and amortization	27,975	4.5%	13,104	3.6%
Interest expense	37,714	6.1%	22,146	6.1%
Gain on foreign currency derivatives	(410)	(0.1)%	(53)	—%
Transaction-related expenses	26,298	4.3%	18,416	5.0%

Total expenses	584,334	94.7%	344,578	94.2%

Income from continuing operations before income taxes	32,479	5.3%	21,205	5.8%
Provision for income taxes	7,110	1.2%	6,613	1.8%

Income from continuing operations	$25,369	4.1%	$14,592	4.0%

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $253.0 million, or 67.6%, to $627.2 million for the three months ended March 31, 2016 from $374.2 million for the three months ended March 31, 2015. The increase related primarily to revenue generated during the three months ended March 31, 2016 from the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility revenue before provision for doubtful accounts increased by $32.8 million, or 8.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, resulting from same-facility growth in patient days of 8.6% and an increase in same-facility revenue per day of 0.5%. Consistent with the same-facility patient day growth in 2015, the growth in same-facility patient days for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $10.4 million for the three months ended March 31, 2016, or 1.7% of revenue before provision for doubtful accounts, compared to $8.4 million for the three months ended March 31, 2015, or 2.2% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $341.0 million for the three months ended March 31, 2016 compared to $205.9 million for the three months ended March 31, 2015, an increase of $135.1 million. SWB expense included $7.0 million and $3.9 million of equity-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $334.0 million, or 54.2% of revenue, for the three months ended March 31, 2016, compared to $202.0 million, or 55.2% of revenue, for the three months ended March 31, 2015. The $132.0 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility SWB expense was $198.5 million for the three months ended March 31, 2016, or 50.7% of revenue, compared to $184.5 million for the three months ended March 31, 2015, or 51.5% of revenue.

Professional fees. Professional fees were $40.0 million for the three months ended March 31, 2016, or 6.5% of revenue, compared to $22.4 million for the three months ended March 31, 2015, or 6.1% of revenue. The $17.6 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of

CRC and Priory. Same-facility professional fees were $19.9 million for the three months ended March 31, 2016, or 5.1% of revenue, compared to $19.4 million, for the three months ended March 31, 2015, or 5.4% of revenue.

Supplies. Supplies expense was $26.7 million for the three months ended March 31, 2016, or 4.3% of revenue, compared to $16.3 million for the three months ended March 31, 2015, or 4.4% of revenue. The $10.4 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility supplies expense was $17.7 million for the three months ended March 31, 2016, or 4.5% of revenue, compared to $16.0 million for the three months ended March 31, 2015, or 4.5% of revenue.

Rents and leases. Rents and leases were $14.8 million for the three months ended March 31, 2016, or 2.4% of revenue, compared to $5.9 million for the three months ended March 31, 2015, or 1.6% of revenue. The $8.9 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility rents and leases were $6.1 million for the three months ended March 31, 2016, or 1.6% of revenue, compared to $5.6 million for the three months ended March 31, 2015, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $70.2 million for the three months ended March 31, 2016, or 11.4% of revenue, compared to $40.5 million for the three months ended March 31, 2015, or 11.1% of revenue. The $29.7 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility other operating expenses were $43.1 million for the three months ended March 31, 2016, or 11.0% of revenue, compared to $38.8 million for the three months ended March 31, 2015, or 10.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $28.0 million for the three months ended March 31, 2016, or 4.5% of revenue, compared to $13.1 million for the three months ended March 31, 2015, or 3.6% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2015 and 2016 and real estate acquired as part of the 2015 and 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $37.7 million for the three months ended March 31, 2016 compared to $22.1 million for the three months ended March 31, 2015. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.625% Senior Notes on February 11, 2015 and September 21, 2015 and the issuance of the 6.500% Senior Notes on February 16, 2016.

Gain on foreign currency derivatives. In connection with acquisitions in the United Kingdom, the Company entered into foreign currency forward contracts during the three months ended March 31, 2016 and 2015 in order to fix the exchange rate applicable to the payment of acquisition purchase prices. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.4 million for the three months ended March 31, 2016, compared to a gain of $0.1 million for the three months ended March 31, 2015.

Transaction-related expenses. Transaction-related expenses were $26.3 million for the three months ended March 31, 2016 compared to $18.4 million for the three months ended March 31, 2015. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2015 and 2016 Acquisitions, as summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Advisory and financing commitment fees	$14,850	$10,337
Legal, accounting and other costs	11,448	3,819
Severance and contract termination costs	—	4,260

	$26,298	$18,416

Provision for income taxes. For the three months ended March 31, 2016, the provision for income taxes was $7.1 million, reflecting an effective tax rate of 21.9%, compared to $6.6 million, reflecting an effective tax rate of 31.2%, for the three months ended March 31, 2015. The decrease in the tax rate for the three months ended March 31, 2016 was primarily attributable to the acquisition of Priory, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2016 was $58.7 million compared to $18.1 million for the three months ended March 31, 2015. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2015 and 2016 Acquisitions and the growth in same-facility operations. Days sales outstanding were 35 days at March 31, 2016 compared to 40 days at December 31, 2015. As of March 31, 2016 and December 31, 2015, we had working capital of $(15.5) million and $4.5 million, respectively. The decrease in working capital was primarily attributable to the acquisition of Priory, which has negative working capital because of timing of revenue collections and expense payments.

Cash used in investing activities for the three months ended March 31, 2016 was $685.4 million compared to $104.6 million for the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2016 primarily consisted of $580.1 million of cash paid for acquisitions. Cash paid for capital expenditures for the three months ended March 31, 2016 was $90.1 million, consisting of $18.1 million of routine capital expenditures and $72.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.9% of revenue for the three months ended March 31, 2016. Cash paid for real estate acquisitions was $14.8 million for the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2015 primarily consisted of $49.6 million of cash paid for acquisitions, $52.9 million of cash paid for capital expenditures and $1.7 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the three months ended March 31, 2016 was $654.0 million compared to $32.6 million for the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of long-term debt borrowings of $1.5 billion, borrowings on our revolving credit facility of $58.0 million and an issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.3 billion, payment on revolving credit facility of $166.0 million, payment of debt issuance costs of $34.2 million, common stock withheld for minimum statutory taxes of $6.7 million and principal payments on long-term debt of $13.7 million. Cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of borrowings on long-term debt instruments of $875.0 million, borrowings on our revolving credit facility of $93.0 million and an excess tax benefit from equity awards of $4.3 million, partially offset by repayment of assumed CRC debt of $904.5 million, payment of debt issuance costs of $22.2 million, principal payments on long-term debt of $7.9 million and common stock withheld for minimum statutory taxes of $5.1 million.

We had total available cash and cash equivalents of $36.6 million and $11.2 million as of March 31, 2016 and December 31, 2015, respectively, of which approximately $18.6 million and $9.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Amended and Restated Senior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the Securities and Exchange Commission.

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

On January 25, 2016, we entered into the Ninth Amendment to our Amended and Restated Credit Agreement. The Ninth Amendment modifies certain definitions and provides increased flexibility to us in terms of our financial covenants. Our baskets for permitted investments were also increased to provide increased flexibility for us to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. We may now invest in non-wholly owned subsidiaries and joint ventures up to 10.0% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 12.5% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. We may also invest in foreign subsidiaries that are not loan parties up to 10% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 15% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 25% of our and our subsidiaries’ total assets in any fiscal year.

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

We had $241.5 million of availability under the revolving line of credit as of March 31, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $10.0 million for March 31, 2016, $12.6 million for June 30, 2016 to December 31, 2016, $16.8 million for March 31, 2017 to December 31, 2017, and $20.9 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.0% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31

2016	6.75x	6.75x	6.75x	6.25x

2017	6.00x	6.00x	6.00x	5.50x

2018	5.50x	5.50x	5.50x	5.00x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

March 31, 2016- September 30, 2016	3.75x
December 31, 2016 and each fiscal quarter thereafter	3.50x

As of March 31, 2016, the Company was in compliance with all of the above covenants.

Senior Notes

6.125% Senior Notes Due 2021

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021. The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year.

5.125% Senior Notes due 2022

On July 1, 2014, we issued $300.0 million of 5.125% Senior Notes due 2022. The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year.

5.625% Senior Notes due 2023

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes due 2023. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

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

The indentures governing the Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of March 31, 2016 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$242,636	$938,857	$479,578	$3,075,919	$4,736,990
Operating leases	70,075	122,499	104,306	870,955	1,167,835
Purchase and other obligations (b)	1,848	2,740	1,928	28,817	35,333

Total obligations and commitments	$314,559	$1,064,096	$585,812	$3,975,691	$5,940,158

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt based at of March 31, 2016.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had standby letters of credit outstanding of $8.5 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at March 31, 2016 was composed of $1.5 billion of fixed-rate debt and $2.1 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $3.7 million on an annual basis based upon our borrowing level at March 31, 2016.

The functional currency for our U.K. facilities is GBP. Our revenue and earnings are sensitive to changes in GBP to USD exchange rate. As a result, our future earnings could be affected by fluctuations in the exchange rate between USD and GBP. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $2.5 million for the three months ended March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	285	$62.46	—	—
February 1 – February 28	50,877	55.97	—	—
March 1 – March 31	23,847	53.07	—	—

Total	75,009

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1	Amendment to Sale and Purchase Deed, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and Acadia Healthcare Company, Inc. (the “Company”). (1)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (2)

3.2	Amended and Restated Bylaws of the Company. (3)

4.1	Indenture, dated February 16, 2016, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (4)

4.2	Form of 6.500% Senior Note due 2024 (Included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (4)

4.4	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (4)

10.1	Underwriting Agreement, dated January 6, 2016, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as the underwriters named therein. (1)

10.2	Ninth Amendment, dated January 25, 2016, to the Amended and Restated Credit Agreement. (5)

Exhibit No.	Exhibit Description

10.3	Purchase Agreement, dated February 4, 2016, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (6)

10.4	Second Incremental Facility Amendment, dated February 16, 2016, to the Amended and Restated Credit Agreement. (4)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(5)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(6)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: April 29, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Amendment to Sale and Purchase Deed, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (1)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (2)

3.2	Amended and Restated Bylaws of the Company. (3)

4.1	Indenture, dated February 16, 2016, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (4)

4.2	Form of 6.500% Senior Note due 2024 (Included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (4)

4.4	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (4)

10.1	Underwriting Agreement, dated January 6, 2016, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as the underwriters named therein. (1)

10.2	Ninth Amendment, dated January 25, 2016, to the Amended and Restated Credit Agreement. (5)

10.3	Purchase Agreement, dated February 4, 2016, by and among the Company, the Guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (6)

10.4	Second Incremental Facility Amendment, dated February 16, 2016, to the Amended and Restated Credit Agreement. (4)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(4)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(5)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(6)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.