Form 10-Q
period 2016-06-30
Acadia Healthcare Company, Inc.
filed 2016-07-29
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, there were 87,416,820 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30,716	$11,215
Accounts receivable, net of allowance for doubtful accounts of $36,246 and $29,332, respectively	285,132	216,626
Other current assets	76,519	66,895

Total current assets	392,367	294,736
Property and equipment, net	3,274,540	1,709,053
Goodwill	2,832,201	2,128,215
Intangible assets, net	84,996	59,575
Deferred tax assets – noncurrent	17,929	49,114
Derivative instruments	40,459	—
Other assets	42,007	38,515

Total assets	$6,684,499	$4,279,208

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$73,410	$45,360
Accounts payable	108,211	91,341
Accrued salaries and benefits	113,392	80,696
Other accrued liabilities	124,788	72,806

Total current liabilities	419,801	290,203
Long-term debt	3,578,383	2,195,384
Deferred tax liabilities – noncurrent	85,526	23,936
Other liabilities	151,628	78,602

Total liabilities	4,235,338	2,588,125
Redeemable noncontrolling interests	12,881	8,055
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 and 90,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 86,571,040 and 70,745,746 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	865	707
Additional paid-in capital	2,481,897	1,572,972
Accumulated other comprehensive loss	(342,611)	(104,647)
Retained earnings	296,129	213,996

Total equity	2,436,280	1,683,028

Total liabilities and equity	$6,684,499	$4,279,208

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$767,054	$461,798	$1,394,237	$835,956
Provision for doubtful accounts	(10,506)	(8,138)	(20,876)	(16,513)

Revenue	756,548	453,660	1,373,361	819,443
Salaries, wages and benefits (including equity-based compensation expense of $6,888, $5,355, $13,844 and $9,249, respectively)	408,287	243,302	749,315	449,173
Professional fees	50,292	30,029	90,283	52,456
Supplies	31,209	20,542	57,894	36,796
Rents and leases	20,467	8,211	35,273	14,097
Other operating expenses	80,955	51,128	151,202	91,655
Depreciation and amortization	36,752	14,926	64,727	28,030
Interest expense, net	48,758	28,049	86,472	50,195
(Gain) loss on foreign currency derivatives	(98)	961	(508)	908
Transaction-related expenses	6,074	7,157	32,372	25,573

Total expenses	682,696	404,305	1,267,030	748,883

Income from continuing operations before income taxes	73,852	49,355	106,331	70,560
Provision for income taxes	18,261	15,512	25,371	22,125

Income from continuing operations	55,591	33,843	80,960	48,435
Income from discontinued operations, net of income taxes	—	1	—	3

Net income	55,591	33,844	80,960	48,438
Net loss attributable to noncontrolling interests	854	—	1,173	—

Net income attributable to Acadia Healthcare Company, Inc.	$56,445	$33,844	$82,133	$48,438

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.65	$0.50	$0.97	$0.74
Income from discontinued operations	—	—	—	—

Net income	$0.65	$0.50	$0.97	$0.74

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.65	$0.49	$0.97	$0.74
Income from discontinued operations	—	—	—	—

Net income	$0.65	$0.49	$0.97	$0.74

Weighted-average shares outstanding:
Basic	86,553	68,296	84,748	65,429
Diluted	86,876	68,735	85,052	65,782

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$55,591	$33,844	$80,960	$48,438
Other comprehensive income:
Foreign currency translation (loss) gain	(213,468)	46,173	(261,883)	16,784
Gain on derivative instruments, net of tax of $16,540, $0, $16,540 and $0, respectively	23,919	—	23,919	—

Other comprehensive (loss) income	(189,549)	46,173	(237,964)	16,784

Comprehensive (loss) income	(133,958)	80,017	(157,004)	65,222

Comprehensive loss attributable to noncontrolling interests	854	—	1,173	—

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(133,104)	$80,017	$(155,831)	$65,222

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2015	70,746	$707	$1,572,972	$(104,647)	$213,996	$1,683,028
Common stock issued under stock incentive plans	291	3	278	—	—	281
Common stock withheld for minimum statutory taxes	—	—	(7,646)	—	—	(7,646)
Equity-based compensation expense	—	—	13,844	—	—	13,844
Issuance of common stock, net	15,534	155	901,824	—	—	901,979
Other comprehensive loss	—	—	—	(237,964)	—	(237,964)
Other	—	—	625	—	—	625
Net income	—	—	—	—	82,133	82,133

Balance at June 30, 2016	86,571	$865	$2,481,897	$(342,611)	$296,129	$2,436,280

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating activities:
Net income	$80,960	$48,438
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	64,727	28,030
Amortization of debt issuance costs	4,956	3,218
Equity-based compensation expense	13,844	9,249
Deferred income tax expense	16,821	24,682
Income from discontinued operations, net of taxes	—	(3)
(Gain) loss on foreign currency derivatives	(508)	908
Other	704	692
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(18,982)	(10,442)
Other current assets	(7,256)	(13,048)
Other assets	1,582	(1,218)
Accounts payable and other accrued liabilities	29,101	(4,313)
Accrued salaries and benefits	(3,846)	(225)
Other liabilities	3,728	4,619

Net cash provided by continuing operating activities	185,831	90,587
Net cash (used in) provided by discontinued operating activities	(2,973)	554

Net cash provided by operating activities	182,858	91,141
Investing activities:
Cash paid for acquisitions, net of cash acquired	(683,285)	(286,734)
Cash paid for capital expenditures	(177,718)	(122,035)
Cash paid for real estate acquisitions	(28,439)	(3,428)
Settlement of foreign currency derivatives	508	(908)
Other	(1,084)	(481)

Net cash used in investing activities	(890,018)	(413,586)
Financing activities:
Borrowings on long-term debt	1,480,000	875,000
Borrowings on revolving credit facility	158,000	180,000
Principal payments revolving credit facility	(166,000)	(180,000)
Principal payments on long-term debt	(29,869)	(15,875)
Repayment of assumed debt	(1,348,389)	(904,467)
Payment of debt issuance costs	(35,511)	(22,775)
Issuance of common stock, net	685,097	331,530
Common stock withheld for minimum statutory taxes, net	(7,365)	(7,826)
Excess tax benefit from equity awards	—	6,327
Other	(823)	(150)

Net cash provided by financing activities	735,140	261,764
Effect of exchange rate changes on cash	(8,479)	1,213

Net increase (decrease) in cash and cash equivalents	19,501	(59,468)
Cash and cash equivalents at beginning of the period	11,215	94,040

Cash and cash equivalents at end of the period	$30,716	$34,572

Effect of acquisitions:
Assets acquired, excluding cash	$2,504,223	$1,636,164
Liabilities assumed	(1,604,056)	(1,009,944)
Issuance of common stock in connection with acquisition	(216,882)	(380,210)
Deposits paid for acquisitions	—	40,724

Cash paid for acquisitions, net of cash acquired	$683,285	$286,734

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (U.S.), the United Kingdom (U.K.) and Puerto Rico. At June 30, 2016, the Company operated 591 behavioral healthcare facilities with approximately 17,800 beds in 39 states, the U.K. and Puerto Rico.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Basic and diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$56,445	$33,843	$82,133	$48,435
Income from discontinued operations	—	1	—	3

Net income attributable to Acadia Healthcare Company, Inc.	$56,445	$33,844	$82,133	$48,438

Denominator:
Weighted average shares outstanding for basic earnings per share	86,553	68,296	84,748	65,429
Effect of dilutive instruments	323	439	304	353

Shares used in computing diluted earnings per common share	86,876	68,735	85,052	65,782

Basic earnings per share:
Income from continuing operations	$0.65	$0.50	$0.97	$0.74
Income from discontinued operations	—	—	—	—

Net income	$0.65	$0.50	$0.97	$0.74

Diluted earnings per share:
Income from continuing operations	$0.65	$0.49	$0.97	$0.74
Income from discontinued operations	—	—	—	—

Net income	$0.65	$0.49	$0.97	$0.74

Approximately 1.2 million and 0.3 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2016 and 2015, respectively, because their effect would have been anti-dilutive. Approximately 1.2 million and 0.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

3. Acquisitions

2016 U.S. Acquisitions

On June 1, 2016, the Company completed the acquisition of Pocono Mountain Recovery Center (“Pocono Mountain”), an inpatient psychiatric facility with 108 beds located in Henryville, Pennsylvania, for total consideration of approximately $25.2 million. The Company may make a cash payment of up to $5.0 million under an earn-out agreement, contingent upon achievement by Pocono Mountain of certain operating performance targets for the one-year period ending May 31, 2017.

On May 1, 2016, the Company completed the acquisition of TrustPoint Hospital (“TrustPoint”), an inpatient psychiatric facility with 100 beds located in Murfreesboro, Tennessee, for cash consideration of approximately $62.7 million.

On April 1, 2016, the Company completed the acquisition of Serenity Knolls (“Serenity Knolls”), an inpatient psychiatric facility with 30 beds located in Forrest Knolls, California, for cash consideration of approximately $9.7 million.

Priory

On February 16, 2016, the Company completed the acquisition of Priory Group No. 1 Limited (“Priory”) for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of its common stock. Priory is the leading independent provider of behavioral healthcare services in the U.K. At February 16, 2016, Priory operated 324 facilities with approximately 7,100 beds.

The Competition and Markets Authority (“CMA”) in the U.K. has been reviewing the Company’s acquisition of Priory. On July 14, 2016, the CMA announced that the Company’s acquisition of Priory will be referred for a phase 2 investigation unless the Company offers undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that the Company has offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA will consider the Company’s undertakings. The Company’s undertakings provide for the sale of 19 Priory and Partnerships in Care behavioral healthcare facilities with an aggregate of approximately 750 beds. The Company will not be allowed to integrate Priory’s business until the CMA completes its review process.

2015 U.S. Acquisitions

On December 1, 2015, the Company completed the acquisition of certain facilities from MMO Behavioral Health Systems (“MMO”), including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, the Company completed the acquisitions of (i) Discovery House-Group Inc. (“Discovery House”) for cash consideration of approximately $118.3 million and (ii) Duffy’s Napa Valley Rehab (“Duffy’s”) for cash consideration of approximately $29.6 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California.

On August 31, 2015, the Company completed the acquisition of a controlling interest in Southcoast Behavioral (“Southcoast”), an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25% noncontrolling interest approximates $9.2 million.

On July 1, 2015, the Company completed the acquisition of the assets of Belmont Behavioral Health (“Belmont”), an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $39.0 million which consists of $35.0 million base purchase price and a working capital settlement of $4.0 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $374.4 million of the goodwill associated with domestic acquisitions completed in 2016 and 2015 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of Pocono Mountain, TrustPoint, Serenity Knolls, Priory, MMO, Discovery House, Duffy’s, Cleveland House, Meadow View, Danshell, H&SCP, Manor Hall, The Manor Clinic and Belmont.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the six months ended June 30, 2016 in connection with the 2016 acquisitions were as follows (in thousands):

	Priory	Other	Total
Cash	$10,253	$2,488	$12,741
Accounts receivable	57,832	4,289	62,121
Prepaid expenses and other current assets	7,921	75	7,996
Property and equipment	1,603,306	35,400	1,638,706
Goodwill	668,915	95,274	764,189
Intangible assets	23,200	204	23,404
Other assets	7,760	47	7,807

Total assets acquired	2,379,187	137,777	2,516,964
Accounts payable	24,203	805	25,008
Accrued salaries and benefits	39,588	760	40,348
Other accrued expenses	47,016	293	47,309
Deferred tax liabilities – noncurrent	67,598	—	67,598
Long-term debt	1,348,389	—	1,348,389
Other liabilities	45,162	30,242	75,404

Total liabilities assumed	1,571,956	32,100	1,604,056

Net assets acquired	$807,231	$105,677	$912,908

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2015 in connection with the 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,599	$5,330	$24,929
Accounts receivable	47,035	20,566	67,601
Prepaid expenses and other current assets	26,945	2,674	29,619
Property and equipment	136,163	273,143	409,306
Goodwill	1,043,601	321,387	1,364,988
Intangible assets	37,000	204	37,204
Deferred tax assets-noncurrent	74,383	—	74,383
Other assets	6,478	51	6,529

Total assets acquired	1,391,204	623,355	2,014,559
Accounts payable	4,741	4,937	9,678
Accrued salaries and benefits	14,827	3,321	18,148
Other accrued expenses	38,873	5,290	44,163
Deferred tax liabilities – noncurrent	—	13,541	13,541
Debt	904,467	—	904,467
Other liabilities	34,720	10	34,730

Total liabilities assumed	997,628	27,099	1,024,727

Redeemable noncontrolling interests	—	9,132	9,132

Net assets acquired	$393,576	$587,124	$980,700

Other

The qualitative factors comprising the goodwill acquired in the CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP, Manor Hall, Meadow View, Cleveland House, Duffy’s, Discovery House, MMO, Priory, Serenity Knolls, TrustPoint and Pocono Mountain acquisitions (collectively the “2015 and 2016 Acquisitions”) include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advisory and financing commitment fees	$—	$—	$14,850	$10,337
Legal, accounting and other costs	4,653	5,234	16,101	9,054
Severance and contract termination costs	1,421	1,923	1,421	6,182

	$6,074	$7,157	$32,372	$25,573

Pro Forma Information

The condensed consolidated statements of income for the three and six months ended June 30, 2016 include revenue of $424.1 million and $718.7 million, respectively, and income from continuing operations before income taxes of $34.0 million and $81.4 million, respectively, related to the 2015 and 2016 Acquisitions. The condensed consolidated statements of income for the three and six months ended June 30, 2015 include revenue of $141.2 million and $209.8 million, respectively, and income from continuing operations before income taxes of $34.7 million and $48.1 million, respectively, related to acquisitions completed in 2015.

The following table provides certain pro forma financial information for the Company as if the 2015 and 2016 Acquisitions occurred as of January 1, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$761,048	$726,929	$1,490,720	$1,423,281

Income from continuing operations, before income taxes	$74,572	$55,320	$87,925	$71,426

4. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(1,960)	$(1,750)
Non-compete agreements	1,247	1,247	(1,247)	(1,247)

	3,347	3,347	(3,207)	(2,997)
Intangible assets not subject to amortization:
Licenses and accreditations	12,398	11,479	—	—
Trade names	59,224	37,800	—	—
Certificates of need	13,234	9,946	—	—

	84,856	59,225	—	—

Total	$88,203	$62,572	$(3,207)	$(2,997)

Amortization expense related to definite-lived intangible assets was $0.1 million for both the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $0.4 million, $0, $0, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5. Property and Equipment

Property and equipment consists of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Land	$529,258	$214,138
Building and improvements	2,418,108	1,277,800
Equipment	359,728	141,543
Construction in progress	149,374	195,042

	3,456,468	1,828,523
Less accumulated depreciation	(181,928)	(119,470)

Property and equipment, net	$3,274,540	$1,709,053

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$613,156	$500,750
Senior Secured Term B Loans	1,442,725	495,000
Senior Secured Revolving Line of Credit	150,000	158,000
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	—
9.0% and 9.5% Revenue Bonds	22,410	22,410
Less: unamortized debt issuance costs, discount and premium	(66,498)	(35,416)

	3,651,793	2,240,744
Less: current portion	(73,410)	(45,360)

Long-term debt	$3,578,383	$2,195,384

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

On May 26, 2016, the Company entered into a Tranche B-1 Repricing Amendment (the “Repricing Amendment”) to the Amended and Restated Credit Agreement. The Repricing Amendment reduces the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

The Company had $141.4 million of availability under the revolving line of credit as of June 30, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $12.6 million for June 30, 2016 to December 31, 2016, $16.8 million for March 31, 2017 to December 31, 2017, and $20.9 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of June 30, 2016, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

On February 16, 2016, the Company completed its acquisition of Priory, which included the issuance of 4,033,561 shares of common stock to the former stockholders of Priory.

8. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of June 30, 2016, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,614,085 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $6.9 million and $5.4 million in equity-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $13.8 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $60.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years. As of June 30, 2016, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $2.5 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $5.3 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three and six months ended June 30, 2015 was $2.0 million and $6.3 million, respectively.

Stock option activity during 2015 and 2016 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	737,422	$32.19	8.09	$14,512
Options granted	204,700	63.07	9.21	1,724
Options exercised	(214,079)	42.75	N/A	9,890
Options cancelled	(33,300)	46.53	N/A	N/A

Options outstanding at December 31, 2015	694,743	42.87	7.70	20,717
Options granted	456,850	59.26	9.73	—
Options exercised	(12,700)	30.98	N/A	478
Options cancelled	(39,875)	57.30	N/A	N/A

Options outstanding at June 30, 2016	1,099,018	$49.36	8.24	$11,676

Options exercisable at December 31, 2015	106,330	$36.41	5.83	$4,968

Options exercisable at June 30, 2016	317,476	$41.17	6.55	$8,217

Restricted stock activity during 2015 and 2016 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	722,028	$39.77
Granted	503,052	62.67
Cancelled	(44,900)	49.55
Vested	(235,618)	34.93

Unvested at December 31, 2015	944,562	$52.74
Granted	299,047	59.07
Cancelled	(54,828)	58.02
Vested	(243,669)	46.79

Unvested at June 30, 2016	945,112	$55.96

Restricted stock unit activity during 2015 and 2016 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at December 31, 2015	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at June 30, 2016	273,599	$59.68

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2016 and year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Weighted average grant-date fair value of options	$19.57	$21.78
Risk-free interest rate	1.4%	1.5%
Expected volatility	33%	35%
Expected life (in years)	5.5	5.5

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

9. Income Taxes

The provision for income taxes for continuing operations for the three months ended June 30, 2016 and 2015 reflects effective tax rates of 24.7% and 31.4%, respectively. The provision for income taxes for continuing operations for the six months ended June 30, 2016 and 2015 reflects effective tax rates of 23.9% and 31.4%, respectively. The decrease in the tax rate for the three and six months ended June 30, 2016 was primarily attributable to the acquisition of Priory, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

10. Derivative Instruments

The Company entered into foreign currency forward contracts during the three and six months ended June 30, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, changes in fair value resulted in gains of $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and losses of $1.0 million and $0.9 million for the three and six months ended June 30, 2015, respectively, which have been recorded in the consolidated statements of income.

In May 2016, the Company entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £449.3 million. The senior notes effectively converted include $150.0 million aggregate principal amount of 6.125% Senior Notes, $300.0 million aggregate principal amount of 5.125% Senior Notes and $200.0 million aggregate principal amount of 5.625% Senior Notes. During the term of the swap agreements, the Company will receive semi-annual interest payments in USD from the counterparties at fixed interest rates, and the Company will make semi-annual interest payments in GBP to the counterparties at fixed interest rates. The interest payments under the cross-currency swap agreements result in £24.7 million of annual cash flows, from the Company’s U.K. business being converted to $35.8 million (at a 1.45 exchange rate). The interest rates applicable to the GBP interest payments are substantially the same as the interest rates in place for the existing USD-denominated debt. At maturity, the Company will repay the principal amounts listed above in GBP and receive the principal amount in USD.

The Company has designated the cross currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of the cross currency swap agreements of $40.5 million is recorded in derivative instruments on the condensed consolidated balance sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive income as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities on the consolidated statements of cash flows.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Amended and Restated Senior Credit Facility	$2,164,959	$1,135,861	$2,164,959	$1,135,861
6.125% Senior Notes due 2021	$147,324	$147,082	$151,375	$149,288
5.125% Senior Notes due 2022	$295,090	$294,749	$286,237	$275,590
5.625% Senior Notes due 2023	$639,990	$639,431	$627,190	$604,262
6.500% Senior Notes due 2024	$381,173	$—	$386,891	$—
9.0% and 9.5% Revenue Bonds	$23,407	$23,621	$23,407	$23,621
Derivative instruments	$40,459	$—	$40,459	$—
Contingent consideration liabilities	$667	$667	$667	$667

The Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes and 9.0% and 9.5% Revenue Bonds were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair values of the derivative instruments were categorized as Level 2 in the GAAP fair value hierarchy and were based on observable market inputs including applicable exchange rates and interest rates.

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

13. Noncontrolling Interests

On May 2, 2016, the Company opened Crestwyn Behavioral Health, a de novo inpatient psychiatric facility located in Memphis, Tennessee. The Company owns 60% of the equity interests in the facility, and two noncontrolling partners each own 20%. The value of the 40% noncontrolling interests approximates $6.0 million and is based on the fair value of contributions. The Company consolidates the operations of the facility based on its 60% equity ownership and its management of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheet based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

On August 31, 2015, the Company completed the acquisition of a controlling interest in Southcoast, an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25% noncontrolling interest approximates $9.2 million. The Company considered an income approach and other valuation methodologies to value the noncontrolling interests. The Company consolidates the operations of the facility based on its 75% equity ownership and its management of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheet based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

14. Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expenses	$27,970	$21,817
Other receivables	22,456	17,518
Insurance receivable – current portion	5,290	5,290
Workers’ compensation deposits – current portion	7,500	7,500
Income taxes receivable	4,873	6,540
Inventory	4,819	4,681
Other	3,611	3,549

Other current assets	$76,519	$66,895

15. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued expenses	$40,568	$17,921
Accrued interest	35,919	26,132
Unearned income	23,313	446
Insurance liability – current portion	10,490	10,490
Income taxes payable	4,677	7,367
Accrued property taxes	3,829	2,951
Other current liabilities	5,992	7,499

Other accrued liabilities	$124,788	$72,806

16. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. (the “U.S. Facilities”) and its facilities in the U.K. (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At June 30, 2016, the U.S. Facilities included 211 behavioral healthcare facilities with approximately 8,400 beds in 39 states and Puerto Rico, and the U.K. Facilities included 380 behavioral healthcare facilities with approximately 9,400 beds in the U.K. The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
U.S. Facilities	$430,209	$366,886	$838,473	$657,393
U.K. Facilities	325,883	84,927	532,858	158,242
Corporate and Other	456	1,847	2,030	3,808

	$756,548	$453,660	$1,373,361	$819,443

Segment EBITDA (1):
U.S. Facilities	$118,580	$102,342	$225,420	$178,706
U.K. Facilities	72,938	20,371	117,869	39,182
Corporate and Other	(19,292)	(16,910)	(40,051)	(33,373)

	$172,226	$105,803	$303,238	$184,515

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA (1)	$172,226	$105,803	$303,238	$184,515
Plus (less):
Equity-based compensation expense	(6,888)	(5,355)	(13,844)	(9,249)
Gain (loss) on foreign currency derivatives	98	(961)	508	(908)
Transaction-related expenses	(6,074)	(7,157)	(32,372)	(25,573)
Interest expense, net	(48,758)	(28,049)	(86,472)	(50,195)
Depreciation and amortization	(36,752)	(14,926)	(64,727)	(28,030)

Income from continuing operations before income taxes	$73,852	$49,355	$106,331	$70,560

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2016	$1,941,873	$186,342	$—	$2,128,215
Increase from 2016 acquisitions	95,274	668,915	—	764,189
Foreign currency translation	—	(68,990)	—	(68,990)
Purchase price allocation and other	8,748	39	—	8,787

Balance at June 30, 2016	$2,045,895	$786,306	$—	$2,832,201

	June 30, 2016	December 31, 2015
Assets (2):
U.S. Facilities	$3,330,105	$3,061,519
U.K. Facilities	3,179,240	1,045,922
Corporate and Other	175,154	171,767

	$6,684,499	$4,279,208

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, gain/loss on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $963.5 million, U.K. Facilities of $2.3 billion and corporate and other of $46.0 million at June 30, 2016. Assets include property and equipment for the U.S. Facilities of $832.2 million, U.K. Facilities of $824.4 million and corporate and other of $52.4 million at December 31, 2015.

17. Recently Issued Accounting Standards

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

18. Subsequent Events

The CMA has been reviewing the Company’s acquisition of Priory. On July 14, 2016, the CMA announced that the Company’s acquisition of Priory will be referred for a phase 2 investigation unless the Company offers undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that the Company has offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA will consider the Company’s undertakings. The Company’s undertakings provide for the sale of 19 Priory and Partnerships in Care healthcare facilities with an aggregate of approximately 750 beds. The Company will not be allowed to integrate Priory’s business until the CMA completes its review process.

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$10,048	$20,668	$—	$30,716
Accounts receivable, net	—	209,194	75,938	—	285,132
Other current assets	—	59,452	20,862	(3,795)	76,519

Total current assets	—	278,694	117,468	(3,795)	392,367
Property and equipment, net	—	907,277	2,367,263	—	3,274,540
Goodwill	—	1,939,361	892,840	—	2,832,201
Intangible assets, net	—	56,574	28,422	—	84,996
Deferred tax assets – noncurrent	3,579	9,671	4,679	—	17,929
Derivative instruments	40,459	—	—	—	40,459
Investment in subsidiaries	5,210,634	—	—	(5,210,634)	—
Other assets	845,914	33,523	5,764	(843,194)	42,007

Total assets	$6,100,586	$3,225,100	$3,416,436	$(6,057,623)	$6,684,499

Current liabilities:
Current portion of long-term debt	$73,175	$—	$235	$—	$73,410
Accounts payable	—	68,294	39,917	—	108,211
Accrued salaries and benefits	—	75,872	37,520	—	113,392
Other accrued liabilities	35,919	—	92,664	(3,795)	124,788

Total current liabilities	109,094	144,166	170,336	(3,795)	419,801
Long-term debt	3,555,212	—	866,365	(843,194)	3,578,383
Deferred tax liabilities – noncurrent	—	—	85,526	—	85,526
Other liabilities	—	108,574	43,054	—	151,628

Total liabilities	3,664,306	252,740	1,165,281	(846,989)	4,235,338

Redeemable noncontrolling interests	—	—	12,881	—	12,881

Total equity	2,436,280	2,972,360	2,238,274	(5,210,634)	2,436,280

Total liabilities and equity	$6,100,586	$3,225,100	$3,416,436	$(6,057,623)	$6,684,499

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$422,232	$344,822	$—	$767,054
Provision for doubtful accounts	—	(9,593)	(913)	—	(10,506)

Revenue	—	412,639	343,909	—	756,548
Salaries, wages and benefits	6,888	212,944	188,455	—	408,287
Professional fees	—	23,150	27,142	—	50,292
Supplies	—	19,527	11,682	—	31,209
Rents and leases	—	8,521	11,946	—	20,467
Other operating expenses	—	51,100	29,855	—	80,955
Depreciation and amortization	—	14,216	22,536	—	36,752
Interest expense, net	10,631	22,043	16,084	—	48,758
Gain on foreign currency derivatives	(98)	—	—	—	(98)
Transaction-related expenses	—	4,189	1,885	—	6,074

Total expenses	17,421	355,690	309,585	—	682,696
(Loss) income from continuing operations before income taxes	(17,421)	56,949	34,324	—	73,852
Equity in earnings of subsidiaries	67,943	—	—	(67,943)	—
(Benefit from) provision for income taxes	(5,069)	16,186	7,144	—	18,261

Income (loss) from continuing operations	55,591	40,763	27,180	(67,943)	55,591
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	55,591	40,763	27,180	(67,943)	55,591
Net loss attributable to noncontrolling interests	—	—	854	—	854

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$55,591	$40,763	$28,034	$(67,943)	$56,445

Other comprehensive loss:
Foreign currency translation loss	—	—	(213,468)	—	(213,468)
Gain on derivative instruments	23,919	—	—	—	23,919

Other comprehensive loss	23,919	—	(213,468)	—	(189,549)

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$79,510	$40,763	$(185,434)	$(67,943)	$(133,104)

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$825,166	$569,071	$—	$1,394,237
Provision for doubtful accounts	—	(18,935)	(1,941)	—	(20,876)

Revenue	—	806,231	567,130	—	1,373,361
Salaries, wages and benefits	13,844	423,977	311,494	—	749,315
Professional fees	—	45,827	44,456	—	90,283
Supplies	—	37,989	19,905	—	57,894
Rents and leases	—	17,098	18,175	—	35,273
Other operating expenses	—	99,949	51,253	—	151,202
Depreciation and amortization	—	26,967	37,760	—	64,727
Interest expense, net	24,064	38,136	24,272	—	86,472
Gain on foreign currency derivatives	(508)	—	—	—	(508)
Transaction-related expenses	—	25,624	6,748	—	32,372

Total expenses	37,400	715,567	514,063	—	1,267,030
(Loss) income from continuing operations before income taxes	(37,400)	90,664	53,067	—	106,331
Equity in earnings of subsidiaries	108,812	—	—	(108,812)	—
(Benefit from) provision for income taxes	(9,548)	23,593	11,326	—	25,371

Income (loss) from continuing operations	80,960	67,071	41,741	(108,812)	80,960
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	80,960	67,071	41,741	(108,812)	80,960
Net loss attributable to noncontrolling interests	—	—	1,173	—	1,173

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$80,960	$67,071	$42,914	$(108,812)	$82,133

Other comprehensive loss:
Foreign currency translation loss	—	—	(261,883)	—	(261,883)
Gain on derivative instruments	23,919	—	—	—	23,919

Other comprehensive loss	23,919	—	(261,883)	—	(237,964)

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$104,879	$67,071	$(218,969)	$(108,812)	$(155,831)

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$80,960	$67,071	$41,741	$(108,812)	$80,960
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(108,812)	—	—	108,812	—
Depreciation and amortization	—	26,967	37,760	—	64,727
Amortization of debt issuance costs	5,171	—	(215)	—	4,956
Equity-based compensation expense	13,844	—	—	—	13,844
Deferred income tax (benefit) expense	—	18,420	(1,599)	—	16,821
Loss from discontinued operations, net of taxes	—	—	—	—	—
Loss (gain) on foreign currency derivatives	(508)	—	—	—	(508)
Other	—	720	(16)	—	704
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(24,072)	5,090	—	(18,982)
Other current assets	—	(1,459)	(5,797)	—	(7,256)
Other assets	(775)	1,327	255	755	1,582
Accounts payable and other accrued liabilities	—	21,943	7,158	—	29,101
Accrued salaries and benefits	—	9,230	(13,076)	—	(3,846)
Other liabilities	—	7,208	(3,480)	—	3,728

Net cash (used in) provided by continuing operating activities	(10,120)	127,355	67,821	775	185,831
Net cash used in discontinued operating activities	—	(2,973)	—	—	(2,973)

Net cash (used in) provided by operating activities	(10,120)	124,382	67,821	775	182,858
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(103,189)	(580,096)	—	(683,285)
Cash paid for capital expenditures	—	(99,157)	(78,561)	—	(177,718)
Cash paid for real estate acquisitions	—	(16,638)	(11,801)	—	(28,439)
Settlement of foreign currency derivatives	—	508	—	—	508
Other	—	(1,084)	—	—	(1,084)

Net cash used in investing activities	—	(219,560)	(670,458)	—	(890,018)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	158,000	—	—	—	158,000
Principal payments on revolving credit facility	(166,000)	—	—	—	(166,000)
Principal payments on long-term debt	(29,869)	—	(775)	775	(29,869)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Payment of debt issuance costs	(35,511)	—	—	—	(35,511)
Issuance of Common Stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(7,365)	—	—	—	(7,365)
Excess tax benefit from equity awards	—	—	—	—	—
Other	—	(823)	—	—	(823)
Cash (used in) provided by intercompany activity	(725,843)	104,062	623,331	(1,550)	—

Net cash provided by (used in) financing activities	10,120	103,239	622,556	(775)	735,140

Effect of exchange rate changes on cash	—	—	(8,479)	—	(8,479)

Net increase in cash and cash equivalents	—	8,061	11,440	—	19,501
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215

Cash and cash equivalents at end of the period	$—	$10,048	$20,668	$—	$30,716

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of an extended review of our acquisition of Priory by the CMA, including a potential phase 2 investigation, and the resulting delay in our ability to integrate Priory’s business;

•	our ability to divest the Priory and Partnerships in Care behavioral healthcare facilities and take other actions required by the CMA on acceptable terms and within expected timeframes;

•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally following the referendum in the U.K. on June 23, 2016, in which voters approved an exit from the European Union, or Brexit;

•	the impact of fluctuations in foreign exchange rates, including the recent devaluation of the GBP relative to the USD following the Brexit vote;

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Priory and CRC acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the U.K. and adapt to the regulatory and business environment in the U.K.;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Priory and Partnerships in Care facilities on payments received from the NHS;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the U.S. and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition strategy, which exposes us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the U.K. for Priory and Partnerships in Care and various investigations relating to CRC);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from Priory, CRC and Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2016, we operated 591 behavioral healthcare facilities with over 17,800 beds in 39 states, the U.K. and Puerto Rico. During the six months ended June 30, 2016, we acquired 328 facilities and added approximately 515 new beds, including 375 beds to existing facilities and 140 beds added through the opening of two de novo facilities. For the year ending December 31, 2016, we expect to add approximately 800 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the U.S. and the U.K. Management believes that the Company’s recent acquisitions position the Company as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Acquisitions

On February 16, 2016, we completed the acquisition of Priory for a total purchase price of approximately $2.2 billion, including total cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of its common stock. Priory is the leading independent provider of behavioral healthcare services in the U.K. At February 16, 2016, Priory operated 324 facilities with approximately 7,100 beds.

The CMA has been reviewing our acquisition of Priory. On July 14, 2016, the CMA announced that our acquisition of Priory will be referred for a phase 2 investigation unless we offer undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that we have offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA will consider our undertakings. Our undertakings provide for the sale of 19 Priory and Partnerships in Care healthcare facilities with an aggregate of approximately 750 beds. We will not be allowed to integrate Priory’s business until the CMA completes its review process.

On April 1, 2016, we completed the acquisition of Serenity Knolls, an inpatient psychiatric facility with 30 beds located in Forest Knolls, California, for cash consideration of approximately $9.7 million.

On May 1, 2016, we completed the acquisition of TrustPoint, a behavioral health facility with a total of 100 beds located in Murfreesboro, Tennessee, for cash consideration of approximately $62.7 million.

On June 1, 2016, we completed the acquisition of certain facilities from Pocono Mountain, an inpatient psychiatric facility with 108 beds located in Henryville. Pennsylvania, for total consideration of approximately $25.2 million. We may make cash payments of up to $5.0 million under an earn-out agreement, contingent upon achievement by Pocono Mountain of certain operating and performance targets for the one-year period ending May 31, 2017.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) the NHS (including Local Authorities) in the U.K.; and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$136,278	17.8%	$108,059	23.4%	$261,997	18.8%	$191,533	22.9%
Medicare	67,614	8.8%	51,987	11.3%	127,620	9.2%	101,132	12.1%
Medicaid	181,889	23.7%	154,204	33.4%	360,162	25.8%	280,528	33.6%
NHS	298,955	39.0%	83,069	18.0%	492,972	35.4%	155,635	18.6%
Self-Pay	72,495	9.4%	50,559	10.9%	131,843	9.4%	80,287	9.6%
Other	9,823	1.3%	13,920	3.0%	19,643	1.4%	26,841	3.2%

Revenue before provision for doubtful accounts	767,054	100.0%	461,798	100.0%	1,394,237	100.0%	835,956	100.0%
Provision for doubtful accounts	(10,506)		(8,138)		(20,876)		(16,513)

Revenue	$756,548		$453,660		$1,373,361		$819,443

The following tables present a summary of our aging of accounts receivable as of June 30, 2016 and December 31, 2015:

June 30, 2016
	Current	30-90	90-150	>150	Total
Commercial	16.3%	7.2%	2.7%	3.4%	29.6%
Medicare	10.9%	1.7%	0.4%	0.8%	13.8%
Medicaid	20.1%	5.2%	2.4%	3.9%	31.6%
NHS	11.4%	3.4%	0.3%	0.1%	15.2%
Self-Pay	2.2%	1.9%	1.7%	3.0%	8.8%
Other	0.5%	0.3%	0.1%	0.1%	1.0%

Total	61.4%	19.7%	7.6%	11.3%	100.0%

December 31, 2015
	Current	30-90	90-150	>150	Total
Commercial	16.6%	9.1%	3.2%	3.0%	31.9%
Medicare	12.6%	2.3%	1.2%	0.4%	16.5%
Medicaid	23.4%	6.7%	2.8%	4.2%	37.1%
NHS	1.6%	3.1%	0.5%	—%	5.2%
Self-Pay	1.7%	1.8%	2.0%	3.0%	8.5%
Other	0.5%	0.1%	0.1%	0.1%	0.8%

Total	56.4%	23.1%	9.8%	10.7%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$767,054		$461,798		$1,394,237		$835,956
Provision for doubtful accounts	(10,506)		(8,138)		(20,876)		(16,513)

Revenue	756,548	100.0%	453,660	100.0%	1,373,361	100.0%	819,443	100.0%
Salaries, wages and benefits	408,287	54.0%	243,302	53.6%	749,315	54.6%	449,173	54.8%
Professional fees	50,292	6.6%	30,029	6.6%	90,283	6.6%	52,456	6.4%
Supplies	31,209	4.1%	20,542	4.5%	57,894	4.2%	36,796	4.5%
Rents and leases	20,467	2.7%	8,211	1.8%	35,273	2.6%	14,097	1.7%
Other operating expenses	80,955	10.7%	51,128	11.3%	151,202	11.0%	91,655	11.2%
Depreciation and amortization	36,752	4.9%	14,926	3.3%	64,727	4.7%	28,030	3.4%
Interest expense	48,758	6.4%	28,049	6.2%	86,472	6.3%	50,195	6.2%
(Gain) loss on foreign currency derivatives	(98)	0.0%	961	0.2%	(508)	(0.1)%	908	0.1%
Transaction-related expenses	6,074	0.8%	7,157	1.6%	32,372	2.4%	25,573	3.1%

Total expenses	682,696	90.2%	404,305	89.1%	1,267,030	92.3%	748,883	91.4%

Income from continuing operations before income taxes	73,852	9.8%	49,355	10.9%	106,331	7.7%	70,560	8.6%
Provision for income taxes	18,261	2.5%	15,512	3.4%	25,371	1.8%	22,125	2.7%

Income from continuing operations	$55,591	7.3%	$33,843	7.5%	$80,960	5.9%	$48,435	5.9%

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $305.3 million, or 66.1%, to $767.1 million for the three months ended June 30, 2016 from $461.8 million for the three months ended June 30, 2015. The increase related primarily to revenue generated during the three months ended June 30, 2016 from the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. The decrease in the GBP to USD exchange rate had an unfavorable impact on revenue before provision for doubtful accounts of $5.4 million for the three months ended June 30, 2016. Same-facility revenue before provision for doubtful accounts increased by $36.6 million, or 8.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, resulting from same-facility growth in patient days of 7.7% and an increase in same-facility revenue per day of 0.4%. Consistent with the same-facility patient day growth in 2015, the growth in same-facility patient days for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $10.5 million for the three months ended June 30, 2016, or 1.4% of revenue before provision for doubtful accounts, compared to $8.1 million for the three months ended June 30, 2015, or 1.8% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $408.3 million for the three months ended June 30, 2016 compared to $243.3 million for the three months ended June 30, 2015, an increase of $165.0 million. SWB expense included $6.9 million and $5.4 million of equity-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $401.4 million, or 53.1% of revenue, for the three months ended June 30, 2016, compared to $237.9 million, or 52.5% of revenue, for the three months ended June 30, 2015. The $163.5 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $236.6 million for the three months ended June 30, 2016, or 49.5% of revenue, compared to $218.1 million for the three months ended June 30, 2015, or 49.3% of revenue.

Professional fees. Professional fees were $50.3 million for the three months ended June 30, 2016, or 6.6% of revenue, compared to $30.0 million for the three months ended June 30, 2015, or 6.6% of revenue. The $20.3 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility professional fees were $25.2 million for the three months ended June 30, 2016, or 5.3% of revenue, compared to $25.9 million, for the three months ended June 30, 2015, or 5.8% of revenue.

Supplies. Supplies expense was $31.2 million for the three months ended June 30, 2015, or 4.1% of revenue, compared to $20.5 million for the three months ended June 30, 2015, or 4.5% of revenue. The $10.7 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $21.5 million for the three months ended June 30, 2016, or 4.5% of revenue, compared to $20.1 million for the three months ended June 30, 2015, or 4.5% of revenue.

Rents and leases. Rents and leases were $20.5 million for the three months ended June 30, 2016, or 2.7% of revenue, compared to $8.2 million for the three months ended June 30, 2015, or 1.8% of revenue. The $12.3 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility rents and leases were $8.3 million for the three months ended June 30, 2016, or 1.7% of revenue, compared to $7.7 million for the three months ended June 30, 2015, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $81.0 million for the three months ended June 30, 2016, or 10.7% of revenue, compared to $51.1 million for the three months ended June 30, 2015, or 11.3% of revenue. The $29.8 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility other operating expenses were $52.3 million for the three months ended June 30, 2016, or 10.9% of revenue, compared to $49.1 million for the three months ended June 30, 2015, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $36.8 million for the three months ended June 30, 2016, or 4.9% of revenue, compared to $14.9 million for the three months ended June 30, 2015, or 3.3% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2015 and 2016 and real estate acquired as part of the 2015 and 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $48.8 million for the three months ended June 30, 2016 compared to $28.0 million for the three months ended June 30, 2015. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.625% Senior Notes on September 21, 2015 and the issuance of the 6.500% Senior Notes on February 16, 2016.

Loss (gain) on foreign currency derivatives. We entered into foreign currency forward contracts during the three months ended June 30, 2016 and 2015 in connection with transfers of cash between the U.S. and U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.1 million for the three months ended June 30, 2016, compared to a loss on foreign currency derivatives of $1.0 million for the three months ended June 30, 2015.

Transaction-related expenses. Transaction-related expenses were $6.1 million for the three months ended June 30, 2016 compared to $7.2 million for the three months ended June 30, 2015. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2015 and 2016 Acquisitions, as summarized below (in thousands):

	Three Months Ended June 30,
	2016	2015
Legal, accounting and other costs	$4,653	$5,234
Severance and contract termination costs	1,421	1,923

	$6,074	$7,157

Provision for income taxes. For the three months ended June 30, 2016, the provision for income taxes was $18.3 million, reflecting an effective tax rate of 24.7%, compared to $15.5 million, reflecting an effective tax rate of 31.4%, for the three months ended June 30, 2015. The decrease in the tax rate for the three months ended June 30, 2016 was primarily attributable to the acquisition of Priory, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $558.3 million, or 66.8%, to $1.4 billion for the six months ended June 30, 2016 from $836.0 million for the six months ended June 30, 2015. The increase related primarily to revenue generated during the six months ended June 30, 2016 from the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. The decrease in the GBP to USD exchange rate had an unfavorable impact on revenue before provision for doubtful accounts of $9.5 million for the six months ended June 30, 2016. Same-facility revenue before provision for doubtful accounts increased $69.4 million, or 8.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2015, resulting from same-facility growth in patient days of 8.1% and an increase in same-facility revenue per day of 0.4%. Consistent with the same-facility patient day growth in 2015, the growth in same-facility patient days for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $20.9 million for the six months ended June 30, 2016, or 1.5% of revenue before provision for doubtful accounts, compared to $16.5 million for the six months ended June 30, 2015, or 2.0% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $749.3 million for the six months ended June 30, 2016 compared to $449.2 million for the six months ended June 30, 2015, an increase of $300.1 million. SWB expense included $13.8 million and $9.3 million of equity-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $735.5 million, or 53.6% of revenue, for the six months ended June 30, 2016, compared to $439.9 million, or 53.7% of revenue, for the six months ended June 30, 2015. The $295.6 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility SWB expense was $435.1 million for the six months ended June 30, 2016, or 50.0% of revenue, compared to $402.6 million for the six months ended June 30, 2015, or 50.3% of revenue.

Professional fees. Professional fees were $90.3 million for the six months ended June 30, 2016, or 6.6% of revenue, compared to $52.5 million for the six months ended June 30, 2015, or 6.4% of revenue. The $37.8 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility professional fees were $45.0 million for the six months ended June 30, 2016, or 5.2% of revenue, compared to $45.3 million, for the six months ended June 30, 2015, or 5.7% of revenue.

Supplies. Supplies expense was $57.9 million for the six months ended June 30, 2016, or 4.2% of revenue, compared to $36.8 million for the six months ended June 30, 2015, or 4.5% of revenue. The $21.1 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility supplies expense was $39.2 million for the six months ended June 30, 2016, or 4.5% of revenue, compared to $36.1 million for the six months ended June 30, 2015, or 4.5% of revenue.

Rents and leases. Rents and leases were $35.3 million for the six months ended June 30, 2016, or 2.6% of revenue, compared to $14.1 million for the six months ended June 30, 2015, or 1.7% of revenue. The $21.2 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility rents and leases were $14.4 million for the six months ended June 30, 2016, or 1.7% of revenue, compared to $13.3 million for the six months ended June 30, 2015, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $151.2 million for the six months ended June 30, 2016, or 11.0% of revenue, compared to $91.7 million for the six months ended June 30, 2015, or 11.2% of revenue. The $59.5 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisitions of CRC and Priory. Same-facility other operating expenses were $95.4 million for the six months ended June 30, 2016, or 11.0% of revenue, compared to $87.9 million for the six months ended June 30, 2015, or 11.0% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $64.7 million for the six months ended June 30, 2016, or 4.7% of revenue, compared to $28.0 million for the six months ended June 30, 2015, or 3.4% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2015 and 2016 and real estate acquired as part of the 2015 and 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $86.5 million for the six months ended June 30, 2016 compared to $50.2 million for the six months ended June 30, 2015. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.625% Senior Notes on February 11, 2015 and September 21, 2015 and the issuance of the 6.500% Senior Notes on February 16, 2016.

Loss (gain) on foreign currency derivatives. We entered into foreign currency forward contracts during the six months ended June 30, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the six months ended June 30, 2016, compared to a loss on foreign currency derivatives of $0.9 million for the six months ended June 30, 2015.

Transaction-related expenses. Transaction-related expenses were $32.4 million for the six months ended June 30, 2016 compared to $25.6 million for the six months ended June 30, 2015. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2015 and 2016 Acquisitions, as summarized below (in thousands):

	Six Months Ended June 30,
	2016	2015
Advisory and financing commitment fees	$14,850	$10,337
Legal, accounting and other costs	16,101	9,054
Severance and contract termination costs	1,421	6,182

	$32,372	$25,573

Provision for income taxes. For the six months ended June 30, 2016, the provision for income taxes was $25.4 million, reflecting an effective tax rate of 23.9%, compared to $22.1 million, reflecting an effective tax rate of 31.4%, for the six months ended June 30, 2015. The decrease in the tax rate for the six months ended June 30, 2016 was primarily attributable to the acquisition of Priory, which is located in a lower taxing jurisdiction and for which earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2016 was $185.8 million compared to $90.6 million for the six months ended June 30, 2015. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2015 and 2016 Acquisitions and the growth in same-facility operations. Days sales outstanding was 34 as of June 30, 2016 compared to 40 as of December 31, 2015, which was primarily due to the acquisition of Priory and its shorter timing of cash collections. As of June 30, 2016 and December 31, 2015, we had working capital of $(27.4) million and $4.5 million, respectively. The decrease in working capital was primarily attributable to the acquisition of Priory, which has negative working capital because of timing of revenue collections and expense payments.

Cash used in investing activities for the six months ended June 30, 2016 was $890.0 million compared to $413.6 million for the six months ended June 30, 2015. Cash used in investing activities for the six months ended June 30, 2016 primarily consisted of $683.3 million of cash paid for acquisitions. Cash paid for capital expenditures for the six months ended June 30, 2016 was $177.7 million, consisting of $38.5 million of routine capital expenditures and $139.2 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.8% of revenue for the six months ended June 30, 2016. Cash paid for real estate acquisitions was $28.4 million for the six months ended June 30, 2016. Cash used in investing activities for the six months ended June 30, 2015 primarily consisted of $286.7 million of cash paid for acquisitions, $122.0 million of cash paid for capital expenditures and $3.4 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the six months ended June 30, 2016 was $735.1 million compared to $261.8 million for the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of long-term debt borrowings of $1.5 billion, borrowings on our revolving credit facility of $158.0 million and an issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.3 billion, payment on revolving credit facility of $166.0 million, payment of debt issuance costs of $35.5 million, common stock withheld for minimum statutory taxes of $7.4 million and principal payments on long-term debt of $29.9 million. Cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of borrowings on long-term debt of $875.0 million, borrowings on our revolving credit facility of $180.0 million, issuance of common stock of $331.5 million and an excess tax benefit from equity awards of $6.3 million, partially offset by repayment of assumed CRC debt of $904.5 million, principal payments on our revolving credit facility of $180.0 million, payment of debt issuance costs of $22.8 million, principal payments on long-term debt of $15.9 million and common stock withheld for minimum statutory taxes of $7.8 million.

We had total available cash and cash equivalents of $30.7 million and $11.2 million as of June 30, 2016 and December 31, 2015, respectively, of which approximately $20.7 million and $9.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., except for cash transfers under our cross currency swap agreements and other intercompany debt agreements. It is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Repricing Amendment reduces the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

We had $141.4 million of availability under the revolving line of credit as of June 30, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $12.6 million for June 30, 2016 to December 31, 2016, $16.8 million for March 31, 2017 to December 31, 2017, and $20.9 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.0% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

Eurodollar Rate Loans with respect to the Existing TLB Facility bear interest at the Existing TLB Applicable Rate (as defined below) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Existing TLB Applicable Rate plus the highest of (i) the federal funds rate plus

0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Existing TLB Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.0%, and with respect to Base Rate Loans, 2.0%. The New TLB Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Applicable Rate (as defined in the Amended and Restated Credit Agreement) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.75%, and with respect to Base Rate Loans, 2.75%.

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

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2016	6.75x	6.75x	6.75x	6.25x
2017	6.00x	6.00x	6.00x	5.50x
2018	5.50x	5.50x	5.50x	5.00x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

June 30, 2016- September 30, 2016	3.75x
December 31, 2016 and each fiscal quarter thereafter	3.50x

As of June 30, 2016, the Company was in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the balance sheet related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of June 30, 2016 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$246,967	$919,138	$481,492	$3,140,041	$4,787,638
Operating leases	67,458	113,372	96,012	806,560	1,083,402
Purchase and other obligations (b)	4,122	32,038	1,950	28,570	66,680

Total obligations and commitments	$318,547	$1,064,548	$579,454	$3,975,171	$5,937,720

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rates in place on our variable-rate debt as of June 30, 2016.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had standby letters of credit outstanding of $8.6 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at June 30, 2016 was composed of $1.5 billion of fixed-rate debt and $2.2 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $6.8 million on an annual basis based upon our borrowing level at June 30, 2016.

Foreign Currency Risk

The functional currency for our U.K. facilities is GBP. Our revenue and earnings are sensitive to changes in GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $7.1 million for the six months ended June 30, 2016. In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company has updated and supplemented certain risk factors previously disclosed in its periodic reports filed with the Securities and Exchange Commission as set forth below. The risks described herein and those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

An extended review of our acquisition of Priory by the Competition and Markets Authority (“CMA”) in the U.K., including a potential phase 2 investigation, would delay our integration of Priory’s business. If we are unable to divest the Priory and Partnerships in Care behavioral healthcare facilities and take other actions required by the CMA on acceptable terms and within expected timeframes, our business, financial condition and results of operations may be adversely affected.

We cannot determine when the CMA will complete its review of our acquisition of Priory and, until such review is complete, we will not be allowed to integrate Priory’s business. Further, we intend to divest 19 of our Priory and Partnerships in Care behavioral healthcare facilities with an aggregate of approximately 750 beds. Our business, financial condition and results of operations may suffer, and our expectations for the acquisition of Priory may not be met, if we are unable to integrate Priory’s business for an extended period as a result of the CMA’s ongoing review, including a potential phase 2 investigation, or if we are unable to divest our Priory and Partnerships in Care behavioral healthcare facilities and take other actions required by the CMA on acceptable terms and within expected timeframes.

With significant operations in the U.K., our business and operations may be adversely affected by economic and political conditions in the U.K.

The global financial markets continue to experience significant volatility as a result of, among other things, economic and political instability in the wake of the referendum in the U.K. on June 23, 2016, in which the voters approved an exit from the European Union, or Brexit. Following the vote on Brexit, stock markets worldwide experienced significant declines and certain currency exchange rates fluctuated substantially, and the outlook for the global economy in 2016 and beyond remains uncertain as negotiations commence to determine the future terms of the U.K.’s relationship with the European Union. Such global market instability may hinder future economic growth, which could adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Foreign currency exchange rate fluctuations could materially impact our consolidated financial position and results of operations.

The acquisition of Priory significantly expanded our U.K. operations. Accordingly, an increased portion of our revenues are derived from operations in the U.K., and we translate revenue and other results denominated in foreign currency into U.S. dollars (“USD”) for our consolidated financial statements.

During periods of a strengthening USD or weakening GBP, our reported international revenue and expenses could be reduced because foreign currencies may translate into fewer USDs. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into USDs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	—
May 1 – May 31	4,464	57.03	—	—
June 1 – June 30	—	—	—	—

Total	4,464

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2)

10.1	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Amended and Restated Credit Agreement. (3)

10.2*	First Amendment to the Company’s Incentive Compensation Plan.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
*	Filed herewith.

**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: July 29, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2)

10.1	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Amended and Restated Credit Agreement. (3)

10.2*	First Amendment to the Company’s Incentive Compensation Plan.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.