Form 10-Q
period 2016-09-30
Acadia Healthcare Company, Inc.
filed 2016-11-02
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 2, 2016, there were 87,500,681 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,751	$11,215
Accounts receivable, net of allowance for doubtful accounts of $37,725 and $29,332, respectively	277,568	216,626
Other current assets	87,628	66,895

Total current assets	392,947	294,736
Property and equipment, net	2,786,646	1,709,053
Goodwill	2,702,009	2,128,215
Intangible assets, net	84,385	59,575
Deferred tax assets – noncurrent	3,791	49,114
Derivative instruments	49,903	—
Assets held for sale	392,483	—
Other assets	40,814	38,515

Total assets	$6,452,978	$4,279,208

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$77,598	$45,360
Accounts payable	92,819	91,341
Accrued salaries and benefits	105,308	80,696
Other accrued liabilities	104,513	72,806

Total current liabilities	380,238	290,203
Long-term debt	3,583,879	2,195,384
Deferred tax liabilities – noncurrent	81,443	23,936
Other liabilities	147,150	78,602

Total liabilities	4,192,710	2,588,125
Redeemable noncontrolling interests	18,147	8,055
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 and 90,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 86,654,021 and 70,745,746 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	866	707
Additional paid-in capital	2,488,803	1,572,972
Accumulated other comprehensive loss	(425,869)	(104,647)
Retained earnings	178,321	213,996

Total equity	2,242,121	1,683,028

Total liabilities and equity	$6,452,978	$4,279,208

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$744,802	$488,746	$2,139,039	$1,324,702
Provision for doubtful accounts	(10,137)	(9,016)	(31,013)	(25,529)

Revenue	734,665	479,730	2,108,026	1,299,173
Salaries, wages and benefits (including equity-based compensation expense of $7,145, $5,327, $20,989 and $14,576, respectively)	408,242	258,410	1,157,557	707,583
Professional fees	47,687	30,759	137,970	83,215
Supplies	30,555	21,634	88,449	58,430
Rents and leases	19,740	8,542	55,013	22,639
Other operating expenses	79,748	57,244	230,950	148,899
Depreciation and amortization	36,418	16,890	101,145	44,920
Interest expense, net	48,843	27,737	135,315	77,932
Debt extinguishment costs	3,411	9,979	3,411	9,979
Loss on divestiture	174,739	—	174,739	—
(Gain) loss on foreign currency derivatives	(15)	1,018	(523)	1,926
Transaction-related expenses	1,111	5,842	33,483	31,415

Total expenses	850,479	438,055	2,117,509	1,186,938

(Loss) income from continuing operations before income taxes	(115,814)	41,675	(9,483)	112,235
Provision for income taxes	2,396	12,669	27,767	34,794

(Loss) income from continuing operations	(118,210)	29,006	(37,250)	77,441
Income from discontinued operations, net of income taxes	—	80	—	83

Net (loss) income	(118,210)	29,086	(37,250)	77,524
Net loss attributable to noncontrolling interests	402	464	1,575	464

Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(117,808)	$29,550	$(35,675)	$77,988

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
(Loss) income from continuing operations	$(1.36)	$0.42	$(0.42)	$1.16
Income from discontinued operations	—	—	—	—

Net (loss) income	$(1.36)	$0.42	$(0.42)	$1.16

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
(Loss) income from continuing operations	$(1.36)	$0.42	$(0.42)	$1.15
Income from discontinued operations	—	—	—	—

Net (loss) income	$(1.36)	$0.42	$(0.42)	$1.15

Weighted-average shares outstanding:
Basic	86,618	70,664	85,376	67,194
Diluted	86,618	71,110	85,376	67,539

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income	$(118,210)	$29,086	$(37,250)	$77,524
Other comprehensive (loss) income:
Foreign currency translation loss	(89,645)	(32,707)	(351,528)	(15,923)
Gain on derivative instruments, net of tax of $3,613, $0, $20,153 and $0, respectively	6,387	—	30,306	—

Other comprehensive loss	(83,258)	(32,707)	(321,222)	(15,923)

Comprehensive (loss) income	(201,468)	(3,621)	(358,472)	61,601

Comprehensive loss attributable to noncontrolling interests	402	464	1,575	464

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(201,066)	$(3,157)	$(356,897)	$62,065

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2015	70,746	$707	$1,572,972	$(104,647)	$213,996	$1,683,028
Common stock issued under stock incentive plans	374	4	1,349	—	—	1,353
Common stock withheld for minimum statutory taxes	—	—	(9,270)	—	—	(9,270)
Equity-based compensation expense	—	—	20,989	—	—	20,989
Issuance of common stock, net	15,534	155	901,824	—	—	901,979
Other comprehensive loss	—	—	—	(321,222)	—	(321,222)
Other	—	—	939	—	—	939
Net loss	—	—	—	—	(35,675)	(35,675)

Balance at September 30, 2016	86,654	$866	$2,488,803	$(425,869)	$178,321	$2,242,121

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating activities:
Net (loss) income	$(37,250)	$77,524
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	101,145	44,920
Amortization of debt issuance costs	7,714	5,017
Equity-based compensation expense	20,989	14,576
Deferred income tax expense	25,857	28,925
Income from discontinued operations, net of taxes	—	(83)
Debt extinguishment costs	3,411	9,979
Loss on divestiture	174,739	—
(Gain) loss on foreign currency derivatives	(523)	1,926
Other	731	1,122
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,579)	(28,905)
Other current assets	(12,973)	(12,201)
Other assets	(1,134)	(4,879)
Accounts payable and other accrued liabilities	2,067	(8,316)
Accrued salaries and benefits	(10,759)	8,888
Other liabilities	3,746	5,071

Net cash provided by continuing operating activities	265,181	143,564
Net cash used in discontinued operating activities	(5,524)	(1,479)

Net cash provided by operating activities	259,657	142,085
Investing activities:
Cash paid for acquisitions, net of cash acquired	(683,285)	(391,216)
Cash paid for capital expenditures	(249,961)	(200,841)
Cash paid for real estate acquisitions	(37,947)	(21,976)
Settlement of foreign currency derivatives	523	(1,926)
Other	(1,135)	(887)

Net cash used in investing activities	(971,805)	(616,846)
Financing activities:
Borrowings on long-term debt	1,480,000	1,150,000
Borrowings on revolving credit facility	179,000	310,000
Principal payments on revolving credit facility	(166,000)	(310,000)
Principal payments on long-term debt	(46,069)	(23,813)
Repayment of assumed debt	(1,348,389)	(904,467)
Repayment of senior notes	—	(88,331)
Payment of debt issuance costs	(35,748)	(25,584)
Payment of premium on senior notes	—	(6,890)
Issuance of common stock, net	685,097	331,360
Common stock withheld for minimum statutory taxes, net	(7,917)	(7,582)
Excess tax benefit from equity awards	—	8,020
Other	(1,821)	(374)

Net cash provided by financing activities	738,153	432,339
Effect of exchange rate changes on cash	(9,469)	(856)

Net increase (decrease) in cash and cash equivalents	16,536	(43,278)
Cash and cash equivalents at beginning of the period	11,215	94,040

Cash and cash equivalents at end of the period	$27,751	$50,762

(continued on next page)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Effect of acquisitions:
Assets acquired, excluding cash	$2,505,407	$1,793,139
Liabilities assumed	(1,605,240)	(1,012,549)
Issuance of common stock in connection with acquisition	(216,882)	(380,210)
Deposits paid for acquisitions	—	(9,164)

Cash paid for acquisitions, net of cash acquired	$683,285	$391,216

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (U.S.), the United Kingdom (U.K.) and Puerto Rico. At September 30, 2016, the Company operated 589 behavioral healthcare facilities with approximately 17,900 beds in 39 states, the U.K. and Puerto Rico.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Basic and diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
(Loss) income from continuing operations	$(117,808)	$29,470	$(35,675)	$77,905
Income from discontinued operations	—	80	—	83

Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(117,808)	$29,550	$(35,675)	$77,988

Denominator:
Weighted average shares outstanding for basic earnings per share	86,618	70,664	85,376	67,194
Effect of dilutive instruments	—	446	—	345

Shares used in computing diluted earnings per common share	86,618	71,110	85,376	67,539

Basic earnings per share:
(Loss) income from continuing operations	$(1.36)	$0.42	$(0.42)	$1.16
Income from discontinued operations	—	—	—	—

Net (loss) income	$(1.36)	$0.42	$(0.42)	$1.16

Diluted earnings per share:
(Loss) income from continuing operations	$(1.36)	$0.42	$(0.42)	$1.15
Income from discontinued operations	—	—	—	—

Net (loss) income	$(1.36)	$0.42	$(0.42)	$1.15

For the three and nine months ended September 30, 2016, approximately 0.2 million and 0.3 million, respectively, of the outstanding restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded from the calculation of diluted earnings per share because the net loss for the three and nine months ended September 30, 2016 causes such securities to be anti-dilutive. Approximately 0.3 million and 0.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because their effect would have been anti-dilutive.

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

Planned U.K. Divestiture

The Competition and Markets Authority (the “CMA”) in the U.K. has been reviewing the Company’s acquisition of Priory. On July 14, 2016, the CMA announced that the Company’s acquisition of Priory will be referred for a phase 2 investigation unless the Company offered acceptable undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that the Company had offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA would consider the Company’s undertakings.

On October 18, 2016, the Company signed a definitive agreement with BC Partners (“BC Partners”) for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds (collectively, the “U.K. Disposal Group”). The Company’s management believes that the planned divestiture addresses the CMA’s competition concerns. The Company expects the sale to be approved by the CMA on or before November 18, 2016 and expects to complete the sale shortly thereafter. If the sale is approved by the CMA and completed, the Company will receive £320 million cash for the sale. If the sale is not approved by the CMA, the Company expects that the CMA will proceed with a phase 2 investigation.

In conjunction with the planned divestiture, the Company recorded $389.7 million as assets held for sale on the condensed consolidated balance sheet at September 30, 2016 and a loss on divestiture of $174.7 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016. The loss on divestiture consisted of an allocation of goodwill to the U.K. Disposal Group of $106.9 million, estimated transaction-related expenses of $25.6 million and loss on the sale of properties of $42.2 million. The Company is required to measure assets held for sale at the lower of its carrying value or fair value less cost to sell. The allocation of goodwill was based on the fair value of the U.K. Disposal Group relative to the total fair value of the Company’s U.K. Facilities segment.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2016 include revenue of $45.6 million and $125.1 million, respectively, and income from continuing operations before income taxes of $3.2 million and $12.2 million, respectively, related to the U.K. Disposal Group excluding the loss on divestiture. The condensed consolidated statements of operations for the three and nine months ended September 30, 2015 include revenue of $16.6 million and $42.1 million, respectively, and income from continuing operations before income taxes of $4.6 million and $12.4 million, respectively, related to the U.K. Disposal Group.

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

2015 U.K. Acquisitions

On November 1, 2015, the Company completed the acquisition of Cleveland House (“Cleveland House”), an inpatient psychiatric facility with 32 beds located in England, for cash consideration of approximately $10.3 million.

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

On July 1, 2015, the Company completed the acquisition of The Manor Clinic (“Manor Clinic”), a substance abuse facility with 15 beds located in England, for cash consideration of approximately $5.9 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $374.4 million of the goodwill associated with domestic acquisitions completed in 2016 and 2015 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of Pocono Mountain, TrustPoint, Serenity Knolls, Priory, MMO, Discovery House, Duffy’s, Cleveland House and Meadow View.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the nine months ended September 30, 2016 in connection with the 2016 acquisitions were as follows (in thousands):

	Priory	Other	Total
Cash	$10,253	$2,488	$12,741
Accounts receivable	57,832	4,289	62,121
Prepaid expenses and other current assets	7,921	143	8,064
Property and equipment(1)	1,603,306	35,400	1,638,706
Goodwill(1)	669,965	95,206	765,171
Intangible assets	23,200	338	23,538
Other assets	7,760	47	7,807

Total assets acquired	2,380,237	137,911	2,518,148
Accounts payable	24,203	805	25,008
Accrued salaries and benefits	39,588	797	40,385
Other accrued expenses	48,066	390	48,456
Deferred tax liabilities – noncurrent	67,598	—	67,598
Long-term debt	1,348,389	—	1,348,389
Other liabilities	45,162	30,242	75,404

Total liabilities assumed	1,573,006	32,234	1,605,240

Net assets acquired	$807,231	$105,677	$912,908

(1)	Priory fair values of property and equipment and goodwill do not reflect adjustments for the planned divestiture of the U.K. Disposal Group as the divestiture was not anticipated at the acquisition date.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2015 in connection with the 2015 acquisitions were as follows (in thousands):

	CRC	Other	Total
Cash	$19,599	$5,334	$24,933
Accounts receivable	47,035	21,264	68,299
Prepaid expenses and other current assets	26,945	2,555	29,500
Property and equipment	136,163	273,143	409,306
Goodwill	1,043,601	320,464	1,364,065
Intangible assets	37,000	204	37,204
Deferred tax assets-noncurrent	74,383	—	74,383
Other assets	6,478	51	6,529

Total assets acquired	1,391,204	623,015	2,014,219
Accounts payable	4,741	4,961	9,702
Accrued salaries and benefits	14,827	3,200	18,027
Other accrued expenses	38,873	5,047	43,920
Deferred tax liabilities – noncurrent	—	13,541	13,541
Debt	904,467	—	904,467
Other liabilities	34,720	10	34,730

Total liabilities assumed	997,628	26,759	1,024,387

Redeemable noncontrolling interests	—	9,132	9,132

Net assets acquired	$393,576	$587,124	$980,700

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

Transaction-related expenses comprised the following costs for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Legal, accounting and other costs	$1,111	$5,261	$17,212	$14,315
Advisory and financing commitment fees	—	—	14,850	10,337
Severance and contract termination costs	—	581	1,421	6,763

	$1,111	$5,842	$33,483	$31,415

Pro Forma Information

The condensed consolidated statements of operations for the three and nine months ended September 30, 2016 include revenue of $412.9 million and $1.1 billion, respectively, and loss from continuing operations before income taxes of $114.3 million and $68.5 million, respectively, related to the 2015 and 2016 Acquisitions. The condensed consolidated statements of operations for the three and nine months ended September 30, 2015 include revenue of $165.8 million and $375.6 million, respectively, and income from continuing operations before income taxes of $38.7 million and $156.6 million, respectively, related to acquisitions completed in 2015.

The following table provides certain pro forma financial information for the Company as if the 2015 and 2016 Acquisitions occurred as of January 1, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$734,665	$737,263	$2,232,285	$2,185,600

(Loss) income from continuing operations, before income taxes	$(115,814)	$39,130	$(27,529)	$110,559

4. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,065)	$(1,750)
Non-compete agreements	1,247	1,247	(1,247)	(1,247)

	3,347	3,347	(3,312)	(2,997)
Intangible assets not subject to amortization:
Licenses and accreditations	12,382	11,479	—	—
Trade names	58,551	37,800	—	—
Certificates of need	13,417	9,946	—	—

	84,350	59,225	—	—

Total	$87,697	$62,572	$(3,312)	$(2,997)

Amortization expense related to definite-lived intangible assets was $0.1 million for both the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Estimated amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $0.4 million, $0, $0, $0 and $0, respectively. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

5. Property and Equipment

Property and equipment consists of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Land	$430,179	$214,138
Building and improvements	2,081,246	1,277,800
Equipment	320,234	141,543
Construction in progress	146,070	195,042

	2,977,729	1,828,523
Less accumulated depreciation	(191,083)	(119,470)

Property and equipment, net	$2,786,646	$1,709,053

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$600,594	$500,750
Senior Secured Term B Loans	1,439,088	495,000
Senior Secured Revolving Line of Credit	171,000	158,000
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	—
9.0% and 9.5% Revenue Bonds	22,410	22,410
Less: unamortized debt issuance costs, discount and premium	(61,615)	(35,416)

	3,661,477	2,240,744
Less: current portion	(77,598)	(45,360)

Long-term debt	$3,583,879	$2,195,384

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

On May 26, 2016, the Company entered into a Tranche B-1 Repricing Amendment (the “Tranche B-1 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduces the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, the Company entered into a Tranche B-2 Repricing Amendment (the “Tranche B-2 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduces the Applicable Rate with respect to the New TLB Facility from 3.75% to 3.0% in the case of Eurodollar Rate loans and 2.75% to 2.0% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, the Company recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

The Company had $120.6 million of availability under the revolving line of credit as of September 30, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $12.6 million for September 30, 2016 to December 31, 2016, $16.8 million for March 31, 2017 to December 31, 2017, and $20.9 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.25% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of September 30, 2016, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

8. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of September 30, 2016, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,662,863 shares were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $7.1 million and $5.3 million in equity-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $21.0 million and $14.6 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $59.4 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years. As of September 30, 2016, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $2.9 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $8.3 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the three and nine months ended September 30, 2015 was $1.7 million and $8.0 million, respectively.

Stock option activity during 2015 and 2016 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	737,422	$32.19	8.09	$14,512
Options granted	204,700	63.07	9.21	1,724
Options exercised	(214,079)	42.75	N/A	9,890
Options cancelled	(33,300)	46.53	N/A	N/A

Options outstanding at December 31, 2015	694,743	42.87	7.70	20,717
Options granted	456,850	59.26	9.48	—
Options exercised	(55,808)	32.40	N/A	1,541
Options cancelled	(79,200)	56.61	N/A	N/A

Options outstanding at September 30, 2016	1,016,585	$50.07	8.04	$9,744

Options exercisable at December 31, 2015	106,330	$36.41	5.83	$4,968

Options exercisable at September 30, 2016	290,884	$41.80	6.31	$7,114

Restricted stock activity during 2015 and 2016 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	722,028	$39.77
Granted	503,052	62.67
Cancelled	(44,900)	49.55
Vested	(235,618)	34.93

Unvested at December 31, 2015	944,562	$52.74
Granted	299,047	58.99
Cancelled	(87,803)	57.14
Vested	(308,094)	46.88

Unvested at September 30, 2016	847,712	$56.64

Restricted stock unit activity during 2015 and 2016 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at December 31, 2015	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at September 30, 2016	273,599	$59.68

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Weighted average grant-date fair value of options	$19.35	$21.78
Risk-free interest rate	1.3%	1.5%
Expected volatility	33%	35%
Expected life (in years)	5.5	5.5

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

9. Income Taxes

The provision for income taxes for continuing operations for the three months ended September 30, 2016 and 2015 reflects effective tax rates of (2.1)% and 30.4%, respectively. The provision for income taxes for continuing operations for the nine months ended September 30, 2016 and 2015 reflects effective tax rates of (292.8)% and 31.0%, respectively. The change in the tax rate for the three and nine months ended September 30, 2016 is primarily attributable to the loss on divestiture related to our planned divestiture in the U.K.

10. Derivative Instruments

The Company entered into foreign currency forward contracts during the three and nine months ended September 30, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, changes in fair value resulted in gains of $15 thousand and $0.5 million for the three and nine months ended September 30, 2016, respectively, and losses of $1.0 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, which have been recorded in the consolidated statements of income.

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

The Company has designated the cross currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of the cross currency swap agreements of $49.9 million is recorded as an asset within derivative instruments on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive income as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities in the condensed consolidated statements of cash flows.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liabilities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Amended and Restated Senior Credit Facility	$2,174,174	$1,135,861	$2,174,174	$1,135,861
6.125% Senior Notes due 2021	$147,448	$147,082	$152,240	$149,288
5.125% Senior Notes due 2022	$295,266	$294,749	$292,313	$275,590
5.625% Senior Notes due 2023	$640,257	$639,431	$649,861	$604,262
6.500% Senior Notes due 2024	$381,032	$—	$399,131	$—
9.0% and 9.5% Revenue Bonds	$23,300	$23,621	$23,300	$23,621
Derivative instruments	$49,903	$—	$49,903	$—
Contingent consideration liabilities	$667	$667	$667	$667

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

12. Commitments and Contingencies

Professional and General Liability

Effective September 1, 2016, a portion of the Company’s professional liability risks is insured through a 100% owned insurance subsidiary. Subject to a $2.0 million per occurrence self-insured retention, the Company’s 100% owned insurance subsidiary insures the Company for professional liability losses up to $50.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks generally above a retention level of $2.0 million and up to $50.0 million in the aggregate.

Legal Proceedings

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

13. Noncontrolling Interests

On May 2, 2016, the Company opened Crestwyn Behavioral Health, a de novo inpatient psychiatric facility located in Memphis, Tennessee. The Company owns 60% of the equity interests in the facility, and two noncontrolling partners each own 20%. The value of the 40% noncontrolling interests approximates $6.0 million and is based on the fair value of contributions. The Company consolidates the operations of the facility based on its 60% equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

On August 31, 2015, the Company completed the acquisition of a controlling interest in Southcoast, an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25%

noncontrolling interest approximates $9.2 million. The Company considered an income approach and other valuation methodologies to value the noncontrolling interests. The Company consolidates the operations of the facility based on its 75% equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

14. Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid expenses	$32,568	$21,817
Other receivables	24,850	17,518
Income taxes receivable	9,790	6,540
Workers’ compensation deposits – current portion	7,500	7,500
Insurance receivable – current portion	5,290	5,290
Inventory	4,758	4,681
Other	2,872	3,549

Other current assets	$87,628	$66,895

15. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued expenses	$42,804	$17,921
Unearned income	24,516	446
Accrued interest	13,523	26,132
Insurance liability – current portion	10,490	10,490
Accrued property taxes	4,474	2,951
Income taxes payable	121	7,367
Other current liabilities	8,585	7,499

Other accrued liabilities	$104,513	$72,806

16. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. (the “U.S. Facilities”) and its facilities in the U.K. (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At September 30, 2016, the U.S. Facilities included 211 behavioral healthcare facilities with approximately 8,500 beds in 39 states and Puerto Rico, and the U.K. Facilities included 378 behavioral healthcare facilities with approximately 9,400 beds in the U.K. The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
U.S. Facilities	$431,521	$379,857	$1,269,994	$1,037,250
U.K. Facilities	303,146	97,875	836,004	256,117
Corporate and Other	(2)	1,998	2,028	5,806

	$734,665	$479,730	$2,108,026	$1,299,173

Segment EBITDA(1):
U.S. Facilities	$108,810	$101,636	$334,230	$280,342
U.K. Facilities	67,795	23,015	185,664	62,197
Corporate and Other	(20,767)	(16,183)	(60,818)	(49,556)

	$155,838	$108,468	$459,076	$292,983

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA(1)	$155,838	$108,468	$459,076	$292,983
Plus (less):
Equity-based compensation expense	(7,145)	(5,327)	(20,989)	(14,576)
Debt extinguishment costs	(3,411)	(9,979)	(3,411)	(9,979)
Loss on divestiture	(174,739)	—	(174,739)	—
Gain (loss) on foreign currency derivatives	15	(1,018)	523	(1,926)
Transaction-related expenses	(1,111)	(5,842)	(33,483)	(31,415)
Interest expense, net	(48,843)	(27,737)	(135,315)	(77,932)
Depreciation and amortization	(36,418)	(16,890)	(101,145)	(44,920)

(Loss) income from continuing operations before income taxes	$(115,814)	$41,675	$(9,483)	$112,235

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2016	$1,941,873	$186,342	$—	$2,128,215
Increase from 2016 acquisitions	95,206	669,965	—	765,171
Foreign currency translation	—	(92,389)	—	(92,389)
Assets held for sale	—	(106,852)	—	(106,852)
Other	7,825	39	—	7,864

Balance at September 30, 2016	$2,044,904	$657,105	$—	$2,702,009

	September 30, 2016	December 31, 2015
Assets (2):
U.S. Facilities	$3,379,195	$3,061,519
U.K. Facilities	2,907,903	1,045,922
Corporate and Other	165,880	171,767

	$6,452,978	$4,279,208

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, gain/loss on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $1.0 billion, U.K. Facilities of $1.7 billion and corporate and other of $33.1 million at September 30, 2016. Assets include property and equipment for the U.S. Facilities of $832.2 million, U.K. Facilities of $824.4 million and corporate and other of $52.4 million at December 31, 2015.

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

18. Subsequent Events

On October 18, 2016, the Company signed a definitive agreement with BC Partners for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds. Management believes the planned divestiture addresses the CMA’s competition concerns. The Company expects the sale to be approved by the CMA on or before November 18, 2016 and expects to complete the sale shortly thereafter. If the sale is approved by the CMA and completed, the Company will receive £320 million cash for the sale. If the sale is not approved by the CMA, the Company expects that the CMA will proceed with a phase 2 investigation.

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$5,160	$22,591	$—	$27,751
Accounts receivable, net	—	211,981	65,587	—	277,568
Other current assets	—	65,136	22,492	—	87,628

Total current assets	—	282,277	110,670	—	392,947
Property and equipment, net	—	934,633	1,852,013	—	2,786,646
Goodwill	—	1,938,368	763,641	—	2,702,009
Intangible assets, net	—	56,653	27,732	—	84,385
Deferred tax assets – noncurrent	3,587	—	4,691	(4,487)	3,791
Derivative instruments	49,903	—	—	—	49,903
Investment in subsidiaries	4,985,674	—	—	(4,985,674)	—
Assets held for sale	—	—	392,483	—	392,483
Other assets	854,658	36,030	2,326	(852,200)	40,814

Total assets	$5,893,822	$3,247,961	$3,153,556	$(5,842,361)	$6,452,978

Current liabilities:
Current portion of long-term debt	$77,363	$—	$235	$—	$77,598
Accounts payable	—	58,984	33,835	—	92,819
Accrued salaries and benefits	—	70,085	35,223	—	105,308
Other accrued liabilities	13,524	34,912	56,077	—	104,513

Total current liabilities	90,887	163,981	125,370	—	380,238
Long-term debt	3,560,814	—	875,265	(852,200)	3,583,879
Deferred tax liabilities – noncurrent	—	8,684	77,246	(4,487)	81,443
Other liabilities	—	104,586	42,564	—	147,150

Total liabilities	3,651,701	277,251	1,120,445	(856,687)	4,192,710

Redeemable noncontrolling interests	—	—	18,147	—	18,147

Total equity	2,242,121	2,970,710	2,014,964	(4,985,674)	2,242,121

Total liabilities and equity	$5,893,822	$3,247,961	$3,153,556	$(5,842,361)	$6,452,978

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

Three Months Ended September 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$420,061	$324,741	$—	$744,802
Provision for doubtful accounts	—	(9,383)	(754)	—	(10,137)

Revenue	—	410,678	323,987	—	734,665
Salaries, wages and benefits	7,145	224,692	176,405	—	408,242
Professional fees	—	21,140	26,547	—	47,687
Supplies	—	19,467	11,088	—	30,555
Rents and leases	—	8,759	10,981	—	19,740
Other operating expenses	—	51,536	28,212	—	79,748
Depreciation and amortization	—	15,105	21,313	—	36,418
Interest expense, net	13,388	19,258	16,197	—	48,843
Debt extinguishment costs	3,411	—	—	—	3,411
Loss on divestiture	—	—	174,739	—	174,739
Gain on foreign currency derivatives	(15)	—	—	—	(15)
Transaction-related expenses	—	—	1,111	—	1,111

Total expenses	23,929	359,957	466,593	—	850,479
(Loss) income from continuing operations before income taxes	(23,929)	50,721	(142,606)	—	(115,814)
Equity in earnings of subsidiaries	(99,875)	—	—	99,875	—
(Benefit from) provision for income taxes	(5,594)	38,654	(30,664)	—	2,396

(Loss) income from continuing operations	(118,210)	12,067	(111,942)	99,875	(118,210)
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net (loss) income	(118,210)	12,067	(111,942)	99,875	(118,210)
Net loss attributable to noncontrolling interests	—	—	402	—	402

Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(118,210)	$12,067	$(111,540)	$99,875	$(117,808)

Other comprehensive loss:
Foreign currency translation loss	—	—	(89,645)	—	(89,645)
Gain on derivative instruments	6,387	—	—	—	6,387

Other comprehensive income (loss)	6,387	—	(89,645)	—	(83,258)

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(111,823)	$12,067	$(201,185)	$99,875	$(201,066)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$377,582	$111,164	$—	$488,746
Provision for doubtful accounts	—	(8,531)	(485)	—	(9,016)

Revenue	—	369,051	110,679	—	479,730
Salaries, wages and benefits	5,327	191,032	62,051	—	258,410
Professional fees	—	21,551	9,208	—	30,759
Supplies	—	17,349	4,285	—	21,634
Rents and leases	—	7,624	918	—	8,542
Other operating expenses	—	47,113	10,131	—	57,244
Depreciation and amortization	—	10,578	6,312	—	16,890
Interest expense, net	15,934	6,036	5,767	—	27,737
Debt extinguishment costs	9,979	—	—	—	9,979
Loss on foreign currency derivatives	1,018	—	—	—	1,018
Transaction-related expenses	—	2,831	3,011	—	5,842

Total expenses	32,258	304,114	101,683	—	438,055
(Loss) income from continuing operations before income taxes	(32,258)	64,937	8,996	—	41,675
Equity in earnings of subsidiaries	50,840	—	—	(50,840)	—
(Benefit from) provision for income taxes	(10,504)	21,383	1,790	—	12,669

Income (loss) from continuing operations	29,086	43,554	7,206	(50,840)	29,006
Income from discontinued operations, net of income taxes	—	80	—	—	80

Net income (loss)	29,086	43,634	7,206	(50,840)	29,086
Net loss attributable to noncontrolling interests	—	—	464	—	464

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$29,086	$43,634	$7,670	$(50,840)	$29,550

Other comprehensive income:
Foreign currency translation gain	—	—	(32,707)	—	(32,707)

Other comprehensive income	—	—	(32,707)	—	(32,707)

Comprehensive income (loss)	$29,086	$43,634	$(25,037)	$(50,840)	$(3,157)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

Nine Months Ended September 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,245,227	$893,812	$—	$2,139,039
Provision for doubtful accounts	—	(28,318)	(2,695)	—	(31,013)

Revenue	—	1,216,909	891,117	—	2,108,026
Salaries, wages and benefits	20,989	648,669	487,899	—	1,157,557
Professional fees	—	66,967	71,003	—	137,970
Supplies	—	57,456	30,993	—	88,449
Rents and leases	—	25,857	29,156	—	55,013
Other operating expenses	—	151,485	79,465	—	230,950
Depreciation and amortization	—	42,072	59,073	—	101,145
Interest expense, net	37,452	57,394	40,469	—	135,315
Debt extinguishment costs	3,411	—	—	—	3,411
Loss on divestiture	—	—	174,739	—	174,739
Gain on foreign currency derivatives	(523)	—	—	—	(523)
Transaction-related expenses	—	25,624	7,859	—	33,483

Total expenses	61,329	1,075,524	980,656	—	2,117,509
(Loss) income from continuing operations before income taxes	(61,329)	141,385	(89,539)	—	(9,483)
Equity in earnings of subsidiaries	8,937	—	—	(8,937)	—
(Benefit from) provision for income taxes	(15,142)	62,247	(19,338)	—	27,767

(Loss) income from continuing operations	(37,250)	79,138	(70,201)	(8,937)	(37,250)
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net (loss) income	(37,250)	79,138	(70,201)	(8,937)	(37,250)
Net loss attributable to noncontrolling interests	—	—	1,575	—	1,575

Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(37,250)	$79,138	$(68,626)	$(8,937)	$(35,675)

Other comprehensive loss:
Foreign currency translation loss	—	—	(351,528)	—	(351,528)
Gain on derivative instruments	30,306	—	—	—	30,306

Other comprehensive income (loss)	30,306	—	(351,528)	—	(321,222)

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(6,944)	$79,138	$(420,154)	$(8,937)	$(356,897)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,029,198	$295,504	$—	$1,324,702
Provision for doubtful accounts	—	(23,516)	(2,013)	—	(25,529)

Revenue	—	1,005,682	293,491	—	1,299,173
Salaries, wages and benefits	14,576	530,221	162,786	—	707,583
Professional fees	—	60,615	22,600	—	83,215
Supplies	—	47,287	11,143	—	58,430
Rents and leases	—	20,143	2,496	—	22,639
Other operating expenses	—	122,505	26,394	—	148,899
Depreciation and amortization	—	29,840	15,080	—	44,920
Interest expense, net	46,988	17,639	13,305	—	77,932
Debt extinguishment costs	9,979	—	—	—	9,979
Loss on foreign currency derivatives	1,926	—	—	—	1,926
Transaction-related expenses	—	24,193	7,222	—	31,415

Total expenses	73,469	852,443	261,026	—	1,186,938
(Loss) income from continuing operations before income taxes	(73,469)	153,239	32,465	—	112,235
Equity in earnings of subsidiaries	127,108	—	—	(127,108)	—
(Benefit from) provision for income taxes	(23,885)	50,634	8,045	—	34,794

Income (loss) from continuing operations	77,524	102,605	24,420	(127,108)	77,441
Income from discontinued operations, net of income taxes	—	83	—	—	83

Net income (loss)	77,524	102,688	24,420	(127,108)	77,524
Net loss attributable to noncontrolling interests	—	—	464	—	464

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$77,524	$102,688	$24,884	$(127,108)	$77,988

Other comprehensive income:
Foreign currency translation gain	—	—	(15,923)	—	(15,923)

Other comprehensive income	—	—	(15,923)	—	(15,923)

Comprehensive income (loss)	$77,524	$102,688	$8,961	$(127,108)	$62,065

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net (loss) income	$(37,250)	$79,138	$(70,201)	$(8,937)	$(37,250)
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(8,937)	—	—	8,937	—
Depreciation and amortization	—	42,072	59,073	—	101,145
Amortization of debt issuance costs	8,035	—	(321)	—	7,714
Equity-based compensation expense	20,989	—	—	—	20,989
Deferred income tax (benefit) expense	—	26,381	(524)	—	25,857
Loss from discontinued operations, net of taxes	—	—	—	—	—
Debt extinguishment costs	3,411	—	—	—	3,411
Loss on divestiture	—	—	174,739	—	174,739
Gain on foreign currency derivatives	(523)	—	—	—	(523)
Other	—	826	(95)	—	731
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(26,055)	13,476	—	(12,579)
Other current assets	—	(4,901)	(8,072)	—	(12,973)
Other assets	(2,780)	(818)	(316)	2,780	(1,134)
Accounts payable and other accrued liabilities	—	31,633	(29,566)	—	2,067
Accrued salaries and benefits	—	3,527	(14,286)	—	(10,759)
Other liabilities	—	5,975	(2,229)	—	3,746

Net cash (used in) provided by continuing operating activities	(17,055)	157,778	121,678	2,780	265,181
Net cash used in discontinued operating activities	—	(5,524)	—	—	(5,524)

Net cash (used in) provided by operating activities	(17,055)	152,254	121,678	2,780	259,657
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(103,189)	(580,096)	—	(683,285)
Cash paid for capital expenditures	—	(142,626)	(107,335)	—	(249,961)
Cash paid for real estate acquisitions	—	(26,146)	(11,801)	—	(37,947)
Settlement of foreign currency derivatives	—	523	—	—	523
Other	—	(1,135)	—	—	(1,135)

Net cash used in investing activities	—	(272,573)	(699,232)	—	(971,805)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	179,000	—	—	—	179,000
Principal payments on revolving credit facility	(166,000)	—	—	—	(166,000)
Principal payments on long-term debt	(46,069)	—	(2,780)	2,780	(46,069)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Payment of debt issuance costs	(35,748)	—	—	—	(35,748)
Issuance of common stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(7,917)	—	—	—	(7,917)
Excess tax benefit from equity awards	—	—	—	—	—
Other	—	(1,821)	—	—	(1,821)
Cash (used in) provided by intercompany activity	(722,919)	125,313	603,166	(5,560)	—

Net cash provided by (used in) financing activities	17,055	123,492	600,386	(2,780)	738,153

Effect of exchange rate changes on cash	—	—	(9,469)	—	(9,469)

Net increase in cash and cash equivalents	—	3,173	13,363	—	16,536
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215

Cash and cash equivalents at end of the period	$—	$5,160	$22,591	$—	$27,751

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of an extended review of our acquisition of Priory by the CMA, including a potential phase 2 investigation, and the resulting delay in our ability to integrate Priory’s business;

•	our ability to divest certain of our U.K. behavioral healthcare facilities and take other actions required by the CMA on acceptable terms and within expected timeframes, and the CMA’s approval of our planned divestiture of certain of our U.K. behavioral healthcare facilities;

•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally following the referendum in the U.K. on June 23, 2016, in which voters approved an exit from the European Union, or Brexit;

•	the impact of fluctuations in foreign exchange rates, including the recent devaluation of the GBP relative to the USD following the Brexit vote;

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Priory and CRC acquisitions, or realizing the potential benefits and synergies of our acquisitions;

•	our ability to implement our business strategies in the U.K. and adapt to the regulatory and business environment in the U.K.;

•	the impact of payments received from the government and third-party payors on our revenues and results of operations including the significant dependence of the Priory and Partnerships in Care facilities on payments received from the NHS;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against us or our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the U.S. and abroad;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks (e.g., exposure to the new regulatory regimes such as the U.K. for Priory and Partnerships in Care and various investigations relating to CRC);

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities (including those from Priory, CRC and Partnerships in Care) on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenues;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in states where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	the impact of a change in the mix of our earnings, and changes in tax rates and laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2016, we operated 589 behavioral healthcare facilities with over 17,900 beds in 39 states, the U.K. and Puerto Rico. During the nine months ended September 30, 2016, we acquired 328 facilities and added approximately 688 new beds, including 548 beds to existing facilities and 140 beds added through the opening of two de novo facilities. For the year ending December 31, 2016, we expect to add approximately 800 total beds exclusive of acquisitions.

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

On June 1, 2016, we completed the acquisition of certain facilities from Pocono Mountain, an inpatient psychiatric facility with 108 beds located in Henryville, Pennsylvania, for total consideration of approximately $25.2 million. We may make cash payments of up to $5.0 million under an earn-out agreement, contingent upon achievement by Pocono Mountain of certain operating and performance targets for the one-year period ending May 31, 2017.

Planned U.K. Divestiture

The CMA in the U.K. has been reviewing our acquisition of Priory. On July 14, 2016, the CMA announced that our acquisition of Priory would be referred for a phase 2 investigation unless we offered acceptable undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that we had offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA will consider our undertakings.

On October 18, 2016, we signed a definitive agreement with BC Partners for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds. We believe the planned divestiture addresses the CMA’s competition concerns. We expect the sale to be approved by the CMA on or before November 18, 2016 and we expect to complete the sale shortly thereafter. If the sale is approved by the CMA and completed, we will receive £320 million cash for the sale. If the sale is not approved by the CMA, we expect that the CMA will proceed with a phase 2 investigation.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$136,014	18.3%	$114,663	23.5%	$398,011	18.6%	$306,196	23.0%
Medicare	70,563	9.5%	57,263	11.7%	198,183	9.3%	158,395	12.0%
Medicaid	182,432	24.5%	160,337	32.8%	542,594	25.4%	440,865	33.3%
NHS	278,524	37.4%	97,040	19.9%	771,496	36.1%	252,675	19.1%
Self-Pay	68,608	9.2%	47,597	9.7%	200,451	9.4%	127,884	9.7%
Other	8,661	1.1%	11,846	2.4%	28,304	1.2%	38,687	2.9%

Revenue before provision for doubtful accounts	744,802	100.0%	488,746	100.0%	2,139,039	100.0%	1,324,702	100.0%
Provision for doubtful accounts	(10,137)		(9,016)		(31,013)		(25,529)

Revenue	$734,665		$479,730		$2,108,026		$1,299,173

The following tables present a summary of our aging of accounts receivable as of September 30, 2016 and December 31, 2015:

	Current	30-90	90-150	>150	Total
September 30, 2016
Commercial	17.3%	6.8%	3.2%	4.3%	31.6%
Medicare	11.3%	1.6%	0.6%	1.1%	14.6%
Medicaid	20.2%	5.7%	2.9%	4.6%	33.4%
NHS	7.2%	3.4%	0.2%	0.2%	11.0%
Self-Pay	2.2%	1.5%	1.5%	3.2%	8.4%
Other	0.5%	0.1%	0.1%	0.3%	1.0%

Total	58.7%	19.1%	8.5%	13.7%	100.0%

	Current	30-90	90-150	>150	Total
December 31, 2015
Commercial	16.6%	9.1%	3.2%	3.0%	31.9%
Medicare	12.6%	2.3%	1.2%	0.4%	16.5%
Medicaid	23.4%	6.7%	2.8%	4.2%	37.1%
NHS	1.6%	3.1%	0.5%	—%	5.2%
Self-Pay	1.7%	1.8%	2.0%	3.0%	8.5%
Other	0.5%	0.1%	0.1%	0.1%	0.8%

Total	56.4%	23.1%	9.8%	10.7%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$744,802		$488,746		$2,139,039		$1,324,702
Provision for doubtful accounts	(10,137)		(9,016)		(31,013)		(25,529)

Revenue	734,665	100.0%	479,730	100.0%	2,108,026	100.0%	1,299,173	100.0%
Salaries, wages and benefits	408,242	55.6%	258,410	53.9%	1,157,557	54.9%	707,583	54.5%
Professional fees	47,687	6.5%	30,759	6.4%	137,970	6.5%	83,215	6.4%
Supplies	30,555	4.2%	21,634	4.5%	88,449	4.2%	58,430	4.5%
Rents and leases	19,740	2.7%	8,542	1.8%	55,013	2.6%	22,639	1.7%
Other operating expenses	79,748	10.9%	57,244	11.9%	230,950	11.0%	148,899	11.5%
Depreciation and amortization	36,418	5.0%	16,890	3.5%	101,145	4.8%	44,920	3.5%
Interest expense	48,843	6.6%	27,737	5.8%	135,315	6.4%	77,932	6.0%
Debt extinguishment costs	3,411	0.5%	9,979	2.1%	3,411	0.2%	9,979	0.8%
Loss on divestiture	174,739	23.8%	—	—%	174,739	8.3%	—	—%
(Gain) loss on foreign currency derivatives	(15)	(0.1)%	1,018	0.2%	(523)	(0.1)%	1,926	0.1%
Transaction-related expenses	1,111	0.1%	5,842	1.2%	33,483	1.6%	31,415	2.4%

Total expenses	850,479	115.8%	438,055	91.3%	2,117,509	100.4%	1,186,938	91.4%

(Loss) income from continuing operations before income taxes	(115,814)	(15.8)%	41,675	8.7%	(9,483)	(0.4)%	112,235	8.6%
Provision for income taxes	2,396	0.3%	12,669	2.6%	27,767	1.3%	34,794	2.7%

(Loss) income from continuing operations	$(118,210)	(16.1)%	$29,006	6.1%	$(37,250)	(1.7)%	$77,441	5.9%

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $256.1 million, or 52.4%, to $744.8 million for the three months ended September 30, 2016 from $488.7 million for the three months ended September 30, 2015. The increase related primarily to revenue generated during the three months ended September 30, 2016 from the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. The decrease in the GBP to USD exchange rate had an unfavorable impact on revenue before provision for doubtful accounts of $15.0 million for the three months ended September 30, 2016. Same-facility revenue before provision for doubtful accounts increased by $29.6 million, or 6.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, resulting from same-facility growth in patient days of 6.3%. Consistent with the same-facility patient day growth in 2015, the growth in same-facility patient days for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $10.1 million for the three months ended September 30, 2016, or 1.4% of revenue before provision for doubtful accounts, compared to $9.0 million for the three months ended September 30, 2015, or 1.8% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $408.2 million for the three months ended September 30, 2016 compared to $258.4 million for the three months ended September 30, 2015, an increase of $149.8 million. SWB expense included $7.1 million and $5.3 million of equity-based compensation expense for the three months ended September 30, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $401.1 million, or 54.6% of revenue, for the three months ended September 30, 2016, compared to $253.1 million, or 52.8% of revenue, for the three months ended September 30, 2015. The $148.0 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $244.2 million for the three months ended September 30, 2016, or 50.9% of revenue, compared to $224.0 million for the three months ended September 30, 2015, or 49.6% of revenue.

Professional fees. Professional fees were $47.7 million for the three months ended September 30, 2016, or 6.5% of revenue, compared to $30.8 million for the three months ended September 30, 2015, or 6.4% of revenue. The $16.9 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility professional fees were $23.7 million for the three months ended September 30, 2016, or 5.0% of revenue, compared to $25.1 million, for the three months ended September 30, 2015, or 5.6% of revenue.

Supplies. Supplies expense was $30.6 million for the three months ended September 30, 2016, or 4.2% of revenue, compared to $21.6 million for the three months ended September 30, 2015, or 4.5% of revenue. The $8.9 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $21.1 million for the three months ended September 30, 2016, or 4.4% of revenue, compared to $19.8 million for the three months ended September 30, 2015, or 4.4% of revenue.

Rents and leases. Rents and leases were $19.7 million for the three months ended September 30, 2016, or 2.7% of revenue, compared to $8.5 million for the three months ended September 30, 2015, or 1.8% of revenue. The $11.2 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility rents and leases were $8.6 million for the three months ended September 30, 2016, or 1.8% of revenue, compared to $7.6 million for the three months ended September 30, 2015, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $79.7 million for the three months ended September 30, 2016, or 10.9% of revenue, compared to $57.2 million for the three months ended September 30, 2015, or 11.9% of revenue. The $22.5 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility other operating expenses were $52.9 million for the three months ended September 30, 2016, or 11.0% of revenue, compared to $51.4 million for the three months ended September 30, 2015, or 11.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $36.4 million for the three months ended September 30, 2016, or 5.0% of revenue, compared to $16.9 million for the three months ended September 30, 2015, or 3.5% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2015 and 2016 and real estate acquired as part of the 2015 and 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $48.8 million for the three months ended September 30, 2016 compared to $27.7 million for the three months ended September 30, 2015. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.625% Senior Notes on September 21, 2015 and the issuance of the 6.500% Senior Notes on February 16, 2016.

Debt extinguishment costs. Debt extinguishment costs for the three months ended September 30, 2016 represent $3.4 million of charges recorded in connection with the Tranche B-2 Repricing Amendment. The debt extinguishment costs for the three months ended September 30, 2015 represent $6.9 million of cash charges and $3.1 million of noncash charges recorded in connection with the purchase of approximately $88.3 million aggregate principal amount of outstanding 12.875% Senior Notes.

Loss on divestiture. As part of our planned divestiture in the U.K., we recorded $174.7 million of loss on divestiture for the three months ended September 30, 2016, which included an allocation of goodwill to the U.K. Disposal Group of approximately $106.9 million, estimated transaction-related expenses of approximately $25.6 million and a loss on the sale of property of $42.2 million.

(Gain) loss on foreign currency derivatives. We entered into foreign currency forward contracts during the three months ended September 30, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $15 thousand for the three months ended September 30, 2016, compared to a loss on foreign currency derivatives of $1.0 million for the three months ended September 30, 2015.

Transaction-related expenses. Transaction-related expenses were $1.1 million for the three months ended September 30, 2016 compared to $5.8 million for the three months ended September 30, 2015. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2015 and 2016 Acquisitions, as summarized below (in thousands):

	Three Months Ended September 30,
	2016	2015
Legal, accounting and other costs	$1,111	$5,261
Severance and contract termination costs	—	581

	$1,111	$5,842

Provision for income taxes. For the three months ended September 30, 2016, the provision for income taxes was $2.4 million, reflecting an effective tax rate of (2.1)%, compared to $12.7 million, reflecting an effective tax rate of 30.4%, for the three months ended September 30, 2015. The change in the tax rate for the three months ended September 30, 2016 is primarily attributable to the loss on divestiture related to our planned divestiture in the U.K.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $814.3 million, or 61.5%, to $2.1 billion for the nine months ended September 30, 2016 from $1.3 billion for the nine months ended September 30, 2015. The increase related primarily to revenue generated during the nine months ended September 30, 2016 from the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. The decrease in the GBP to USD exchange rate had an unfavorable impact on revenue before provision for doubtful accounts of $24.4 million for the nine months ended September 30, 2016. Same-facility revenue before provision for doubtful accounts increased $99.0 million, or 7.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2015, resulting from same-facility growth in patient days of 7.4% and an increase in same-facility revenue per day of 0.3%. Consistent with the same-facility patient day growth in 2015, the growth in same-facility patient days for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $31.0 million for the nine months ended September 30, 2016, or 1.4% of revenue before provision for doubtful accounts, compared to $25.5 million for the nine months ended September 30, 2015, or 1.9% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $1.2 billion for the nine months ended September 30, 2016 compared to $707.6 million for the nine months ended September 30, 2015, an increase of $450.0 million. SWB expense included $21.0 million and $14.6 million of equity-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $1.1 billion, or 53.9% of revenue, for the nine months ended September 30, 2016, compared to $693.0 million, or 53.3% of revenue, for the nine months ended September 30, 2015. The $443.6 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $679.3 million for the nine months ended September 30, 2016, or 50.3% of revenue, compared to $626.7 million for the nine months ended September 30, 2015, or 50.0% of revenue.

Professional fees. Professional fees were $138.0 million for the nine months ended September 30, 2016, or 6.5% of revenue, compared to $83.2 million for the nine months ended September 30, 2015, or 6.4% of revenue. The $54.8 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility professional fees were $68.8 million for the nine months ended September 30, 2016, or 5.1% of revenue, compared to $70.4 million, for the nine months ended September 30, 2015, or 5.6% of revenue.

Supplies. Supplies expense was $88.4 million for the nine months ended September 30, 2016, or 4.2% of revenue, compared to $58.4 million for the nine months ended September 30, 2015, or 4.5% of revenue. The $30.0 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $60.3 million for the nine months ended September 30, 2016, or 4.5% of revenue, compared to $55.9 million for the nine months ended September 30, 2015, or 4.5% of revenue.

Rents and leases. Rents and leases were $55.0 million for the nine months ended September 30, 2016, or 2.6% of revenue, compared to $22.6 million for the nine months ended September 30, 2015, or 1.7% of revenue. The $32.4 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility rents and leases were $23.0 million for the nine months ended September 30, 2016, or 1.7% of revenue, compared to $20.9 million for the nine months ended September 30, 2015, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $231.0 million for the nine months ended September 30, 2016, or 11.0% of revenue, compared to $148.9 million for the nine months ended September 30, 2015, or 11.5% of revenue. The $82.1 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility other operating expenses were $148.2 million for the nine months ended September 30, 2016, or 11.0% of revenue, compared to $139.3 million for the nine months ended September 30, 2015, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $101.1 million for the nine months ended September 30, 2016, or 4.8% of revenue, compared to $44.9 million for the nine months ended September 30, 2015, or 3.5% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2015 and 2016 and real estate acquired as part of the 2015 and 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $135.3 million for the nine months ended September 30, 2016 compared to $77.9 million for the nine months ended September 30, 2015. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.625% Senior Notes on February 11, 2015 and September 21, 2015 and the issuance of the 6.500% Senior Notes on February 16, 2016.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2016 represent $3.4 million of charges recorded in connection with the Tranche B-2 Repricing Amendment. The debt extinguishment costs for the nine months ended September 30, 2015 represent $6.9 million of cash charges and $3.1 million of noncash charges recorded in connection with the purchase of approximately $88.3 million aggregate principal amount of outstanding 12.875% Senior Notes.

Loss on divestiture. As part of our planned divestiture in the U.K., we recorded $174.7 million of loss on divestiture for the nine months ended September 30, 2016, which included an allocation of goodwill to the U.K. Disposal Group of approximately $106.9 million, estimated transaction-related expenses of approximately $25.6 million and a loss on the sale of properties of $42.2 million.

(Gain) loss on foreign currency derivatives. We entered into foreign currency forward contracts during the nine months ended September 30, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the nine months ended September 30, 2016, compared to a loss on foreign currency derivatives of $1.9 million for the nine months ended September 30, 2015.

Transaction-related expenses. Transaction-related expenses were $33.5 million for the nine months ended September 30, 2016 compared to $31.4 million for the nine months ended September 30, 2015. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2015 and 2016 Acquisitions, as summarized below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Legal, accounting and other costs	$17,212	$14,315
Advisory and financing commitment fees	14,850	10,337
Severance and contract termination costs	1,421	6,763

	$33,483	$31,415

Provision for income taxes. For the nine months ended September 30, 2016, the provision for income taxes was $27.8 million, reflecting an effective tax rate of (292.8)%, compared to $34.8 million, reflecting an effective tax rate of 31.0%, for the nine months ended September 30, 2015. The change in the tax rate for the nine months ended September 30, 2016 is primarily attributable to the loss on divestiture related to our planned divestiture in the U.K.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2016 was $265.2 million compared to $143.6 million for the nine months ended September 30, 2015. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2015 and 2016 Acquisitions and the growth in same-facility operations. Days sales outstanding was 35 as of September 30, 2016 compared to 40 as of December 31, 2015, which was primarily due to the acquisition of Priory and its shorter timing of cash collections. As of September 30, 2016 and December 31, 2015, we had working capital of $12.7 million and $4.5 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2016 was $971.8 million compared to $616.8 million for the nine months ended September 30, 2015. Cash used in investing activities for the nine months ended September 30, 2016 primarily consisted of $683.3 million of cash paid for acquisitions. Cash paid for capital expenditures for the nine months ended September 30, 2016 was $250.0 million, consisting of $57.1 million of routine capital expenditures and $192.9 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.5% of revenue for the nine months ended September 30, 2016. Cash paid for real estate acquisitions was $37.9 million for the nine months ended September 30, 2016. Cash used in investing activities for the nine months ended September 30, 2015 primarily consisted of $391.2 million of cash paid for acquisitions, $200.8 million of cash paid for capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2016 was $738.2 million compared to $432.3 million for the nine months ended September 30, 2015. Cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of long-term debt borrowings of $1.5 billion, borrowings on our revolving credit facility of $179.0 million and an issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.3 billion, payment on revolving credit facility of $166.0 million, payment of debt issuance costs of $35.8 million, common stock withheld for minimum statutory taxes of $7.9 million and principal payments on long-term debt of $46.1 million. Cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of borrowings on long-term debt of $1.2 billion, borrowings on our revolving credit facility of $310.0 million, issuance of common stock of $331.4 million and an excess tax benefit from equity awards of $8.0 million, partially offset by repayment of assumed CRC debt of $904.5 million, repayment of senior notes of $88.3 million, principal payments on our revolving credit facility of $310.0 million, payment of debt issuance costs of $25.6 million, principal payments on long-term debt of $23.8 million, payment of premium for purchase of senior notes of $6.9 million and common stock withheld for minimum statutory taxes of $7.6 million.

We had total available cash and cash equivalents of $27.8 million and $11.2 million as of September 30, 2016 and December 31, 2015, respectively, of which approximately $22.6 million and $9.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., except for cash transfers under our cross currency swap agreements and other intercompany debt agreements. It is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduces the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, we entered into a Tranche B-2 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduces the Applicable Rate with respect to the New TLB Facility from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

We had $120.6 million of availability under the revolving line of credit as of September 30, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $12.6 million for September 30, 2016 to December 31, 2016, $16.8 million for March 31, 2017 to December 31, 2017, and $20.9 million for March 31, 2018 to December 31, 2018, with the remaining principal balance of the TLA Facility due on the maturity date of February 13, 2019. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’

assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 3.25% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 2.0% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 3.25%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

Eurodollar Rate Loans with respect to the Existing TLB Facility bear interest at the Existing TLB Applicable Rate (as defined below) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Existing TLB Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Existing TLB Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.0%, and with respect to Base Rate Loans, 2.0%. The New TLB Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Applicable Rate (as defined in the Amended and Restated Credit Agreement) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.0%, and with respect to Base Rate Loans, 2.0%.

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

As of September 30, 2016, the Company was in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2016 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$244,186	$884,649	$466,252	$3,116,145	$4,711,232
Operating leases	67,788	115,351	99,942	801,249	1,084,330
Purchase and other obligations (b)	4,133	31,463	1,972	28,323	65,891

Total obligations and commitments	$316,107	$1,031,463	$568,166	$3,945,717	$5,861,453

(a)	Amounts include required principal and interest payments. The projected interest payments reflect an interest rates in place on our variable-rate debt as of September 30, 2016.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had standby letters of credit outstanding of $8.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. With respect to our interest-bearing liabilities, our long-term debt outstanding at September 30, 2016 was composed of $1.5 billion of fixed-rate debt and $2.2 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by $5.2 million on an annual basis based upon our borrowing level at September 30, 2016.

Foreign Currency Risk

The functional currency for our U.K. facilities is GBP. Our revenue and earnings are sensitive to changes in GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in this exchange rate would cause a change in our net income of $12.5 million for the nine months ended September 30, 2016. In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. The Company has updated and supplemented certain risk factors previously disclosed in its periodic reports filed with the Securities and Exchange Commission as set forth below. The risks described herein and those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

An extended review of our acquisition of Priory by the Competition and Markets Authority (the “CMA”) in the U.K., including a potential phase 2 investigation, would delay our integration of Priory’s business. If we are unable to complete the planned divestiture of certain of our U.K. behavioral healthcare facilities and take other actions required by the CMA on acceptable terms and within expected timeframes, our business, financial condition and results of operations may be adversely affected.

We cannot determine when the CMA will complete its review of our acquisition of Priory and, until such review is complete, we will not be allowed to integrate Priory’s business. On October 18, 2016, we signed a definitive agreement with BC Partners for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds. We currently expect the CMA to approve such sale on or before November 18, 2016, however, the CMA may not approve the planned divestiture. Our business, financial condition and results of operations may suffer, and our expectations for the acquisition of Priory may not be met, if we are unable to integrate Priory’s business for an extended period as a result of the CMA’s ongoing review, including a potential phase 2 investigation, or if we are unable to complete the planned divestiture of certain of our U.K. behavioral healthcare facilities and take other actions required by the CMA on acceptable terms and within expected timeframes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	14,166	$55.22	—	—
August 1 – August 31	2,778	54.66	—	—
September 1 – September 30	—	—	—	—

Total	16,944

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2)

10.1	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Amended and Restated Credit Agreement. (3)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: November 2, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (1)

3.2	Amended and Restated Bylaws of Acadia Healthcare Company, Inc. (2)

10.1	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Amended and Restated Credit Agreement. (3)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.