Form 10-K
period 2016-12-31
Acadia Healthcare Company, Inc.
filed 2017-02-24
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $4.0 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $55.40 per share.

As of February 24, 2017, there were 87,553,024 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be held on May 25, 2017 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing quality patient care, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2016, we operated 573 behavioral healthcare facilities with approximately 17,100 beds in 39 states, the United Kingdom (“U.K.”) and Puerto Rico. During the year ended December 31, 2016, we acquired 328 facilities and added approximately 967 new beds (exclusive of acquisitions), including 827 to existing facilities and 140 added through the opening of two de novo facilities. During the year ended December 31, 2016, we also divested certain facilities, including 21 existing U.K. facilities and one de novo facility. For the year ending December 31, 2017, we expect to add approximately 800 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the United States (“U.S.”) and the U.K. Management believes that the Company is positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. and U.K.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

2016 U.S. Acquisitions

On June 1, 2016, we completed the acquisition of Pocono Mountain Recovery Center (“Pocono Mountain”), an inpatient psychiatric facility with 108 beds located in Henryville, Pennsylvania, for cash consideration of approximately $25.4 million. In addition, we may be required to make a cash payment of up to $5.0 million under an earn-out agreement, contingent upon achievement by Pocono Mountain of certain operating performance targets for the one-year period ending May 31, 2017.

On May 1, 2016, we completed the acquisition of TrustPoint Hospital (“TrustPoint”), an inpatient psychiatric facility with 100 beds located in Murfreesboro, Tennessee, for cash consideration of approximately $62.7 million.

On April 1, 2016, we completed the acquisition of Serenity Knolls (“Serenity Knolls”), an inpatient psychiatric facility with 30 beds located in Forest Knolls, California, for cash consideration of approximately $9.7 million.

Priory

On February 16, 2016, we completed the acquisition of Priory Group No. 1 Limited (“Priory”) for a total purchase price of approximately $2.2 billion, including cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of our common stock to shareholders of Priory. Priory was the leading independent provider of behavioral healthcare services in the U.K., operating 324 facilities with approximately 7,100 beds at the acquisition date.

The Competition and Markets Authority (the “CMA”) in the U.K. reviewed our acquisition of Priory. On July 14, 2016, the CMA announced that our acquisition of Priory was referred for a phase 2 investigation unless we offered acceptable undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that we had offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA would consider our undertakings.

On October 18, 2016, we signed a definitive agreement with BC Partners (“BC Partners”) for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds (collectively, the “U.K. Disposal Group”). On November 10, 2016, the CMA accepted our undertakings to sell the U.K. Disposal Group to BC Partners and confirmed that the divestiture satisfied the CMA’s concern about the impact of our acquisition of Priory on competition for the provision of behavioral healthcare services in certain markets in the U.K. As a result of the CMA’s acceptance of our undertakings, our acquisition of Priory was not referred for a phase 2 investigation. On November 30, 2016, we completed the sale of the U.K. Disposal Group to BC Partners for £320 million cash (the “U.K. Divestiture”).

2015 U.S. Acquisitions

On December 1, 2015, we completed the acquisition of certain facilities from MMO Behavioral Health Systems (“MMO”), including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, we completed the acquisitions of (i) Discovery House-Group Inc. (“Discovery House”) for cash consideration of approximately $118.3 million and (ii) Duffy’s Napa Valley Rehab (“Duffy’s”) for cash consideration of approximately $29.6 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California.

On August 31, 2015, we completed the acquisition of a controlling interest in Southcoast Behavioral (“Southcoast”), an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25% noncontrolling interest is approximately $9.2 million.

On July 1, 2015, we completed the acquisition of the assets of Belmont Behavioral Health (“Belmont”), an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania, for cash consideration of approximately $39.0 million which consists of $35.0 million base purchase price and a working capital settlement of $4.0 million.

On March 1, 2015, we acquired the stock of Quality Addiction Management, Inc. (“QAM”) for cash consideration of approximately $54.8 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

On February 11, 2015, we completed the acquisition of CRC Health Group, Inc. (“CRC”) for total consideration of approximately $1.3 billion. As consideration for the acquisition, we issued 5,975,326 shares of our common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness of $904.5 million. CRC was a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders operating 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states at the acquisition date.

2015 U.K. Acquisitions

On November 1, 2015, we completed the acquisition of Cleveland House (“Cleveland House”), an inpatient psychiatric facility with 32 beds located in England, for cash consideration of approximately $10.3 million.

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

On June 1, 2015, we completed the acquisitions of (i) one facility from Choice Lifestyles (“Choice”) for cash consideration of approximately $25.9 million and (ii) 15 facilities from Care UK Limited (“Care UK”) for approximately $88.2 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

On April 1, 2015, we completed the acquisitions of (i) two facilities from Choice for cash consideration of approximately $37.5 million, (ii) Pastoral Care Group (“Pastoral”) for approximately $34.2 million and (iii) Mildmay Oaks f/k/a Vista Independent

Hospital (“Mildmay Oaks”) for cash consideration of approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

For the years ended December 31, 2016 and 2015, we generated revenue of $2.8 billion and $1.8 billion, respectively. On a pro forma basis for the years ended December 31, 2016 and 2015, giving effect to the CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP, Manor Hall, Meadow View, Cleveland House, Duffy’s, Discovery House, MMO, Priory, Serenity Knolls, TrustPoint and Pocono Mountain acquisitions (collectively the “2015 and 2016 Acquisitions”) and the U.K. Divestiture as if such transactions had been completed as of January 1, 2015, we would have generated pro forma revenue of $2.8 billion and $2.7 billion, respectively. See “Pro Forma Financial Information” and “Note 4 – Acquisitions” in the Consolidated Financial Statements for additional details about pro forma information.

During 2014, we completed the acquisition of Skyway House, Croxton Warwick Lodge McCallum Place, Partnerships in Care and Pacific Grove Hospital (collectively with the acquisitions of CRC, QAM, Choice, Pastoral, Mildmay Oaks, Care UK, The Manor Clinic, Belmont, Southcoast, Danshell, H&SCP, Manor Hall, Meadow View, Cleveland House, Duffy’s, Discovery House and MMO, the “2014 and 2015 Acquisitions”).

Financing Transactions

On November 30, 2016, we entered into a Refinancing Facilities Amendment (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Amended and Restated Credit Agreement”). The Refinancing Amendment increased our line of credit on our revolving credit facility to $500.0 million from $300.0 million and reduced our Term Loan A facility (the “TLA Facility”) to $400.0 million from $600.6 million (together, the “Refinancing Facilities”). In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered the effective interest rate on our line of credit on our revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

On November 22, 2016, we entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Credit Agreement. The Tenth Amendment, among other things, (i) amended the negative covenant regarding dispositions, (ii) modified the collateral package to release any real property with a fair market value of less than $5.0 million and (iii) changed certain investment, indebtedness and lien baskets.

On September 21, 2016, we entered into a Tranche B-2 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to our $955.0 million incremental Term Loan B facility (the “New TLB Facility”) from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to our existing Term Loan B facility (the “Existing TLB Facility”) from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

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

On February 16, 2016, we entered into a Second Incremental Facility Amendment (the “Second Incremental Amendment”) to our Amended and Restated Credit Agreement. The Second Incremental Amendment activated our New TLB Facility and added $135.0 million to the TLA Facility to our Amended and Restated Senior Secured Credit Facility (the “Amended and Restated Senior Credit Facility”), subject to limited conditionality provisions. Borrowings under the New TLB Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

On January 25, 2016, we entered into the Ninth Amendment (the “Ninth Amendment”) to the Amended and Restated Credit Agreement. The Ninth Amendment modified certain definitions and provided increased flexibility to us in terms of our financial covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Senior Credit Facility” for additional information.

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

On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes due 2033 (the “5.625% Senior Notes”). The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015.The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, we have outstanding an aggregate of $650.0 million of 5.625% Senior Notes.

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

On April 22, 2015, we entered into an Eighth Amendment (the “Eighth Amendment”) to our Amended and Restated Credit Agreement. The Eighth Amendment changed the definition of “Change of Control” in part to remove a provision whose purpose was, when calculating whether a majority of incumbent directors have approved new directors, that any incumbent director that became a director as a result of a threatened or actual proxy contest was not counted in such calculation.

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes. We used the net proceeds to fund a portion of the consideration for the acquisition of CRC.

On February 11, 2015, we entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to the Amended and Restated Credit Agreement. The First Incremental Amendment activated our Existing TLB Facility that was added to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the Existing TLB Facility were used to fund a portion of the consideration for the acquisition of CRC.

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

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes” and together with the 5.125% Senior Notes, the 5.625% Senior Notes and the 6.500% Senior Notes, the “Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2013.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has over 190 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2014 survey by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 18.1% of adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 4.1% suffered from a serious mental illness. Further, approximately 8.1% of people aged 12 or older in 2014 were classified with a substance abuse disorder in the past year. According to the National Institute of Mental Health, over 20% of children, either currently or at some point in their life, have had a seriously debilitating mental disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options. According to a 2014 SAMHSA report, national expenditures at substance abuse treatment facilities are expected to reach $42.1 billion in 2020, up from $24.3 billion in 2009.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, recent healthcare reform in the U.S. is expected to increase access to industry services as more people obtain insurance coverage. A key aspect of reform legislation is the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral health and addiction benefits to provide such coverage to the same extent as other medical conditions. On December 13, 2016, President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral health and substance abuse disorders and contains measures intended to strengthen the MHPAEA.

The mental health hospitals market in the U.K. was estimated at £15.9 billion for 2014/2015. As a result of government budget constraints and an increased focus on quality, the independent mental health hospitals market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry. Demand for independent sector beds has grown significantly as a result of the National Health Service (the “NHS”) reducing its bed capacity and increasing hospitalization rates. Independent sector demand is expected to further increase in light of additional bed closures and reduction in community capacity by the NHS.

Leading platform in attractive healthcare niche. We are a leading behavioral healthcare platform in an industry that is undergoing consolidation in an effort to reduce costs and expand programs to better serve the growing need for inpatient behavioral healthcare services. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. and U.K.

Diversified revenue and payor bases. As of December 31, 2016, we operated 573 facilities in 39 states, the U.K. and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2016, we received 25% of our revenue from Medicaid, 36% from public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and Local Authorities), 19% from commercial payors, 9% from Medicare and 11% from other payors. As we receive Medicaid payments from 44 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. No facility accounted for more than 3% of revenue for the year ended December 31, 2016 and no state or U.S. territory accounted for more than 8% of revenue for the year ended December 31, 2016. Giving effect to the 2015 and 2016 Acquisitions and the U.K. Divestiture, our U.K. operations accounted for approximately 38% of our revenue for the year ended December 31, 2016. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2016, our maintenance capital expenditures amounted to approximately 3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

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

Opportunistically pursue acquisitions and partnerships. With the completed acquisitions of Priory, CRC and Partnerships in Care, we have positioned our company as a leading provider of mental health services in the U.S. and the U.K. The behavioral healthcare industry in the U.S. and the independent behavioral healthcare industry in the U.K. are highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities and entering into partnerships with healthcare providers to acquire and develop additional facilities. Acadia management believes there are a number of acquisition candidates available at attractive valuations, and we have a number of potential joint ventures and acquisitions in various stages of development and consideration in the U.S.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2016, we added approximately 967 new beds (exclusive of acquisitions), including 827 to existing facilities and 140 added through the opening of two de novo facilities. For the year ending December 31, 2017, we expect to add approximately 800 total beds exclusive of acquisitions. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration in the U.S., especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our U.S. facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services. The table below presents the percentage of our total U.S. revenue attributed to each category on a pro forma basis giving effect to the 2015 and 2016 Acquisitions for the year ended December 31, 2016:

Facility/Service	U.S. Revenue for the Year Ended December 31, 2016
Acute inpatient psychiatric facilities	42%
Specialty treatment facilities	41%
Residential treatment centers	15%
Outpatient community-based services	2%

We receive payments from the following sources for services rendered in our U.S. facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. For the year ended December 31, 2016 in our U.S. facilities, we received 42% of our revenue from Medicaid, 31% from commercial payors, 15% from Medicare and 12% from other payors.

At December 31, 2016, our U.S. facilities included 208 behavioral healthcare facilities with approximately 8,500 beds in 39 states and Puerto Rico. Of our U.S. facilities, approximately 19% are acute inpatient psychiatric facilities, approximately 73% are specialty treatment facilities, approximately 7% are residential treatment centers and approximately 1% are outpatient community-based service facilities at December 31, 2016. Of the 208 behavioral healthcare facilities, 111 are comprehensive treatment centers (“CTCs”) which is a subset of specialty treatment facilities. Of our CTCs, 13 are owned properties and 98 are leased properties. Of the 97 facilities that are not CTCs, 71 are owned properties and 26 are leased properties. For the years ended December 31, 2016 and 2015, our U.S. operations generated revenue of $1.7 billion and $1.4 billion, respectively.

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

Specialty Treatment Facilities

Our specialty treatment facilities include residential recovery facilities, eating disorder facilities and CTCs. We provide a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Our detoxification, inpatient, partial hospitalization and outpatient treatment programs are cost-effective and give patients access to the least restrictive level of care. All programs offer individualized treatment in a supportive and nurturing environment.

The majority of our specialty treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders, emotional trauma and abuse. The goal of our treatment facilities is to provide the appropriate level of treatment to an individual no matter where they are in the lifecycle of their disease in order to restore the individual to a healthier, more productive life, free from dependence on illicit substances and destructive behaviors. Our treatment facilities provide a number of different treatment services such as assessment, detoxification, medication-assisted treatment, counseling, education, lectures and group therapy. We assess and evaluate the medical, psychological and emotional needs of the patient and address these needs in the treatment process. Following this assessment, an individualized treatment program is designed to provide a foundation for a lifelong recovery process. Many modalities are used in our treatment programs to support the individual, including the twelve step philosophy, cognitive/behavioral therapies, supportive therapies and continuing care.

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

U.K. Operations

Overview

With the Priory and Partnerships in Care acquisitions, we are the leading independent provider of mental health services in the U.K. operating 365 inpatient behavioral health facilities with approximately 8,600 beds as of December 31, 2016. The facilities are located in England, Wales, Scotland and Northern Ireland. For the years ended December 31, 2016 and 2015, our U.K. operations generated revenue of $1.1 billion and $360.7 million, respectively, primarily through the operation and management of inpatient behavioral health facilities.

United Kingdom Healthcare and Adult Social Care Sectors

In the U.K., central government spending on health for fiscal year 2016-2017 is budgeted at approximately £144 billion, according to the U.K. government budget. This spending is primarily delivered by the NHS, which operates as three separate national public sector bodies in England, Scotland and Wales as well as the Northern Ireland Social Care Board. Local Government gross spending on adult social care for the fiscal year 2016-2017 is budgeted at approximately £23 billion and is commissioned by local authorities in England, Scotland and Wales, which we refer to as Local Authorities and by the Northern Ireland Social Care Board. The NHS, Local Authorities and Northern Ireland Social Care Board commissioners dominate the U.K. health and social care markets in terms of the funding of care. With the exception of the elderly residential and nursing care market, private health insurance and self-payment play a minor role in these sectors.

The mental health market in the U.K. was estimated at £15.9 billion for 2014/2015. The independent mental health market accounted for roughly £1.4 billion of that amount, or approximately 9% market share. As a result of government budget constraints and an increased focus on quality, the independent mental health market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry.

Publicly-funded healthcare services in England are commissioned at two levels as follows: (i) nationally by NHS England which, via its Local Area Teams commissions specialized healthcare services, including specialized Mental Health Secure, Eating Disorder and Children and Adolescent (CAMHS) services, and (ii) locally by over 200 local CCGs, which commission all acute, rehabilitation and community-based healthcare services. In Scotland and Wales, all healthcare services are commissioned by Local/Regional Health Boards.

The principal distinction between healthcare and social care relates to an individual’s assessed care needs. If there is a primary health need, services are commissioned by the NHS under the general NHS principle that the services are free at the point of delivery. In the case of adult social care, individuals’ healthcare-related needs have been assessed as being of secondary importance with services being means-tested. Local Authority commissioners of adult social care provided in care homes and other community settings are responsible for undertaking financial assessments to determine the level of contributions that individuals must pay towards the cost of their care. Individuals with income or capital above set statutory thresholds must fund the full cost of their care.

In recent years, the U.K. Government has placed increasing emphasis on implementing integrated care pathways across health and social care services. Integrated care pathways provide patients with highly coordinated and personalized care overseen by relevant commissioners working together to plan, arrange and monitor patient progression through each stage of the care pathway.

Additionally, mental health commissioning trends toward moving patients more quickly down care pathways, out of higher acuity, more intensive care settings towards community focused care services have increased the demand for community and rehabilitation services in the independent mental health market. The U.K. Department of Health recently identified priorities for essential change in mental health that include, among other things, funding providers based on the quality of their service rather than volume of patients, allocating funds to support specialized housing for people with mental health problems and adopting a new rating system and inspection process to improve the quality of care. Increasing political focus on the provision of mental health services in the U.K. and increasing support for the rights of mental health patients are expected to lead to further increases in the size of the mental health market in the U.K. In addition, rising demand for mental health services in the U.K. coupled with a constrained mental healthcare funding environment are increasing pressure to improve operational efficiency and refer patients to single provider programs with care pathways that more appropriately reflect each patient’s specific mental health needs. As a result of these pressures and an increased focus on quality, the independent mental health market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry.

Description of U.K. Facilities

In the U.K., we provide inpatient services through a variety of facilities, including mental health hospitals, clinics, care homes, schools, colleges and children’s homes. In addition to these services, we also operate a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (“EAP”) to organizations.

Our U.K. facilities and services can generally be classified into the following categories: healthcare facilities, education and children’s services, adult care facilities and elderly care facilities. The table below presents the percentage of our total U.K. revenue attributed to each category on a pro forma basis giving effect to the 2015 and 2016 Acquisitions and the U.K. Divestiture for the year ended December 31, 2016:

Facility/Service	U. K. Revenue for the Year Ended December 31, 2016
Healthcare facilities	55%
Education and Children’s Services	16%
Adult Care facilities	19%
Elderly Care facilities	10%

We receive payments from over 400 public funded sources in the U.K. (including the NHS, CCGs and Local Authorities) and individual patients and clients. For the year ended December 31, 2016 in our U.K. facilities, we received 91% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and Local Authorities) and 9% from other payors. On a pro forma basis for the year ended December 31, 2016, giving effect to the 2015 and 2016 Acquisitions and the U.K. Divestiture, we would have received 94% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and Local Authorities) and 6% from other payors.

At December 31, 2016, our U.K. facilities included 365 behavioral healthcare facilities with approximately 8,600 beds in the U.K. Of our U.K. facilities, approximately 20% are healthcare facilities, approximately 19% are education and children’s services facilities, approximately 50% are adult care facilities and approximately 11% are elderly care facilities at December 31, 2016. At December 31, 2016, 285 of our U.K. facilities are owned properties and 80 are leased properties.

Healthcare

In the U.K., mental health hospitals provide psychiatric treatment and nursing for sufferers of mental disorders, including for patients detained under a section of the U.K.’s Mental Health Act of 1983, and whose risk of harm to others and risk of escape from hospitals cannot be managed safely within other mental health settings. In order to manage the risks involved with treating patients, the facility is managed through the application of a range of security measures depending on the level of dependency and risk exhibited by the patient. The levels of dependency and risk stemming from the wide range of disorders treated at these hospitals determine the level of care provided, which are comprised of:

•	Secure Services. Medium and Low secure facilities treat patients who may present a serious danger to others and themselves but do not need the physical security arrangements of a high security hospital. The purpose of medium secure services is to provide effective care and treatment to reduce risk, promote recovery and support patients moving through the care pathway to lower levels of security or to reestablishing themselves successfully in the community. Low secure facilities provide treatment for patients whom, because of the level of risk or challenge they present, cannot be treated in open mental health settings. Low secure services deliver intensive, comprehensive and multidisciplinary treatment to patients demonstrating disturbed behavior in the context of a serious mental disorder and require the provision of security but pose a lesser risk of harm to themselves and to others.

•	Specialty Treatment Services. Specialty treatment services provide treatment relating to specific conditions including eating disorders and addiction. Our eating disorder facilities provide treatment services for eating disorders and weight management for both adults and adolescents. Our addiction services provide treatment for abuse of addictive substances such as alcohol and illicit drugs as well as facilities for other addictions and behavioral disorders such as compulsive gambling.

•	Child and Adolescent Mental Health Services. Child and adolescent mental health services provide treatment to young people in need of expert care and support for behavioral, emotional or mental health difficulties. These services are designed to enable the children and young people within our care to improve their long-term wellbeing and effectively reintegrate into the community when they are ready.

•	Rehabilitation Services. Both locked and open mental health rehabilitation services provide a bridge between secure hospital facilities and community living by providing relapse prevention and social integration services as well as vocational opportunities.

•	Acute Services. Acute services provide treatment relating to emergency admissions for patients at risk to themselves or others, as well as crisis intervention and treatment of behavioral emergencies.

•	Care Homes. Care homes provide long-term, non-acute care for adults suffering from a mental illness or addiction, or who have a learning disability or brain injury and are unable to cope unsupported in the community.

Other Services

•	Education and Children’s Services. Education and children’s services provide specialist education for children and young people with special educational needs, including autism, Asperger’s Syndrome, social, emotional and mental health, and specific learning difficulties, such as dyslexia. The division also offers standalone children’s homes for children that require 52-week residential care to support complex and challenging behavior and fostering services.

•	Adult Care. Adult Care focuses on care of service users with a variety of learning difficulties, mental health illnesses and adult autism spectrum disorders. Care is provided in a number of settings, including in residential care homes and through supported living.

•	Elderly Care. Elderly care provides long-term, short-term and respite nursing care to high-dependency elderly individuals who are physically frail or suffering from dementia.

•	Care First. Care First leverages our clinical knowledge to provide EAP to organizations. These support services are designed to help employees manage difficult issues in their professional or personal lives with services that include:

•	A call center for telephone counseling available 24-hours a day, seven days a week;

•	A national network of counselors available for live, face-to-face support;

•	Interactive health and wellness programs;

•	Debt management advice services; and

•	Management training.

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and Local Authorities); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

The Social Security Act also includes a provision regarding physician self-referrals, commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have an ownership or other financial interest for the furnishing of any “designated health services.” A violation of the Stark Law may result in a denial of payment, require refunds to the Medicare program, civil monetary penalties of up to $23,863 for each violation, civil monetary penalties of up to $159,089 for circumvention schemes, civil monetary penalties of up to $18,936 for each day that entity fails to report required information, exclusion from the government healthcare programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. Our financial arrangements with physicians are structured to comply with the statutory exceptions to the Stark Law and related regulations. However, future Stark Law regulations may alter the scope or interpretation of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

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

On December 13, 2016, President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral health and substance abuse disorders and contains measures intended to strengthen the MHPAEA.

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to PPACA, was signed into law on March 30, 2010. Two primary goals of PPACA, combined with the Reconciliation Act (collectively referred to as the “Health Reform Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding

Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments.

The Health Reform Legislation expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to patient outcomes. Based on Congressional Budget Office estimates, the Health Reform Legislation, as enacted, is expected to expand health insurance coverage to approximately 23 to 24 million additional individuals through a combination of public program expansion and private sector health insurance reforms.

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

On November 8, 2016, Donald Trump was elected President of the United States. The election also resulted in continued republican control of both the U.S. Senate and House of Representatives. One of the stated goals of Mr. Trump and congressional republicans is the repeal of PPACA. Neither Mr. Trump nor congressional republicans have provided any detailed plans as to what legislative scheme, if any, would replace PPACA should it be repealed.

U.K. Overview

The regulatory environment applicable to facilities in the U.K. is complex and multifaceted. The regulatory regime is made up of multiple statutes, regulations and minimum standards that are subject to continuous change. The laws and regulations applicable to the U.K. facilities include, without limitation, the Mental Capacity Act of 2005, Safeguarding Vulnerable Groups Act of 2006, Mental Health Act of 2007, Health and Social Care Act of 2008 and Corporate Manslaughter and Corporate Homicide Act of 2008. These laws and regulations are predominantly protective in nature and share the same general underlying purpose to protect vulnerable persons from exploitation or harm. The regulatory requirements relevant to our facilities in the U.K. cover our operations from the initial establishments of new facilities, which are subject to registration and licensing requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to service users, clinical and educational standards, conduct of our professional and support staff and other areas.

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

Inspections by regulators in the U.K. can be carried out on both an announced and an unannounced basis depending on the specific regulatory provisions relating to the different services provided and also depending upon whether the inspection is routine or as a result of specific information regarding the service that has been provided to the regulator. Generally, however, a majority of inspections tend to be unannounced. A failure to comply with laws and regulations, the receipt of a poor inspection report rating or a lower rating, or the receipt of a negative report that leads to a determination of regulatory non-compliance or a failure to cure any defect noted in an inspection report may result in reputational damage, fines, the revocation or suspension of the registration of any facility or a decrease in, or cessation of, the services provided at any given location.

Corporate Manslaughter and Corporate Homicide Act of 2007. The Corporate Manslaughter and Corporate Homicide Act of 2007 provides liability if the way in which a provider’s activities are managed or organized causes a person’s death and amounts to a gross breach of a relevant duty of care owed to the deceased person.

Regulatory and Enforcement Bodies

The primary healthcare regulatory enforcement bodies in the U.K. are NHS Improvement, the CQC, HIW, CCSIW, HIS, SCSWIS and RQIA. In addition, OFSTED, Estyn, Education Scotland and other regulatory bodies regulate and inspect education services in England, Wales and Scotland, as applicable. These enforcement bodies control and administer the registration, inspection and complaints procedures set out under the applicable laws and regulations. The enforcement bodies have the power to terminate a facility’s registration, refuse to register a facility, impose admissions holds, or impose significant fines if a service provider fails to meet the key minimum standards and requirements prescribed under the various laws and regulations. See “Risk Factors— If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.”

NHS Improvement. NHS Improvement now incorporates Monitor, the former economic regulator for the NHS in England. NHS Improvement is responsible for regulating the market for NHS funded services in England. It fulfills this role through licensing NHS Foundation Trusts and certain other healthcare providers and, together with the NHS England, sets the Tariff Rules for national and local pricing of NHS services. NHS Improvement’s role is to oversee the NHS healthcare market, at all times protecting and promoting patients’ interests, tackling abuses by commissioners and/or providers and dealing with unjustifiable restrictions on competition.

The CQC. The CQC is the independent regulator for health and adult social care in England. The CQC is distinct from NHS Improvement in that it focuses on quality and ensuring the maintenance of standards in health and social care practices. The CQC licenses NHS and adult social care service providers to enable it to keep a check on safety and quality standards. The CQC also carries out facility inspections. Care homes for young adults (including specialist college accommodation) are registered and inspected by the CQC. In addition, the CQC is responsible for monitoring the financial viability of corporate providers of social care.

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

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. Effective September 1, 2016, a portion of our professional liability risk is insured through a wholly-owned insurance subsidiary. Our wholly-owned insurance subsidiary insures us for professional liability losses up to $52.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $50.0 million in excess of a retention level of $2.0 million.

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

The mental health services sector in the U.K. comprises hospitals or establishments that provide psychiatric treatment for illness or mental disorder at all security and treatment levels. We operate in several highly competitive markets in the U.K. with a variety of for-profit, the NHS and other not-for-profit groups in each of our markets. Most competition is regional or local, based on relevant catchment areas and procurement initiatives. The NHS is often the dominant provider, although the trend has been towards increased outsourcing, whereby the NHS is both a provider and customer of mental healthcare services. NHS in-house beds accounts for approximately 71% of the total mental health hospital beds providing care in the U.K., with independent providers accounting for the remaining approximately 29% of beds.

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

Employees

As of December 31, 2016, we had approximately 40,400 employees (approximately 19,900 in the U.S. and approximately 20,500 in the U.K), of which 26,900 were employed full-time. As of December 31, 2016, labor unions represented approximately 491 of our U.S. employees, at six of our U.S. facilities through eight collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future. The Royal College of Nursing is the trade union for full and part-time nurses, nursing cadets and healthcare assistants in the U.K.

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

Pro Forma Financial Information

This report contains certain unaudited information, including revenue and operating statistics based on revenue, that is presented on a pro forma basis assuming that acquisitions we completed during 2015 and 2016 and the U.K. Divestiture occurred as of an earlier date. The unaudited pro forma information gives effect to each transaction as if it occurred on January 1, 2015. Management believes that the pro forma financial information is helpful given the rapid growth of Acadia through acquisitions. The unaudited pro forma financial information has been prepared using the acquisition method of accounting for business combinations under U.S. Generally Accepted Accounting Principles (“GAAP”). The unaudited pro forma financial information is for illustrative purposes only and does not purport to represent what our financial condition or results of operations actually would have been had the events in fact occurred on the assumed date or to project our financial condition or results of operations for any future date or future period. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this report and the financial statements of Acadia and the acquired companies in other reports that we have filed with the Securities and Exchange Commission (“SEC”).

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

Fluctuations in our operating results, quarter to quarter earnings and other factors, including factors outside our control, may result in significant decreases in the price of our common stock.

The stock markets experience volatility, in some cases unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our facilities as profitably as we have in the past or as our investors expect us to in the future, the market price of our common stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry.

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our common stock.

Because the patients we treat suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, assaults and elopements, occur from time to time. If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on our business, financial condition and results of operations. In addition, we have been and could become the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation and how our referral sources and payors view us.

Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2016, we derived approximately 35% of our revenue from the Medicare and Medicaid programs and 36% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and Local Authorities). See “— Structural shifts in the U.K. behavioral healthcare market may adversely affect us” for further details on U.K. funding risks to which we are subject.

Government payors in the U.S., such as Medicaid, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments, are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. Government payors also tend to pay on a slower schedule. In addition to limiting the amounts they will pay for the services we provide their members, government payors may, among other things, impose prior authorization and concurrent utilization review programs that may further limit the services for which they will pay and shift patients to lower levels of care and reimbursement. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, or if a total or partial repeal of PPACA results in significant contraction of the number of individuals covered by state Medicaid programs, our business, financial condition or results of operations could be adversely affected. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

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

Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, since most states operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation formulated to reduce their Medicaid expenditures. Furthermore, the potential repeal of PPACA, which may negatively affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payors, including managed care providers, significantly affects the financial condition and operating results of our facilities in the U.S. Management expects third-party payors to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.

As of December 31, 2016, we had approximately $3.3 billion of total debt (net of debt issuance costs, discounts and premiums of $59.8 million), which included approximately $1.8 billion of debt under our Amended and Restated Senior Credit Facility (including approximately $400.0 million of Senior Secured Term A Loans and approximately $1.4 billion of Senior Secured Term B Loans), $150.0 million of debt under our 6.125% Senior Notes, $300.0 million of debt under our 5.125% Senior Notes, $650.0 million of debt under our 5.625% Senior Notes, $390.0 million of debt under our 6.500% Senior Notes and $22.2 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (the “9.0% and 9.5% Revenue Bonds”). See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

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

Prior to the 2014 acquisition of Partnerships in Care, we were engaged in business activities in the U.S. and Puerto Rico. The acquisition of Partnerships in Care marked our first entry into a foreign market, and we expanded our operations in the U.K. as a result of our 2016 acquisition of Priory. Our business or financial performance may be adversely affected due to the risks of operating internationally, including but not limited to the following: economic and political instability, failure to comply with foreign laws and regulations and adverse changes in the health care policy of the U.K. (including decreases in funding for the services provided by our U.K. facilities), adverse changes in law and regulations affecting our operations in the U.K., difficulties and costs of staffing and managing our operations in the U.K. If any of these events were to materialize, they could lead to disruption of our business, significant expenditures and/or damages to our reputation, which could have a material adverse effect on our results of operations, financial condition or prospects.

As a company based outside of the U.K., we will need to take certain actions to be more easily accepted in the U.K. For example, we may need to engage in a public relations campaign to emphasize service quality and company philosophy, preserve local management continuity and business practices and be transparent in our dealings with local governments and taxing authorities. Such efforts will require significant time and effort on the part of our management team. Our results of operation could suffer if these efforts are not successful.

With significant operations in the U.K., our business and operations may be adversely affected by economic and political conditions in the U.K.

The global financial markets continue to experience significant volatility as a result of, among other things, economic and political instability in the wake of the referendum in the U.K. on June 23, 2016, in which the voters approved an exit from the European Union, or Brexit. Following the vote on Brexit, stock markets worldwide experienced significant declines and certain currency exchange rates fluctuated substantially, and the outlook for the global economy in 2017 and beyond remains uncertain as negotiations commence to determine the future terms of the U.K.’s relationship with the European Union. Such global market instability may hinder future economic growth, which could adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We are in the process of integrating the business of Priory into our current business. Successful integration depends on the ability to effect any required changes in operations or personnel, which may entail unforeseen liabilities. The integration of Priory’s business may expose us to certain risks, including the following: difficulty in integrating these businesses in a cost-effective manner, including the establishment of effective management information and financial control systems; unforeseen legal, regulatory, contractual, employment or other issues arising out of the combination; combining corporate cultures; maintaining employee morale and retaining key employees; potential disruptions to our on-going business caused by our senior management’s focus on integrating these businesses; and performance of the combined assets not meeting our expectations or plans. A failure to properly integrate these businesses could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

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

Priory and its subsidiaries may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, for failure to comply with healthcare and/or health and safety laws and regulations and for regulatory reviews or unresolved litigation, and other potential significant charges relating to Priory’s operations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from sellers, the purchase agreement with Priory does not provide us with indemnification for unknown or contingent liabilities.

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

Joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy, we have completed, or have announced plans to complete, a number of joint ventures and strategic alliances. These joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could negatively impact our business, financial condition or results of operations.

The nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our financial condition and results of operations may be materially adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our business, financial condition and results of operation could be negatively impacted. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service (“IRS”), as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

The majority of our revenue from our operations in the U.K. is not guaranteed and is being generated either from spot purchasing or under framework agreements where no volume commitments are given. In addition, there can be no assurance that we can achieve any fee rate increases in the future or will not suffer any fee rate decreases.

Any decline in demand for our services in the U.K. from publicly funded entities or private payers or any failure by us to extend current agreements or enter into alternative agreements on comparable terms with such entities could have an adverse effect on our average daily census (“ADC”), which would have a corresponding negative impact on our business, results of operations and financial condition. Further, there can be no assurances that we will be able to implement fee rate increases, which are a driver of our revenue from our operations, or not suffer from any decline in fee rates in the future. Should the effect of any increase in annual wages or other operating costs of the business exceed the effect of any increase in our fee rates or should our fee rates suffer a decline, we would have to absorb any costs that cannot be offset by our fees, which could have a negative impact on our business, results of operations and financial condition.

Publicly funded entities

A significant portion of our services funded by U.K. publicly funded entities are commissioned on a spot-purchase basis at prices determined by prevailing market conditions. It is generally a matter for the relevant commissioner to determine whether to use our services, and there is no guarantee that previous spot market purchasing activity by a commissioner will continue in the future or at all. We also have a number of fixed-term framework agreements which grant us preferred provider status with Local Authorities or the NHS typically lasting between one to three years. While we and the commissioners typically agree on pricing for 12 months, at times with discounts related to the number of beds purchased, the commissioners do not make minimum purchasing commitments under such agreements. As such, commissioners may decide to place existing and new service users with our competitors, including their own in-house service providers, on short notice. We also have a small number of fixed-period block contracts, where a set number of beds are paid for at a discount to spot prices regardless of occupancy. While we may have flexibility to increase spot rates for new admissions, any fee increases under our block contracts are restricted by the terms and conditions of those block contracts.

The rates that we charge publicly-funded entities for our services are negotiated individually with commissioners and historically have been subject to annual review on April 1 of each year, with customary adjustments based on the Retail Prices Index (“RPI”), Consumer Price Index (“CPI”) or sector specific costs indices. However, the current economic climate and the U.K. government’s overriding economic policy to reduce the budget deficit means that, in the short term at least, commissioners are resistant to fee increases, often expecting that efficiency savings be made to offset inflationary cost increases in accordance with national policy. As a result, there can be no assurance that we can maintain the payment terms of our arrangements with publicly funded entities, including with respect to the timing of payments.

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

Structural shifts in the U.K. behavioral healthcare market may adversely affect us.

Publicly funded entities

Payments for our services by publicly funded entities in the U.K., particularly the NHS and Local Authorities, account for the vast majority of our U.K. revenue. We expect publicly funded entities in the U.K. to continue to generate the significant majority of our revenue from our operations in the U.K. Budget constraints, public spending cuts or other financial pressures could cause such publicly funded entities to spend less money on the type of services that we provide, or political or U.K. government policy changes could mean that fewer of such services are purchased by publicly funded entities from independent sector providers in favor of protecting NHS and Local Authority in-house services.

While the outsourcing by the NHS in England of healthcare services has been increasing in recent years, the need of the NHS in England to achieve substantial efficiency savings is likely to result in continued funding pressure in the pricing of such services. For instance, Monitor (now part of NHS Improvement), the NHS economic regulator, has, under NHS Tariff Rules, determined national prices across a range of NHS services and has issued extensive guidance on how they are to be applied, including provision for local variations to national tariffs, subject to approval by Monitor. While none of our services are currently subject to national prices, the future application of any national prices regime upon our services could have a material adverse impact on our revenue.

In addition, the allocation of funding responsibility for adult social care may be subject to change at some time in the future under the provisions of the Care Act 2014 under which individuals identified as being required to pay for their own care under the relevant means test will be required to take funding responsibility up to a specified lifetime monetary cap, with Local Authorities responsible for the remainder of expenses for personal care, excluding “daily living” expenses. This would potentially place greater funding responsibility with public sector bodies over the longer term, which would potentially exacerbate the current funding challenges faced by such bodies.

Private payers

Payments for our services in the U.K. by PMI plans account for a small portion of our U.K. revenue. In addition, payments for our services in the U.K. by self-pay patients, who purchase treatment on a spot basis account for a small portion of our U.K. revenue. Many of the patients who use our acute healthcare services in the U.K. do so because their PMI plan recognizes our facilities as being an appropriate provider of the psychiatric treatment services required by the patient. Our ability to attract patients who are funded by PMI plans could be adversely impacted if one or more PMI plans withdraws recognition status from our facilities, for example, as a result of a change in a PMI plan’s recognition status standards. In addition, many PMI plans have been changing the terms of their policies and shortening the length of time they will cover a stay at one of our U.K. facilities.

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

The relationships that we have with commissioners is a key driver of referrals for our facilities in the U.K. Referrals to our U.K. business by the NHS accounted for a significant percentage of our revenue for the year ended December 31, 2016. Should there be a major reorganization of publicly funded entities, such as the NHS reorganization announced in 2010 and implemented between 2012 and 2013, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to our facilities, which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects. Any actual or perceived deterioration in service quality, any serious incidents at our facilities or any other event that could cause commissioners to prefer other service providers over us could also adversely impact referrals from commissioners. Further, our business also depends, in part, on psychiatric and other medical consultants referring their patients to us for treatment either as in-patients or day patients. From time to time, consultants may decide to relocate or reposition their practices, retire or refer patients elsewhere with the result that there is a decrease in the number of referrals made to our facilities. A deterioration in relationships with commissioners or consultants or the decision by one or more commissioners or consultants to refer patients to our competitors or to stop all referrals would have an adverse effect on the ADC at our facilities in the U.K., which would have a corresponding negative impact on our business, results of operations and financial condition.

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

Furthermore, in April 2016, a new “National Living Wage” was introduced across the U.K. and is scheduled to increase again in April 2017 with further annual increases expected until at least 2020. These changes to the National Living Wage have and will increase our operating costs and, unless we can increase revenue or reduce other costs, will reduce our margins.

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

Our future growth will partly depend on our ability to maintain our reputation for providing quality patient care and, through successful sales and marketing activities, increased demand for our services. Factors such as health and safety incidents, problems at our facilities, regulatory enforcement actions, negative press or general customer dissatisfaction could lead to deterioration in the level of our quality ratings or the public perception of the quality of our services (including as a result of negative publicity about our industry generally), which in turn could lead to a loss of patient placements, referrals and self-pay patients or service users. Any impairment of our reputation, loss of goodwill or damage to the value of our brand name could have a material adverse effect on our business, results of operations and financial condition.

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

We may also be involved in coroner’s inquests (or the Scottish equivalent) where there is a fatality at one of our facilities in the U.K. resulting in an adverse coroner’s verdict or civil claims by individuals or criminal prosecutions by regulatory authorities. Any fines imposed by the courts are likely to be substantial in view of the Sentencing Council guidelines published in November 2015, which materially increase fines for corporate manslaughter and certain health and safety offenses. There may also be safeguarding incidents at our facilities which, depending on the circumstances, may result in custodial sentences or other criminal sanctions for the member of staff involved.

The incurrence of any legal fees, damage awards or other fines as summarized above as well as any impact on our brand or reputation as a result of being involved in any legal proceedings are likely to have a material adverse impact on our business, results of operations and financial condition.

We handle sensitive personal data which are protected by numerous state and federal laws in the ordinary course of business and any failure to maintain the confidentiality of such data could result in legal liability and reputational harm.

We process and store sensitive personal data as part of our business. In the event of a security breach, sensitive personal data could become public. We are currently not aware of any material incidences of potential data breach; however, there can be no assurance that such breaches will not arise in future. Although we have in place policies and procedures to prevent such breaches, breaches could occur either as a result of a breach by us or as a result of a breach by a third party to whom we have provided sensitive personal data, and as a result, we could face liability under data protection laws. Such liability may result in sanctions, including substantial fines and/or may cause us to suffer damage to our brand and reputation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We carry a large self-insured retention and may be responsible for significant amounts not covered by insurance. In addition, our insurance may be inadequate, premiums may increase and, if there is a significant deterioration in our claims experience, insurance may not be available on acceptable terms.

We maintain liability insurance intended to cover service user, third-party and employee personal injury claims. Due to the structure of our insurance program under which we carry a large self-insured retention, there may be substantial claims in respect of which the liability for damages and costs falls to us before being met by any insurance underwriter. There may also be claims in excess of our insurance coverage or claims which are not covered by our insurance due to other policy limitations or exclusions or where we have failed to comply with the terms of the policy. Furthermore, there can be no assurance that we will be able to obtain liability insurance coverage in the future on acceptable terms, or without substantial premium increases or at all, particularly if there is a deterioration in our claim experience history. A successful claim against us not covered by or in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Foreign currency exchange rate fluctuations could materially impact our consolidated financial position and results of operations.

The acquisition of Priory significantly expanded our U.K. operations. Accordingly, an increased portion of our revenue is derived from operations in the U.K., and we translate revenue and other results denominated in a foreign currency into U.S. dollars (“USD”) for our consolidated financial statements.

During periods of a strengthening USD or weakening British pound (“GBP”), our reported international revenue and expenses could be reduced because foreign currencies may translate into fewer USD. Following the Brexit vote and subsequent developments, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate further declines, our results of operations will be negatively impacted in future periods.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into USD.

We incur significant transaction related costs in connection with acquisitions.

We incurred substantial costs in connection with the Priory, CRC and Partnerships in Care acquisitions, including transaction-related expenses and may incur significant costs in connection with future acquisitions. In addition, we may incur additional costs to maintain employee morale, retain key employees, and to formulate and execute integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of acquired businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our ability to grow our business through organic expansion either by developing new facilities or by modifying existing facilities is dependent upon many factors.

Our ability to grow our business through organic expansion is dependent on capacity and occupancy at our facilities. Should our facilities reach maximum occupancy, we may need to implement other growth strategies either by developing new facilities or by modifying existing facilities.

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

The value of our real estate assets will be subject to fluctuations in the U.K. real estate market.

As a result of the acquisition of Priory, we hold a larger portfolio of real estate assets. The value of our U.K. property portfolio is subject to, among other things, the conditions of the real estate market in the U.K. The average values of real estate in the U.K., as in other European countries, experienced sharp declines from 2007 as a result of the credit crisis, economic recession and reduced confidence in global financial markets. Although real estate asset values have recovered and stabilized in recent years in the U.K., there can be no assurance that this improvement will continue or be sustainable. Real estate asset values could decline substantially, particularly if the U.K. economy or the Eurozone economy as a whole were to suffer a further recession or debt crisis, and could result in declines in the carrying values of our real estate assets (and the value at which we could dispose of such assets). Any of the above may have a material adverse effect on our business, results of operations and financial condition.

Our business could be disrupted if our information systems fail or if our databases are destroyed or damaged.

Our information technology platform supports, among other things, management control of patient administration, billing and financial information and reporting processes. For example, patients in our U.K. facilities and some of our U.S. facilities have an

Electronic Patient Record that allows our caregivers and nurses to see all information about a patient’s care and treatment. Although we have taken measures to mitigate potential information technology security risks and have information technology continuity plans across our business intended to minimize the impact of information technology failures, there can be no assurance that such measures and plans will be effective. Any failure in or breach of our information technology systems could adversely impact our business, results of operations and financial condition.

We are subject to volatility in the global capital and credit markets as well as significant developments in macroeconomic and political conditions that are out of our control.

Our business can be affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments. These conditions and developments may continue to put pressure on the economy in the U.K., which could have a negative effect on our business. There may be a shortage of liquidity and credit in the U.K. or worldwide and this can be exacerbated by adverse developments in global or national political and/or macroeconomic conditions. In particular, we have historically financed the development of new facilities and the modification of our existing facilities through a variety of sources, including our own cash reserves and debt financing. While we intend to seek to finance new and existing developments from similar sources in the future, there may be insufficient cash reserves to fund the budgeted capital expenditure and market conditions and other factors may prevent us from obtaining debt financing on appropriate terms or at all. In addition, market conditions may limit the number of financial institutions that are willing to provide financing to landlords with whom we wish to contract to build homes for learning disability services, new schools or new mental health facilities which can then be made available to us under a long-term operating lease. If conditions in the U.K. or the global economy remain uncertain or weaken further, this could materially adversely impact our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

We made certain assumptions relating to the acquisition of Priory in our forecasts that may prove to be materially inaccurate, and we may be unable to achieve the related cost savings or synergies.

We made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the Priory acquisition. Our assumptions relating to the forecast level of cost savings, synergies and associated costs of the Priory acquisition may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the Priory acquisition, higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that may adversely affect us. The anticipated cost savings related to the Priory acquisition are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, some of which may be beyond our control. For example, we may be unable to eliminate duplicative costs and redundancies in a timely fashion or at all. Other factors that could cause us not to realize the expected cost savings and synergies, include but are not limited to, the following: higher than expected severance costs related to workforce reductions; higher than expected retention costs for employees that will be retained; inability to reduce or eliminate fees relating to professional, outside services and other redundant contracted services in a timely manner or at all; delays in the anticipated timing of activities related to our cost-saving plan including in the reduction of other general and administrative expenses; and other unexpected costs associated with operating our business. Actual cost savings, the costs required to realize the cost savings and the assumptions underlying the cost savings could differ materially from our current expectations, and we cannot assure you that we will achieve the full amount of cost savings on the schedule anticipated or at all.

Failure to comply with the international and U.S. laws and regulations applicable to our international operations could subject us to penalties and other adverse consequences.

We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act and other U.S. federal laws and regulations established by the Office of Foreign Asset Control, local laws such as the U.K. Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to conduct business in the U.K. and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges.

We are subject to taxation in certain foreign jurisdictions. Any adverse development in the tax laws of such jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of certain changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws.

We are subject to taxation in, and to the tax laws and regulations of, certain foreign jurisdictions as a result of our operations and our corporate and financing structure. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on our business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate. In addition, legislative proposals to change the U.S. taxation of foreign earnings could also increase our effective tax rate.

A worsening of the economic and employment conditions in the geographies in which we operate could materially affect our business and future results of operations.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid in the U.S., which are significant payor sources for our facilities. In periods of high unemployment, we also face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving behavioral healthcare services, potential increases in the uninsured and underinsured populations we serve and further difficulties in collecting patient co-payment and deductible receivables.

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

Our reimbursement may be adversely affected by the repeal of PPACA.

On November 8, 2016, Donald Trump was elected President of the United States. The election also resulted in continued republican control of both the U.S. Senate and House of Representatives. One of the stated goals of Mr. Trump and congressional republicans is the repeal of PPACA. Neither Mr. Trump nor congressional republicans have provided any detailed plans as to what legislative scheme, if any, would replace PPACA should it be repealed. If PPACA is repealed, we may experience a significant decrease in reimbursement from state Medicaid programs. We may also experience a significant increase in uncompensated care if many of our patients who currently obtain private health insurance coverage or Medicaid coverage under the provisions of PPACA are no longer able to maintain that coverage. Finally, PPACA currently works in conjunction with MHPAEA to require that third-party payors reimburse providers of certain mental health and substance abuse treatment services on an out-of-network basis. If PPACA or this particular provision of PPACA is repealed, we may experience a significant decrease in out-of-network reimbursement at certain of our facilities.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

Companies operating in the behavioral healthcare industry in the U.S. are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: billing practices and prices for services; relationships with physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, privacy and security issues associated with health-related information and PHI; EMTALA compliance; handling of controlled substances; certification, licensure and accreditation of our facilities; operating policies and procedures; activities regarding competitors; state and local land use and zoning requirements; and addition or expansion of facilities and services.

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

The construction and operation of healthcare facilities in the U.S. are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards. If we fail to adhere to these standards, we could be subject to monetary and operational penalties.

All of our facilities that handle and dispense controlled substances must comply with strict federal and state regulations regarding the purchase, storage, distribution and disposal of such controlled substances. The potential for theft or diversion of such controlled substances for illegal uses has led the federal government as well as a number of states and localities to adopt stringent regulations not applicable to many other types of healthcare providers. Compliance with these regulations is expensive and these costs may increase in the future.

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

Similarly, providers of behavioral healthcare services in the U.K. are also subject to a highly regulated business environment. Failure to comply with regulations, lapses in the standards of care, the receipt of poor ratings or lower ratings, the receipt of a negative report that leads to a determination of regulatory noncompliance, or the failure to cure any defect noted in an inspection report could lead to substantial penalties, including the loss of registration or closure of one or more facilities as well as damage to reputation.

Our operations in the U.K. are subject to a high level of regulation and supervision, ranging from the initial establishment of new facilities, which are subject to registration and licensing requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to service users, clinical and educational standards, conduct of our professional and support staff, the environment, public health and other areas. The regulatory requirements differ across our divisions, though almost all of our activity in England in relation to mental healthcare, elderly care and learning disability care are regulated by the CQC and in Scotland, Wales and Northern Ireland, its local equivalent. In addition, our children’s homes, residential schools and colleges in England are regulated by OFSTED, and in Scotland and Wales by their local equivalent, and all of our schools must be licensed by the Department for Education. See “Item 1. Business—Regulation—U.K. Overview” for further details on the key U.K. regulations to which we are subject.

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

Furthermore, new regulations or regulatory bodies may be introduced in the future or existing regulations and regulatory bodies may be amended or replaced and we may not adapt to such changes quickly enough, or in a cost-efficient manner. For example, the U.K. government appointed Monitor (now part of NHS Improvement) as the new market regulator for healthcare providers in 2012 by way of a licensing regime. Any failure by us to comply with the licensing regime could result in Monitor revoking our license, which would mean we would be unable to operate. In addition, such regulatory changes may preclude management from executing its business plan as intended, including the timing for new developments and openings.

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

There are currently numerous legislative and regulatory initiatives in both the U.S. and the U.K. addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our U.S. facilities to comply with standards to protect the privacy, security and integrity of PHI. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of PHI and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

In addition to HIPAA, we are subject to similar, and in some cases more restrictive, state and federal privacy regulations. For example, the federal government and some states impose laws governing the use and disclosure of health information pertaining to mental health and/or substance abuse treatment that are more stringent than the rules that apply to healthcare information generally. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects.

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

Healthcare companies in both the U.S. and the U.K. are subject to numerous investigations by various governmental agencies. Certain of our facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, governmental agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our business, financial condition and results of operations.

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

The expansion of health insurance coverage in the Health Reform Legislation, if continued, may increase the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements and may include states where we have facilities. Furthermore, as a result of the Health Reform Legislation, there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable.

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

The impact of the Health Reform Legislation on each of our facilities may vary. We cannot predict the impact the Health Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to adapt successfully to the changes required by the Health Reform Legislation. We are similarly unable to predict the impact of future modifications to the Health Reform Legislation or the impact of its wholesale repeal.

We are similarly unable to guarantee that current U.K. laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. Additionally, there is a risk that budget constraints, public spending cuts (such as the cuts announced by the U.K. government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause the NHS to reduce funding for the types of services that we provide. Such policy changes in the U.K. could lead to fewer services being purchased by publicly funded entities or material changes being made to their procurement practices, any of which could materially reduce our revenue. These and other future developments and amendments may negatively impact our operations, which could have a material adverse effect on our business, financial condition or results of operations. See “—Expanding our operations internationally poses additional risks to our business.”

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

The industry trend on value-based purchasing may negatively impact our revenue.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenue if we are unable to meet quality standards established by both governmental and private payers.

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

The NHS is the principal provider of secure mental healthcare services in the U.K., with approximately 70% of the total beds in secure mental healthcare services in the U.K. As the preferred provider, there is often a bias toward referrals to NHS, and therefore NHS facilities have maintained high occupancy rates. As a result of budget constraints, independent operators have emerged to satisfy the demand for mental health services not supplied by the NHS. In addition to the NHS, we face competition in the U.K. from independent sector providers and other publicly funded entities for individuals requiring care and for appropriate sites on which to develop or expand facilities in the U.K. Should we fail to compete effectively with our peers and competitors in the industry, or if the competitive environment intensifies, individuals may be referred elsewhere for services that we provide, negatively impacting our ability to secure referrals and limiting the expansion of our business.

The trend by insurance companies and managed care organizations to enter into sole-source contracts may limit our ability to obtain patients.

Insurance companies and managed care organizations in the U.S. are entering into sole-source contracts with healthcare providers, which could limit our ability to obtain patients since we do not offer the range of services required for these contracts. Moreover, private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could materially adversely affect our business to the extent we are not selected to participate in such networks or if the reimbursement rate in such networks is not adequate to cover the cost of providing the service.

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

With respect to our facilities in the U.K., we compete with various providers, including the NHS and other employers, in attracting and retaining qualified management, medical, nursing, care and teaching personnel. Competition for such employees is growing and could lead to increases in our personnel and recruiting costs, which would in turn adversely impact our operating costs and margins. Competitors, in particular the NHS, may offer more attractive wages, pension plans or other benefits than us and we may not be able to provide similar offerings to our prospective employees as a result of cost or other reasons.

A shortage of nurses, qualified addiction counselors, and other medical support personnel has been a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses, qualified addiction counselors, and other medical support personnel or require us to hire more expensive temporary or contract personnel. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

Increased labor union activity could adversely affect our labor costs. As of December 31, 2016, labor unions represented approximately 491 of our employees, at six of our U.S. facilities through eight collective bargaining agreements. The Royal College of Nursing represents nursing employees at our facilities in the U.K. We cannot assure you that we will be able to successfully negotiate a satisfactory collective bargaining agreement or that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. The loss of the services of one or more of our senior executives, including our U.K. senior management team, or of a significant portion of our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business.

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

Compliance with these laws and regulations could increase our costs of operation. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial condition or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly owned, operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third-party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we operate, lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners, lessors or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business, financial condition or results of operations.

State efforts to regulate the construction or expansion of healthcare facilities in the U.S. could impair our ability to operate and expand our operations.

A majority of the states in which we operate facilities in the U.S. have enacted certificate of need (“CON”) laws that regulate the construction or expansion of healthcare facilities, certain capital expenditures or changes in services or bed capacity. In giving approval for these actions, these states consider the need for additional or expanded healthcare facilities or services. Our failure to obtain necessary state approval could (i) result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement, (ii) make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs or (iii) result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

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

Controls designed to reduce inpatient services may reduce our revenue.

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

Additionally, the outsourcing of behavioral healthcare to the private sector is a relatively recent development in the U.K. There has been some opposition to outsourcing. While we anticipate that the NHS will continue to rely increasingly upon outsourcing, we cannot assure you that the outsourcing trend will continue. The absence of future growth in the outsourcing of behavioral healthcare services could have a material adverse impact on our business, financial condition and results of operations.

Although we have facilities in 39 states, the U.K. and Puerto Rico, we have substantial operations in each of the U.K., Pennsylvania and Arkansas, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

For the year ended December 31, 2016, giving effect to the 2015 and 2016 Acquisitions and the U.K. Divestiture, our revenue in the U.K. represented approximately 38% of our total revenue. Revenue from Pennsylvania and Arkansas represented approximately 7% and 5% of our total revenue for the year ended December 31, 2016, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the aging of the receivables and historical collection experience. At December 31, 2016, our allowance for doubtful accounts represented approximately 13% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including potential repeal of the Health Reform Legislation) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

We are responsible for an underfunded pension liability related to our acquisition of Partnerships in Care. In addition, we may be required to increase funding of the pension plans and/or be subject to restrictions on the use of excess cash.

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 186 members in the U.K., most of whom are inactive and retired former employees. As of May 1, 2005, this plan was closed to new participants but then-current participants continue to accrue benefits, and effective May 2015, active participants no longer accrued benefits. As of December 31, 2016, the net deficit recognized under U.S. GAAP in respect of this scheme was £8.7 million.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us as of December 31, 2016:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	3	377
Arkansas	6	633
California	24	484
Delaware	2	85
Florida	6	433
Georgia	5	298
Illinois	1	164
Indiana	8	303
Iowa	1	—
Kansas	1	—
Louisiana	5	290
Maine	4	—
Maryland	3	—
Massachusetts	13	120
Michigan	6	334
Mississippi	2	378
Missouri	2	317
Montana	1	108
Nevada	5	144
New Hampshire	2	—
New Jersey	1	—
New Mexico	2	195
North Carolina	10	423
Ohio	2	146
Oklahoma	1	108
Oregon	6	—
Pennsylvania	31	1,401
Rhode Island	2	—
South Carolina	1	42
South Dakota	1	122
Tennessee	6	527
Texas	4	397
Utah	6	146
Vermont	1	—
Virginia	6	176
Washington	6	135
West Virginia	7	—
Wisconsin	13	35

International
Puerto Rico	1	172
United Kingdom	365	8,623

	573	17,116

See “Business— U.S. Operations” and “Business— U.K. Operations— Description of U.K. Facilities” for a summary description of our U.S. and U.K. facilities that we own and lease. We currently lease approximately 61,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Common Stock

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market for the two most recent fiscal years:

	High	Low
Year ended December 31, 2015:
First Quarter	$73.81	$55.57
Second Quarter	$78.51	$64.91
Third Quarter	$85.62	$58.70
Fourth Quarter	$74.77	$54.41
Year ended December 31, 2016:
First Quarter	$65.89	$49.77
Second Quarter	$65.00	$50.30
Third Quarter	$57.29	$46.99
Fourth Quarter	$50.18	$32.54

Stockholders

As of February 24, 2017, there were approximately 467 holders of record of our common stock.

Recent Sales of Unregistered Securities

None, other than as previously reported in connection with the CRC and Priory acquisitions. See “Business—Acquisitions.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	1,521	$36.84	—	—
November 1 – November 30	23,058	$38.02	—	—
December 1 – December 31	—	—	—	—

Total	24,579

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016 and 2015, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2013 and 2012, and as of December 31, 2014, 2013 and 2012, is derived from our audited consolidated financial statements not included herein. The audited financial statements for the periods presented have been reclassified for discontinued operations. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$2,852,823	$1,829,619	$1,030,784	$735,109	$413,850
Provision for doubtful accounts	(41,909)	(35,127)	(26,183)	(21,701)	(6,389)

Revenue	2,810,914	1,794,492	1,004,601	713,408	407,461
Salaries, wages and benefits(1)	1,541,854	973,732	575,412	407,962	239,639
Professional fees	185,486	116,463	52,482	37,171	19,019
Supplies	117,425	80,663	48,422	37,569	19,496
Rents and leases	73,348	32,528	12,201	10,049	7,838
Other operating expenses	312,556	206,746	110,654	80,572	42,777
Depreciation and amortization	135,103	63,550	32,667	17,090	7,982
Interest expense, net	181,325	106,742	48,221	37,250	29,769
Debt extinguishment costs	4,253	10,818	—	9,350	—
Loss on divestiture	178,809	—	—	—	—
(Gain) loss on foreign currency derivatives	(523)	1,926	(15,262)	—	—
Transaction-related expenses	48,323	36,571	13,650	7,150	8,112

Income from continuing operations, before income taxes	32,955	164,753	126,154	69,245	32,829
Provision for income taxes	28,779	53,388	42,922	25,975	12,325

Income from continuing operations	4,176	111,365	83,232	43,270	20,504
Income (loss) from discontinued operations, net of income taxes	—	111	(192)	(691)	(101)

Net income	4,176	111,476	83,040	42,579	20,403
Net loss attributable to noncontrolling interests	1,967	1,078	—	—	—

Net income attributable to Acadia Healthcare Company, Inc.	$6,143	$112,554	$83,040	$42,579	$20,403

Income from continuing operations per share basic	$0.07	$1.65	$1.51	$0.87	$0.53
Income from continuing operations per share diluted	$0.07	$1.64	$1.50	$0.86	$0.53
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$57,063	$11,215	$94,040	$4,569	$49,399
Total assets	6,024,726	4,279,208	2,206,955	1,213,623	972,546
Total debt	3,287,809	2,240,744	1,079,635	606,100	462,451
Total equity	2,167,724	1,683,028	880,965	480,710	432,550

(1)	Salaries, wages and benefits for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 include $28.3 million, $20.5 million, $10.1 million, $5.2 million and $2.3 million, respectively, of equity-based compensation expense.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Priory acquisition, or realizing the potential benefits and synergies of our acquisitions and joint ventures;

•	our ability to implement our business strategies in the U.S. and the U.K. and adapt to the regulatory and business environment in the U.K.;

•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally following the referendum in the U.K. on June 23, 2016, in which voters approved an exit from the European Union, or Brexit;

•	the impact of fluctuations in foreign exchange rates, including the recent devaluations of the GBP relative to the USD following the Brexit vote;

•	the impact of payments received from the government and third-party payors on our revenue and results of operations including the significant dependence of our U.K. facilities on payments received from the NHS;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against us or our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal of PPACA;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	the impact of increases to our labor costs;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenue;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to cultivate and maintain relationships with referral sources;

•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of value-based purchasing programs on our revenue; and

•	those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2016, we operated 573 behavioral healthcare facilities with approximately 17,100 beds in 39 states, the U.K. and Puerto Rico. During the year ended December 31, 2016, we acquired 328 facilities and added approximately 967 new beds (exclusive of acquisitions), including 827 to existing facilities and 140 added through the opening of two de novo facilities. During the year ended December 31, 2016, we divested 21 existing U.K. facilities and one de novo facility. For the year ending December 31, 2017, we expect to add approximately 800 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the United States and the United Kingdom. Management believes that the Company is positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. and U.K.

Acquisitions

2016 U.S. Acquisitions

On June 1, 2016, we completed the acquisition of Pocono Mountain, an inpatient psychiatric facility with 108 beds located in Henryville, Pennsylvania, for cash consideration of approximately $25.4 million. In addition, we may be required to make a cash payment of up to $5.0 million under an earn-out agreement, contingent upon achievement by Pocono Mountain of certain operating performance targets for the one-year period ending May 31, 2017.

On May 1, 2016, we completed the acquisition of TrustPoint, an inpatient psychiatric facility with 100 beds located in Murfreesboro, Tennessee, for cash consideration of approximately $62.7 million.

On April 1, 2016, we completed the acquisition of Serenity Knolls, an inpatient psychiatric facility with 30 beds located in Forest Knolls, California, for cash consideration of approximately $9.7 million.

Priory

On February 16, 2016, we completed the acquisition of Priory for a total purchase price of approximately $2.2 billion, including cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of our common stock to shareholders of Priory. Priory was the leading independent provider of behavioral healthcare services in the U.K. operating 324 facilities with approximately 7,100 beds at the acquisition date.

The CMA in the U.K. reviewed our acquisition of Priory. On July 14, 2016, the CMA announced that our acquisition of Priory was referred for a phase 2 investigation unless we offered acceptable undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that we had offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA would consider our undertakings.

On October 18, 2016, we signed a definitive agreement with BC Partners for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds. On November 10, 2016, the CMA accepted our undertakings to sell the U.K. Disposal Group to BC Partners and confirmed that the divestiture satisfied the CMA’s concerns about the impact of our acquisition of Priory on competition for the provision of behavioral healthcare services in certain markets in the U.K. As a result of the CMA’s acceptance of our undertakings, our acquisition of Priory was not referred for a phase 2 investigation. On November 30, 2016, we completed the sale of the U.K. Disposal Group to BC Partners for £320 million cash.

2015 U.S. Acquisitions

On December 1, 2015, we completed the acquisition of certain facilities from MMO, including two acute inpatient behavioral health facilities with a total of 80 beds located in Jennings and Covington, Louisiana, for cash consideration of approximately $20.2 million.

On November 1, 2015, we completed the acquisitions of (i) Discovery House for cash consideration of approximately $118.3 million and (ii) Duffy’s for cash consideration of approximately $29.6 million. Discovery House operates 19 comprehensive treatment centers located in four states. Duffy’s is a substance abuse facility with 61 beds located in Calistoga, California.

On August 31, 2015, we completed the acquisition of a controlling interest in Southcoast, an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25% noncontrolling interest is approximately $9.2 million.

On July 1, 2015, we completed the acquisition of the assets of Belmont, an inpatient psychiatric facility with 147 beds located in Philadelphia, Pennsylvania for cash consideration of approximately $39.0 million which consists of $35.0 million base purchase price and a working capital settlement of $4.0 million.

On March 1, 2015, we acquired the stock of QAM for cash consideration of approximately $54.8 million. QAM operates seven comprehensive treatment centers located in Wisconsin.

On February 11, 2015, we completed the acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, we issued 5,975,326 shares of our common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness of $904.5 million. CRC was a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders operating 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states at the acquisition date.

2015 U.K. Acquisitions

On November 1, 2015, we completed the acquisition of Cleveland House, an inpatient psychiatric facility with 32 beds located in England, for cash consideration of approximately $10.3 million.

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

On June 1, 2015, we completed the acquisitions of (i) one facility from Choice for cash consideration of approximately $25.9 million and (ii) 15 facilities from Care UK for approximately $88.2 million. The inpatient psychiatric facility acquired from Choice has 42 beds and is located in England. The inpatient psychiatric facilities acquired from Care UK have an aggregate of 299 beds and are located in England.

On April 1, 2015, we completed the acquisitions of (i) two facilities from Choice for cash consideration of approximately $37.5 million, (ii) Pastoral for approximately $34.2 million and (iii) Mildmay Oaks for cash consideration of approximately $14.9 million. The two inpatient psychiatric facilities acquired from Choice have an aggregate of 48 beds and are located in England. Pastoral operates two inpatient psychiatric facilities with an aggregate of 65 beds located in Wales. Mildmay Oaks is an inpatient psychiatric facility with 67 beds located in England.

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and Local Authorities); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$2,852,823		$1,829,619		$1,030,784
Provision for doubtful accounts	(41,909)		(35,127)		(26,183)

Revenue	2,810,914	100.0%	1,794,492	100.0%	1,004,601	100.0%
Salaries, wages and benefits	1,541,854	54.9%	973,732	54.3%	575,412	57.3%
Professional fees	185,486	6.6%	116,463	6.5%	52,482	5.2%
Supplies	117,425	4.2%	80,663	4.5%	48,422	4.8%
Rents and leases	73,348	2.6%	32,528	1.8%	12,201	1.2%
Other operating expenses	312,556	11.1%	206,746	11.5%	110,654	11.0%
Depreciation and amortization	135,103	4.8%	63,550	3.5%	32,667	3.2%
Interest expense, net	181,325	6.4%	106,742	6.0%	48,221	4.8%
Debt extinguishment costs	4,253	0.1%	10,818	0.6%	—	—%
Loss on divestiture	178,809	6.4%	—	—%	—	—%
(Gain) loss on foreign currency derivatives	(523)	—%	1,926	0.1%	(15,262)	(1.5)%
Transaction related expenses	48,323	1.7%	36,571	2.0%	13,650	1.4%

	2,777,959	98.8%	1,629,739	90.8%	878,447	87.4%
Income from continuing operations, before income taxes	32,955	1.2%	164,753	9.2%	126,154	12.6%
Provision for income taxes	28,779	1.0%	53,388	3.0%	42,922	4.3%

Income from continuing operations	$4,176	0.2%	$111,365	6.2%	$83,232	8.3%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $1.0 billion, or 55.9%, to $2.9 billion for the year ended December 31, 2016 from $1.8 billion for the year ended December 31, 2015. The increase related primarily to revenue generated during the year ended December 31, 2016 from the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. The decrease in the GBP to USD exchange rate had an unfavorable impact on revenue before provision for doubtful accounts of $35.6 million for the year ended December 31, 2016. Same-facility revenue before provision for doubtful accounts increased by $127.2 million, or 7.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily resulting from same-facility growth in patient days of 7.2%. Consistent with the same-facility patient day growth in 2015, the growth in same-facility patient days for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $41.9 million for the year ended December 31, 2016, or 1.5 % of revenue before provision for doubtful accounts, compared to $35.1 million for the year ended December 31, 2015, or 1.9% of revenue before provision for doubtful accounts. The same-facility provision for doubtful accounts was $35.3 million for the year ended December 31, 2016, or 1.9% of revenue before provision for doubtful accounts, compared to $31.5 million for the year ended December 31, 2015, or 1.9% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.5 billion for the year ended December 31, 2016 compared to $973.7 million for the year ended December 31, 2015, an increase of $568.1 million. SWB expense included $28.3 million and $20.5 million of equity-based compensation expense for the years ended December 31, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $1.5 billion, or 53.8% of revenue, for the year ended December 31, 2016, compared to $953.3 million, or 53.1% of revenue, for the year ended December 31, 2015. The $560.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $895.0 million for the year ended December 31, 2016, or 50.2% of revenue, compared to $830.8 million for the year ended December 31, 2015, or 50.0% of revenue.

Professional fees. Professional fees were $185.5 million for the year ended December 31, 2016, or 6.6 % of revenue, compared to $116.5 million for the year ended December 31, 2015, or 6.5% of revenue. The $69.0 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility professional fees were $92.8 million for the year ended December 31, 2016, or 5.2% of revenue, compared to $95.0 million, for the year ended December 31, 2015, or 5.7% of revenue.

Supplies. Supplies expense was $117.4 million for the year ended December 31, 2016, or 4.2% of revenue, compared to $80.7 million for the year ended December 31, 2015, or 4.5% of revenue. The $36.7 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $79.5 million for the year ended December 31, 2016, or 4.5% of revenue, compared to $74.2 million for the year ended December 31, 2015, or 4.5% of revenue.

Rents and leases. Rents and leases were $73.3 million for the year ended December 31, 2016, or 2.6% of revenue, compared to $32.5 million for the year ended December 31, 2015, or 1.8% of revenue. The $40.8 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility rents and leases were $31.5 million for the year ended December 31, 2016, or 1.8% of revenue, compared to $29.6 million for the year ended December 31, 2015, or 1.8% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $312.6 million for the year ended December 31, 2016, or 11.1% of revenue, compared to $206.7 million for the year ended December 31, 2015, or 11.5% of revenue. The $105.9 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility other operating expenses were $202.6 million for the year ended December 31, 2016, or 11.4% of revenue, compared to $188.4 million for the year ended December 31, 2015, or 11.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $135.1 million for the year ended December 31, 2016, or 4.8% of revenue, compared to $63.6 million for the year ended December 31, 2015, or 3.5% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2015 and 2016 and real estate acquired as part of the 2015 and 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $181.3 million for the year ended December 31, 2016 compared to $106.7 million for the year ended December 31, 2015. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility, the issuance of the 5.625% Senior Notes on February 11, 2015 and September 21, 2015 and the issuance of the 6.500% Senior Notes on February 16, 2016.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2016 represent $1.1 million of cash charges and $3.2 million of non-cash charges recorded in connection with the Tranche B-2 Repricing Amendment and the Refinancing Amendment. Debt extinguishment costs for the year ended December 31, 2015 represent $7.5 million of cash charges and $3.3 million of non-cash charges recorded in connection with the repayment of $97.5 million of 12.875% Senior Notes.

Loss on divestiture. As part of our divestitures in the U.K. and U.S., we recorded $178.8 million of loss on divestiture for the year ended December 31, 2016, which included an allocation of goodwill to the disposal groups of approximately $106.9 million, loss on the sale of properties of approximately $45.0 million, transaction-related expenses of approximately $26.8 million and write-off of intangible assets of approximately $0.1 million.

(Gain) loss on foreign currency derivatives. We entered into foreign currency forward contracts during the years ended December 31, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the year ended December 31, 2016, compared to a loss of $1.9 million for the year ended December 31, 2015.

Transaction-related expenses. Transaction-related expenses were $48.3 million for the year ended December 31, 2016 compared to $36.6 million for the year ended December 31, 2015. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2015 and 2016 Acquisitions, as summarized below (in thousands):

	Year Ended December 31,
	2016	2015
Legal, accounting and other fees	$21,058	$17,768
Advisory and financing commitment fees	14,850	10,337
Severance and contract termination costs	12,415	8,466

	$48,323	$36,571

Provision for income taxes. For the year ended December 31, 2016, the provision for income taxes was $28.8 million, reflecting an effective tax rate of 87.3%, compared to $53.4 million, reflecting an effective tax rate of 32.4%, for 2015. The change in the tax rate for the year ended December 31, 2016 is primarily attributable to the disparity between the accounting treatment and the tax treatment of the U.K. Divestiture on November 30, 2016.

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

Salaries, wages and benefits. SWB expense was $973.7 million for the year ended December 31, 2015 compared to $575.4 million for the year ended December 31, 2014, an increase of $398.3 million. SWB expense included $20.5 million and $10.1 million of equity-based compensation expense for the years ended December 31, 2015 and 2014, respectively. Excluding equity-based compensation expense, SWB expense was $953.3 million, or 53.1% of revenue, for the year ended December 31, 2015, compared to $565.4 million, or 56.3% of revenue, for the year ended December 31, 2014. The $387.9 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2014 and 2015 Acquisitions, particularly the acquisition of CRC. Same-facility SWB expense was $554.0 million for the year ended December 31, 2015, or 52.3% of revenue, compared to $524.4 million for the year ended December 31, 2014, or 53.5% of revenue.

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

(Gain) loss on foreign currency derivatives. In connection with the acquisition in the U.K., the Company entered into foreign currency forward contracts during the years ended December 31, 2015 and 2014 in order to fix the exchange rate applicable to the payment of the acquisition purchase prices. Exchange rate changes between the contract date and the settlement date resulted in a loss on foreign currency derivatives of $1.9 million for the year ended December 31, 2015, compared to a gain of $15.3 million for the year ended December 31, 2014.

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

Transaction-related expenses. Transaction-related expenses were $36.6 million for the year ended December 31, 2015 compared to $13.7 million for the year ended December 31, 2014. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2014 and 2015 Acquisitions, as summarized below (in thousands):

	Year Ended December 31,
	2015	2014
Legal, accounting and other fees	$17,768	$12,836
Advisory and financing commitment fees	10,337	—
Severance and contract termination costs	8,466	814

	$36,571	$13,650

Provision for income taxes. For the year ended December 31, 2015, the provision for income taxes was $53.4 million, reflecting an effective tax rate of 32.4%, compared to $42.9 million, reflecting an effective tax rate of 34.0%, for 2014. The decrease in the tax rate for the year ended December 31, 2015 was primarily attributable to a full year of results for Partnerships in Care in 2015, compared to six months in 2014. Partnerships in Care is located in a lower taxing jurisdiction and for which our earnings are permanently reinvested.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2016 was $371.7 million compared to $242.1 million for the year ended December 31, 2015. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from the 2015 and 2016 Acquisitions and the growth in same-facility operations. Days sales outstanding as of December 31, 2016 was 34 compared to 40 as of December 31, 2015. As of December 31, 2016 and December 31, 2015, we had working capital of $85.1 million and $4.5 million, respectively.

Cash used in investing activities for the year ended December 31, 2016 was $660.4 million compared to $884.5 million for the year ended December 31, 2015. Cash used in investing activities for the year ended December 31, 2016 primarily consisted of $683.5 million of cash paid for acquisitions, $307.5 million of cash paid for capital expenditures and $40.8 million of cash paid for real estate acquisitions, partially offset by cash received on divestitures of $373.3 million. Cash paid for capital expenditures for the year ended December 31, 2016 consisted of $76.0 million of routine capital expenditures and $231.5 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2.7% of revenue for the year ended December 31, 2016. Cash used in investing activities for the year ended December 31, 2015 primarily consisted of $574.8 million of cash paid for acquisitions, $276.0 million of cash paid for capital expenditures and $26.6 million of cash paid for real estate acquisitions.

Cash provided by financing activities for the year ended December 31, 2016 was $358.8 million compared to $563.6 million for the year ended December 31, 2015. Cash provided by financing activities for the year ended December 31, 2016 primarily consisted of long-term debt borrowings of $1.5 billion, borrowings on our revolving credit facility of $179.0 million and an issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.4 billion, payment on revolving credit facility of $337.0 million, repayment of long-term debt of $200.6 million, principal payments on long-term debt of $49.9 million, payment of debt issuance costs of $36.6 million and common stock withheld for minimum statutory taxes of $8.8 million. Cash provided by financing activities for the year ended December 31, 2015 primarily consisted of borrowings on long-term debt of $1.2 billion, borrowings on our revolving credit facility of $468.0 million, issuance of common stock of $331.3 million and an excess tax benefit from equity awards of $0.3 million, partially offset by repayment of assumed CRC debt of $904.5 million, principal payments on our revolving credit facility of $310.0 million, repayment of long-term debt of $97.5 million, principal payments on long-term debt of $32.0 million, payment of debt issuance costs of $26.4 million, payment of premium for purchase of senior notes of $7.5 million and common stock withheld for minimum statutory taxes of $7.8 million. All of our debt is denominated in USD.

We had total available cash and cash equivalents of $57.1 million, $11.2 million and $94.0 million as of December 31, 2016, 2015 and 2014, respectively, of which approximately $41.4 million, $9.2 million and $17.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Amended and Restated Senior Credit Facility

We entered into a Senior Secured Credit Facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the Securities and Exchange Commission.

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

On January 25, 2016, we entered into the Ninth Amendment to our Amended and Restated Credit Agreement. The Ninth Amendment modified certain definitions and provides increased flexibility to us in terms of our financial covenants. Our baskets for permitted investments were also increased to provide increased flexibility for us to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. As a result of the Ninth Amendment, we may invest in non-wholly owned subsidiaries and joint ventures up to 10.0% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 12.5% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. We may also invest in foreign subsidiaries that are not loan parties up to 10% of our and our subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 15% of our and our subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 25% of our and our subsidiaries’ total assets in any fiscal year.

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

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, we entered into a Tranche B-2 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to the New TLB Facility from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

On November 22, 2016, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment, among other things, (i) amended the negative covenant regarding dispositions, (ii) modified the collateral package to release any real property with a fair market value of less than $5.0 million and (iii) changed certain investment, indebtedness and lien baskets.

On November 30, 2016, we entered into a Refinancing Facilities Amendment to the Amended and Restated Credit Agreement. The Refinancing Amendment increased our line of credit on our revolving credit facility to $500.0 million from $300.0 million and reduced our TLA Facility to $400.0 million from $600.6 million. In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered our effective interest rate on our line of credit on our revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

We had $491.7 million of availability under the revolving line of credit and had standby letters of credit outstanding of $8.3 million related to security for the payment of claims required by our workers’ compensation insurance program as of December 31, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for March 31, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

The interest rates and the unused line fee on unused commitments related to the Pro Rata Facilities are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 3.50:1.0	1.75%	0.75%	0.20%
2	>3.50:1.0 but < 4.00:1.0	2.00%	1.00%	0.25%
3	>4.00:1.0 but < 4.50:1.0	2.25%	1.25%	0.30%
4	>4.50:1.0 but < 5.25:1.0	2.50%	1.50%	0.35%
5	>5.25:1.0	2.75%	1.75%	0.40%

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

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. The Company is generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2016	6.75x	6.75x	6.75x	6.75x
2017	6.75x	6.75x	6.50x	6.50x
2018	6.50x	6.25x	6.00x	6.00x
2019	5.75x	5.75x	5.50x	5.50x
2020	5.25x	5.25x	5.25x	5.00x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

December 31, 2016- June 30, 2017	4.00x
September 30, 2017- June 30, 2018	3.75x
September 30, 2018 and each fiscal quarter thereafter	3.50x

As of December 31, 2016, the Company was in compliance with all of the above covenants.

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

5.625% Senior Notes due 2023

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes due 2023. On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, we have outstanding an aggregate of $650.0 million of 5.625% Senior Notes. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$192,710	$381,685	$819,061	$2,905,383	$4,298,839
Operating leases	65,259	112,775	96,669	768,607	1,043,310
Purchase and other obligations (b)	3,585	30,756	1,980	28,075	64,396

Total obligations and commitments	$261,554	$525,216	$917,710	$3,702,065	$5,406,545

(a)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt as of December 31, 2016.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had standby letters of credit outstanding of $8.3 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2016 was composed of $1.5 billion of fixed-rate debt and $1.8 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.37% higher rate on our variable rate debt) would decrease our net income and cash flows by $4.3 million on an annual basis based upon our borrowing level at December 31, 2016.

The functional currency for our U.K. facilities is the British pound (“GBP”). Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. On a pro forma basis for the Priory acquisition and U.K. Divestiture, based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change (which would equate to an increase or decrease in the exchange rate of 0.14) would cause a change in our net income of $12.0 million for the year ended December 31, 2016. In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses included in the financial statements. Estimates are based on historical experience and other available information, the results of which form the basis of such estimates. While management believes our estimation processes are reasonable, actual results could differ from our estimates. The following accounting policies are considered critical to the portrayal of our financial condition and operating performance and involve highly subjective and complex assumptions and assessments:

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and Local Authorities); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Commercial	$534,468	18.7%	$423,077	23.1%	$237,041	23.0%
Medicare	266,868	9.4%	214,125	11.7%	200,306	19.4%
Medicaid	725,508	25.4%	609,805	33.3%	395,146	38.3%
U.K. public funded sources	1,021,888	35.8%	356,965	19.5%	149,156	14.5%
Self-Pay	268,160	9.4%	174,850	9.6%	25,166	2.5%
Other	35,931	1.3%	50,797	2.8%	23,969	2.3%

Revenue before provision for doubtful accounts	2,852,823	100.0%	1,829,619	100.0%	1,030,784	100.0%
Provision for doubtful accounts	(41,909)		(35,127)		(26,183)

Revenue	$2,810,914		$1,794,492		$1,004,601

The following tables present a summary of our aging of accounts receivable as of December 31, 2016 and 2015:

December 31, 2016

	Current	30-90	90-150	>150	Total
Commercial	15.8%	8.5%	3.0%	5.3%	32.6%
Medicare	12.0%	1.6%	0.8%	1.2%	15.6%
Medicaid	18.7%	6.5%	2.9%	5.5%	33.6%
U.K. public funded sources	5.1%	3.4%	0.6%	0.4%	9.5%
Self-Pay	1.8%	1.5%	1.5%	3.3%	8.1%
Other	0.1%	0.1%	0.1%	0.3%	0.6%

Total	53.5%	21.6%	8.9%	16.0%	100.0%

December 31, 2015

	Current	30-90	90-150	>150	Total
Commercial	16.6%	9.1%	3.2%	3.0%	31.9%
Medicare	12.6%	2.3%	1.2%	0.4%	16.5%
Medicaid	23.4%	6.7%	2.8%	4.2%	37.1%
U.K. public funded sources	1.6%	3.1%	0.5%	—%	5.2%
Self-Pay	1.7%	1.8%	2.0%	3.0%	8.5%
Other	0.5%	0.1%	0.1%	0.1%	0.8%

Total	56.4%	23.1%	9.8%	10.7%	100.0%

Medicaid accounts receivable as of December 31, 2016 and 2015 included approximately $1.2 million and $1.1 million, respectively, of accounts pending Medicaid approval.

Allowance for Contractual Discounts

We derive a significant portion of our revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions. Management estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report receivables were $7.4 million and $4.2 million at December 31, 2016 and 2015, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.7 million, $1.9 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts

Our ability to collect outstanding patient receivables from third-party payors is critical to our operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate uncollectible accounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on our policies are written off to the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. Effective September 1, 2016, a portion of the Company’s professional liability risk is insured through a wholly-owned insurance subsidiary. The Company’s wholly-owned insurance subsidiary insures the Company for professional liability losses up to $52.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $50.0 million in excess of a retention level of $2.0 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $52.3 million as of December 31, 2016, of which $11.7 million was included in other accrued liabilities and $40.6 million was included in other long-term liabilities. The professional and general liability reserve was $41.9 million as of December 31, 2015, of which $10.5 million was included in other accrued liabilities and $31.4 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $25.9 million as of December 31, 2016, of which $6.5 million was included in other current assets and $19.4 million was included in other assets, and such receivable was $21.3 million as of December 31, 2015, of which $5.3 million was included in other current assets and $16.0 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $16.6 million as of December 31, 2016, of which $10.0 million was included in accrued salaries and benefits and $6.6 million was included in other long-term liabilities, and such liability was $14.7 million as of December 31, 2015, of which $7.5 million was included in accrued salaries and benefits and $7.2 million was included in other long-term liabilities.

The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $134.8 million, $63.0 million and $32.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. We have two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill and other indefinite-lived intangibles in 2016, 2015 and 2014 resulted in no impairment charges.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December  31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

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

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)

Equity Compensation Plans Approved by Stockholders(2)	2,367,562	(3)	$49.22	4,645,213

Equity Compensation Plans Not Approved by Stockholders(4)	25,000		$8.20	—

Total	2,392,562		$49.42	4,645,213

(1)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(2)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(3)	Includes 547,198 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.
(4)	Includes stock options issued pursuant to the PHC, Inc. 2004 Non-Employee Director Stock Option Plan. On November 1, 2011, we issued options to purchase shares of our Common Stock as replacements for PHC, Inc. options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017 is incorporated herein by reference.

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

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

2.13	Sale and Purchase Deed, dated as of December 31, 2015, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (dd)

2.14	Amendment to Sale and Purchase Deed, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (ee)

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (ii)

3.2	Amended and Restated Bylaws of the Company. (k)

4.1	Indenture, dated as of March 12, 2013, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (l)

4.2	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 12, 2013, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (l)

4.4	Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.5	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (n)

4.6	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.4).

4.7	Registration Rights Agreement, dated July 1, 2014, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC. (m)

4.8	Indenture, dated February 11, 2015, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.9	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.8).

4.10	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (o)

4.11	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (cc)

4.12	Indenture, dated February 16, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (hh)

4.13	Form of 6.500% Senior Note due 2024 (Included in Exhibit 4.12).

4.14	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (hh)

4.15	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.16	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (p)

4.17	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (dd)

4.18	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (hh)

Exhibit No.	Exhibit Description

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (l)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (q)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (r)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (s)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (t)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (u)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (o)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (o)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (aa)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (ff)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (hh)

10.13	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Credit Agreement. (jj)

10.14	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Credit Agreement. (kk)

10.15	Tenth Amendment, dated November 22, 2016, to the Credit Agreement. (ll)

10.16	Refinancing Facilities Amendment, dated November 30, 2016, to the Credit Agreement. (ll)

†10.17	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (v)

†10.18	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (v)

†10.19	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (v)

†10.20	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (v)

†10.21	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (v)

†10.22	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.23	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (w)

Exhibit No.	Exhibit Description

†10.24	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (x)

†10.25	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (y)

†10.26	Form of Restricted Stock Unit Agreement. (b)

†10.27	Form of Incentive Stock Option Agreement. (b)

†10.28	Form of Non-Qualified Stock Option Agreement. (b)

†10.29	Form of Restricted Stock Agreement. (b)

†10.30	Form of Stock Appreciation Rights Agreement. (b)

†10.31	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (z)

†10.32	Nonmanagement Director Compensation Program, effective January 1, 2013. (z)

10.33	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.34	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

10.35	Purchase Agreement, dated September 14, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the initial purchasers named therein. (bb)

10.36	Purchase Agreement, dated February 4, 2016, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (gg)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit Description

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).

(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(x)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(y)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(bb)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
(ll)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 30, 2016 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

We acquired Priory Group No. 1 Limited effective February 16, 2016, Serenity Knolls effective April 1, 2016, TrustPoint Hospital effective May 1, 2016 and Pocono Mountain Recovery Center effective June 1, 2016. We excluded these facilities from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. For the year ended December 31, 2016, these facilities contributed $766.3 million and $(49.4) million of our total revenue and net income, respectively, and as of December 31, 2016, accounted for $1.7 billion and $275.6 million of our total and net assets, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Acadia Healthcare Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Priory Group No. 1 Limited, Serenity Knolls, TrustPoint Hospital and Pocono Mountain Recovery Center, which are included in the December 31, 2016 consolidated financial statements of Acadia Healthcare Company, Inc. and constituted $1.7 billion and $275.6 million of total and net assets, respectively, as of December 31, 2016 and $766.3 million or $(49.4) million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Acadia Healthcare Company, Inc. also did not include an evaluation of the internal control over financial reporting of Priory Group No. 1 Limited, Serenity Knolls, TrustPoint Hospital and Pocono Mountain Recovery Center.

In our opinion, Acadia Healthcare Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Healthcare Company, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 24, 2017

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,063	$11,215
Accounts receivable, net of allowance for doubtful accounts of $38,916 and $29,332, respectively	263,327	216,626
Other current assets	107,537	66,895

Total current assets	427,927	294,736
Property and equipment:
Land	411,331	214,138
Building and improvements	2,031,819	1,277,800
Equipment	318,020	141,543
Construction in progress	157,114	195,042
Less accumulated depreciation	(214,589)	(119,470)

Property and equipment, net	2,703,695	1,709,053
Goodwill	2,681,188	2,128,215
Intangible assets, net	83,310	59,575
Deferred tax assets – noncurrent	3,780	49,114
Derivative instruments	73,509	—
Other assets	51,317	38,515

Total assets	$6,024,726	$4,279,208

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,805	$45,360
Accounts payable	80,034	91,341
Accrued salaries and benefits	105,068	80,696
Other accrued liabilities	122,958	72,806

Total current liabilities	342,865	290,203
Long-term debt	3,253,004	2,195,384
Deferred tax liabilities – noncurrent	78,520	23,936
Other liabilities	164,859	78,602

Total liabilities	3,839,248	2,588,125
Redeemable noncontrolling interests	17,754	8,055
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 and 90,000,000 shares authorized at December 31, 2016 and 2015, respectively; 86,688,199 and 70,745,746 issued and outstanding as of December 31, 2016 and 2015, respectively	867	707
Additional paid-in capital	2,496,288	1,572,972
Accumulated other comprehensive loss	(549,570)	(104,647)
Retained earnings	220,139	213,996

Total equity	2,167,724	1,683,028

Total liabilities and equity	$6,024,726	$4,279,208

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$2,852,823	$1,829,619	$1,030,784
Provision for doubtful accounts	(41,909)	(35,127)	(26,183)

Revenue	2,810,914	1,794,492	1,004,601
Salaries, wages and benefits (including equity-based compensation expense of $28,345, $20,472 and $10,058, respectively)	1,541,854	973,732	575,412
Professional fees	185,486	116,463	52,482
Supplies	117,425	80,663	48,422
Rents and leases	73,348	32,528	12,201
Other operating expenses	312,556	206,746	110,654
Depreciation and amortization	135,103	63,550	32,667
Interest expense, net	181,325	106,742	48,221
Debt extinguishment costs	4,253	10,818	—
Loss on divestiture	178,809	—	—
(Gain) loss on foreign currency derivatives	(523)	1,926	(15,262)
Transaction-related expenses	48,323	36,571	13,650

Total expenses	2,777,959	1,629,739	878,447

Income from continuing operations before income taxes	32,955	164,753	126,154
Provision for income taxes	28,779	53,388	42,922

Income from continuing operations	4,176	111,365	83,232
Income (loss) from discontinued operations, net of income taxes	—	111	(192)

Net income	4,176	111,476	83,040
Net loss attributable to noncontrolling interests	1,967	1,078	—

Net income attributable to Acadia Healthcare Company, Inc.	$6,143	$112,554	$83,040

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.07	$1.65	$1.51
Income (loss) from discontinued operations	—	—	—

Net income	$0.07	$1.65	$1.51

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$0.07	$1.64	$1.50
Income (loss) from discontinued operations	—	—	—

Net income	$0.07	$1.64	$1.50

Weighted-average shares outstanding:
Basic	85,701	68,085	55,063
Diluted	85,972	68,391	55,327

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$4,176	$111,476	$83,040
Other comprehensive loss:
Foreign currency translation loss	(477,772)	(40,103)	(66,206)
Gain on derivative instruments, net of tax of $29.1 million, $0 and $0, respectively	40,598	—	—
Pension liability adjustment, net of tax of $1.3 million, $0.9 million and $0.6 million, respectively	(7,749)	3,826	(2,164)

Other comprehensive loss	(444,923)	(36,277)	(68,370)

Comprehensive (loss) income	(440,747)	75,199	14,670
Comprehensive loss attributable to noncontrolling interests	1,967	1,078	—

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(438,780)	$76,277	$14,670

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

			Additional	Other	Earnings
	Common Stock		Paid- in Capital	Comprehensive Loss	(Accumulated Deficit)	Total
	Shares	Amount
Balance at January 1, 2014	50,071	$501	$461,807	$—	$18,402	$480,710
Common stock issued under stock incentive plans	259	2	568	—	—	570
Common stock withheld for minimum statutory taxes	—	—	(4,669)	—	—	(4,669)
Equity-based compensation expense	—	—	10,058	—	—	10,058
Excess tax benefit from equity awards	—	—	4,617	—	—	4,617
Issuance of common stock, net	8,882	89	374,342	—	—	374,431
Other	—	—	578	—	—	578
Other comprehensive loss	—	—	—	(68,370)	—	(68,370)
Net income	—	—	—	—	83,040	83,040

Balance at December 31, 2014	59,212	592	847,301	(68,370)	101,442	880,965
Common stock issued under stock incentive plans	384	4	1,811	—	—	1,815
Common stock withheld for minimum statutory taxes	—	—	(9,577)	—	—	(9,577)
Equity-based compensation expense	—	—	20,472	—	—	20,472
Excess tax benefit from equity awards	—	—	309	—	—	309
Issuance of common stock, net	11,150	111	711,406	—	—	711,517
Other comprehensive loss	—	—	—	(36,277)	—	(36,277)
Other	—	—	1,250	—	—	1,250
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	112,554	112,554

Balance at December 31, 2015	70,746	707	1,572,972	(104,647)	213,996	1,683,028
Common stock issued under stock incentive plans	408	5	1,379	—	—	1,384
Common stock withheld for minimum statutory taxes	—	—	(10,230)	—	—	(10,230)
Equity-based compensation expense	—	—	28,345	—	—	28,345
Issuance of common stock, net	15,534	155	901,824	—	—	901,979
Other comprehensive loss	—	—	—	(444,923)	—	(444,923)
Other	—	—	1,998	—	—	1,998
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	6,143	6,143

Balance at December 31, 2016	86,688	$867	$2,496,288	$(549,570)	$220,139	$2,167,724

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net income	$4,176	$111,476	$83,040
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	135,103	63,550	32,667
Amortization of debt issuance costs	10,324	6,709	3,198
Equity-based compensation expense	28,345	20,472	10,058
Deferred income tax expense	28,647	43,613	7,215
(Income) loss from discontinued operations, net of taxes	—	(111)	192
Debt extinguishment costs	4,253	10,818	—
Loss on divestiture	178,809
(Gain) loss on foreign currency derivatives	(523)	1,926	(15,262)
Other	4,715	1,615	488
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(15,718)	(24,954)	(15,110)
Other current assets	(20,648)	(2,717)	(2,011)
Other assets	(4,354)	(8,021)	(6,513)
Accounts payable and other accrued liabilities	22,693	6,868	2,793
Accrued salaries and benefits	(8,572)	1,658	11,980
Other liabilities	4,484	9,236	2,749

Net cash provided by continuing operating activities	371,734	242,138	115,484
Net cash used in discontinued operating activities	(10,256)	(1,735)	(198)

Net cash provided by operating activities	361,478	240,403	115,286
Investing activities:
Cash paid for acquisitions, net of cash acquired	(683,455)	(574,777)	(738,702)
Cash paid for capital expenditures	(307,472)	(276,047)	(113,244)
Cash paid for real estate acquisitions	(40,757)	(26,622)	(23,177)
Settlement of foreign currency derivatives	523	(1,926)	15,262
Cash received on divestitures	373,266	—	—
Other	(2,470)	(5,099)	(913)

Net cash used in investing activities	(660,365)	(884,471)	(860,774)
Financing activities:
Borrowings on long-term debt	1,480,000	1,150,000	542,500
Borrowings on revolving credit facility	179,000	468,000	230,500
Principal payments on revolving credit facility	(337,000)	(310,000)	(284,000)
Principal payments on long-term debt	(49,941)	(31,965)	(7,695)
Repayment of assumed debt	(1,348,389)	(904,467)	—
Repayment of long-term debt	(200,594)	(97,500)	—
Payment of debt issuance costs	(36,649)	(26,421)	(12,993)
Payment of premium on senior notes	—	(7,480)	—
Issuances of common stock, net	685,097	331,308	374,431
Common stock withheld for minimum statutory taxes, net	(8,846)	(7,762)	(4,099)
Excess tax benefit from equity awards	—	309	4,617
Cash paid for contingent consideration	—	—	(5,000)
Other	(3,837)	(420)	(289)

Net cash provided by financing activities	358,841	563,602	837,972
Effect of exchange rate changes on cash	(14,106)	(2,359)	(3,013)

Net increase (decrease) in cash and cash equivalents	45,848	(82,825)	89,471
Cash and cash equivalents at beginning of the period	11,215	94,040	4,569

Cash and cash equivalents at end of the period	$57,063	$11,215	$94,040

(continued on next page)

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental Cash Flow Information:
Cash paid for interest	$161,146	$87,034	$36,776

Cash paid for income taxes	$15,483	$6,911	$32,257

Significant Non-Cash Transactions:
Contingent consideration issued in connection with acquisition	$—	$—	$1,467

Effect of acquisitions:
Assets acquired, excluding cash	$2,516,880	$1,988,634	$819,518
Liabilities assumed	(1,616,543)	(1,024,515)	(78,849)
Issuance of common stock in connection with acquisition	(216,882)	(380,210)	—
Redeemable noncontrolling interest resulting from acquisitions	—	(9,132)	—
Prior year deposits paid for acquisitions	—	—	(500)
Contingent consideration issued in connection with acquisition	—	—	(1,467)

Cash paid for acquisitions, net of cash acquired	$683,455	$574,777	$738,702

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At December 31, 2016, the Company operated 573 behavioral healthcare facilities with approximately 17,100 beds in 39 states, the U.K. and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $86.8 million, $68.3 million and $36.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Revenue and Accounts Receivable

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and Local Authorities); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents the percentage of revenue before provision for doubtful accounts generated by each payor type:

	Year Ended December 31,
	2016	2015	2014
Commercial	18.7%	23.1%	23.0%
Medicare	9.4	11.7	19.4
Medicaid	25.4	33.3	38.3
U.K. public funded sources	35.8	19.5	14.5
Self-Pay	9.4	9.6	2.5
Other	1.3	2.8	2.3

Revenue before provision for doubtful accounts	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 35%, 45% and 58% of all revenue before provision for doubtful accounts for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 38% and 20% of its revenue for the years ended December 31, 2016 and 2015, respectively, from facilities located in the U.K. and approximately 15% and 12% of its revenue from facilities located in the U.K. and Arkansas, respectively, for the year ended December 31, 2014.

Allowance for Contractual Discounts

The Company derives a significant portion of its revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $7.4 million and $4.2 million at December 31, 2016 and 2015, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.7 million, $1.9 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts

The Company’s ability to collect outstanding patient receivables from third-party payors is critical to its operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. The Company estimates uncollectible accounts and establishes an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on the Company’s policies are written off to the allowance for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period
Year ended December 31, 2014	$18,345	$26,183	$(22,079)	$22,449
Year ended December 31, 2015	22,449	35,127	(28,244)	29,332
Year ended December 31, 2016	29,332	41,909	(32,325)	38,916

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $7.1 million, $4.6 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. Effective September 1, 2016, a portion of the Company’s professional liability risk is insured through a wholly-owned insurance subsidiary. The Company’s wholly-owned insurance subsidiary insures the Company for professional liability losses up to $52.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $50.0 million in excess of a retention level of $2.0 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $52.3 million as of December 31, 2016, of which $11.7 million was included in other accrued liabilities and $40.6 million was included in other long-term liabilities. The professional and general liability reserve was $41.9 million as of December 31, 2015, of which $10.5 million was included in other accrued liabilities and $31.4 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $25.9 million as of December 31, 2016, of which $6.5 million was included in other current assets and $19.4 million was included in other assets, and such receivable was $21.3 million as of December 31, 2015, of which $5.3 million was included in other current assets and $16.0 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $16.6 million as of December 31, 2016, of which $10.0 million was included in accrued salaries and benefits and $6.6 million was included in other long-term liabilities, and such liability was $14.7 million as of December 31, 2015, of which $7.5 million was included in accrued salaries and benefits and $7.2 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $134.8 million, $63.0 million and $32.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2016, 2015 and 2014 resulted in no impairment charges.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2016	2015
Other receivables	$44,975	$17,518
Prepaid expenses	27,455	21,817
Income taxes receivable	11,714	6,540
Workers’ compensation deposits – current portion	10,000	7,500
Insurance receivable – current portion	6,472	5,290
Inventory	4,633	4,681
Other	2,288	3,549

Other current assets	$107,537	$66,895

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accrued expenses	$37,323	$17,921
Accrued interest	33,616	26,132
Unearned income	28,805	446
Insurance liability – current portion	11,672	10,490
Accrued property taxes	2,732	2,951
Other	8,283	7,499
Income taxes payable	527	7,367

Other accrued liabilities	$122,958	$72,806

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2017-04 on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Additionally, ASU 2016-09 would permit both public and nonpublic organizations to adopt the new standard early. Management does not anticipate ASU 2016-09 will have a significant impact on the Company’s consolidated financial statements, but the impact will depend on future changes in the Company’s stock price.

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. Management believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2014-15 as of December 31, 2016. There was no impact on the Company’s consolidated financial statements as a result of this adoption.

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires companies to exercise more judgment and recognize revenue in accordance with the standard’s core principle by applying the following five steps:

Step 1: Identify the contract with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also includes a cohesive set of quantitative and qualitative disclosure requirements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.

ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, ASU 2014-09 would permit both public and nonpublic organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 requires retrospective application using either a full retrospective adoption or a modified retrospective adoption approach. Full retrospective adoption requires entities to apply the standard as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of adoption. Management anticipates that the Company will adopt the full retrospective method and does not plan to early adopt ASU 2014-09.

Additionally, the Company anticipates that, as a result of certain changes required by ASU 2014-09, the majority of its provision for doubtful accounts will be recorded as a direct reduction to revenue instead of being presented as a separate line item. Management is continuing to evaluate the impact of ASU 2014-09 on the Company’s consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014 (in thousands except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Basic and diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$6,143	$112,443	$83,232
Income (loss) from discontinued operation	—	111	(192)

Net income attributable to Acadia Healthcare Company, Inc.	$6,143	$112,554	$83,040

Denominator:
Weighted average shares outstanding for basic earnings per share	85,701	68,085	55,063
Effects of dilutive instruments	271	306	264

Shares used in computing diluted earnings per common share	85,972	68,391	55,327

Basic earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$0.07	$1.65	$1.51
Income (loss) from discontinued operations	—	—	—

Net income attributable to Acadia Healthcare Company, Inc.:	$0.07	$1.65	$1.51

Diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$0.07	$1.64	$1.50
Income (loss) from discontinued operations	—	—	—

Net income attributable to Acadia Healthcare Company, Inc.:	$0.07	$1.64	$1.50

Approximately 1.1 million, 0.8 million and 0.7 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

4. Acquisitions

2016 U.S. Acquisitions

On June 1, 2016, the Company completed the acquisition of Pocono Mountain Recovery Center (“Pocono Mountain”), an inpatient psychiatric facility with 108 beds located in Henryville, Pennsylvania, for cash consideration of approximately $25.4 million. In addition, the Company may be required to make a cash payment of up to $5.0 million under an earn-out agreement, contingent upon achievement by Pocono Mountain of certain operating performance targets for the one-year period ending May 31, 2017.

On May 1, 2016, the Company completed the acquisition of TrustPoint Hospital (“TrustPoint”), an inpatient psychiatric facility with 100 beds located in Murfreesboro, Tennessee, for cash consideration of approximately $62.7 million.

On April 1, 2016, the Company completed the acquisition of Serenity Knolls (“Serenity Knolls”), an inpatient psychiatric facility with 30 beds located in Forest Knolls, California, for cash consideration of approximately $9.7 million.

Priory

On February 16, 2016, the Company completed the acquisition of Priory Group No. 1 Limited (“Priory”) for a total purchase price of approximately $2.2 billion, including cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of its common stock to shareholders of Priory. Priory was the leading independent provider of behavioral healthcare services in the U.K. operating 324 facilities with approximately 7,100 beds at February 16, 2016.

The Competition and Markets Authority (the “CMA”) in the U.K. reviewed the Company’s acquisition of Priory. On July 14, 2016, the CMA announced that the Company’s acquisition of Priory was referred for a phase 2 investigation unless the Company offered acceptable undertakings to address the CMA’s competition concerns relating to the provision of behavioral healthcare services in certain markets. On July 28, 2016, the CMA announced that the Company had offered undertakings to address the CMA’s concerns and that, in lieu of a phase 2 investigation, the CMA would consider the Company’s undertakings.

On October 18, 2016, the Company signed a definitive agreement with BC Partners (“BC Partners”) for the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds (collectively, the “U.K. Disposal Group”). On November 10, 2016, the CMA accepted the Company’s undertakings to sell the U.K. Disposal Group to BC Partners and confirmed that the divestiture satisfied the CMA’s concerns about the impact of the Company’s acquisition of Priory on competition for the provision of behavioral healthcare services in certain markets in the U.K. As a result of the CMA’s acceptance of the undertakings, the Company’s acquisition of Priory was not referred for a phase 2 investigation. On November 30, 2016, the Company completed the sale of the U.K. Disposal Group to BC Partners for £320 million cash (the “U.K. Divestiture”).

In conjunction with the sale, the Company recorded a loss on divestiture of $175.0 million in the consolidated statements of income for the year ended December 31, 2016. The loss on divestiture consisted of an allocation of goodwill to the U.K. Disposal Group of $106.9 million, loss on the sale of properties of $42.0 million and estimated transaction-related expenses of $26.1 million. The allocation of goodwill was based on the fair value of the U.K. Disposal Group relative to the total fair value of the Company’s U.K. Facilities segment.

The consolidated statements of income for the year ended December 31, 2016 include revenue of $154.7 million and income from continuing operations before income taxes of $81.2 million related to the U.K. Disposal Group excluding the loss on divestiture. The consolidated statements of income for the year ended December 31, 2015 include revenue of $58.5 million and income from continuing operations before income taxes of $17.0 million related to the U.K. Disposal Group excluding the loss on divestiture.

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

On August 31, 2015, the Company completed the acquisition of a controlling interest in Southcoast Behavioral (“Southcoast”), an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the facility. The value of the 25% noncontrolling interest is approximately $9.2 million.

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

On February 11, 2015, the Company completed the acquisition of CRC Health Group, Inc. (“CRC”) for total consideration of approximately $1.3 billion. As consideration for the acquisition, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness of $904.5 million. CRC was a leading provider of treatment services related to substance abuse and other addiction and behavioral disorders operating 35 inpatient facilities with over 2,400 beds and 81 comprehensive treatment centers located in 30 states at the acquisition date.

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

On July 1, 2015, the Company completed the acquisition of The Manor Clinic (“The Manor Clinic”), a substance abuse facility with 15 beds located in England, for cash consideration of approximately $5.9 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $319.4 million of the goodwill associated with domestic acquisitions completed in 2016 and 2015 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of Pocono Mountain, TrustPoint, Serenity Knolls and Priory.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2016 in connection with 2016 acquisitions were as follows (in thousands):

	Priory	Other	Total
Cash	$10,253	$2,488	$12,741
Accounts receivable	57,832	4,289	62,121
Prepaid expenses and other current assets	7,921	143	8,064
Property and equipment	1,598,156	35,400	1,633,556
Goodwill	686,149	95,645	781,794
Intangible assets	23,200	338	23,538
Other assets	7,760	47	7,807

Total assets acquired	2,391,271	138,350	2,529,621
Accounts payable	24,203	805	25,008
Accrued salaries and benefits	39,588	797	40,385
Other accrued expenses	48,305	390	48,695
Deferred tax liabilities – noncurrent	59,972	269	60,241
Debt	1,348,389	—	1,348,389
Other liabilities	63,583	30,242	93,825

Total liabilities assumed	1,584,040	32,503	1,616,543

Net assets acquired	$807,231	$105,847	$913,078

The fair values of assets acquired and liabilities assumed during 2015, at the corresponding acquisition dates, were as follows (in thousands):

	CRC	Other	Total
Cash	$19,599	$5,334	$24,933
Accounts receivable	47,035	20,445	67,480
Prepaid expenses and other current assets	26,945	2,555	29,500
Property and equipment	136,163	273,143	409,306
Goodwill	1,039,320	322,017	1,361,337
Intangible assets	37,000	204	37,204
Deferred tax asset-noncurrent	78,664	—	78,664
Other assets	6,478	51	6,529

Total assets acquired	1,391,204	623,749	2,014,953
Accounts payable	4,741	4,961	9,702
Accrued salaries and benefits	14,827	3,200	18,027
Other accrued expenses	38,873	5,782	44,655
Deferred tax liabilities – noncurrent	—	13,541	13,541
Debt	904,467	—	904,467
Other liabilities	34,720	10	34,730

Total liabilities assumed	997,628	27,494	1,025,122

Redeemable noncontrolling interests	—	9,132	9,132

Net assets acquired	$393,576	$587,123	$980,699

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

Transaction-related expenses comprised the following costs for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Legal, accounting and other fees	$21,058	$17,768	$12,836
Advisory and financing commitment fees	14,850	10,337	—
Severance and contract termination costs	12,415	8,466	814

	$48,323	$36,571	$13,650

Pro Forma Information

The consolidated statements of income for the year ended December 31, 2016 included revenue of $1.5 billion and income from continuing operations before income taxes of $74.8 million for acquisitions completed in 2016. The consolidated statements of income for the year ended December 31, 2015 included revenue of $552.1 million and income from continuing operations before income taxes of $204.1 million for acquisitions completed in 2015.

The following table provides certain unaudited pro forma financial information for the Company as if the 2015 and 2016 Acquisitions and the U.K. Divestiture had been completed as of January 1, 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Revenue	$2,765,221	$2,715,749

Income from continuing operations, before income taxes	$173,707	$113,297

5. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2016 and 2015 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(1,750)
Non-compete agreements	1,147	1,247	(1,147)	(1,247)

	3,247	3,347	(3,247)	(2,997)
Intangible assets not subject to amortization:
Licenses and accreditations	12,228	11,479	—	—
Trade names	57,538	37,800	—	—
Certificates of need	13,544	9,946	—	—

	83,310	59,225	—	—

Total	$86,557	$62,572	$(3,247)	$(2,997)

Amortization expense related to definite-lived intangible assets was $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, all the Company’s defined-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$400,000	$500,750
Senior Secured Term B Loans	1,435,450	495,000
Senior Secured Revolving Line of Credit	—	158,000
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	—
9.0% and 9.5% Revenue Bonds	22,175	22,410
Less: unamortized debt issuance costs, discount and premium	(59,816)	(35,416)

	3,287,809	2,240,744
Less: current portion	(34,805)	(45,360)

Long-term debt	$3,253,004	$2,195,384

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

On January 25, 2016, the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the Amended and Restated Credit Agreement. The Ninth Amendment modified certain definitions and provided increased flexibility to the Company in terms of its financial covenants. The Company’s baskets for permitted investments were also increased to provide increased flexibility for it to invest in non-wholly owned subsidiaries, joint ventures and foreign subsidiaries. The Company may now invest in non-wholly owned subsidiaries and joint ventures up to 10.0% of the Company and its subsidiaries’ total assets in any four consecutive fiscal quarter period, and up to 12.5% of the Company and its subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The Company may also invest in foreign subsidiaries that are not loan parties up to 10% of the Company and its subsidiaries’ total assets in any consecutive four fiscal quarter period, and up to 15% of the Company and its subsidiaries’ total assets during the term of the Amended and Restated Credit Agreement. The foregoing permitted investments are subject to an aggregate cap of 25% of the Company and its subsidiaries’ total assets in any fiscal year.

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

On May 26, 2016, the Company entered into a Tranche B-1 Repricing Amendment (the “Tranche B-1 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, the Company entered into a Tranche B-2 Repricing Amendment (the “Tranche B-2 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to the New TLB Facility from 3.75% to 3.0% in the case of Eurodollar Rate loans and 2.75% to 2.0% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, the Company recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

On November 22, 2016, the Company entered into a Tenth Amendment (the “Tenth Amendment”) to the Amended and Restated Credit Agreement. The Tenth Amendment, among other things, (i) amended the negative covenant regarding dispositions, (ii) modified the collateral package to release any real property with a fair market value of less than $5.0 million and (iii) changed certain investment, indebtedness and lien baskets.

On November 30, 2016, the Company entered into a Refinancing Facilities Amendment (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment increased the Company’s line of credit on its revolving credit facility to $500.0 million from $300.0 million and reduced its TLA Facility to $400.0 million from $600.6 million (together, the “Refinancing Facilities”). In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered the Company’s effective interest rate on the line of credit on its revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment in the consolidated statements of income.

The Company had $491.7 million of availability under the revolving line of credit and had standby letters of credit outstanding of $8.3 million related to security for the payment of claims required by its workers’ compensation insurance program as of December 31, 2016. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for March 31, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2016. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2016, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2016, the Company was in compliance with such covenants.

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

5.625% Senior Notes due 2023

On February 11, 2015, the Company issued $375.0 million of 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”). On September 21, 2015, the Company issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, the Company has outstanding an aggregate of $650.0 million of 5.625% Senior Notes. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 30, 2016 and December 31, 2015, $2.3 million was recorded within other assets on the consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2016 were $59.0 million, net of accumulated amortization of $21.6 million. Debt issuance costs at December 31, 2015 were $37.6 million, net of accumulated amortization of $12.6 million. Amortization expense related to debt issuance costs, which is reported as interest expense, was $10.8 million and $7.1 million, respectively, for the years ended December 31, 2016 and 2015. Estimated amortization of debt issuance costs for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is $9.3 million, $9.7 million, $10.0 million, $10.4 million and $10.2 million, respectively.

Other

The aggregate maturities of long-term debt as of December 31, 2016 were as follows (in thousands):

2017	$34,805
2018	34,830
2019	34,855
2020	44,880
2021	474,910
Thereafter	2,723,345

Total	$3,347,625

7. Equity

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

Equity Offerings

On February 11, 2015, the Company completed the acquisition of CRC for total consideration of approximately $1.3 billion. As consideration for the acquisition, the Company issued 5,975,326 shares of its common stock to certain holders of CRC common stock and repaid CRC’s outstanding indebtedness.

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

On February 16, 2016, the Company completed the acquisition of Priory for a total purchase price of approximately $2.2 billion including cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of our common stock to shareholders of Priory.

8. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of December 31, 2016, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,645,213 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $28.3 million, $20.5 million and $10.1 million in equity-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $51.0 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

As of December 31, 2016, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $10.7 million and $8.4 million for the years ended December 31, 2016 and 2015, respectively, related to equity-based compensation expense. The actual tax benefit realized from stock options exercised during the years ended December 31, 2015 and 2014 was $0.3 million and $4.6 million, respectively.

Stock option activity during 2015 and 2016 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	737,422	$32.19	8.09	$14,512
Options granted	204,700	63.07	9.21	1,724
Options exercised	(214,079)	42.75	N/A	9,890
Options cancelled	(33,300)	46.53	N/A	N/A

Options outstanding at December 31, 2015	694,743	42.87	7.70	20,717
Options granted	503,850	57.98	9.28	297
Options exercised	(57,397)	31.92	N/A	1,530
Options cancelled	(140,250)	57.13	N/A	N/A

Options outstanding at December 31, 2016	1,000,946	$49.42	7.80	$8,166

Options exercisable at December 31, 2015	106,330	$36.41	5.83	$4,968

Options exercisable at December 31, 2016	288,959	$42.81	6.22	$6,111

Restricted stock activity during 2015 and 2016 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	722,028	$39.77
Granted	503,052	62.67
Cancelled	(44,900)	49.55
Vested	(235,618)	34.93

Unvested at December 31, 2015	944,562	$52.74
Granted	387,347	55.38
Cancelled	(122,178)	57.02
Vested	(365,312)	47.18

Unvested at December 31, 2016	844,419	$55.76

Restricted stock unit activity during 2015 and 2016 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	125,113	$38.73
Granted	217,994	61.77
Cancelled	—	—
Vested	(125,023)	32.38

Unvested at December 31, 2015	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at December 31, 2016	273,599	$59.68

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Weighted average grant-date fair value of options	$18.96	$21.78
Risk-free interest rate	1.4%	1.5%
Expected volatility	33%	35%
Expected life (in years)	5.5	5.5

The Company’s estimate of expected volatility for stock options is based upon the volatility of guideline companies given the lack of sufficient historical trading experience of the Company’s common stock. The risk-free interest rate is the approximate yield on U.S. Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

9. Income Taxes

Income tax expense (benefit) from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$572	$(218)	$30,834
State	(863)	4,078	3,959
Foreign	423	5,915	914

Total current	132	9,775	35,707
Deferred:
Federal	45,077	40,635	2,667
State	1,491	5,349	353
Foreign	(17,921)	(2,371)	4,195

Total deferred provision	28,647	43,613	7,215

Provision for (benefit from) income taxes	$28,779	$53,388	$42,922

A reconciliation of the U.S. federal statutory rate, from continuing operations, to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate on income before income taxes	35.0%	35.0%	35.0%
Impact of foreign operations	(13.5)	(10.0)	(4.2)
Impact of foreign divestiture	39.2	—	—
Effects of statutory rate change	(14.5)	—	—
State income taxes, net of federal tax effect	7.5	4.8	2.3
Permanent differences	8.3	4.2	1.1
Transaction related items	25.9	—	—
Change in valuation allowance	2.8	1.2	(0.1)
Unrecognized tax benefit release	(7.2)	—	—
Other	3.8	(2.8)	(0.1)

Effective income tax rate	87.3%	32.4%	34.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2016 and December 31, 2015 were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$37,638	$47,695
Bad debt allowance	15,381	14,050
Accrued compensation and severance	23,379	20,150
Pension reserves	697	536
Insurance reserves	17,468	15,449
Leases	2,926	2,675
Accrued expenses	—	5,324
Other assets	2,038	3,551

Total gross deferred tax assets	99,527	109,430
Less: valuation allowance	(16,031)	(16,571)

Deferred tax assets	83,496	92,859
Deferred tax liabilities:
Fixed asset basis difference	(45,510)	(11,392)
Prepaid items	(1,324)	(3,113)
Intangible assets	(77,655)	(48,918)
Accrued expenses	(4,531)	—
Other liabilities	(29,216)	(4,258)

Total deferred tax liabilities	(158,236)	(67,681)

Total net deferred tax asset (liability)	$(74,740)	$25,178

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2016 and 2015, the Company carried a valuation allowance against deferred tax assets of $16.0 million and $16.6 million, respectively.

The domestic net operating loss carryforwards the Company has acquired for federal net operating loss carryforwards are approximately $28.4 million and $88.0 million as of December 31, 2016 and 2015, respectively. The foreign net operating loss carryforwards as of December 31, 2016 and 2015 are approximately $92.2 million and $14.7 million, respectively, and have no expiration. In addition, the Company has certain foreign tax credits which do not have an expiration date.

The Company has state net operating loss carryforwards at December 31, 2016 and 2015 of approximately $223.3 million and $213.9 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2031 to 2033. In addition, the Company has certain state tax credits which will begin to expire in 2026 if not utilized.

Income taxes receivable was $11.7 million and $6.5 million at December 31, 2016 and 2015, respectively, and was included in other current assets in the consolidated balance sheets. Income taxes payable of $0.5 million and $7.4 million at December 31, 2016 and 2015 was included in other accrued liabilities in the consolidated balance sheets.

The Company has recorded income taxes payable related to unrecognized tax benefits of $7.8 million and $5.4 million at December 31, 2016 and 2015, respectively, in other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized income tax benefits net of the federal benefit is as follows (in thousands):

	2016	2015	2014
Balance at January 1	$4,511	$2,923	$1,893
Additions based on tax positions related to the current year	—	1,516	—
Additions for tax positions of prior years	5,427	2,874	1,030
Reductions as a result of the lapse of applicable statutes of limitations	(2,989)	(2,802)	—

Balance at December 31	$6,949	$4,511	$2,923

The Company recognizes interest and penalties related to unrecognized tax benefits in its consolidated balance sheets. As of December 31, 2016 and 2015, the cumulative amounts recognized were $0.9 million and $1.0 million, respectively. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2014 through 2015. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In foreign jurisdictions, the Company may be subject to examination for calendar years 2012 through 2015. Generally, for state tax purposes, the Company’s 2011 through 2015 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

One of the Company’s Puerto Rico subsidiaries was granted a tax exemption for which a tax credit of up to 15% of eligible payroll expenses is available to offset up to 50% of the income taxes attributed to that entity. The tax exemption will expire on December 31, 2017.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2016, there were no undistributed earnings of the foreign subsidiaries. The amount of unrecognized deferred tax liability related to these temporary differences is not practicable at this time as this could be significantly impacted by the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, foreign currency translation adjustment and the opportunity to use foreign tax credits.

10. Derivatives

The Company entered into foreign currency forward contracts during the years ended December 31, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers. These foreign currency forward contracts did not meet the hedge accounting criteria under Accounting Standards Codification 815, Derivatives and Hedging. As such, changes in fair value resulted in gains of $0.5 million and losses of $1.9 million for the years ended December 31, 2016 and 2015, respectively which have been recorded in the consolidated statements of income.

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

The Company has designated the cross currency swap agreements as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of the cross currency swap agreements of $73.1 million is recorded as an asset within derivative instruments on the consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive income as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities in the consolidated statements of cash flows.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liability as of December 31, 2016 and 2015 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2016	2015	2016	2015
Amended and Restated Senior Credit Facility	$1,799,993	$1,135,861	$1,799,993	$1,135,861
6.125% Senior Notes due 2021	$147,574	$147,082	$152,186	$149,288
5.125% Senior Notes due 2022	$295,442	$294,749	$293,595	$275,590
5.625% Senior Notes due 2023	$640,574	$639,431	$640,574	$604,262
6.500% Senior Notes due 2024	$381,268	$—	$389,847	$—
9.0% and 9.5% Revenue Bonds	$22,959	$23,621	$22,959	$23,621
Derivative instruments	$73,509	$—	$73,509	$—
Contingent consideration liabilities	$107	$667	$107	$667

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

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows as of December 31, 2016 (in thousands):

2017	$65,259
2018	58,564
2019	54,211
2020	49,870
2021	46,799
Thereafter	768,607

Total minimum rental obligations	$1,043,310

During the years ended December 31, 2016, 2015 and 2014, rent expense was $73.3 million, $32.5 million and $12.2 million, respectively.

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

14. Noncontrolling Interests

On May 2, 2016, the Company opened Crestwyn Behavioral Health, a de novo inpatient psychiatric facility located in Memphis, Tennessee. The Company owns 60% of the equity interests in the entity that owns this facility, and two noncontrolling partners each own 20%. The value of the 40% noncontrolling interests is approximately $6.0 million and is based on the fair value of contributions. The Company consolidates the operations of the facility based on its 60% equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

On August 31, 2015, the Company completed the acquisition of a controlling interest in Southcoast, an inpatient psychiatric facility located in Fairhaven, Massachusetts. The Company owns 75% of the equity interests in the entity that owns this facility. The value of the 25% noncontrolling interest is approximately $9.2 million. The Company considered an income approach and other valuation methodologies to value the noncontrolling interests. The Company consolidates the operations of the facility based on its 75% equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on a put right that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

15. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At December 31, 2016, the U.S. Facilities included 208 behavioral healthcare facilities with approximately 8,500 beds in 39 states and Puerto Rico, and the U.K. Facilities included 365 behavioral healthcare facilities with approximately 8,600 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
U.S. Facilities	$1,698,525	$1,426,205	$850,625
U.K. Facilities	1,110,361	360,698	151,127
Corporate and Other	2,028	7,589	2,849

	$2,810,914	$1,794,492	$1,004,601

Segment EBITDA (1):
U.S. Facilities	$443,341	$377,587	$209,668
U.K. Facilities	245,046	90,035	39,832
Corporate and Other	(79,797)	(62,790)	(34,012)

	$608,590	$404,832	$215,488

	Year Ended December 31,
	2016	2015	2014
Segment EBITDA (1)	$608,590	$404,832	$215,488
Plus (less):
Equity-based compensation expense	(28,345)	(20,472)	(10,058)
Debt extinguishment costs	(4,253)	(10,818)	—
Loss on divestiture	(178,809)	—	—
Gain (loss) on foreign currency derivatives	523	(1,926)	15,262
Transaction-related expenses	(48,323)	(36,571)	(13,650)
Interest expense, net	(181,325)	(106,742)	(48,221)
Depreciation and amortization	(135,103)	(63,550)	(32,667)

Income from continuing operations before income taxes	$32,955	$164,753	$126,154

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2016	$1,941,873	$186,342	$—	$2,128,215
Increase from 2016 acquisitions	95,645	686,149	—	781,794
Foreign currency translation loss	—	(127,020)	—	(127,020)
Loss on divestiture	(85)	(106,852)	—	(106,937)
Prior year purchase price adjustments	4,362	774	—	5,136

Balance at December 31, 2016	$2,041,795	$639,393	$—	$2,681,188

	December 31,
	2016	2015
Assets (2):
U.S. Facilities	$3,382,167	$3,061,519
U.K. Facilities	2,441,018	1,045,922
Corporate and Other	201,541	171,767

	$6,024,726	$4,279,208

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
(2)	Assets include property and equipment for the U.S. Facilities of $1.0 billion, U.K. Facilities of $1.7 billion and corporate and other of $27.1 million at December 31, 2016. Assets include property and equipment for the U.S. Facilities of $832.2 million, U.K. Facilities of $824.4 million and corporate and other of $52.4 million at December 31, 2015.

16. Employee Benefit Plans

Defined Contribution Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company contributed $0.1 million to the 401(k) plan for each of the years ended December 31, 2016, 2015 and 2014.

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

The following table summarizes the funded status (unfunded liability) of the Partnerships in Care Pension Plan based upon actuarial valuations prepared as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Projected benefit obligation	$64,162	$58,107
Fair value of plan assets	53,462	55,286

Unfunded liability	$10,700	$2,821

The following table summarizes changes in the Partnerships in Care Pension Plan net pension liability as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Net pension liability at beginning of period	$2,821	$9,554
Employer contributions	(740)	(1,217)
Net pension expense (benefit)	339	(419)
Pension liability adjustment	8,781	(4,661)
Foreign currency translation loss	(501)	(436)

Net pension liability at end of period	$10,700	$2,821

A pension liability of $10.7 million and $2.8 million were recorded within other liabilities on the consolidated balance sheet as of December 31, 2016 and 2015. The following assumptions were used to determine the plan benefit obligation:

Discount rate	2.7%	3.8%
Compensation increase rate	2.4%	2.2%
Measurement date	December 31, 2016	December 31, 2015

A summary of the components of net pension plan expense for the year ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Interest cost on projected benefit obligation	$1,964	$2,369
Service cost on projected benefit obligation	—	616
Curtailments on projected benefit obligation	—	(1,373)
Expected return on assets	(1,625)	(2,031)

Total pension plan expense (benefit)	$339	$(419)

Assumptions used to determine the net periodic pension plan expense for the year ended December 31, 2016 and 2015 were as follows:

	2016	2015
Discount rate	2.7%	3.8%
Expected long-term rate of return on plan assets	2.7%	3.8%

The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income. The accumulated other comprehensive income (loss) related to the Partnerships in Care Pension Plan for the years ended December 31, 2016, 2015 and 2014 was $(7.4) million ($(6.1) million net of taxes), $2.6 million ($1.7 million net of taxes) and $(2.8) million ($(2.2) million net of taxes), respectively.

The trustees of the Partnerships in Care Pension Plan are required to invest assets in the best interest of the Partnerships in Care Pension Plan’s members and also ensure liquid assets are available to make benefit payments as they become due. Performance of the Partnerships in Care Pension Plan’s assets are monitored quarterly, at a minimum, and asset allocations are adjusted as needed. The Partnerships in Care Pension Plan’s weighted-average asset allocations by asset category as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	1.5%	1.7%
U.K. government obligation	14.5%	3.8%
Annuity contracts	41.6%	46.5%
Equity securities	26.3%	35.7%
Debt securities	12.1%	8.5%
Other	4.0%	3.8%

As of December 31, 2016 and 2015, the Partnerships in Care Pension Plan cash and cash equivalents were classified as Level 1 in the GAAP fair value hierarchy. Fair values were based on utilizing quoted prices (unadjusted) in active markets for identical assets. The U.K. government obligations, annuity contracts, equity securities, debt securities and other investments were classified as Level 2 in the GAAP fair value hierarchy. Fair values were based on data points that are observable, such as quoted prices, interest rates and yield curves.

17. Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2014	$—	$—	$—	$—
Foreign currency translation loss	(66,206)	—	—	(66,206)
Pension liability adjustment, net of tax of $0.6 million	—	—	(2,164)	(2,164)

Balance at December 31, 2014	(66,206)	—	(2,164)	(68,370)
Foreign currency translation loss	(40,103)	—	—	(40,103)
Pension liability adjustment, net of tax of $0.9 million	—	—	3,826	3,826

Balance at December 31, 2015	(106,309)	—	1,662	(104,647)
Foreign currency translation loss	(477,772)	—	—	(477,772)
Gain on derivative instruments, net of tax of $29.1 million	—	40,598	—	40,598
Pension liability adjustment, net of tax of $1.3 million	—	—	(7,749)	(7,749)

Balance at December 31, 2016	$(584,081)	$40,598	$(6,087)	$(549,570)

18. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2016 and 2015. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	(In thousands except per share amounts)
2016:
Revenue	$616,813	$756,548	$734,665		$702,888
Income from continuing operations before income taxes	$32,479	$73,852	$(115,814	)(1)	$42,438	(2)
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$25,688	$56,445	$(117,808	)(1)	$41,818	(2)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.31	$0.65	$(1.36	)(1)	$0.48	(2)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.31	$0.65	$(1.36	)(1)	$0.48	(2)
2015:
Revenue	$365,783	$453,660	$479,730		$495,319
Income from continuing operations before income taxes	$21,205	$49,355	$41,645	(3)	$52,518
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$14,594	$33,844	$29,550	(3)	$34,566
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.23	$0.50	$0.42	(3)	$0.49
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.23	$0.49	$0.42	(3)	$0.49

(1)	Includes loss on divestiture of $174.7 million and debt extinguishment costs of $3.4 million, or $142.0 million net of taxes, in connection with the U.K. Divestiture and the TLB repricing.
(2)	Includes loss on divestiture of $4.0 million and debt extinguishment costs of $0.8 million, or $3.1 million net of taxes, in connection with the Company’s divestitures and the Refinancing Amendment.
(3)	Includes debt extinguishment costs of $10.0 million, or $6.8 million net of taxes, in connection with the redemption of $88.3 million of the 12.875% Senior Notes on September 21, 2015. On November 1, 2015, the Company redeemed all of the outstanding $9.2 million principal amount of the 12.875% Senior Notes and incurred additional debt extinguishment cost of $0.8 million.

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% senior notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$15,681	$41,382	$—	$57,063
Accounts receivable, net	—	209,124	54,203	—	263,327
Other current assets	—	61,724	45,813	—	107,537

Total current assets	—	286,529	141,398	—	427,927
Property and equipment, net	—	940,880	1,762,815	—	2,703,695
Goodwill	—	1,935,260	745,928	—	2,681,188
Intangible assets, net	—	56,676	26,634	—	83,310
Deferred tax assets – noncurrent	13,522	—	4,606	(14,348)	3,780
Derivative instruments	73,509	—	—	—	73,509
Investment in subsidiaries	4,885,865	—	—	(4,885,865)	—
Other assets	493,294	40,480	7,189	(489,646)	51,317

Total assets	$5,466,190	$3,259,825	$2,688,570	$(5,389,859)	$6,024,726

Current liabilities:
Current portion of long-term debt	$34,550	$—	$255	$—	$34,805
Accounts payable	—	49,205	30,829	—	80,034
Accrued salaries and benefits	—	72,835	32,233	—	105,068
Other accrued liabilities	33,616	24,375	64,967	—	122,958

Total current liabilities	68,166	146,415	128,284	—	342,865
Long-term debt	3,230,300	—	512,350	(489,646)	3,253,004
Deferred tax liabilities – noncurrent	—	40,574	52,294	(14,348)	78,520
Other liabilities	—	101,938	62,921	—	164,859

Total liabilities	3,298,466	288,927	755,849	(503,994)	3,839,248

Redeemable noncontrolling interests	—	—	17,754	—	17,754

Total equity	2,167,724	2,970,898	1,914,967	(4,885,865)	2,167,724

Total liabilities and equity	$5,466,190	$3,259,825	$2,688,570	$(5,389,859)	$6,024,726

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,662,734	$1,190,089	$—	$2,852,823
Provision for doubtful accounts	—	(38,349)	(3,560)	—	(41,909)

Revenue	—	1,624,385	1,186,529	—	2,810,914
Salaries, wages and benefits	28,345	865,104	648,405	—	1,541,854
Professional fees	—	89,062	96,424	—	185,486
Supplies	—	76,246	41,179	—	117,425
Rents and leases	—	34,540	38,808	—	73,348
Other operating expenses	—	206,308	106,248	—	312,556
Depreciation and amortization	—	58,018	77,085	—	135,103
Interest expense, net	50,921	75,848	54,556	—	181,325
Debt extinguishment costs	4,253	—	—	—	4,253
Loss on divestiture	—	778	178,031	—	178,809
Gain on foreign currency derivatives	(523)	—	—	—	(523)
Transaction-related expenses	—	32,173	16,150	—	48,323

Total expenses	82,996	1,438,077	1,256,886	—	2,777,959
(Loss) income from continuing operations before income taxes	(82,996)	186,308	(70,357)	—	32,955
Equity in earnings of subsidiaries	65,560	—	—	(65,560)	—
(Benefit from) provision for income taxes	(21,612)	68,335	(17,944)	—	28,779

Income (loss) from continuing operations	4,176	117,973	(52,413)	(65,560)	4,176
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	4,176	117,973	(52,413)	(65,560)	4,176
Net loss attributable to noncontrolling interests	—	—	1,967	—	1,967

Net income attributable to Acadia Healthcare Company, Inc.	$4,176	$117,973	$(50,446)	$(65,560)	$6,143

Other comprehensive income:
Foreign currency translation gain	—	—	(477,772)	—	(477,772)
Gain on derivative instruments	40,598	—	—	—	40,598
Pension liability adjustment, net	—	—	(7,749)	—	(7,749)

Other comprehensive income	40,598	—	(485,521)	—	(444,923)

Comprehensive income (loss)	$44,774	$117,973	$(535,967)	$(65,560)	$(438,780)

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$4,176	$117,973	$(52,413)	$(65,560)	$4,176
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(65,560)	—	—	65,560	—
Depreciation and amortization	—	58,018	77,085	—	135,103
Amortization of debt issuance costs	10,751	—	(427)	—	10,324
Equity-based compensation expense	28,345	—	—	—	28,345
Deferred income tax (benefit) expense	(2,172)	50,611	(19,792)	—	28,647
Loss from discontinued operations, net of taxes	—	—	—	—	—
Debt extinguishment costs	4,253	—	—	—	4,253
Loss on divestiture	—	778	178,031	—	178,809
(Gain) loss on foreign currency derivatives	(523)	—	—	—	(523)
Other	—	4,022	693	—	4,715
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(24,017)	8,299	—	(15,718)
Other current assets	—	(3,138)	(17,510)	—	(20,648)
Other assets	(3,109)	(4,048)	(306)	3,109	(4,354)
Accounts payable and other accrued liabilities	—	(45,552)	68,245	—	22,693
Accrued salaries and benefits	—	3,844	(12,416)	—	(8,572)
Other liabilities	—	4,050	434	—	4,484

Net cash (used in) provided by continuing operating activities	(23,839)	162,541	229,923	3,109	371,734
Net cash used in discontinued operating activities	—	(10,256)	—	—	(10,256)

Net cash (used in) provided by operating activities	(23,839)	152,285	229,923	3,109	361,478
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(103,359)	(580,096)	—	(683,455)
Cash paid for capital expenditures	—	(177,593)	(129,879)	—	(307,472)
Cash paid for real estate acquisitions	—	(28,956)	(11,801)	—	(40,757)
Settlement of foreign currency derivatives	—	523	—	—	523
Cash received for divestiture	370,000	7,859	(4,593)	—	373,266
Other	—	(1,573)	(897)	—	(2,470)

Net cash used in investing activities	370,000	(303,099)	(727,266)	—	(660,365)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	179,000	—	—	—	179,000
Principal payments on revolving credit facility	(337,000)	—	—	—	(337,000)
Principal payments on long-term debt	(49,706)	(293,000)	(3,344)	296,109	(49,941)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Repayment of long-term debt	(200,594)	—	—	—	(200,594)
Payment of debt issuance costs	(36,649)	—	—	—	(36,649)
Issuance of common stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(8,846)	—	—	—	(8,846)
Excess tax benefit from equity awards	—	—	—	—	—
Other	(1,149)	(2,688)	—	—	(3,837)
Cash (used in) provided by intercompany activity	(707,925)	460,196	546,947	(299,218)	—

Net cash provided by (used in) financing activities	(346,161)	164,508	543,603	(3,109)	358,841

Effect of exchange rate changes on cash	—	—	(14,106)	—	(14,106)

Net increase in cash and cash equivalents	—	13,694	32,154	—	45,848
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215

Cash and cash equivalents at end of the period	$—	$15,681	$41,382	$—	$57,063

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$111,476	$138,764	$37,414	$(176,178)	$111,476
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(176,178)	—	—	176,178	—
Depreciation and amortization	—	41,768	21,782	—	63,550
Amortization of debt issuance costs	7,147	—	(438)	—	6,709
Equity-based compensation expense	20,472	—	—	—	20,472
Deferred income tax (benefit) expense	617	42,246	750	—	43,613
Loss from discontinued operations, net of taxes	—	(111)	—	—	(111)
Debt extinguishment costs	10,818	—	—	—	10,818
Loss (gain) on foreign currency derivatives	1,926	—	—	—	1,926
Other	—	1,582	33	—	1,615
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(18,632)	(6,322)	—	(24,954)
Other current assets	—	(1,152)	(1,565)	—	(2,717)
Other assets	(1,100)	(8,567)	546	1,100	(8,021)
Accounts payable and other accrued liabilities	—	(7,583)	14,451	—	6,868
Accrued salaries and benefits	—	312	1,346	—	1,658
Other liabilities	—	9,350	(114)	—	9,236

Net cash (used in) provided by continuing operating activities	(24,822)	197,977	67,883	1,100	242,138
Net cash provided by discontinued operating activities	—	(1,735)	—	—	(1,735)

Net cash (used in) provided by operating activities	(24,822)	196,242	67,883	1,100	240,403
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(254,848)	(319,929)	—	(574,777)
Cash paid for capital expenditures	—	(172,329)	(103,718)	—	(276,047)
Cash paid for real estate acquisitions	—	(25,293)	(1,329)	—	(26,622)
Settlement of foreign currency derivatives	—	(1,926)	—	—	(1,926)
Other	—	(5,099)	—	—	(5,099)

Net cash used in investing activities	—	(459,495)	(424,976)	—	(884,471)
Financing activities:
Borrowings on long-term debt	1,150,000	—	—	—	1,150,000
Borrowings on revolving credit facility	468,000	—	—	—	468,000
Principal payments on revolving credit facility	(310,000)	—	—	—	(310,000)
Principal payments on long-term debt	(31,965)	—	(1,315)	1,315	(31,965)
Repayment of assumed CRC debt	(904,467)	—	—	—	(904,467)
Repayments of senior notes	(97,500)	—	—	—	(97,500)
Payment of debt issuance costs	(26,421)	—	—	—	(26,421)
Payment of premium on senior notes	(7,480)	—	—	—	(7,480)
Issuance of Common Stock	331,308	—	—	—	331,308
Common stock withheld for minimum statutory taxes, net	(7,762)	—	—	—	(7,762)
Excess tax benefit from equity awards	309	—	—	—	309
Other	—	(420)	—	—	(420)
Cash provided by (used in) intercompany activity	(539,200)	191,334	350,281	(2,415)	—

Net cash provided by (used in) financing activities	24,822	190,914	348,966	(1,100)	563,602

Effect of exchange rate changes on cash	—	(2,359)	—	—	(2,359)

Net (decrease) increase in cash and cash equivalents	—	(74,698)	(8,127)	—	(82,825)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$1,987	$9,228	$—	$11,215

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

Dated: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS	Chairman of the Board and Chief Executive Officer	February 24, 2017
Joey A. Jacobs	(Principal Executive Officer)

/s/ DAVID M. DUCKWORTH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
David M. Duckworth

/s/ BRUCE A. SHEAR	Executive Vice Chairman, Director	February 24, 2017
Bruce A. Shear

/s/ E. PEROT BISSELL	Director	February 24, 2017
E. Perot Bissell

/s/ CHRISTOPHER R. GORDON	Director	February 24, 2017
Christopher R. Gordon

/s/ VICKY B. GREGG	Director	February 24, 2017
Vicky B. Gregg

/s/ WILLIAM F. GRIECO	Director	February 24, 2017
William F. Grieco

/s/ WADE D. MIQUELON	Director	February 24, 2017
Wade D. Miquelon

/s/ WILLIAM M. PETRIE	Director	February 24, 2017
William M. Petrie

/s/ HARTLEY R. ROGERS	Director	February 24, 2017
Hartley R. Rogers

/s/ REEVE B. WAUD	Director	February 24, 2017
Reeve B. Waud

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

2.13	Sale and Purchase Deed, dated as of December 31, 2015, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (dd)

2.14	Amendment to Sale and Purchase Deed, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (ee)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (ii)

3.2	Amended and Restated Bylaws of the Company. (k)

Exhibit No.	Exhibit Description

4.1	Indenture, dated as of March 12, 2013, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (l)

4.2	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 12, 2013, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (l)

4.4	Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.5	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (n)

4.6	Form of 5.125% Senior Note due 2022 (Included in Exhibit 4.4).

4.7	Registration Rights Agreement, dated July 1, 2014, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC. (m)

4.8	Indenture, dated February 11, 2015, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.9	Form of 5.625% Senior Note due 2023 (Included in Exhibit 4.8).

4.10	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (o)

4.11	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (cc)

4.12	Indenture, dated February 16, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (hh)

4.13	Form of 6.500% Senior Note due 2024 (Included in Exhibit 4.12).

4.14	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (hh)

4.15	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.16	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (p)

4.17	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (dd)

4.18	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (hh)

Exhibit No.	Exhibit Description

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (l)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (q)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (r)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (s)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (t)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (u)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (o)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (o)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (aa)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (ff)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (hh)

10.13	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Credit Agreement. (jj)

10.14	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Credit Agreement. (kk)

10.15	Tenth Amendment, dated November 22, 2016, to the Credit Agreement. (ll)

10.16	Refinancing Facilities Amendment, dated November 30, 2016, to the Credit Agreement. (ll)

†10.17	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (v)

†10.18	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (v)

†10.19	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (v)

†10.20	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (v)

†10.21	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (v)

†10.22	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.23	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (w)

Exhibit No.	Exhibit Description

†10.24	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (x)

†10.25	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (y)

†10.26	Form of Restricted Stock Unit Agreement. (b)

†10.27	Form of Incentive Stock Option Agreement. (b)

†10.28	Form of Non-Qualified Stock Option Agreement. (b)

†10.29	Form of Restricted Stock Agreement. (b)

†10.30	Form of Stock Appreciation Rights Agreement. (b)

†10.31	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (z)

†10.32	Nonmanagement Director Compensation Program, effective January 1, 2013. (z)

10.33	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.34	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

10.35	Purchase Agreement, dated September 14, 2015, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as representatives of the initial purchasers named therein. (bb)

10.36	Purchase Agreement, dated February 4, 2016, by and among the Company, the guarantors, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC as representatives of the initial purchasers named therein. (gg)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit Description

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).

(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(x)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(y)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(bb)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 15, 2015 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 5, 2016 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
(ll)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 30, 2016 (File No. 001-35331).