Form 10-Q
period 2017-03-31
Acadia Healthcare Company, Inc.
filed 2017-04-26
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of April 26, 2017, there were 87,817,913 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,087	$57,063
Accounts receivable, net of allowance for doubtful accounts of $41,121 and $38,916, respectively	276,089	263,327
Other current assets	104,837	107,537

Total current assets	424,013	427,927
Property and equipment, net	2,749,538	2,703,695
Goodwill	2,683,787	2,681,188
Intangible assets, net	83,718	83,310
Deferred tax assets – noncurrent	3,750	3,780
Derivative instruments	59,257	73,509
Other assets	61,727	51,317

Total assets	$6,065,790	$6,024,726

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,805	$34,805
Accounts payable	92,673	80,034
Accrued salaries and benefits	102,333	105,068
Other accrued liabilities	106,046	122,958

Total current liabilities	335,857	342,865
Long-term debt	3,246,577	3,253,004
Deferred tax liabilities – noncurrent	63,858	78,520
Other liabilities	165,995	164,859

Total liabilities	3,812,287	3,839,248
Redeemable noncontrolling interests	17,570	17,754
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 86,916,624 and 86,688,199 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	869	867
Additional paid-in capital	2,499,760	2,496,288
Accumulated other comprehensive loss	(528,392)	(549,570)
Retained earnings	263,696	220,139

Total equity	2,235,933	2,167,724

Total liabilities and equity	$6,065,790	$6,024,726

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$689,341	$627,183
Provision for doubtful accounts	(10,147)	(10,370)

Revenue	679,194	616,813
Salaries, wages and benefits (including equity-based compensation expense of $7,396 and $6,956, respectively)	376,421	341,028
Professional fees	43,409	39,991
Supplies	27,709	26,685
Rents and leases	18,971	14,806
Other operating expenses	83,711	70,247
Depreciation and amortization	33,613	27,975
Interest expense, net	42,757	37,714
Gain on foreign currency derivatives	—	(410)
Transaction-related expenses	4,119	26,298

Total expenses	630,710	584,334

Income before income taxes	48,484	32,479
Provision for income taxes	13,711	7,110

Net income	34,773	25,369
Net loss attributable to noncontrolling interests	185	319

Net income attributable to Acadia Healthcare Company, Inc.	$34,958	$25,688

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.40	$0.31

Diluted	$0.40	$0.31

Weighted-average shares outstanding:
Basic	86,762	82,943
Diluted	86,908	83,420

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$34,773	$25,369
Other comprehensive income (loss):
Foreign currency translation gain (loss)	27,046	(48,415)
Loss on derivative instruments, net of tax of $(5.6) million and $0, respectively	(5,868)	—

Other comprehensive income (loss)	21,178	(48,415)

Comprehensive income (loss)	55,951	(23,046)

Comprehensive loss attributable to noncontrolling interests	185	319

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$56,136	$(22,727)

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2016	86,688	$867	$2,496,288	$(549,570)	$220,139	$2,167,724
Common stock issued under stock incentive plans	228	2	203	—	—	205
Common stock withheld for minimum statutory taxes	—	—	(4,439)	—	—	(4,439)
Equity-based compensation expense	—	—	7,396	—	—	7,396
Other comprehensive income	—	—	—	21,178	—	21,178
Cumulative effect of change in accounting principle	—	—	—	—	8,599	8,599
Other	—	—	312	—	—	312
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	34,958	34,958

Balance at March 31, 2017	86,916	$869	$2,499,760	$(528,392)	$263,696	$2,235,933

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating activities:
Net income	$34,773	$25,369
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	33,613	27,975
Amortization of debt issuance costs	2,396	2,147
Equity-based compensation expense	7,396	6,956
Deferred income tax expense	2,007	9,085
Gain on foreign currency derivatives	—	(410)
Other	3,825	882
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,459)	(3,749)
Other current assets	5,886	(8,075)
Other assets	(1,710)	(2,402)
Accounts payable and other accrued liabilities	(16,993)	7,498
Accrued salaries and benefits	(3,437)	(6,347)
Other liabilities	2,142	354

Net cash provided by continuing operating activities	57,439	59,283
Net cash used in discontinued operating activities	(425)	(619)

Net cash provided by operating activities	57,014	58,664
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(580,096)
Cash paid for capital expenditures	(50,549)	(90,089)
Cash paid for real estate acquisitions	(2,495)	(14,799)
Settlement of foreign currency derivatives	—	745
Other	(5,051)	(1,208)

Net cash used in investing activities	(58,095)	(685,447)
Financing activities:
Borrowings on long-term debt	—	1,480,000
Borrowings on revolving credit facility	—	58,000
Principal payments on revolving credit facility	—	(166,000)
Principal payments on long-term debt	(8,638)	(13,669)
Repayment of assumed debt	—	(1,348,389)
Payment of debt issuance costs	—	(34,167)
Issuance of common stock, net	—	685,097
Common stock withheld for minimum statutory taxes, net	(4,234)	(6,679)
Other	(865)	(224)

Net cash (used in) provided by financing activities	(13,737)	653,969
Effect of exchange rate changes on cash	842	(1,819)

Net (decrease) increase in cash and cash equivalents	(13,976)	25,367
Cash and cash equivalents at beginning of the period	57,063	11,215

Cash and cash equivalents at end of the period	$43,087	$36,582

(continued on next page)

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Effect of acquisitions:
Assets acquired, excluding cash	$—	$2,372,358
Liabilities assumed	—	(1,575,380)
Issuance of common stock in connection with acquisition	—	(216,882)

Cash paid for acquisitions, net of cash acquired	$—	$580,096

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At March 31, 2017, the Company operated 575 behavioral healthcare facilities with over 17,200 beds in 39 states, the U. K. and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2017-04 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted ASU 2016-09 as of January 1, 2017 as described in Note 10 – Income Taxes.

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

Basic and diluted earnings per share are calculated in accordance with the FASB Standards Codification Topic 260, “Earnings Per Share,” based on the weighted-average number of shares outstanding in each period and dilutive stock options, unvested shares and warrants, to the extent such securities have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$34,958	$25,688

Denominator:
Weighted average shares outstanding for basic earnings per share	86,762	82,943
Effect of dilutive instruments	146	477

Shares used in computing diluted earnings per common share	86,908	83,420

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.40	$0.31

Diluted	$0.40	$0.31

Approximately 1.2 million and 0.8 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $31.5 million of the goodwill associated with domestic acquisitions completed in 2016 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of certain real property and intangible assets and certain tax matters as well as certain receivables and assumed liabilities of Pocono Mountain, TrustPoint and Serenity Knolls.

The preliminary fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2016 in connection with the Priory, Serenity Knolls. TrustPoint and Pocono Mountain acquisitions (collectively the “2016 Acquisitions”) were as follows (in thousands):

	Priory	Other	Total
Cash	$10,253	$2,488	$12,741
Accounts receivable	57,832	4,076	61,908
Prepaid expenses and other current assets	7,921	143	8,064
Property and equipment	1,598,156	35,400	1,633,556
Goodwill	679,265	95,953	775,218
Intangible assets	23,200	338	23,538
Other assets	8,862	47	8,909

Total assets acquired	2,385,489	138,445	2,523,934
Accounts payable	24,203	805	25,008
Accrued salaries and benefits	39,588	902	40,490
Other accrued expenses	48,305	380	48,685
Deferred tax liabilities – noncurrent	56,462	269	56,731
Debt	1,348,389	—	1,348,389
Other liabilities	61,311	30,242	91,553

Total liabilities assumed	1,578,258	32,598	1,610,856

Net assets acquired	$807,231	$105,847	$913,078

Other

The qualitative factors comprising the goodwill acquired in the 2016 Acquisitions include efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, the ability to leverage call center referrals to a broader provider base, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance, and applying best practices throughout the combined companies.

Transaction-related expenses comprised the following costs for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Legal, accounting and other costs	$2,455	$11,448
Severance and contract termination costs	1,664	—
Advisory and financing commitment fees	—	14,850

	$4,119	$26,298

5.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)

	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,233	12,228	—	—
Trade names	57,780	57,538	—	—
Certificates of need	13,705	13,544	—	—

	83,718	83,310	—	—

Total	$86,965	$86,557	$(3,247)	$(3,247)

Amortization expense related to definite-lived intangible assets was $0.1 million for the three months ended March 31, 2016. As of December 31, 2016, all the Company’s defined-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6.	Property and Equipment

Property and equipment consists of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land	$417,369	$411,331
Building and improvements	2,097,801	2,031,819
Equipment	335,944	318,020
Construction in progress	146,508	157,114

	2,997,622	2,918,284
Less accumulated depreciation	(248,084)	(214,589)

Property and equipment, net	$2,749,538	$2,703,695

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$395,000	$400,000
Senior Secured Term B Loans	1,431,813	1,435,450
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	22,175	22,175
Less: unamortized debt issuance costs, discount and premium	(57,606)	(59,816)

	3,281,382	3,287,809
Less: current portion	(34,805)	(34,805)

Long-term debt	$3,246,577	$3,253,004

Amended and Restated Senior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated the Senior Secured Credit Facility (the “Amended and Restated Senior Credit Facility”). The Company has amended the Amended and Restated Credit Agreement from time to time as described in the Company’s prior filings with the SEC.

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

On May 26, 2016, the Company entered into a Tranche B-1 Repricing Amendment (the “Tranche B-1 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to the $500.0 million incremental Term Loan B facility (the “Existing TLB Facility”) from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

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

On November 30, 2016, the Company entered into a Refinancing Facilities Amendment (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment increased the Company’s line of credit on its revolving credit facility to $500.0 million from $300.0 million and reduced its TLA Facility to $400.0 million from $600.6 million (together, the “Refinancing Facilities”). In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered the Company’s effective interest rate on the line of credit on its revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment in the condensed consolidated statements of income.

The Company had $493.4 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.6 million related to security for the payment of claims required by its workers’ compensation insurance program as of March 31, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for March 31, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each

March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to the Company’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of March 31, 2017, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of March 31, 2017, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,281,213 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $7.4 million and $7.0 million in equity-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $65.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years. The Company recognized a deferred income tax benefit of $2.9 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively, related to equity-based compensation expense.

Stock option activity during 2016 and 2017 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	694,743	$42.87	7.70	$20,717
Options granted	503,850	57.98	9.28	297
Options exercised	(57,397)	31.92	N/A	1,530
Options cancelled	(140,250)	57.13	N/A	N/A

Options outstanding at December 31, 2016	1,000,946	49.42	7.80	8,166
Options granted	197,400	42.77	9.96	78
Options exercised	(11,350)	20.50	N/A	228
Options cancelled	(52,888)	54.87	N/A	N/A

Options outstanding at March 31, 2017	1,134,108	$48.08	8.00	$4,402

Options exercisable at December 31, 2016	288,959	$42.81	6.22	$6,111

Options exercisable at March 31, 2017	466,320	$46.59	6.52	$4,298

Restricted stock activity during 2016 and 2017 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	944,562	$52.74
Granted	387,347	55.38
Cancelled	(122,178)	57.02
Vested	(365,312)	47.18

Unvested at December 31, 2016	844,419	$55.76
Granted	285,008	42.98
Cancelled	(34,026)	59.89
Vested	(199,764)	53.82

Unvested at March 31, 2017	895,637	$51.97

Restricted stock unit activity during 2016 and 2017 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at December 31, 2016	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67

Unvested at March 31, 2017	360,909	$50.04

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Weighted average grant-date fair value of options	$14.57	$18.96
Risk-free interest rate	2.0%	1.4%
Expected volatility	33%	35%
Expected life (in years)	5.5	5.5

The Company’s estimate of expected volatility for stock options is based upon the volatility of guideline companies given the lack of sufficient historical trading experience of the Company’s common stock. The risk-free interest rate is the approximate yield on U. S. Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

10.	Income Taxes

The Company adopted ASU 2016-09 as of January 1, 2017, which changes how the Company accounts for share-based awards for tax purposes. Income tax effects of share-based awards are now recognized in the income statement, instead of through equity, when the awards vest.

Excess tax benefits/deficiencies are generated when the deduction for tax purposes is greater/less than the compensation cost for financial reporting purposes. Upon adoption of ASU 2016-09, the Company no longer records excess tax benefits/deficiencies in additional paid-in capital as a component of equity. Instead, excess tax benefits/deficiencies are included in the provision for income taxes on the condensed consolidated statements of income. These changes are recorded prospectively as of January 1, 2017, which resulted in an increase in our income tax provision of $1.7 million, or an increase in the effective tax rate of 3.6%, for the three months ended March 31, 2017. Prior periods have not been adjusted. An adjustment for prior period excess tax benefits of $8.6 million is recorded as a cumulative-effect adjustment in retained earnings at March 31, 2017 as the Company adopted this amendment using the modified transition method. Excess tax benefits were previously required to be included in financing activities on the condensed consolidated statement of cash flows and are now required to be included in operating activities. The changes to the condensed consolidated statement of cash flows are recorded prospectively as of January 1, 2017. Additionally, the Company has elected not to adjust its policy on accounting for forfeitures and will continue to estimate forfeiture rates.

The provision for income taxes for the three months ended March 31, 2017 and 2016 reflects effective tax rates of 28.3% and 21.9%, respectively. The increase in the effective tax rate for the three months ended March 31, 2017 was primarily attributable to the adoption of ASU 2016-09, the reduction in earnings related to the U.K. Divestiture and the decline in the exchange rate between U.S. dollars (“USD”) and British pounds (“GBP”).

11.	Derivatives

The Company entered into foreign currency forward contracts during the three months ended March 31, 2017 and 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between USD and GBP associated with cash transfers.

The foreign currency forward contracts entered into during the three months ended March 31, 2016 resulted in gains of $0.4 million for the three months ended March 31, 2016, which have been recorded in the condensed consolidated statements of income.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2016 and the three months ended March 31, 2017 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives of $59.3 million is recorded as derivative instruments on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to these derivatives are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to these derivatives are included in operating activities in the condensed consolidated statements of cash flows.

12.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Amended and Restated Senior Credit Facility	$1,792,800	$1,799,993	$1,792,800	$1,799,993
6.125% Senior Notes due 2021	$147,701	$147,574	$151,024	$152,186
5.125% Senior Notes due 2022	$295,622	$295,442	$298,578	$293,595
5.625% Senior Notes due 2023	$640,896	$640,574	$663,725	$640,574
6.500% Senior Notes due 2024	$381,507	$381,268	$401,536	$389,847
9.0% and 9.5% Revenue Bonds	$22,855	$22,959	$22,855	$22,959
Derivative instruments	$59,257	$73,509	$59,257	$73,509
Contingent consideration liabilities	$—	$107	$—	$107

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

Professional and General Liability

Effective September 1, 2016, a portion of the Company’s professional liability risks is insured through a wholly-owned insurance subsidiary. The Company’s wholly-owned insurance subsidiary insures the Company for professional liability losses up to $52.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $50.0 million in excess of a retention level of $2.0 million.

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

15.	Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Other receivables	$45,766	$44,975
Prepaid expenses	28,423	27,455
Workers’ compensation deposits – current portion	10,000	10,000
Income taxes receivable	7,182	11,714
Insurance receivable-current portion	6,472	6,472
Inventory	4,723	4,633
Other	2,271	2,288

Other current assets	$104,837	$107,537

16.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued expenses	$41,887	$37,323
Unearned income	22,260	28,805
Accrued interest	12,350	33,616
Insurance liability – current portion	11,672	11,672
Income taxes payable	7,542	527
Accrued property taxes	2,658	2,732
Other	7,677	8,283

Other accrued liabilities	$106,046	$122,958

17.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At March 31, 2017, the U.S. Facilities included 208 behavioral healthcare facilities with approximately 8,500 beds in 39 states and Puerto Rico, and the U.K. Facilities included 367 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
U.S. Facilities	$440,223	$408,264
U.K. Facilities	238,971	206,975
Corporate and Other	—	1,574

	$679,194	$616,813

Segment EBITDA (1):
U.S. Facilities	$112,145	$106,840
U.K. Facilities	44,186	44,931
Corporate and Other	(19,962)	(20,759)

	$136,369	$131,012

	Three Months Ended March 31,
	2017	2016
Segment EBITDA (1)	$136,369	$131,012
Plus (less):
Equity-based compensation expense	(7,396)	(6,956)
Gain on foreign currency derivatives	—	410
Transaction-related expenses	(4,119)	(26,298)
Interest expense, net	(42,757)	(37,714)
Depreciation and amortization	(33,613)	(27,975)

Income before income taxes	$48,484	$32,479

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2017	$2,041,795	$639,393	$—	$2,681,188
Foreign currency translation gain	—	8,782	—	8,782
Prior year purchase price adjustments	700	(6,883)	—	(6,183)

Balance at March 31, 2017	$2,042,495	$641,292	$—	$2,683,787

	March 31, 2017	December 31, 2016
Assets (2):
U.S. Facilities	$3,417,655	$3,382,167
U.K. Facilities	2,465,671	2,441,018
Corporate and Other	182,464	201,541

	$6,065,790	$6,024,726

(1)	Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $1.0 million, U.K. Facilities of $1.7 billion and corporate and other of $35.1 million at March 31, 2017. Assets include property and equipment for the U.S. Facilities of $1.0 billion, U.K. Facilities of $1.7 billion and corporate and other of $27.1 million at December 31, 2016.

18.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2016	(584,081)	40,598	(6,087)	(549,570)
Foreign currency translation gain	27,046	—	—	27,046
Loss on derivative instruments, net of tax of $(5.6) million	—	(5,868)	—	(5,868)

Balance at March 31, 2017	$(557,035)	$34,730	$(6,087)	$(528,392)

19.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$2,929	$40,158	$—	$43,087
Accounts receivable, net	—	219,325	56,764	—	276,089
Other current assets	—	59,283	45,554	—	104,837

Total current assets	—	281,537	142,476	—	424,013
Property and equipment, net	—	964,605	1,784,933	—	2,749,538
Goodwill	—	1,935,960	747,827	—	2,683,787
Intangible assets, net	—	56,837	26,881	—	83,718
Deferred tax assets – noncurrent	13,692	—	4,548	(14,490)	3,750
Derivative instruments	59,257	—	—	—	59,257
Investment in subsidiaries	4,942,294	—	—	(4,942,294)	—
Other assets	490,873	49,539	8,726	(487,411)	61,727

Total assets	$5,506,116	$3,288,478	$2,715,391	$(5,444,195)	$6,065,790

Current liabilities:
Current portion of long-term debt	$34,550	$—	$255	$—	$34,805
Accounts payable	—	66,085	26,588	—	92,673
Accrued salaries and benefits	—	71,053	31,280	—	102,333
Other accrued liabilities	11,656	24,319	70,071	—	106,046

Total current liabilities	46,206	161,457	128,194	—	335,857
Long-term debt	3,223,977	—	510,011	(487,411)	3,246,577
Deferred tax liabilities – noncurrent	—	28,435	49,913	(14,490)	63,858
Other liabilities	—	103,897	62,098	—	165,995

Total liabilities	3,270,183	293,789	750,216	(501,901)	3,812,287

Redeemable noncontrolling interests	—	—	17,570	—	17,570

Total equity	2,235,933	2,994,689	1,947,605	(4,942,294)	2,235,933

Total liabilities and equity	$5,506,116	$3,288,478	$2,715,391	$(5,444,195)	$6,065,790

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$426,796	$262,545	$—	$689,341
Provision for doubtful accounts	—	(9,214)	(933)	—	(10,147)

Revenue	—	417,582	261,612	—	679,194
Salaries, wages and benefits	7,396	224,430	144,595	—	376,421
Professional fees	—	22,074	21,335	—	43,409
Supplies	—	18,609	9,100	—	27,709
Rents and leases	—	8,511	10,460	—	18,971
Other operating expenses	—	55,031	28,680	—	83,711
Depreciation and amortization	—	15,551	18,062	—	33,613
Interest expense, net	15,368	18,485	8,904	—	42,757
Transaction-related expenses	—	1,438	2,681	—	4,119

Total expenses	22,764	364,129	243,817	—	630,710
(Loss) income before income taxes	(22,764)	53,453	17,795	—	48,484
Equity in earnings of subsidiaries	46,553	—	—	(46,553)	—
(Benefit from) provision for income taxes	(10,984)	21,070	3,625	—	13,711

Net income (loss)	34,773	32,383	14,170	(46,553)	34,773
Net loss attributable to noncontrolling interests	—	—	185	—	185

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$34,773	$32,383	$14,355	$(46,553)	$34,958

Other comprehensive income (loss):
Foreign currency translation gain	—	—	27,046	—	27,046
Loss on derivative instruments	(5,868)	—	—	—	(5,868)

Other comprehensive income (loss)	(5,868)	—	27,046	—	21,178

Comprehensive income (loss)	$28,905	$32,383	$41,401	$(46,553)	$56,136

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$402,934	$224,249	$—	$627,183
Provision for doubtful accounts	—	(9,342)	(1,028)	—	(10,370)

Revenue	—	393,592	223,221	—	616,813
Salaries, wages and benefits	6,956	211,033	123,039	—	341,028
Professional fees	—	22,677	17,314	—	39,991
Supplies	—	18,462	8,223	—	26,685
Rents and leases	—	8,577	6,229	—	14,806
Other operating expenses	—	48,849	21,398	—	70,247
Depreciation and amortization	—	12,751	15,224	—	27,975
Interest expense, net	13,433	16,093	8,188	—	37,714
Gain on foreign currency derivatives	(410)	—	—	—	(410)
Transaction-related expenses	—	21,435	4,863	—	26,298

Total expenses	19,979	359,877	204,478	—	584,334
(Loss) income before income taxes	(19,979)	33,715	18,743	—	32,479
Equity in earnings of subsidiaries	40,869	—	—	(40,869)	—
(Benefit from) provision for income taxes	(4,479)	7,407	4,182	—	7,110

Net income (loss)	25,369	26,308	14,561	(40,869)	25,369
Net loss attributable to noncontrolling interests	—	—	319	—	319

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$25,369	$26,308	$14,880	$(40,869)	$25,688

Other comprehensive loss:
Foreign currency translation loss	—	—	(48,415)	—	(48,415)

Other comprehensive loss	—	—	(48,415)	—	(48,415)

Comprehensive income (loss)	$25,369	$26,308	$(33,535)	$(40,869)	$(22,727)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$34,773	$32,383	$14,170	$(46,553)	$34,773
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Equity in earnings of subsidiaries	(46,553)	—	—	46,553	—
Depreciation and amortization	—	15,551	18,062	—	33,613
Amortization of debt issuance costs	2,500	—	(104)	—	2,396
Equity-based compensation expense	7,396	—	—	—	7,396
Deferred income tax (benefit) expense	(171)	2,754	(576)	—	2,007
Other	2,732	506	587	—	3,825
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(10,412)	(2,047)	—	(12,459)
Other current assets	—	5,097	789	—	5,886
Other assets	2,927	(1,778)	68	(2,927)	(1,710)
Accounts payable and other accrued liabilities	—	(9,224)	(7,769)	—	(16,993)
Accrued salaries and benefits	—	(1,961)	(1,476)	—	(3,437)
Other liabilities	—	(304)	2,446	—	2,142

Net cash provided by (used in) continuing operating activities	3,604	32,612	24,150	(2,927)	57,439
Net cash used in discontinued operating activities	—	(425)	—	—	(425)

Net cash provided by (used in) operating activities	3,604	32,187	24,150	(2,927)	57,014
Investing activities:
Cash paid for capital expenditures	—	(30,018)	(20,531)	—	(50,549)
Cash paid for real estate acquisitions	—	(2,495)	—	—	(2,495)
Other	—	(6,531)	1,480	—	(5,051)

Net cash used in investing activities	—	(39,044)	(19,051)	—	(58,095)
Financing activities:
Principal payments on long-term debt	(8,638)	—	(2,927)	2,927	(8,638)
Common stock withheld for minimum statutory taxes, net	(4,234)	—	—	—	(4,234)
Other	—	(865)	—	—	(865)
Cash provided by (used in) intercompany activity	9,268	(5,030)	(4,238)	—	—

Net (used in) provided by in financing activities	(3,604)	(5,895)	(7,165)	2,927	(13,737)

Effect of exchange rate changes on cash	—	—	842	—	842

Net decrease in cash and cash equivalents	—	(12,752)	(1,224)	—	(13,976)
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063

Cash and cash equivalents at end of the period	$—	$2,929	$40,158	$—	$43,087

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$25,369	$26,308	$14,561	$(40,869)	$25,369
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(40,869)	—	—	40,869	—
Depreciation and amortization	—	12,751	15,224	—	27,975
Amortization of debt issuance costs	2,254	—	(107)	—	2,147
Equity-based compensation expense	6,956	—	—	—	6,956
Deferred income tax expense	—	8,846	239	—	9,085
Gain on foreign currency derivatives	(410)	—	—	—	(410)
Other	—	896	(14)	—	882
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(13,560)	9,811	—	(3,749)
Other current assets	—	(3,596)	(4,479)	—	(8,075)
Other assets	—	(1,992)	(410)	—	(2,402)
Accounts payable and other accrued liabilities	—	7,564	(66)	—	7,498
Accrued salaries and benefits	—	6,388	(12,735)	—	(6,347)
Other liabilities	—	4,416	(4,062)	—	354

Net cash (used in) provided by continuing operating activities	(6,700)	48,021	17,962	—	59,283
Net cash used in discontinued operating activities	—	(619)	—	—	(619)

Net cash (used in) provided by operating activities	(6,700)	47,402	17,962	—	58,664
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(580,096)	—	(580,096)
Cash paid for capital expenditures	—	(64,272)	(25,817)	—	(90,089)
Cash paid for real estate acquisitions	—	(2,998)	(11,801)	—	(14,799)
Settlement of foreign currency derivatives	—	745	—	—	745
Other	—	(1,208)	—	—	(1,208)

Net cash used in investing activities	—	(67,733)	(617,714)	—	(685,447)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	58,000	—	—	—	58,000
Principal payments on revolving credit facility	(166,000)	—	—	—	(166,000)
Principal payments on long-term debt	(13,669)	—	—	—	(13,669)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Payment of debt issuance costs	(34,167)	—	—	—	(34,167)
Issuance of common stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(6,679)	—	—	—	(6,679)
Other	—	(224)	—	—	(224)
Cash (used in) provided by intercompany activity	(647,493)	35,637	611,856	—	—

Net cash provided by financing activities	6,700	35,413	611,856	—	653,969

Effect of exchange rate changes on cash	—	—	(1,819)	—	(1,819)

Net increase in cash and cash equivalents	—	15,082	10,285	—	25,367
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215

Cash and cash equivalents at end of the period	$—	$17,069	$19,513	$—	$36,582

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities, including those acquired in the Priory acquisition, or realizing the potential benefits and synergies of our acquisitions and joint ventures;

•	our ability to implement our business strategies in the U.S. and the U.K. and adapt to the regulatory and business environment in the U.K.;

•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally following the referendum in the U.K. on June 23, 2016, in which voters approved an exit from the European Union, or Brexit;

•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD following the Brexit vote;

•	the impact of payments received from the government and third-party payors on our revenue and results of operations including the significant dependence of our U.K. facilities on payments received from the National Health Service (the “NHS”);

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against us or our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal of the Patient Protection and Affordable Care Act;

•	the impact of our highly competitive industry on patient volumes;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	the impact of increases to our labor costs;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenue;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to cultivate and maintain relationships with referral sources;

•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of value-based purchasing programs on our revenue; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2017, we operated 575 behavioral healthcare facilities with over 17,200 beds in 39 states, the U.K. and Puerto Rico. During the three months ended March 31, 2017, we added 82 new beds to existing facilities. For the year ending December 31, 2017, we expect to add approximately 800 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the U.S. and the U.K. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S and U.K.

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

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) publicly funded sources in the U.K. (including the NHS, Clinical Commissioning Groups and local authorities in England, Scotland and Wales) and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%
Commercial	$139,455	20.2%	$125,719	20.0%
Medicare	67,840	9.8%	60,006	9.6%
Medicaid	190,834	27.7%	178,273	28.4%
U.K. public funded sources	223,128	32.4%	194,017	30.9%
Self-Pay	58,220	8.5%	59,348	9.5%
Other	9,864	1.4%	9,820	1.6%

Revenue before provision for doubtful accounts	689,341	100.0%	627,183	100.0%
Provision for doubtful accounts	(10,147)		(10,370)

Revenue	$679,194		$616,813

The following tables present a summary of our aging of accounts receivable as of March 31, 2017 and December 31, 2016:

March 31, 2017

	Current	30-90	90-150	>150	Total
Commercial	18.2%	7.6%	2.8%	5.5%	34.1%
Medicare	11.5%	1.7%	0.7%	1.1%	15.0%
Medicaid	19.3%	6.2%	1.9%	5.8%	33.2%
U.K. public funded sources	3.6%	5.2%	0.3%	0.1%	9.2%
Self-Pay	1.2%	1.6%	1.3%	2.7%	6.8%
Other	0.4%	0.5%	0.2%	0.6%	1.7%

Total	54.2%	22.8%	7.2%	15.8%	100.0%

December 31, 2016

	Current	30-90	90-150	>150	Total
Commercial	15.8%	8.5%	3.0%	5.3%	32.6%
Medicare	12.0%	1.6%	0.8%	1.2%	15.6%
Medicaid	18.7%	6.5%	2.9%	5.5%	33.6%
U.K. public funded sources	5.1%	3.4%	0.6%	0.4%	9.5%
Self-Pay	1.8%	1.5%	1.5%	3.3%	8.1%
Other	0.1%	0.1%	0.1%	0.3%	0.6%

Total	53.5%	21.6%	8.9%	16.0%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$689,341		$627,183
Provision for doubtful accounts	(10,147)		(10,370)

Revenue	679,194	100.0%	616,813	100.0%
Salaries, wages and benefits	376,421	55.4%	341,028	55.3%
Professional fees	43,409	6.4%	39,991	6.5%
Supplies	27,709	4.1%	26,685	4.3%
Rents and leases	18,971	2.8%	14,806	2.4%
Other operating expenses	83,711	12.3%	70,247	11.4%
Depreciation and amortization	33,613	4.9%	27,975	4.5%
Interest expense	42,757	6.3%	37,714	6.1%
Gain on foreign currency derivatives	—	0.0%	(410)	(0.1)%
Transaction-related expenses	4,119	0.6%	26,298	4.3%

Total expenses	630,710	92.8%	584,334	94.7%

Income before income taxes	48,484	7.2%	32,479	5.3%
Provision for income taxes	13,711	2.0%	7,110	1.2%

Net income	$34,773	5.2%	$25,369	4.1%

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $62.1 million, or 9.9%, to $689.3 million for the three months ended March 31, 2017 from $627.2 million for the three months ended March 31, 2016. The increase related primarily to revenue generated during the three months ended March 31, 2017 from the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. The decrease in the GBP to USD exchange rate had an unfavorable impact on revenue before provision for doubtful accounts of $37.5 million for the three months ended March 31, 2017. Same-facility revenue before provision for doubtful accounts increased by $25.1 million, or 4.7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, resulting from same-facility growth in patient days of 3.7% and an increase in same-facility revenue per day of 1.0%. Consistent with the same-facility patient day growth in 2016, the growth in same-facility patient days for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $10.1 million for the three months ended March 31, 2017, or 1.5% of revenue before provision for doubtful accounts, compared to $10.4 million for the three months ended March 31, 2016, or 1.7% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $376.4 million for the three months ended March 31, 2017 compared to $341.0 million for the three months ended March 31, 2016, an increase of $35.4 million. SWB expense included $7.4 million and $7.0 million of equity-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $369.0 million, or 54.3% of revenue, for the three months ended March 31, 2017, compared to $334.0 million, or 54.2% of revenue, for the three months ended March 31, 2016. The $35.0 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $278.5 million for the three months ended March 31, 2017, or 50.8% of revenue, compared to $266.1 million for the three months ended March 31, 2016, or 50.9% of revenue.

Professional fees. Professional fees were $43.4 million for the three months ended March 31, 2017, or 6.4% of revenue, compared to $40.0 million for the three months ended March 31, 2016, or 6.5% of revenue. The $3.4 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility professional fees were $30.4 million for the three months ended March 31, 2017, or 5.5% of revenue, compared to $29.3 million, for the three months ended March 31, 2016, or 5.6% of revenue.

Supplies. Supplies expense was $27.7 million for the three months ended March 31, 2017, or 4.1% of revenue, compared to $26.7 million for the three months ended March 31, 2016, or 4.3% of revenue. The $1.0 million increase was primarily attributable to supplies expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $23.0 million for the three months ended March 31, 2017, or 4.2% of revenue, compared to $22.2 million for the three months ended March 31, 2016, or 4.2% of revenue.

Rents and leases. Rents and leases were $19.0 million for the three months ended March 31, 2017, or 2.8% of revenue, compared to $14.8 million for the three months ended March 31, 2016, or 2.4% of revenue. The $4.2 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility rents and leases were $11.9 million for the three months ended March 31, 2017, or 2.2% of revenue, compared to $11.8 million for the three months ended March 31, 2016, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $83.7 million for the three months ended March 31, 2017, or 12.3% of revenue, compared to $70.2 million for the three months ended March 31, 2016, or 11.4% of revenue. The $13.5 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility other operating expenses were $66.3 million for the three months ended March 31, 2017, or 12.0% of revenue, compared to $59.6 million for the three months ended March 31, 2016, or 11.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $33.6 million for the three months ended March 31, 2017, or 4.9% of revenue, compared to $28.0 million for the three months ended March 31, 2016, or 4.5% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2016 and 2017 and real estate acquired as part of the 2016 Acquisitions, particularly the acquisition of Priory.

Interest expense. Interest expense was $42.8 million for the three months ended March 31, 2017 compared to $37.7 million for the three months ended March 31, 2016. The increase in interest expense was primarily a result of borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.500% Senior Notes on February 16, 2016.

Gain on foreign currency derivatives. We entered into foreign currency forward contracts during the three months ended March 31, 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.4 million for the three months ended March 31, 2016.

Transaction-related expenses. Transaction-related expenses were $4.1 million for the three months ended March 31, 2017 compared to $26.3 million for the three months ended March 31, 2016. Transaction-related expenses represent costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Legal, accounting and other costs	$2,455	$11,448
Severance and contract termination costs	1,664	—
Advisory and financing commitment fees	—	14,850

	$4,119	$26,298

Provision for income taxes. For the three months ended March 31, 2017, the provision for income taxes was $13.7 million, reflecting an effective tax rate of 28.3%, compared to $7.1 million, reflecting an effective tax rate of 21.9%, for the three months ended March 31, 2016. The increase in the tax rate for the three months ended March 31, 2017 was primarily attributable to the adoption of ASU 2016-09, the reduction in earnings related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2017 was $57.4 million compared to $59.3 million for the three months ended March 31, 2016. The decrease in cash provided by continuing operating activities was primarily attributable to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Days sales outstanding were 37 days at March 31, 2017 compared to 34 days at December 31, 2016. As of March 31, 2017 and December 31, 2016, we had working capital of $88.2 million and $85.1 million, respectively.

Cash used in investing activities for the three months ended March 31, 2017 was $58.1 million compared to $685.4 million for the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2017 primarily consisted of $50.5 million of cash paid for capital expenditures and $2.5 million of cash paid for real estate. Cash paid for capital expenditures for the three months ended March 31, 2017 consisted of $15.8 million of routine capital expenditures and $34.7 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of revenue for the three months ended March 31, 2017. Cash used in investing activities for the three months ended March 31, 2016 primarily consisted of $580.1 million of cash paid for acquisitions, $90.1 million of cash paid for capital expenditures and $14.8 million of cash paid for real estate acquisitions.

Cash used in financing activities for the three months ended March 31, 2017 was $13.7 million compared to cash provided by financing activities of $654.0 million for the three months ended March 31, 2016. Cash used in financing activities for the three months ended March 31, 2017 primarily consisted of principal payments on long-term debt of $8.6 million and common stock withheld for minimum statutory taxes of $4.2 million. Cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of borrowings on long-term debt borrowings of $1.5 billion, borrowings on our revolving credit facility of $58.0 million and an issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.3 billion, payment of revolving credit facility of $166.0 million, payment of debt issuance costs of $34.2 million, principal payments on long-term debt of $13.7 million and common stock withheld for minimum statutory taxes of $6.7 million.

We had total available cash and cash equivalents of $43.1 million and $57.1 million as of March 31, 2017 and December 31, 2016, respectively, of which approximately $40.2 million and $41.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

Amended and Restated Senior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the SEC.

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

We had $493.4 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.6 million related to security for the payment of claims required by our workers’ compensation insurance program as of March 31, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for March 31, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of March 31, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

The lenders who provided the Existing TLB Facility and New TLB Facility are not entitled to benefit from our maintenance of its financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain its financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the Existing TLB Facility or the New TLB Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. We are generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2017	6.75x	6.75x	6.50x	6.50x
2018	6.50x	6.25x	6.00x	6.00x
2019	5.75x	5.75x	5.50x	5.50x
2020	5.25x	5.25x	5.25x	5.00x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

June 30, 2017	4.00x
September 30, 2017- June 30, 2018	3.75x
September 30, 2018 and each fiscal quarter thereafter	3.50x

As of March 31, 2017, we were in compliance with all of the above covenants.

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

The indentures governing the Senior Notes contain covenants that, among other things, limit our ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of our assets; and (vii) create liens on assets.

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of March 31, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of March 31, 2017 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$192,393	$383,549	$1,269,251	$2,405,415	$4,250,608
Operating leases	64,461	112,720	96,088	770,542	1,043,811
Purchase and other obligations (b)	3,489	30,128	1,980	27,827	63,424

Total obligations and commitments	$260,343	$526,397	$1,367,319	$3,203,784	$5,357,843

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt based at of March 31, 2017.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had standby letters of credit outstanding of $6.6 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2017 was composed of $1.5 billion of fixed-rate debt and $1.8 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.39% higher rate on our variable rate debt) would decrease our net income and cash flows by $4.5 million on an annual basis based upon our borrowing level at March 31, 2017.

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $11.3 million on an annual basis. In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	58,081	42.43	—	—
March 1 – March 31	57,138	42.27	—	—

Total	115,219

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.

**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: April 26, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on March 3, 2016. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 3, 2016 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.