Form 10-Q
period 2017-06-30
Acadia Healthcare Company, Inc.
filed 2017-07-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 28, 2017, there were 87,870,122 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$79,434	$57,063
Accounts receivable, net of allowance for doubtful accounts of $40,992 and $38,916, respectively	288,106	263,327
Other current assets	91,972	107,537

Total current assets	459,512	427,927
Property and equipment, net	2,866,086	2,703,695
Goodwill	2,710,333	2,681,188
Intangible assets, net	84,982	83,310
Deferred tax assets – noncurrent	3,719	3,780
Derivative instruments	43,753	73,509
Other assets	59,637	51,317

Total assets	$6,228,022	$6,024,726

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,805	$34,805
Accounts payable	81,399	80,034
Accrued salaries and benefits	97,819	105,068
Other accrued liabilities	132,944	122,958

Total current liabilities	346,967	342,865
Long-term debt	3,240,473	3,253,004
Deferred tax liabilities – noncurrent	74,467	78,520
Other liabilities	171,678	164,859

Total liabilities	3,833,585	3,839,248
Redeemable noncontrolling interests	17,577	17,754
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 86,991,051 and 86,688,199 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	870	867
Additional paid-in capital	2,508,064	2,496,288
Accumulated other comprehensive loss	(445,400)	(549,570)
Retained earnings	313,326	220,139

Total equity	2,376,860	2,167,724

Total liabilities and equity	$6,228,022	$6,024,726

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$725,643	$767,054	$1,414,984	$1,394,237
Provision for doubtful accounts	(9,747)	(10,506)	(19,894)	(20,876)

Revenue	715,896	756,548	1,395,090	1,373,361
Salaries, wages and benefits (including equity-based compensation expense of $7,436, $6,888, $14,832 and $13,844, respectively)	383,595	408,287	760,016	749,315
Professional fees	46,321	50,292	89,730	90,283
Supplies	28,639	31,209	56,348	57,894
Rents and leases	19,435	20,467	38,406	35,273
Other operating expenses	83,122	80,955	166,833	151,202
Depreciation and amortization	35,201	36,752	68,814	64,727
Interest expense, net	43,505	48,758	86,262	86,472
Debt extinguishment costs	810	—	810	—
Gain on foreign currency derivatives	—	(98)	—	(508)
Transaction-related expenses	9,052	6,074	13,171	32,372

Total expenses	649,680	682,696	1,280,390	1,267,030

Income before income taxes	66,216	73,852	114,700	106,331
Provision for income taxes	16,578	18,261	30,289	25,371

Net income	49,638	55,591	84,411	80,960
Net (income) loss attributable to noncontrolling interests	(8)	854	177	1,173

Net income attributable to Acadia Healthcare Company, Inc.	$49,630	$56,445	$84,588	$82,133

Earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.57	$0.65	$0.97	$0.97

Diluted	$0.57	$0.65	$0.97	$0.97

Weighted-average shares outstanding:
Basic	86,954	86,553	86,859	84,748
Diluted	87,080	86,876	86,997	85,052

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$49,638	$55,591	$84,411	$80,960
Other comprehensive income (loss):
Foreign currency translation gain (loss)	92,076	(213,468)	119,122	(261,883)
(Loss) gain on derivative instruments, net of tax of $(6.5) million, $16.5 million, $(12.1) million and $16.5 million, respectively	(9,084)	23,919	(14,952)	23,919

Other comprehensive income (loss)	82,992	(189,549)	104,170	(237,964)

Comprehensive income (loss)	132,630	(133,958)	188,581	(157,004)

Comprehensive (gain) loss attributable to noncontrolling interests	(8)	854	177	1,173

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$132,622	$(133,104)	$188,758	$(155,831)

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2016	86,688	$867	$2,496,288	$(549,570)	$220,139	$2,167,724
Common stock issued under stock incentive plans	303	3	1,423	—	—	1,426
Common stock withheld for minimum statutory taxes	—	—	(5,104)	—	—	(5,104)
Equity-based compensation expense	—	—	14,832	—	—	14,832
Cumulative effect of change in accounting principle	—	—	—	—	8,599	8,599
Other comprehensive income	—	—	—	104,170	—	104,170
Other	—	—	625	—	—	625
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	84,588	84,588

Balance at June 30, 2017	86,991	$870	$2,508,064	$(445,400)	$313,326	$2,376,860

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Operating activities:
Net income	$84,411	$80,960
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	68,814	64,727
Amortization of debt issuance costs	4,845	4,956
Equity-based compensation expense	14,832	13,844
Deferred income tax expense	17,096	16,821
Debt extinguishment costs	810	—
Gain on foreign currency derivatives	—	(508)
Other	6,558	704
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(22,404)	(18,982)
Other current assets	20,457	(7,256)
Other assets	1,809	1,582
Accounts payable and other accrued liabilities	(4,893)	29,101
Accrued salaries and benefits	(9,157)	(3,846)
Other liabilities	5,257	3,728

Net cash provided by continuing operating activities	188,435	185,831
Net cash used in discontinued operating activities	(829)	(2,973)

Net cash provided by operating activities	187,606	182,858
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(683,285)
Cash paid for capital expenditures	(117,521)	(177,718)
Cash paid for real estate acquisitions	(22,850)	(28,439)
Settlement of foreign currency derivatives	—	508
Other	(5,938)	(1,084)

Net cash used in investing activities	(146,309)	(890,018)
Financing activities:
Borrowings on long-term debt	—	1,480,000
Borrowings on revolving credit facility	—	158,000
Principal payments revolving credit facility	—	(166,000)
Principal payments on long-term debt	(17,275)	(29,869)
Repayment of assumed debt	—	(1,348,389)
Payment of debt issuance costs	—	(35,511)
Issuance of common stock, net	—	685,097
Common stock withheld for minimum statutory taxes, net	(3,678)	(7,365)
Other	(2,270)	(823)

Net cash (used in) provided by financing activities	(23,223)	735,140
Effect of exchange rate changes on cash	4,297	(8,479)

Net increase in cash and cash equivalents	22,371	19,501
Cash and cash equivalents at beginning of the period	57,063	11,215

Cash and cash equivalents at end of the period	$79,434	$30,716

Effect of acquisitions:
Assets acquired, excluding cash	$—	$2,504,223
Liabilities assumed	—	(1,604,056)
Issuance of common stock in connection with acquisition	—	(216,882)

Cash paid for acquisitions, net of cash acquired	$—	$683,285

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At June 30, 2017, the Company operated 576 behavioral healthcare facilities with approximately 17,300 beds in 39 states, the U.K. and Puerto Rico.

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

ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, ASU 2014-09 would permit both public and nonpublic organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 requires retrospective application using either a full retrospective adoption or a modified retrospective adoption approach. Full retrospective adoption requires entities to apply the standard as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of adoption. Although the Company continues to evaluate, management anticipates that the Company will adopt the full retrospective method and does not plan to early adopt ASU 2014-09.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$49,630	$56,445	$84,588	$82,133

Denominator:
Weighted average shares outstanding for basic earnings per share	86,954	86,553	86,859	84,748
Effect of dilutive instruments	126	323	138	304

Shares used in computing diluted earnings per common share	87,080	86,876	86,997	85,052

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.57	$0.65	$0.97	$0.97

Diluted	$0.57	$0.65	$0.97	$0.97

Approximately 1.6 million and 1.2 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively, because their effect would have been anti-dilutive. Approximately 1.1 million and 1.2 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $31.5 million of the goodwill associated with domestic acquisitions completed in 2016 is deductible for federal income tax purposes. The fair values of assets acquired and liabilities assumed, at the corresponding acquisition dates, during the year ended December 31, 2016 in connection with the Priory, Serenity Knolls, TrustPoint and Pocono Mountain acquisitions (collectively the “2016 Acquisitions”) were as follows (in thousands):

	Priory	Other	Total
Cash	$10,253	$2,488	$12,741
Accounts receivable	57,832	4,264	62,096
Prepaid expenses and other current assets	7,921	103	8,024
Property and equipment	1,598,156	35,400	1,633,556
Goodwill	679,265	96,052	775,317
Intangible assets	23,200	338	23,538
Other assets	8,862	47	8,909

Total assets acquired	2,385,489	138,692	2,524,181
Accounts payable	24,203	749	24,952
Accrued salaries and benefits	39,588	918	40,506
Other accrued expenses	48,305	391	48,696
Deferred tax liabilities – noncurrent	56,462	269	56,731
Long-term debt	1,348,389	—	1,348,389
Other liabilities	61,311	30,243	91,554

Total liabilities assumed	1,578,258	32,570	1,610,828

Net assets acquired	$807,231	$106,122	$913,353

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

Transaction-related expenses comprised the following costs for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Legal, accounting and other costs	$2,114	$4,653	$3,601	$16,101
Severance and contract termination costs	6,938	1,421	9,570	1,421
Advisory and financing commitment fees	—	—	—	14,850

	$9,052	$6,074	$13,171	$32,372

5. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)

	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,250	12,228	—	—
Trade names	58,603	57,538	—	—
Certificates of need	14,129	13,544	—	—

	84,982	83,310	—	—

Total	$88,229	$86,557	$(3,247)	$(3,247)

Amortization expense related to definite-lived intangible assets was $0.1 million and $0.2 million for the three months and six months ended June 30, 2016, respectively. As of December 31, 2016, all of the Company’s defined-lived intangible assets were fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Property and Equipment

Property and equipment consists of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land	$432,988	$411,331
Building and improvements	2,189,441	2,031,819
Equipment	354,679	318,020
Construction in progress	167,731	157,114

	3,144,839	2,918,284
Less accumulated depreciation	(278,753)	(214,589)

Property and equipment, net	$2,866,086	$2,703,695

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$390,000	$400,000
Senior Secured Term B Loans	1,428,175	1,435,450
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	22,175	22,175
Less: unamortized debt issuance costs, discount and premium	(55,072)	(59,816)

	3,275,278	3,287,809
Less: current portion	(34,805)	(34,805)

Long-term debt	$3,240,473	$3,253,004

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

On May 10, 2017, the Company entered into a Third Repricing Amendment (the “Third Repricing Amendment”) to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Existing TLB Facility and the New TLB Facility from 3.0% to 2.75% in the case of Eurodollar Rate loans and from 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

The Company had $493.5 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.5 million related to security for the payment of claims required by its workers’ compensation insurance program as of June 30, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for June 30, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to the Company’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of June 30, 2017, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of June 30, 2017, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,434,974 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $7.4 million and $6.9 million in equity-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $14.8 million and $13.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $61.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years. As of June 30, 2017, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $2.8 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $5.7 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively, related to equity-based compensation expense.

Stock option activity during 2016 and 2017 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggrega teIntrinsic Value
Options outstanding at January 1, 2016	694,743	$42.87	7.70	$20,717
Options granted	503,850	57.98	9.28	297
Options exercised	(57,397)	31.92	N/A	1,530
Options cancelled	(140,250)	57.13	N/A	N/A

Options outstanding at December 31, 2016	1,000,946	49.42	7.80	8,166
Options granted	233,000	42.99	9.74	105
Options exercised	(62,617)	40.17	N/A	1,172
Options cancelled	(158,126)	55.14	N/A	N/A

Options outstanding at June 30, 2017	1,013,203	$48.23	7.85	$4,366

Options exercisable at December 31, 2016	288,959	$42.81	6.22	$6,111

Options exercisable at June 30, 2017	423,995	$48.29	6.42	$4,151

Restricted stock activity during 2016 and 2017 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	944,562	$52.74
Granted	387,347	55.38
Cancelled	(122,178)	57.02
Vested	(365,312)	47.18

Unvested at December 31, 2016	844,419	$55.76
Granted	367,124	43.12
Cancelled	(115,230)	55.93
Vested	(233,532)	54.26

Unvested at June 30, 2017	862,781	$50.77

Restricted stock unit activity during 2016 and 2017 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at December 31, 2016	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67

Unvested at June 30, 2017	360,909	$50.04

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2017 and year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Weighted average grant-date fair value of options	$14.65	$18.96
Risk-free interest rate	2.0%	1.4%
Expected volatility	33%	33%
Expected life (in years)	5.5	5.5

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

Excess tax benefits/deficiencies are generated when the deduction for tax purposes is greater/less than the compensation cost for financial reporting purposes. Upon adoption of ASU 2016-09, the Company no longer records excess tax benefits/deficiencies in additional paid-in capital as a component of equity. Instead, excess tax benefits/deficiencies are included in the provision for income taxes on the condensed consolidated statements of income. These changes are recorded prospectively as of January 1, 2017, which resulted in an increase in our income tax provision of $1.7 million, or an increase in the effective tax rate of 1.5%, for the six months ended June 30, 2017. Prior periods have not been adjusted. An adjustment for prior period excess tax benefits of $8.6 million is recorded as a cumulative-effect adjustment in retained earnings at June 30, 2017 as the Company adopted this amendment using the modified transition method. Excess tax benefits were previously required to be included in financing activities on the condensed consolidated statement of cash flows and are now required to be included in operating activities. The changes to the condensed consolidated statement of cash flows are recorded prospectively as of January 1, 2017. Additionally, the Company has elected not to adjust its policy on accounting for forfeitures and will continue to estimate forfeiture rates.

The provision for income taxes for the three months ended June 30, 2017 and 2016 reflects effective tax rates of 25.0% and 24.7%, respectively. The provision for income taxes for the six months ended June 30, 2017 and 2016 reflects effective tax rates of 26.4% and 23.9%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2017 was primarily attributable to the adoption of ASU 2016-09, the reduction in earnings related to the U.K. Divestiture and the decline in the exchange rate between U.S. dollars (“USD”) and British pounds (“GBP”).

11. Derivative Instruments

The Company entered into foreign currency forward contracts during the six months ended June 30, 2017 and the three and six months ended 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between USD and GBP associated with cash transfers.

The foreign currency forward contracts entered into during the three and six months ended June 30, 2016 resulted in gains of $0.1 million and $0.5 million, respectively, which have been recorded in the condensed consolidated statements of income.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2016 and the three and six months ended June 30, 2017 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives of $43.8 million is recorded as derivative instruments on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to these derivatives are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to these derivatives are included in operating activities in the condensed consolidated statements of cash flows.

12. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Amended and Restated Senior Credit Facility	$1,785,919	$1,799,993	$1,785,919	$1,799,993
6.125% Senior Notes due 2021	$147,832	$147,574	$152,452	$152,186
5.125% Senior Notes due 2022	$295,803	$295,442	$305,417	$293,595
5.625% Senior Notes due 2023	$641,222	$640,574	$663,267	$640,574
6.500% Senior Notes due 2024	$381,751	$381,268	$407,519	$389,847
9.0% and 9.5% Revenue Bonds	$22,751	$22,959	$22,751	$22,959
Derivative instruments	$43,753	$73,509	$43,753	$73,509
Contingent consideration liabilities	$—	$107	$—	$107

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

15. Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Other receivables	$30,692	$44,975
Prepaid expenses	26,001	27,455
Income taxes receivable	11,983	11,714
Workers’ compensation deposits – current portion	10,000	10,000
Insurance receivable-current portion	6,472	6,472
Inventory	4,917	4,633
Other	1,907	2,288

Other current assets	$91,972	$107,537

16. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued expenses	$37,554	$37,323
Accrued interest	35,833	33,616
Unearned income	23,581	28,805
Insurance liability – current portion	11,675	11,672
Income taxes payable	10,939	527
Accrued property taxes	4,224	2,732
Other	9,138	8,283

Other accrued liabilities	$132,944	$122,958

17. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. (the “U.S. Facilities”) and its facilities in the U.K. (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At June 30, 2017, the U.S. Facilities included 207 behavioral healthcare facilities with approximately 8,600 beds in 39 states and Puerto Rico, and the U.K. Facilities included 369 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
U.S. Facilities	$461,414	$430,209	$901,637	$838,473
U.K. Facilities	254,482	325,883	493,453	532,858
Corporate and Other	—	456	—	2,030

	$715,896	$756,548	$1,395,090	$1,373,361

Segment EBITDA (1):
U.S. Facilities	$128,361	$118,580	$240,506	$225,420
U.K. Facilities	52,090	72,938	96,276	117,869
Corporate and Other	(18,231)	(19,292)	(38,193)	(40,051)

	$162,220	$172,226	$298,589	$303,238

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment EBITDA (1)	$162,220	$172,226	$298,589	$303,238
Plus (less):
Equity-based compensation expense	(7,436)	(6,888)	(14,832)	(13,844)
Gain (loss) on foreign currency derivatives	—	98	—	508
Debt extinguishment costs	(810)	—	(810)	—
Transaction-related expenses	(9,052)	(6,074)	(13,171)	(32,372)
Interest expense, net	(43,505)	(48,758)	(86,262)	(86,472)
Depreciation and amortization	(35,201)	(36,752)	(68,814)	(64,727)

Income before income taxes	$66,216	$73,852	$114,700	$106,331

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2017	$2,041,795	$639,393	$—	$2,681,188
Foreign currency translation	—	35,231	—	35,231
Purchase price allocation and other	797	(6,883)	—	(6,086)

Balance at June 30, 2017	$2,042,592	$667,741	$—	$2,710,333

	June 30, 2017	December 31, 2016
Assets (2):
U.S. Facilities	$3,473,804	$3,382,167
U.K. Facilities	2,537,317	2,441,018
Corporate and Other	216,901	201,541

	$6,228,022	$6,024,726

(1)	Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $1.1 billion, U.K. Facilities of $1.7 billion and corporate and other of $33.6 million at June 30, 2017. Assets include property and equipment for the U.S. Facilities of $1.0 billion, U.K. Facilities of $1.7 billion and corporate and other of $27.1 million at December 31, 2016.

18. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2016	$(584,081)	$40,598	$(6,087)	$(549,570)
Foreign currency translation gain	119,451	—	(329)	119,122
Loss on derivative instruments, net of tax of $(12.1) million	—	(14,952)	—	(14,952)

Balance at June 30, 2017	$(464,630)	$25,646	$(6,416)	$(445,400)

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$47,823	$31,611	$—	$79,434
Accounts receivable, net	—	222,522	65,584	—	288,106
Other current assets	—	68,130	23,842	—	91,972

Total current assets	—	338,475	121,037	—	459,512
Property and equipment, net	—	1,006,761	1,859,325	—	2,866,086
Goodwill	—	1,936,057	774,276	—	2,710,333
Intangible assets, net	—	57,260	27,722	—	84,982
Deferred tax assets – noncurrent	2,192	—	4,344	(2,817)	3,719
Derivative instruments	43,753	—	—	—	43,753
Investment in subsidiaries	5,129,461	—	—	(5,129,461)	—
Other assets	489,638	48,158	8,203	(486,362)	59,637

Total assets	$5,665,044	$3,386,711	$2,794,907	$(5,618,640)	$6,228,022

Current liabilities:
Current portion of long-term debt	$34,550	$—	$255	$—	$34,805
Accounts payable	—	54,509	26,890	—	81,399
Accrued salaries and benefits	—	66,441	31,378	—	97,819
Other accrued liabilities	35,658	20,139	77,147	—	132,944

Total current liabilities	70,208	141,089	135,670	—	346,967
Long-term debt	3,217,976	—	508,859	(486,362)	3,240,473
Deferred tax liabilities – noncurrent	—	30,148	47,136	(2,817)	74,467
Other liabilities	—	106,540	65,138	—	171,678

Total liabilities	3,288,184	277,777	756,803	(489,179)	3,833,585

Redeemable noncontrolling interests	—	—	17,577	—	17,577

Total equity	2,376,860	3,108,934	2,020,527	(5,129,461)	2,376,860

Total liabilities and equity	$5,665,044	$3,386,711	$2,794,907	$(5,618,640)	$6,228,022

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$444,718	$280,925	$—	$725,643
Provision for doubtful accounts	—	(8,483)	(1,264)	—	(9,747)

Revenue	—	436,235	279,661	—	715,896
Salaries, wages and benefits	7,436	225,775	150,384	—	383,595
Professional fees	—	23,337	22,984	—	46,321
Supplies	—	19,050	9,589	—	28,639
Rents and leases	—	8,501	10,934	—	19,435
Other operating expenses	—	54,488	28,634	—	83,122
Depreciation and amortization	—	16,404	18,797	—	35,201
Interest expense, net	15,091	19,265	9,149	—	43,505
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	2,570	6,482	—	9,052

Total expenses	23,337	369,390	256,953	—	649,680
(Loss) income from continuing operations before income taxes	(23,337)	66,845	22,708	—	66,216
Equity in earnings of subsidiaries	61,453	—	—	(61,453)	—
(Benefit from) provision for income taxes	(11,522)	23,852	4,248	—	16,578

Net income (loss)	49,638	42,993	18,460	(61,453)	49,638
Net income attributable to noncontrolling interests	—	—	(8)	—	(8)

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$49,638	$42,993	$18,452	$(61,453)	$49,630

Other comprehensive income (loss):
Foreign currency translation gain	—	—	92,076	—	92,076
Loss on derivative instruments	(9,084)	—	—	—	(9,084)

Other comprehensive (loss) income	(9,084)	—	92,076	—	82,992

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$40,554	$42,993	$110,528	$(61,453)	$132,622

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$422,232	$344,822	$—	$767,054
Provision for doubtful accounts	—	(9,593)	(913)	—	(10,506)

Revenue	—	412,639	343,909	—	756,548
Salaries, wages and benefits	6,888	212,944	188,455	—	408,287
Professional fees	—	23,150	27,142	—	50,292
Supplies	—	19,527	11,682	—	31,209
Rents and leases	—	8,521	11,946	—	20,467
Other operating expenses	—	51,100	29,855	—	80,955
Depreciation and amortization	—	14,216	22,536	—	36,752
Interest expense, net	10,631	22,043	16,084	—	48,758
Gain on foreign currency derivatives	(98)	—	—	—	(98)
Transaction-related expenses	—	4,189	1,885	—	6,074

Total expenses	17,421	355,690	309,585	—	682,696
(Loss) income from continuing operations before income taxes	(17,421)	56,949	34,324	—	73,852
Equity in earnings of subsidiaries	67,943	—	—	(67,943)	—
(Benefit from) provision for income taxes	(5,069)	16,186	7,144	—	18,261

Net income (loss)	55,591	40,763	27,180	(67,943)	55,591
Net loss attributable to noncontrolling interests	—	—	854	—	854

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$55,591	$40,763	$28,034	$(67,943)	$56,445

Other comprehensive income (loss):
Foreign currency translation loss	—	—	(213,468)	—	(213,468)
Gain on derivative instruments	23,919	—	—	—	23,919

Other comprehensive income (loss)	23,919	—	(213,468)	—	(189,549)

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$79,510	$40,763	$(185,434)	$(67,943)	$(133,104)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$871,514	$543,470	$—	$1,414,984
Provision for doubtful accounts	—	(17,697)	(2,197)	—	(19,894)

Revenue	—	853,817	541,273	—	1,395,090
Salaries, wages and benefits	14,832	450,205	294,979	—	760,016
Professional fees	—	45,411	44,319	—	89,730
Supplies	—	37,659	18,689	—	56,348
Rents and leases	—	17,012	21,394	—	38,406
Other operating expenses	—	109,519	57,314	—	166,833
Depreciation and amortization	—	31,955	36,859	—	68,814
Interest expense, net	30,459	37,750	18,053	—	86,262
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	4,008	9,163	—	13,171

Total expenses	46,101	733,519	500,770	—	1,280,390
(Loss) income from continuing operations before income taxes	(46,101)	120,298	40,503	—	114,700
Equity in earnings of subsidiaries	108,006	—	—	(108,006)	—
(Benefit from) provision for income taxes	(22,506)	44,922	7,873	—	30,289

Net income (loss)	84,411	75,376	32,630	(108,006)	84,411
Net loss attributable to noncontrolling interests	—	—	177	—	177

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$84,411	$75,376	$32,807	$(108,006)	$84,588

Other comprehensive income (loss):
Foreign currency translation gain	—	—	119,122	—	119,122
Loss on derivative instruments	(14,952)	—	—	—	(14,952)

Other comprehensive (loss) income	(14,952)	—	119,122	—	104,170

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$69,459	$75,376	$151,929	$(108,006)	$188,758

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$825,166	$569,071	$—	$1,394,237
Provision for doubtful accounts	—	(18,935)	(1,941)	—	(20,876)

Revenue	—	806,231	567,130	—	1,373,361
Salaries, wages and benefits	13,844	423,977	311,494	—	749,315
Professional fees	—	45,827	44,456	—	90,283
Supplies	—	37,989	19,905	—	57,894
Rents and leases	—	17,098	18,175	—	35,273
Other operating expenses	—	99,949	51,253	—	151,202
Depreciation and amortization	—	26,967	37,760	—	64,727
Interest expense, net	24,064	38,136	24,272	—	86,472
Gain on foreign currency derivatives	(508)	—	—	—	(508)
Transaction-related expenses	—	25,624	6,748	—	32,372

Total expenses	37,400	715,567	514,063	—	1,267,030
(Loss) income from continuing operations before income taxes	(37,400)	90,664	53,067	—	106,331
Equity in earnings of subsidiaries	108,812	—	—	(108,812)	—
(Benefit from) provision for income taxes	(9,548)	23,593	11,326	—	25,371

Net income (loss)	80,960	67,071	41,741	(108,812)	80,960
Net loss attributable to noncontrolling interests	—	—	1,173	—	1,173

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$80,960	$67,071	$42,914	$(108,812)	$82,133

Other comprehensive income (loss):
Foreign currency translation loss	—	—	(261,883)	—	(261,883)
Gain on derivative instruments	23,919	—	—	—	23,919

Other comprehensive income (loss)	23,919	—	(261,883)	—	(237,964)

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$104,879	$67,071	$(218,969)	$(108,812)	$(155,831)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$84,411	$75,376	$32,630	$(108,006)	$84,411
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(108,006)	—	—	108,006	—
Depreciation and amortization	—	31,955	36,859	—	68,814
Amortization of debt issuance costs	5,053	—	(208)	—	4,845
Equity-based compensation expense	14,832	—	—	—	14,832
Deferred income tax expense	1,610	12,268	3,218	—	17,096
Debt extinguishment costs	810	—	—	—	810
Other	2,692	1,181	2,685	—	6,558
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(13,423)	(8,981)	—	(22,404)
Other current assets	—	(3,564)	24,021	—	20,457
Other assets	3,397	1,705	104	(3,397)	1,809
Accounts payable and other accrued liabilities	—	3,747	(8,640)	—	(4,893)
Accrued salaries and benefits	—	(6,591)	(2,566)	—	(9,157)
Other liabilities	—	1,625	3,632	—	5,257

Net cash provided by (used in) continuing operating activities	4,799	104,279	82,754	(3,397)	188,435
Net cash used in discontinued operating activities	—	(829)	—	—	(829)

Net cash provided by (used in) operating activities	4,799	103,450	82,754	(3,397)	187,606
Investing activities:
Cash paid for capital expenditures	—	(71,274)	(46,247)	—	(117,521)
Cash paid for real estate acquisitions	—	(22,850)	—	—	(22,850)
Other	—	(7,543)	1,605	—	(5,938)

Net cash used in investing activities	—	(101,667)	(44,642)	—	(146,309)
Financing activities:
Principal payments on long-term debt	(17,275)	—	(3,397)	3,397	(17,275)
Common stock withheld for minimum statutory taxes, net	(3,678)	—	—	—	(3,678)
Other	—	(2,270)	—	—	(2,270)
Cash provided by (used in) intercompany activity	16,154	32,629	(48,783)	—	—

Net cash (used in) provided by financing activities	(4,799)	30,359	(52,180)	3,397	(23,223)

Effect of exchange rate changes on cash	—	—	4,297	—	4,297

Net increase in cash and cash equivalents	—	32,142	(9,771)	—	22,371
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063

Cash and cash equivalents at end of the period	$—	$47,823	$31,611	$—	$79,434

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$80,960	$67,071	$41,741	$(108,812)	$80,960
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(108,812)	—	—	108,812	—
Depreciation and amortization	—	26,967	37,760	—	64,727
Amortization of debt issuance costs	5,171	—	(215)	—	4,956
Equity-based compensation expense	13,844	—	—	—	13,844
Deferred income tax (benefit) expense	—	18,420	(1,599)	—	16,821
Loss from discontinued operations, net of taxes	—	—	—	—	—
Gain on foreign currency derivatives	(508)	—	—	—	(508)
Other	—	720	(16)	—	704
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(24,072)	5,090	—	(18,982)
Other current assets	—	(1,459)	(5,797)	—	(7,256)
Other assets	(775)	1,327	255	755	1,582
Accounts payable and other accrued liabilities	—	21,943	7,158	—	29,101
Accrued salaries and benefits	—	9,230	(13,076)	—	(3,846)
Other liabilities	—	7,208	(3,480)	—	3,728

Net cash (used in) provided by continuing operating activities	(10,120)	127,355	67,821	775	185,831
Net cash used in discontinued operating activities	—	(2,973)	—	—	(2,973)

Net cash (used in) provided by operating activities	(10,120)	124,382	67,821	775	182,858
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(103,189)	(580,096)	—	(683,285)
Cash paid for capital expenditures	—	(99,157)	(78,561)	—	(177,718)
Cash paid for real estate acquisitions	—	(16,638)	(11,801)	—	(28,439)
Settlement of foreign currency derivatives	—	508	—	—	508
Other	—	(1,084)	—	—	(1,084)

Net cash used in investing activities	—	(219,560)	(670,458)	—	(890,018)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	158,000	—	—	—	158,000
Principal payments on revolving credit facility	(166,000)	—	—	—	(166,000)
Principal payments on long-term debt	(29,869)	—	(775)	775	(29,869)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Payment of debt issuance costs	(35,511)	—	—	—	(35,511)
Issuance of Common Stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(7,365)	—	—	—	(7,365)
Excess tax benefit from equity awards	—	—	—	—	—
Other	—	(823)	—	—	(823)
Cash (used in) provided by intercompany activity	(725,843)	104,062	623,331	(1,550)	—

Net cash provided by (used in) financing activities	10,120	103,239	622,556	(775)	735,140

Effect of exchange rate changes on cash	—	—	(8,479)	—	(8,479)

Net increase in cash and cash equivalents	—	8,061	11,440	—	19,501
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215

Cash and cash equivalents at end of the period	$—	$10,048	$20,668	$—	$30,716

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2017, we operated 576 behavioral healthcare facilities with approximately 17,300 beds in 39 states, the U.K. and Puerto Rico. During the six months ended June 30, 2017, we added 173 new beds to existing facilities. For the year ending December 31, 2017, we expect to add approximately 800 total beds exclusive of acquisitions.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$149,493	20.6%	$136,278	17.8%	$288,948	20.4%	$261,997	18.8%
Medicare	71,559	9.9%	67,614	8.8%	139,399	9.9%	127,620	9.2%
Medicaid	197,279	27.2%	181,889	23.7%	388,113	27.4%	360,162	25.8%
NHS	234,153	32.3%	298,955	39.0%	457,281	32.3%	492,972	35.4%
Self-Pay	59,677	8.2%	72,495	9.4%	117,897	8.3%	131,843	9.4%
Other	13,482	1.8%	9,823	1.3%	23,346	1.7%	19,643	1.4%

Revenue before provision for doubtful accounts	725,643	100.0%	767,054	100.0%	1,414,984	100.0%	1,394,237	100.0%
Provision for doubtful accounts	(9,747)		(10,506)		(19,894)		(20,876)

Revenue	$715,896		$756,548		$1,395,090		$1,373,361

The following tables present a summary of our aging of accounts receivable as of June 30, 2017 and December 31, 2016:

June 30, 2017

	Current	30-90	90-150	>150	Total
Commercial	17.7%	7.6%	3.6%	5.4%	34.3%
Medicare	10.8%	1.9%	0.7%	1.2%	14.6%
Medicaid	19.9%	4.9%	2.2%	5.0%	32.0%
NHS	7.8%	1.6%	0.5%	0.0%	9.9%
Self-Pay	1.1%	1.4%	1.6%	2.8%	6.9%
Other	0.9%	0.4%	0.3%	0.7%	2.3%

Total	58.2%	17.8%	8.9%	15.1%	100.0%

December 31, 2016
	Current	30-90	90-150	>150	Total
Commercial	15.8%	8.5%	3.0%	5.3%	32.6%
Medicare	12.0%	1.6%	0.8%	1.2%	15.6%
Medicaid	18.7%	6.5%	2.9%	5.5%	33.6%
NHS	5.1%	3.4%	0.6%	0.4%	9.5%
Self-Pay	1.8%	1.5%	1.5%	3.3%	8.1%
Other	0.1%	0.1%	0.1%	0.3%	0.6%

Total	53.5%	21.6%	8.9%	16.0%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$725,643		$767,054		$1,414,984		$1,394,237
Provision for doubtful accounts	(9,747)		(10,506)		(19,894)		(20,876)

Revenue	715,896	100.0%	756,548	100.0%	1,395,090	100.0%	1,373,361	100.0%
Salaries, wages and benefits	383,595	53.6%	408,287	54.0%	760,016	54.5%	749,315	54.6%
Professional fees	46,321	6.5%	50,292	6.6%	89,730	6.4%	90,283	6.6%
Supplies	28,639	4.0%	31,209	4.1%	56,348	4.0%	57,894	4.2%
Rents and leases	19,435	2.7%	20,467	2.7%	38,406	2.8%	35,273	2.6%
Other operating expenses	83,122	11.6%	80,955	10.7%	166,833	12.0%	151,202	11.0%
Depreciation and amortization	35,201	4.9%	36,752	4.9%	68,814	4.9%	64,727	4.7%
Interest expense	43,505	6.1%	48,758	6.4%	86,262	6.2%	86,472	6.3%
Debt extinguishment costs	810	0.1%	—	0.0%	810	0.1%	—	0.0%
Gain on foreign currency derivatives	—	0.0%	(98)	0.0%	—	0.0%	(508)	(0.1)%
Transaction-related expenses	9,052	1.3%	6,074	0.8%	13,171	0.9%	32,372	2.4%

Total expenses	649,680	90.8%	682,696	90.2%	1,280,390	91.8%	1,267,030	92.3%

Income before income taxes	66,216	9.2%	73,852	9.8%	114,700	8.2%	106,331	7.7%
Provision for income taxes	16,578	2.3%	18,261	2.5%	30,289	2.2%	25,371	1.8%

Net income	$49,638	6.9%	$55,591	7.3%	$84,411	6.0%	$80,960	5.9%

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts decreased $41.5 million, or 5.4%, to $725.6 million for the three months ended June 30, 2017 from $767.1 million for the three months ended June 30, 2016. The decrease related primarily to the reduction in revenue before provision for doubtful accounts related to the U.K. Divestiture of $43.1 million and the decline in the exchange rate between USD and GBP of $35.4 million offset by same facility patient day growth. Same-facility revenue before provision for doubtful accounts increased by $41.2 million, or 6.3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, resulting from same-facility growth in patient days of 4.6% and an increase in same-facility revenue per day of 1.8%. Consistent with the same-facility patient day growth in 2016, the growth in same-facility patient days for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $9.7 million for the three months ended June 30, 2017, or 1.3% of revenue before provision for doubtful accounts, compared to $10.5 million for the three months ended June 30, 2016, or 1.4% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $383.6 million for the three months ended June 30, 2017 compared to $408.3 million for the three months ended June 30, 2016, a decrease of $24.7 million. SWB expense included $7.4 million and $6.9 million of equity-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $376.2 million, or 52.5% of revenue, for the three months ended June 30, 2017, compared to $401.4 million, or 53.1% of revenue, for the three months ended June 30, 2016. The $25.2 million decrease in SWB expense, excluding equity-based compensation expense, was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility SWB expense was $342.3 million for the three months ended June 30, 2017, or 50.2% of revenue, compared to $321.3 million for the three months ended June 30, 2016, or 50.2% of revenue.

Professional fees. Professional fees were $46.3 million for the three months ended June 30, 2017, or 6.5% of revenue, compared to $50.3 million for the three months ended June 30, 2016, or 6.6% of revenue. The $4.0 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility professional fees were $40.0 million for the three months ended June 30, 2017, or 5.9% of revenue, compared to $38.2 million, for the three months ended June 30, 2016, or 6.0% of revenue.

Supplies. Supplies expense was $28.6 million for the three months ended June 30, 2017, or 4.0% of revenue, compared to $31.2 million for the three months ended June 30, 2016, or 4.1% of revenue. The $2.6 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility supplies expense was $26.6 million for the three months ended June 30, 2017, or 3.9% of revenue, compared to $25.8 million for the three months ended June 30, 2016, or 4.0% of revenue.

Rents and leases. Rents and leases were $19.4 million for the three months ended June 30, 2017, or 2.7% of revenue, compared to $20.5 million for the three months ended June 30, 2016, or 2.7% of revenue. The $1.1 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility rents and leases were $15.9 million for the three months ended June 30, 2017, or 2.3% of revenue, compared to $15.4 million for the three months ended June 30, 2016, or 2.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $83.1 million for the three months ended June 30, 2017, or 11.6% of revenue, compared to $81.0 million for the three months ended June 30, 2016, or 10.7% of revenue. Same-facility other operating expenses were $77.2 million for the three months ended June 30, 2017, or 11.3% of revenue, compared to $69.1 million for the three months ended June 30, 2016, or 10.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $35.2 million for the three months ended June 30, 2017, or 4.9% of revenue, compared to $36.8 million for the three months ended June 30, 2016, or 4.9% of revenue. The decrease in depreciation and amortization was attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP slightly offset by depreciation associated with capital expenditures during 2016 and 2017 and real estate acquired as part of the 2016 Acquisitions.

Interest expense. Interest expense was $43.5 million for the three months ended June 30, 2017 compared to $48.8 million for the three months ended June 30, 2016. The decrease in interest expense was primarily a result of lower interest rates in connection with amendments to the Amended and Restated Senior Credit Facility.

Debt extinguishment costs. Debt extinguishment costs for the three months ended June 30, 2017 represent $0.5 million of charges and $0.3 of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Senior Credit Facility.

Gain on foreign currency derivatives. We entered into foreign currency forward contracts during the three months ended June 30, 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.1 million for the three months ended June 30, 2016.

Transaction-related expenses. Transaction-related expenses were $9.1 million for the three months ended June 30, 2017 compared to $6.1 million for the three months ended June 30, 2016. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2016 Acquisitions, the U.K. Divestiture and related integration efforts, as summarized below (in thousands):

	Three Months Ended June 30,
	2017	2016
Legal, accounting and other costs	$2,114	$4,653
Severance and contract termination costs	6,938	1,421

	$9,052	$6,074

Provision for income taxes. For the three months ended June 30, 2017, the provision for income taxes was $16.6 million, reflecting an effective tax rate of 25.0%, compared to $18.3 million, reflecting an effective tax rate of 24.7%, for the three months ended June 30, 2016. The increase in the tax rate for the three months ended June 30, 2017 was primarily attributable to the reduction in earnings related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $20.7 million, or 1.5%, to $1.4 billion for the six months ended June 30, 2017 from $1.4 billion for the six months ended June 30, 2016. The increase related primarily to revenue generated during the six months ended June 30, 2017 from the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, offset by the reduction in revenue before provision for doubtful accounts related to the U.K. Divestiture of $83.7 million and the decline in the exchange rate between USD and GBP of $63.6 million. Same-facility revenue before provision for doubtful accounts increased $65.9 million, or 5.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, resulting from same-facility growth in patient days of 4.4% and an increase in same-facility revenue per day of 1.2%. Consistent with the same-facility patient day growth in 2016, the growth in same-facility patient days for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $19.9 million for the six months ended June 30, 2017, or 1.4% of revenue before provision for doubtful accounts, compared to $20.9 million for the six months ended June 30, 2016, or 1.5% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $760.0 million for the six months ended June 30, 2017 compared to $749.3 million for the six months ended June 30, 2016, an increase of $10.7 million. SWB expense included $14.8 million and $13.8 million of equity-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $745.2 million, or 53.4% of revenue, for the six months ended June 30, 2017, compared to $735.5 million, or 53.6% of revenue, for the six months ended June 30, 2016. The $9.7 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility SWB expense was $615.9 million for the six months ended June 30, 2017, or 50.4% of revenue, compared to $582.2 million for the six months ended June 30, 2016, or 50.4% of revenue.

Professional fees. Professional fees were $89.7 million for the six months ended June 30, 2017, or 6.4% of revenue, compared to $90.3 million for the six months ended June 30, 2016, or 6.6% of revenue. The $0.6 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP slightly offset by professional fees incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility professional fees were $69.5 million for the six months ended June 30, 2017, or 5.7% of revenue, compared to $67.3 million, for the six months ended June 30, 2016, or 5.8% of revenue.

Supplies. Supplies expense was $56.3 million for the six months ended June 30, 2017, or 4.0% of revenue, compared to $57.9 million for the six months ended June 30, 2016, or 4.2% of revenue. The $1.6 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP slightly offset by supplies expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $49.2 million for the six months ended June 30, 2017, or 4.0% of revenue, compared to $47.5 million for the six months ended June 30, 2016, or 4.1 % of revenue.

Rents and leases. Rents and leases were $38.4 million for the six months ended June 30, 2017, or 2.8% of revenue, compared to $35.3 million for the six months ended June 30, 2016, or 2.6% of revenue. The $3.1 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility rents and leases were $26.9 million for the six months ended June 30, 2017, or 2.2 % of revenue, compared to $26.3 million for the six months ended June 30, 2016, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $166.8 million for the six months ended June 30, 2017, or 12.0% of revenue, compared to $151.2 million for the six months ended June 30, 2016, or 11.0% of revenue. The $15.6 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility other operating expenses were $142.8 million for the six months ended June 30, 2017, or 11.7% of revenue, compared to $127.8 million for the six months ended June 30, 2016, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $68.8 million for the six months ended June 30, 2017, or 4.9% of revenue, compared to $64.7 million for the six months ended June 30, 2016, or 4.7% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2016 and 2017 and real estate acquired as part of the 2016 Acquisitions, particularly the acquisition of Priory, slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP.

Interest expense. Interest expense was $86.3 million for the six months ended June 30, 2017 compared to $86.5 million for the six months ended June 30, 2016. The slight decrease in interest expense was primarily a result of the lower interest rates in connection with amendments to the Amended and Restated Senior Credit Facility offset by borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.500% Senior Notes on February 16, 2016.

Debt extinguishment costs. Debt extinguishment costs for the six months ended June 30, 2017 represent $0.5 million of charges and $0.3 of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Senior Credit Facility.

Gain on foreign currency derivatives. We entered into foreign currency forward contracts during the six months ended June 30, 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the six months ended June 30, 2016.

Transaction-related expenses. Transaction-related expenses were $13.2 million for the six months ended June 30, 2017 compared to $32.4 million for the six months ended June 30, 2016. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2016 Acquisitions, the U.K. Divestiture and related integration efforts, as summarized below (in thousands):

	Six Months Ended June 30,
	2017	2016
Legal, accounting and other costs	$3,601	$16,101
Severance and contract termination costs	9,570	1,421
Advisory and financing commitment fees	—	14,850

	$13,171	$32,372

Provision for income taxes. For the six months ended June 30, 2017, the provision for income taxes was $30.3 million, reflecting an effective tax rate of 26.4%, compared to $25.4 million, reflecting an effective tax rate of 23.9%, for the six months ended June 30, 2016. The increase in the tax rate for the three months ended June 30, 2017 was primarily attributable to the adoption of ASU 2016-09, the reduction in earnings related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2017 was $188.4 million compared to $185.8 million for the six months ended June 30, 2016. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by operating activities from our 2016 Acquisitions offset by the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Days sales outstanding were 37 as of June 30, 2017 compared to 34 as of December 31, 2016. As of June 30, 2017 and December 31, 2016, we had working capital of $112.5 million and $85.1 million, respectively.

Cash used in investing activities for the six months ended June 30, 2017 was $146.3 million compared to $890.0 million for the six months ended June 30, 2016. Cash used in investing activities for the six months ended June 30, 2017 primarily consisted of $117.5 million of cash paid for capital expenditures and $22.9 million of cash paid for real estate. Cash paid for capital expenditures for the six months ended June 30, 2017 consisted of $32.1 million of routine capital expenditures and $85.4 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of revenue for the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 30, 2016 primarily consisted of $683.3 million of cash paid for acquisitions, $177.7 million of cash paid for capital expenditures and $28.4 million of cash paid for real estate acquisitions.

Cash used in financing activities for the six months ended June 30, 2017 was $23.2 million compared to cash provided by financing activities of $735.1 million for the six months ended June 30, 2016. Cash used in financing activities for the six months ended June 30, 2017 primarily consisted of principal payments on long-term debt of $17.3 million and common stock withheld for minimum statutory taxes of $3.7 million. Cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of borrowings on long-term debt of $1.5 billion, borrowings on our revolving credit facility of $158.0 million, issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.3 billion, payment on revolving credit facility of $166.0 million, payment of debt issuance costs of $35.5 million, principal payments on long-term debt of $29.9 million and common stock withheld for minimum statutory taxes of $7.4 million.

We had total available cash and cash equivalents of $79.4 million and $57.1 million as of June 30, 2017 and December 31, 2016, respectively, of which approximately $31.6 million and $41.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we would be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

On May 26, 2016, we entered into the Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to the Existing TLB Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, we entered into the Tranche B-2 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to the New TLB Facility from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

On November 22, 2016, we entered into the Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment, among other things, (i) amended the negative covenant regarding dispositions, (ii) modified the collateral package to release any real property with a fair market value of less than $5.0 million and (iii) changed certain investment, indebtedness and lien baskets.

On November 30, 2016, we entered into the Refinancing Facilities Amendment to the Amended and Restated Credit Agreement. The Refinancing Amendment increased our line of credit on our revolving credit facility to $500.0 million from $300.0 million and reduced our TLA Facility to $400.0 million from $600.6 million. In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered our effective interest rate on our line of credit on our revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

On May 10, 2017, we entered into the Third Repricing Amendment to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Existing TLB Facility and the New TLB Facility from 3.0% to 2.75% in the case of Eurodollar Rate loans and 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

We had $493.5 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.5 million related to security for the payment of claims required by our workers’ compensation insurance program as of June 30, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for June 30, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the

Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of June 30, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

As of June 30, 2017, we were in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of June 30, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of June 30, 2017 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$196,457	$393,878	$1,557,524	$2,076,363	$4,224,222
Operating leases	66,682	119,663	102,749	808,333	1,097,427
Purchase and other obligations (b)	3,501	29,498	1,980	27,580	62,559

Total obligations and commitments	$266,640	$543,039	$1,662,253	$2,912,276	$5,384,208

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt as of June 30, 2017.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had standby letters of credit outstanding of $6.5 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2017 was composed of $1.5 billion of fixed-rate debt and $1.8 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.39% higher rate on our variable rate debt) would decrease our net income and cash flows by $4.5 million on an annual basis based upon our borrowing level at June 30, 2017.

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $10.8 million on an annual basis. In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	—
May 1 – May 31	2,287	43.45	—	—
June 1 – June 30	4,597	46.22	—	—

Total	6,884

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (1)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (1)

10.1	Third Repricing Amendment, dated May 10, 2017, to the Amended and Restated Credit Agreement. (2)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 10, 2017 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: July 28, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (1)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (1)

10.1	Third Repricing Amendment, dated May 10, 2017, to the Amended and Restated Credit Agreement. (2)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 10, 2017 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.