Form 10-Q
period 2017-09-30
Acadia Healthcare Company, Inc.
filed 2017-10-25
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 25, 2017, there were 87,853,599 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,661	$57,063
Accounts receivable, net of allowance for doubtful accounts of $41,786 and $38,916, respectively	295,756	263,327
Other current assets	92,407	107,537

Total current assets	463,824	427,927
Property and equipment, net	2,966,215	2,703,695
Goodwill	2,730,362	2,681,188
Intangible assets, net	86,951	83,310
Deferred tax assets – noncurrent	3,689	3,780
Derivative instruments	26,176	73,509
Other assets	65,369	51,317

Total assets	$6,342,586	$6,024,726

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,805	$34,805
Accounts payable	95,105	80,034
Accrued salaries and benefits	99,893	105,068
Other accrued liabilities	111,403	122,958

Total current liabilities	341,206	342,865
Long-term debt	3,234,146	3,253,004
Deferred tax liabilities – noncurrent	81,672	78,520
Other liabilities	179,329	164,859

Total liabilities	3,836,353	3,839,248
Redeemable noncontrolling interests	18,648	17,754
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,045,124 and 86,688,199 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	870	867
Additional paid-in capital	2,512,951	2,496,288
Accumulated other comprehensive loss	(385,180)	(549,570)
Retained earnings	358,944	220,139

Total equity	2,487,585	2,167,724

Total liabilities and equity	$6,342,586	$6,024,726

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$728,712	$744,802	$2,143,696	$2,139,039
Provision for doubtful accounts	(11,998)	(10,137)	(31,892)	(31,013)

Revenue	716,714	734,665	2,111,804	2,108,026
Salaries, wages and benefits (including equity-based compensation expense of $4,175, $7,145, $19,007 and $20,989, respectively)	385,562	408,242	1,145,578	1,157,557
Professional fees	53,042	47,687	142,772	137,970
Supplies	28,652	30,555	85,000	88,449
Rents and leases	19,049	19,740	57,455	55,013
Other operating expenses	82,328	79,748	249,161	230,950
Depreciation and amortization	36,442	36,418	105,256	101,145
Interest expense, net	44,515	48,843	130,777	135,315
Debt extinguishment costs	—	3,411	810	3,411
Loss on divestiture	—	174,739	—	174,739
Gain on foreign currency derivatives	—	(15)	—	(523)
Transaction-related expenses	5,665	1,111	18,836	33,483

Total expenses	655,255	850,479	1,935,645	2,117,509

Income (loss) before income taxes	61,459	(115,814)	176,159	(9,483)
Provision for income taxes	15,970	2,396	46,259	27,767

Net income (loss)	45,489	(118,210)	129,900	(37,250)
Net loss attributable to noncontrolling interests	129	402	306	1,575

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$45,618	$(117,808)	$130,206	$(35,675)

Earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.52	$(1.36)	$1.50	$(0.42)

Diluted	$0.52	$(1.36)	$1.50	$(0.42)

Weighted-average shares outstanding:
Basic	87,017	86,618	86,912	85,376
Diluted	87,172	86,618	87,038	85,376

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$45,489	$(118,210)	$129,900	$(37,250)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	69,622	(89,645)	188,744	(351,528)
(Loss) gain on derivative instruments, net of tax of $(6.7) million, $3.6 million, $(18.8) million and $20.2 million, respectively	(9,402)	6,387	(24,354)	30,306

Other comprehensive income (loss)	60,220	(83,258)	164,390	(321,222)

Comprehensive income (loss)	105,709	(201,468)	294,290	(358,472)

Comprehensive loss attributable to noncontrolling interests	129	402	306	1,575

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$105,838	$(201,066)	$294,596	$(356,897)

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2016	86,688	$867	$2,496,288	$(549,570)	$220,139	$2,167,724
Common stock issued under stock incentive plans	357	3	2,054	—	—	2,057
Common stock withheld for minimum statutory taxes	—	—	(5,335)	—	—	(5,335)
Equity-based compensation expense	—	—	19,007	—	—	19,007
Cumulative effect of change in accounting principle	—	—	—	—	8,599	8,599
Other comprehensive income	—	—	—	164,390	—	164,390
Other	—	—	937	—	—	937
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	130,206	130,206

Balance at September 30, 2017	87,045	$870	$2,512,951	$(385,180)	$358,944	$2,487,585

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Operating activities:
Net income (loss)	$129,900	$(37,250)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	105,256	101,145
Amortization of debt issuance costs	7,340	7,714
Equity-based compensation expense	19,007	20,989
Deferred income tax expense	29,416	25,857
Debt extinguishment costs	810	3,411
Loss on divestiture	—	174,739
Gain on foreign currency derivatives	—	(523)
Other	10,672	731
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(28,681)	(12,579)
Other current assets	26,099	(12,973)
Other assets	(566)	(1,134)
Accounts payable and other accrued liabilities	(26,381)	2,067
Accrued salaries and benefits	(7,937)	(10,759)
Other liabilities	7,677	3,746

Net cash provided by continuing operating activities	272,612	265,181
Net cash used in discontinued operating activities	(1,261)	(5,524)

Net cash provided by operating activities	271,351	259,657
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(683,285)
Cash paid for capital expenditures	(193,817)	(249,961)
Cash paid for real estate acquisitions	(33,297)	(37,947)
Settlement of foreign currency derivatives	—	523
Other	(6,062)	(1,135)

Net cash used in investing activities	(233,176)	(971,805)
Financing activities:
Borrowings on long-term debt	—	1,480,000
Borrowings on revolving credit facility	—	179,000
Principal payments on revolving credit facility	—	(166,000)
Principal payments on long-term debt	(25,913)	(46,069)
Repayment of assumed debt	—	(1,348,389)
Payment of debt issuance costs	—	(35,748)
Issuance of common stock, net	—	685,097
Common stock withheld for minimum statutory taxes, net	(3,278)	(7,917)
Other	1,649	(1,821)

Net cash (used in) provided by financing activities	(27,542)	738,153
Effect of exchange rate changes on cash	7,965	(9,469)

Net increase in cash and cash equivalents	18,598	16,536
Cash and cash equivalents at beginning of the period	57,063	11,215

Cash and cash equivalents at end of the period	$75,661	$27,751

Effect of acquisitions:
Assets acquired, excluding cash	$—	$2,505,407
Liabilities assumed	—	(1,605,240)
Issuance of common stock in connection with acquisition	—	(216,882)

Cash paid for acquisitions, net of cash acquired	$—	$683,285

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At September 30, 2017, the Company operated 579 behavioral healthcare facilities with approximately 17,400 beds in 39 states, the U.K. and Puerto Rico.

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

2. Recently Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of ASU 2017-12 on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2017-04 on the Company’s consolidated financial statements.

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

ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, ASU 2014-09 would permit both public and nonpublic organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 requires retrospective application using either a full retrospective adoption or a modified retrospective adoption approach. Full retrospective adoption requires entities to apply the standard as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. The Company continues to evaluate and may adopt the full retrospective method. The Company does not plan to early adopt ASU 2014-09.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$45,618	$(117,808)	$130,206	$(35,675)

Denominator:
Weighted average shares outstanding for basic earnings per share	87,017	86,618	86,912	85,376
Effect of dilutive instruments	155	—	126	—

Shares used in computing diluted earnings per common share	87,172	86,618	87,038	85,376

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.52	$(1.36)	$1.50	$(0.42)

Diluted	$0.52	$(1.36)	$1.50	$(0.42)

Approximately 1.0 million and 0.2 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively, because their effect would have been anti-dilutive. Approximately 1.5 million and 0.3 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

In conjunction with the sale, the Company recorded a loss on divestiture of $174.7 million in the consolidated statements of operations for the three and nine months ended September 30, 2016. The loss on divestiture consisted of an allocation of goodwill to the U.K. Disposal Group of $106.9 million, loss on the sale of properties of $42.2 million and estimated transaction-related expenses of $25.6 million. The allocation of goodwill was based on the fair value of the U.K. Disposal Group relative to the total fair value of the Company’s U.K. Facilities segment.

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

Transaction-related expenses comprised the following costs for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Legal, accounting and other costs	$3,845	$1,111	$7,286	$17,212
Severance and contract termination costs	1,820	—	11,550	1,421
Advisory and financing commitment fees	—	—	—	14,850

	$5,665	$1,111	$18,836	$33,483

5. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)

	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,263	12,228	—	—
Trade names	60,427	57,538	—	—
Certificates of need	14,261	13,544	—	—

	86,951	83,310	—	—

Total	$90,198	$86,557	$(3,247)	$(3,247)

Amortization expense related to definite-lived intangible assets was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2016, respectively. As of December 31, 2016, all of the Company’s defined-lived intangible assets were fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Property and Equipment

Property and equipment consists of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land	$445,598	$411,331
Building and improvements	2,273,128	2,031,819
Equipment	377,857	318,020
Construction in progress	181,029	157,114

	3,277,612	2,918,284
Less accumulated depreciation	(311,397)	(214,589)

Property and equipment, net	$2,966,215	$2,703,695

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$385,000	$400,000
Senior Secured Term B Loans	1,424,538	1,435,450
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	22,175	22,175
Less: unamortized debt issuance costs, discount and premium	(52,762)	(59,816)

	3,268,951	3,287,809
Less: current portion	(34,805)	(34,805)

Long-term debt	$3,234,146	$3,253,004

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

On November 30, 2016, the Company entered into a Refinancing Facilities Amendment (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment increased the Company’s line of credit on its revolving credit facility to $500.0 million from $300.0 million and reduced its TLA Facility to $400.0 million from $600.6 million (together, the “Refinancing Facilities”). In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered the Company’s effective interest rate on the line of credit on its revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment in the condensed consolidated statements of operations.

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

The Company had $493.5 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.5 million related to security for the payment of claims required by its workers’ compensation insurance program as of September 30, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for September 30, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. The Company is required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to the Company’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of September 30, 2017, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

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

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of September 30, 2017, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,490,249 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $4.2 million and $7.1 million in equity-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $19.0 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $50.3 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years. As of September 30, 2017, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $1.5 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $7.3 million and $8.3 million for the nine months ended September 30, 2017 and 2016, respectively, related to equity-based compensation expense.

Stock option activity during 2016 and 2017 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	694,743	$42.87	7.70	$20,717
Options granted	503,850	57.98	9.28	297
Options exercised	(57,397)	31.92	N/A	1,530
Options cancelled	(140,250)	57.13	N/A	N/A

Options outstanding at December 31, 2016	1,000,946	49.42	7.80	8,166
Options granted	236,600	43.11	9.49	382
Options exercised	(81,992)	26.48	N/A	1,528
Options cancelled	(173,988)	54.73	N/A	N/A

Options outstanding at September 30, 2017	981,566	$47.47	7.63	$4,648

Options exercisable at December 31, 2016	288,959	$42.81	6.22	$6,111

Options exercisable at September 30, 2017	407,571	$41.02	6.20	$4,172

Restricted stock activity during 2016 and 2017 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	944,562	$52.74
Granted	387,347	55.38
Cancelled	(122,178)	57.02
Vested	(365,312)	47.18

Unvested at December 31, 2016	844,419	$55.76
Granted	371,924	43.22
Cancelled	(124,743)	55.42
Vested	(275,294)	53.78

Unvested at September 30, 2017	816,306	$50.77

Restricted stock unit activity during 2016 and 2017 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at December 31, 2016	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67

Unvested at September 30, 2017	360,909	$50.04

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Weighted average grant-date fair value of options	$14.67	$18.96
Risk-free interest rate	2.0%	1.4%
Expected volatility	33%	33%
Expected life (in years)	5.5	5.5

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

Excess tax benefits/deficiencies are generated when the deduction for tax purposes is greater/less than the compensation cost for financial reporting purposes. Upon adoption of ASU 2016-09, the Company no longer records excess tax benefits/deficiencies in additional paid-in capital as a component of equity. Instead, excess tax benefits/deficiencies are included in the provision for income taxes on the condensed consolidated statements of operations. These changes are recorded prospectively as of January 1, 2017, which resulted in an increase in our income tax provision of $1.7 million, or an increase in the effective tax rate of 1.0%, for the nine months ended September 30, 2017. Prior periods have not been adjusted. An adjustment for prior period excess tax benefits of $8.6 million is recorded as a cumulative-effect adjustment in retained earnings at September 30, 2017 as the Company adopted this amendment using the modified transition method. Excess tax benefits were previously required to be included in financing activities on the condensed consolidated statement of cash flows and are now required to be included in operating activities. The changes to the condensed consolidated statement of cash flows are recorded prospectively as of January 1, 2017. Additionally, the Company has elected not to adjust its policy on accounting for forfeitures and will continue to estimate forfeiture rates.

The provision for income taxes for the three months ended September 30, 2017 and 2016 reflects effective tax rates of 26.0% and (2.1)%, respectively. The provision for income taxes for the nine months ended September 30, 2017 and 2016 reflects effective tax rates of 26.3% and (292.8)%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2017 was primarily attributable to the disparity in the accounting treatment and the tax treatment of the U.K. Divestiture, the reduction in ongoing U.K. earnings as a result of the U.K. Divestiture, changes in the foreign exchange rate between U.S. dollars (“USD”) and British pounds (“GBP”) and the adoption of ASU 2016-09.

11. Derivative Instruments

The Company entered into foreign currency forward contracts during the nine months ended September 30, 2017 and the three and nine months ended 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between USD and GBP associated with cash transfers.

The foreign currency forward contracts entered into during the three and nine months ended September 30, 2016 resulted in gains of $15 thousand and $0.5 million, respectively, which have been recorded in the condensed consolidated statements of operations.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2016 and the three and nine months ended September 30, 2017 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives of $26.2 million is recorded as derivative instruments on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to these derivatives are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to these derivatives are included in operating activities in the condensed consolidated statements of cash flows.

12. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments. The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Amended and Restated Senior Credit Facility	$1,778,798	$1,799,993	$1,778,798	$1,799,993
6.125% Senior Notes due 2021	$147,964	$147,574	$152,359	$152,186
5.125% Senior Notes due 2022	$295,988	$295,442	$306,466	$293,595
5.625% Senior Notes due 2023	$641,554	$640,574	$673,632	$640,574
6.500% Senior Notes due 2024	$381,998	$381,268	$410,170	$389,847
9.0% and 9.5% Revenue Bonds	$22,648	$22,959	$22,648	$22,959
Derivative instruments	$26,176	$73,509	$26,176	$73,509
Contingent consideration liabilities	$—	$107	$—	$107

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

13. Commitments and Contingencies

Professional and General Liability

A portion of the Company’s professional liability risks is insured through a wholly-owned insurance subsidiary. The Company’s wholly-owned insurance subsidiary insures the Company for professional liability losses up to $78.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $75.0 million in excess of a retention level of $3.0 million.

Legal Proceedings

The Company is, from time to time, subject to various claims, governmental investigations and regulatory actions that arise in the ordinary course of the Company’s business, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In the opinion of management, the Company is not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations.

14. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in non-wholly owned subsidiaries the Company controls. At September 30, 2017, certain of these non-wholly owned subsidiaries operated two facilities. The Company owns between 60% and 75% of the equity interests in the entity that owns each facility, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

15. Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Other receivables	$30,910	$44,975
Prepaid expenses	28,874	27,455
Workers’ compensation deposits – current portion	10,000	10,000
Income taxes receivable	9,472	11,714
Insurance receivable-current portion	6,472	6,472
Inventory	4,698	4,633
Other	1,981	2,288

Other current assets	$92,407	$107,537

16. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued expenses	$39,610	$37,323
Unearned income	25,062	28,805
Accrued interest	15,058	33,616
Insurance liability – current portion	11,672	11,672
Income taxes payable	7,384	527
Accrued property taxes	5,257	2,732
Other	7,360	8,283

Other accrued liabilities	$111,403	$122,958

17. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. (the “U.S. Facilities”) and its facilities in the U.K. (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At September 30, 2017, the U.S. Facilities included 208 behavioral healthcare facilities with approximately 8,700 beds in 39 states and Puerto Rico, and the U.K. Facilities included 371 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
U.S. Facilities	$453,678	$431,521	$1,355,315	$1,269,994
U.K. Facilities	263,036	303,146	756,489	836,004
Corporate and Other	—	(2)	—	2,028

	$716,714	$734,665	$2,111,804	$2,108,026

Segment EBITDA (1):
U.S. Facilities	$118,744	$108,810	$359,250	$334,230
U.K. Facilities	50,665	67,795	146,941	185,664
Corporate and Other	(17,153)	(20,767)	(55,346)	(60,818)

	$152,256	$155,838	$450,845	$459,076

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment EBITDA (1)	$152,256	$155,838	$450,845	$459,076
Plus (less):
Equity-based compensation expense	(4,175)	(7,145)	(19,007)	(20,989)
Debt extinguishment costs	—	(3,411)	(810)	(3,411)
Loss on divestiture	—	(174,739)	—	(174,739)
Gain on foreign currency derivatives	—	15	—	523
Transaction-related expenses	(5,665)	(1,111)	(18,836)	(33,483)
Interest expense, net	(44,515)	(48,843)	(130,777)	(135,315)
Depreciation and amortization	(36,442)	(36,418)	(105,256)	(101,145)

Income before income taxes	$61,459	$(115,814)	$176,159	$(9,483)

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2017	$2,041,795	$639,393	$—	$2,681,188
Foreign currency translation	—	55,260	—	55,260
Purchase price allocation and other	797	(6,883)	—	(6,086)

Balance at September 30, 2017	$2,042,592	$687,770	$—	$2,730,362

	September 30, 2017	December 31, 2016
Assets (2):
U.S. Facilities	$3,521,080	$3,382,167
U.K. Facilities	2,615,828	2,441,018
Corporate and Other	205,678	201,541

	$6,342,586	$6,024,726

(1)	Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, loss on divestiture, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $1.1 billion, U.K. Facilities of $1.8 billion and corporate and other of $36.7 million at September 30, 2017. Assets include property and equipment for the U.S. Facilities of $1.0 billion, U.K. Facilities of $1.7 billion and corporate and other of $27.1 million at December 31, 2016.

18. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2016	$(584,081)	$40,598	$(6,087)	$(549,570)
Foreign currency translation gain	189,265	—	(521)	188,744
Loss on derivative instruments, net of tax of $(18.8) million	—	(24,354)	—	(24,354)

Balance at September 30, 2017	$(394,816)	$16,244	$(6,608)	$(385,180)

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$43,714	$31,947	$—	$75,661
Accounts receivable, net	—	230,283	65,473	—	295,756
Other current assets	—	68,978	23,429	—	92,407

Total current assets	—	342,975	120,849	—	463,824
Property and equipment, net	—	1,042,800	1,923,415	—	2,966,215
Goodwill	—	1,936,057	794,305	—	2,730,362
Intangible assets, net	—	57,392	29,559	—	86,951
Deferred tax assets – noncurrent	3,378	—	4,399	(4,088)	3,689
Derivative instruments	26,176	—	—	—	26,176
Investment in subsidiaries	5,228,165	—	—	(5,228,165)	—
Other assets	490,535	53,903	8,375	(487,444)	65,369

Total assets	$5,748,254	$3,433,127	$2,880,902	$(5,719,697)	$6,342,586

Current liabilities:
Current portion of long-term debt	$34,550	$—	$255	$—	$34,805
Accounts payable	—	62,655	32,450	—	95,105
Accrued salaries and benefits	—	68,271	31,622	—	99,893
Other accrued liabilities	14,365	12,392	84,646	—	111,403

Total current liabilities	48,915	143,318	148,973	—	341,206
Long-term debt	3,211,754	—	509,836	(487,444)	3,234,146
Deferred tax liabilities – noncurrent	—	36,341	49,419	(4,088)	81,672
Other liabilities	—	112,094	67,235	—	179,329

Total liabilities	3,260,669	291,753	775,463	(491,532)	3,836,353

Redeemable noncontrolling interests	—	—	18,648	—	18,648

Total equity	2,487,585	3,141,374	2,086,791	(5,228,165)	2,487,585

Total liabilities and equity	$5,748,254	$3,433,127	$2,880,902	$(5,719,697)	$6,342,586

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$440,423	$288,289	$—	$728,712
Provision for doubtful accounts	—	(10,310)	(1,688)	—	(11,998)

Revenue	—	430,113	286,601	—	716,714
Salaries, wages and benefits	4,175	225,001	156,386	—	385,562
Professional fees	—	24,385	28,657	—	53,042
Supplies	—	18,843	9,809	—	28,652
Rents and leases	—	8,127	10,922	—	19,049
Other operating expenses	—	55,077	27,251	—	82,328
Depreciation and amortization	—	16,963	19,479	—	36,442
Interest expense, net	15,933	19,304	9,278	—	44,515
Transaction-related expenses	—	2,211	3,454	—	5,665

Total expenses	20,108	369,911	265,236	—	655,255
(Loss) income before income taxes	(20,108)	60,202	21,365	—	61,459
Equity in earnings of subsidiaries	55,925	—	—	(55,925)	—
(Benefit from) provision for income taxes	(9,672)	21,202	4,440	—	15,970

Net income (loss)	45,489	39,000	16,925	(55,925)	45,489
Net loss attributable to noncontrolling interests	—	—	129	—	129

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$45,489	$39,000	$17,054	$(55,925)	$45,618

Other comprehensive income (loss):
Foreign currency translation gain	—	—	69,622	—	69,622
Loss on derivative instruments	(9,402)	—	—	—	(9,402)

Other comprehensive (loss) income	(9,402)	—	69,622	—	60,220

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$36,087	$39,000	$86,676	$(55,925)	$105,838

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$420,061	$324,741	$—	$744,802
Provision for doubtful accounts	—	(9,383)	(754)	—	(10,137)

Revenue	—	410,678	323,987	—	734,665
Salaries, wages and benefits	7,145	224,692	176,405	—	408,242
Professional fees	—	21,140	26,547	—	47,687
Supplies	—	19,467	11,088	—	30,555
Rents and leases	—	8,759	10,981	—	19,740
Other operating expenses	—	51,536	28,212	—	79,748
Depreciation and amortization	—	15,105	21,313	—	36,418
Interest expense, net	13,388	19,258	16,197	—	48,843
Debt extinguishment costs	3,411	—	—	—	3,411
Loss on divestiture	—	—	174,739	—	174,739
Gain on foreign currency derivatives	(15)	—	—	—	(15)
Transaction-related expenses	—	—	1,111	—	1,111

Total expenses	23,929	359,957	466,593	—	850,479
(Loss) income before income taxes	(23,929)	50,721	(142,606)	—	(115,814)
Equity in earnings of subsidiaries	(99,875)	—	—	99,875	—
(Benefit from) provision for income taxes	(5,594)	38,654	(30,664)	—	2,396

Net (loss) income	(118,210)	12,067	(111,942)	99,875	(118,210)
Net loss attributable to noncontrolling interests	—	—	402	—	402

Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(118,210)	$12,067	$(111,540)	$99,875	$(117,808)

Other comprehensive loss:
Foreign currency translation loss	—	—	(89,645)	—	(89,645)
Gain on derivative instruments	6,387	—	—	—	6,387

Other comprehensive income (loss)	6,387	—	(89,645)	—	(83,258)

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(111,823)	$12,067	$(201,185)	$99,875	$(201,066)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,311,937	$831,759	$—	$2,143,696
Provision for doubtful accounts	—	(28,007)	(3,885)	—	(31,892)

Revenue	—	1,283,930	827,874	—	2,111,804
Salaries, wages and benefits	19,007	675,206	451,365	—	1,145,578
Professional fees	—	69,796	72,976	—	142,772
Supplies	—	56,502	28,498	—	85,000
Rents and leases	—	25,139	32,316	—	57,455
Other operating expenses	—	164,596	84,565	—	249,161
Depreciation and amortization	—	48,918	56,338	—	105,256
Interest expense, net	46,392	57,054	27,331	—	130,777
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	6,219	12,617	—	18,836

Total expenses	66,209	1,103,430	766,006	—	1,935,645
(Loss) income before income taxes	(66,209)	180,500	61,868	—	176,159
Equity in earnings of subsidiaries	163,931	—	—	(163,931)	—
(Benefit from) provision for income taxes	(32,178)	66,124	12,313	—	46,259

Net income (loss)	129,900	114,376	49,555	(163,931)	129,900
Net loss attributable to noncontrolling interests	—	—	306	—	306

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$129,900	$114,376	$49,861	$(163,931)	$130,206

Other comprehensive income (loss):
Foreign currency translation gain	—	—	188,744	—	188,744
Loss on derivative instruments	(24,354)	—	—	—	(24,354)

Other comprehensive (loss) income	(24,354)	—	188,744	—	164,390

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$105,546	$114,376	$238,605	$(163,931)	$294,596

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,245,227	$893,812	$—	$2,139,039
Provision for doubtful accounts	—	(28,318)	(2,695)	—	(31,013)

Revenue	—	1,216,909	891,117	—	2,108,026
Salaries, wages and benefits	20,989	648,669	487,899	—	1,157,557
Professional fees	—	66,967	71,003	—	137,970
Supplies	—	57,456	30,993	—	88,449
Rents and leases	—	25,857	29,156	—	55,013
Other operating expenses	—	151,485	79,465	—	230,950
Depreciation and amortization	—	42,072	59,073	—	101,145
Interest expense, net	37,452	57,394	40,469	—	135,315
Debt extinguishment costs	3,411	—	—	—	3,411
Loss on divestiture	—	—	174,739	—	174,739
Gain on foreign currency derivatives	(523)	—	—	—	(523)
Transaction-related expenses	—	25,624	7,859	—	33,483

Total expenses	61,329	1,075,524	980,656	—	2,117,509
(Loss) income before income taxes	(61,329)	141,385	(89,539)	—	(9,483)
Equity in earnings of subsidiaries	8,937	—	—	(8,937)	—
(Benefit from) provision for income taxes	(15,142)	62,247	(19,338)	—	27,767

Net (loss) income	(37,250)	79,138	(70,201)	(8,937)	(37,250)
Net loss attributable to noncontrolling interests	—	—	1,575	—	1,575

Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(37,250)	$79,138	$(68,626)	$(8,937)	$(35,675)

Other comprehensive loss:
Foreign currency translation loss	—	—	(351,528)	—	(351,528)
Gain on derivative instruments	30,306	—	—	—	30,306

Other comprehensive income (loss)	30,306	—	(351,528)	—	(321,222)

Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(6,944)	$79,138	$(420,154)	$(8,937)	$(356,897)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$129,900	$114,376	$49,555	$(163,931)	$129,900
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(163,931)	—	—	163,931	—
Depreciation and amortization	—	48,918	56,338	—	105,256
Amortization of debt issuance costs	7,652	—	(312)	—	7,340
Equity-based compensation expense	19,007	—	—	—	19,007
Deferred income tax expense	156	22,401	6,859	—	29,416
Debt extinguishment costs	810	—	—	—	810
Other	4,216	1,727	4,729	—	10,672
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(21,183)	(7,498)	—	(28,681)
Other current assets	—	1,126	24,973	—	26,099
Other assets	3,479	(705)	139	(3,479)	(566)
Accounts payable and other accrued liabilities	—	(22,372)	(4,009)	—	(26,381)
Accrued salaries and benefits	—	(4,759)	(3,178)	—	(7,937)
Other liabilities	—	4,084	3,593	—	7,677

Net cash provided by (used in) continuing operating activities	1,289	143,613	131,189	(3,479)	272,612
Net cash used in discontinued operating activities	—	(1,261)	—	—	(1,261)

Net cash provided by (used in) operating activities	1,289	142,352	131,189	(3,479)	271,351
Investing activities:
Cash paid for capital expenditures	—	(114,130)	(79,687)	—	(193,817)
Cash paid for real estate acquisitions	—	(33,297)	—	—	(33,297)
Other	—	(7,984)	1,922	—	(6,062)

Net cash used in investing activities	—	(155,411)	(77,765)	—	(233,176)
Financing activities:
Principal payments on long-term debt	(25,913)	—	(3,479)	3,479	(25,913)
Common stock withheld for minimum statutory taxes, net	(3,278)	—	—	—	(3,278)
Other	—	1,649	—	—	1,649
Cash provided by (used in) intercompany activity	27,902	39,443	(67,345)	—	—

Net cash (used in) provided by financing activities	(1,289)	41,092	(70,824)	3,479	(27,542)

Effect of exchange rate changes on cash	—	—	7,965	—	7,965

Net increase in cash and cash equivalents	—	28,033	(9,435)	—	18,598
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063

Cash and cash equivalents at end of the period	$—	$43,714	$31,947	$—	$75,661

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2017, we operated 579 behavioral healthcare facilities with approximately 17,400 beds in 39 states, the U.K. and Puerto Rico. During the nine months ended September 30, 2017, we added 352 beds to existing facilities. For the year ending December 31, 2017, we expect to add approximately 800 total beds exclusive of acquisitions.

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

In conjunction with the sale, the Company recorded a loss on divestiture of $174.7 million in the consolidated statements of operations for the three and nine months ended September 30, 2016. The loss on divestiture consisted of an allocation of goodwill to the U.K. Disposal Group of $106.9 million, loss on the sale of properties of $42.2 million and estimated transaction-related expenses of $25.6 million. The allocation of goodwill was based on the fair value of the U.K. Disposal Group relative to the total fair value of the Company’s U.K. Facilities segment.

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

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$142,870	19.6%	$136,014	18.3%	$431,818	20.2%	$398,011	18.6%
Medicare	73,593	10.1%	70,563	9.5%	212,992	9.9%	198,183	9.3%
Medicaid	199,592	27.4%	182,432	24.5%	587,705	27.4%	542,594	25.4%
NHS	236,778	32.5%	278,524	37.4%	694,059	32.4%	771,496	36.1%
Self-Pay	68,257	9.4%	68,608	9.2%	186,154	8.7%	200,451	9.4%
Other	7,622	1.0%	8,661	1.1%	30,968	1.4%	28,304	1.2%

Revenue before provision for doubtful accounts	728,712	100.0%	744,802	100.0%	2,143,696	100.0%	2,139,039	100.0%
Provision for doubtful accounts	(11,998)		(10,137)		(31,892)		(31,013)

Revenue	$716,714		$734,665		$2,111,804		$2,108,026

The following tables present a summary of our aging of accounts receivable as of September 30, 2017 and December 31, 2016:

September 30, 2017

	Current	30-90	90-150	>150	Total
Commercial	17.3%	7.6%	3.5%	6.1%	34.5%
Medicare	9.9%	1.8%	0.7%	1.3%	13.7%
Medicaid	20.5%	5.2%	2.2%	5.4%	33.3%
NHS	8.0%	1.3%	0.2%	—%	9.5%
Self-Pay	1.2%	1.3%	1.3%	3.0%	6.8%
Other	0.9%	0.4%	0.2%	0.7%	2.2%

Total	57.8%	17.6%	8.1%	16.5%	100.0%

December 31, 2016

	Current	30-90	90-150	>150	Total
Commercial	15.8%	8.5%	3.0%	5.3%	32.6%
Medicare	12.0%	1.6%	0.8%	1.2%	15.6%
Medicaid	18.7%	6.5%	2.9%	5.5%	33.6%
NHS	5.1%	3.4%	0.6%	0.4%	9.5%
Self-Pay	1.8%	1.5%	1.5%	3.3%	8.1%
Other	0.1%	0.1%	0.1%	0.3%	0.6%

Total	53.5%	21.6%	8.9%	16.0%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$728,712		$744,802		$2,143,696		$2,139,039
Provision for doubtful accounts	(11,998)		(10,137)		(31,892)		(31,013)

Revenue	716,714	100.0%	734,665	100.0%	2,111,804	100. %	2,108,026	100.0%
Salaries, wages and benefits	385,562	53.8%	408,242	55.6%	1,145,578	54.2%	1,157,557	54.9%
Professional fees	53,042	7.4%	47,687	6.5%	142,772	6.8%	137,970	6.5%
Supplies	28,652	4.0%	30,555	4.2%	85,000	4.0%	88,449	4.2%
Rents and leases	19,049	2.6%	19,740	2.7%	57,455	2.7%	55,013	2.6%
Other operating expenses	82,328	11.5%	79,748	10.9%	249,161	11.8%	230,950	11.0%
Depreciation and amortization	36,442	5.1%	36,418	5.0%	105,256	5.0%	101,145	4.8%
Interest expense	44,515	6.2%	48,843	6.6%	130,777	6.2%	135,315	6.4%
Debt extinguishment costs	—	0.0%	3,411	0.5%	810	0.1%	3,411	0.2%
Loss on divestiture	—	0.0%	174,739	23.8%	—	0.0%	174,739	8.3%
Gain on foreign currency derivatives	—	0.0%	(15)	(0.1)%	—	0.0%	(523)	(0.1)%
Transaction-related expenses	5,665	0.8%	1,111	0.1%	18,836	0.9%	33,483	1.6%

Total expenses	655,255	91.4%	850,479	115.8%	1,935,645	91.7%	2,117,509	100.4%

Income (loss) before income taxes	61,459	8.6%	(115,814)	(15.8)%	176,159	8.3%	(9,483)	(0.4)%
Provision for income taxes	15,970	2.2%	2,396	0.3%	46,259	2.1%	27,767	1.3%

Net income (loss)	$45,489	6.4%	$(118,210)	(16.1)%	$129,900	6.2%	$(37,250)	(1.7)%

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts decreased $16.1 million, or 2.2%, to $728.7 million for the three months ended September 30, 2017 from $744.8 million for the three months ended September 30, 2016. The decrease related primarily to the reduction in revenue before provision for doubtful accounts related to the U.K. Divestiture of $45.4 million offset by same facility patient day growth. Same-facility revenue before provision for doubtful accounts increased by $37.8 million, or 5.7%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, resulting from same-facility growth in patient days of 3.5% and an increase in same-facility revenue per day of 1.9%. Consistent with the same-facility patient day growth in 2016, the growth in same-facility patient days for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $12.0 million for the three months ended September 30, 2017, or 1.6% of revenue before provision for doubtful accounts, compared to $10.1 million for the three months ended September 30, 2016, or 1.4% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $385.6 million for the three months ended September 30, 2017 compared to $408.2 million for the three months ended September 30, 2016, a decrease of $22.6 million. SWB expense included $4.2 million and $7.1 million of equity-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $381.4 million, or 53.2% of revenue, for the three months ended September 30, 2017, compared to $401.1 million, or 54.6% of revenue, for the three months ended September 30, 2016. The $19.7 million decrease in SWB expense, excluding equity-based compensation expense, was primarily attributable to the reduction in expense related to the U.K. Divestiture. Same-facility SWB expense was $351.3 million for the three months ended September 30, 2017, or 51.1% of revenue, compared to $338.1 million for the three months ended September 30, 2016, or 51.9% of revenue.

Professional fees. Professional fees were $53.0 million for the three months ended September 30, 2017, or 7.4% of revenue, compared to $47.7 million for the three months ended September 30, 2016, or 6.5% of revenue. The $5.3 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities offset by the reduction in expense related to the U.K. Divestiture. Same-facility professional fees were $45.1 million for the three months ended September 30, 2017, or 6.6% of revenue, compared to $37.6 million, for the three months ended September 30, 2016, or 5.7% of revenue.

Supplies. Supplies expense was $28.7 million for the three months ended September 30, 2017, or 4.0% of revenue, compared to $30.6 million for the three months ended September 30, 2016, or 4.2% of revenue. The $1.9 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture. Same-facility supplies expense was $26.8 million for the three months ended September 30, 2017, or 3.9% of revenue, compared to $26.4 million for the three months ended September 30, 2016, or 4.0% of revenue.

Rents and leases. Rents and leases were $19.1 million for the three months ended September 30, 2017, or 2.7% of revenue, compared to $19.7 million for the three months ended September 30, 2016, or 2.7% of revenue. Same-facility rents and leases were $15.4 million for the three months ended September 30, 2017, or 2.2% of revenue, compared to $16.0 million for the three months ended September 30, 2016, or 2.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $82.3 million for the three months ended September 30, 2017, or 11.5% of revenue, compared to $79.7 million for the three months ended September 30, 2016, or 10.9% of revenue. Same-facility other operating expenses were $77.2 million for the three months ended September 30, 2017, or 11.3% of revenue, compared to $70.7 million for the three months ended September 30, 2016, or 10.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $36.4 million for the three months ended September 30, 2017, or 5.1% of revenue, compared to $36.4 million for the three months ended September 30, 2016, or 5.0% of revenue. The slight change in depreciation and amortization was attributable to reduction in expense related to the U.K. Divestiture offset by depreciation associated with capital expenditures during 2016 and 2017.

Interest expense. Interest expense was $44.5 million for the three months ended September 30, 2017 compared to $48.8 million for the three months ended September 30, 2016. The decrease in interest expense was primarily a result of the debt paydown on November 30, 2016 using proceeds from the U.K. Divestiture. Interest expense was also impacted by lower interest rates in connection with amendments to the Amended and Restated Senior Credit Facility offset by higher interest rates applicable to our variable rate debt.

Debt extinguishment costs. The debt extinguishment costs for the three months ended September 30, 2016 represent $3.4 million of charges recorded in connection with the Tranche B-2 Repricing Amendment.

Loss on divestiture. As part of our divestiture in the U.K., we recorded $174.7 million of loss on divestiture for the three months ended September 30, 2016, which included an allocation of goodwill to the U.K. Disposal Group of approximately $106.9 million, estimated transaction-related expenses of approximately $25.6 million and a loss on the sale of property of $42.2 million.

Gain on foreign currency derivatives. We entered into foreign currency forward contracts during the three months ended September 30, 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $15,000 for the three months ended September 30, 2016.

Transaction-related expenses. Transaction-related expenses were $5.7 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2016 Acquisitions, the U.K. Divestiture and related integration efforts, as summarized below (in thousands):

	Three Months Ended September 30,
	2017	2016
Legal, accounting and other costs	$3,845	$1,111
Severance and contract termination costs	1,820	—

	$5,665	$1,111

Provision for income taxes. For the three months ended September 30, 2017, the provision for income taxes was $16.0 million, reflecting an effective tax rate of 26.0%, compared to $2.4 million, reflecting an effective tax rate of (2.1)%, for the three months ended September 30, 2016. The increase in the effective tax rate for the three and nine months ended September 30, 2017 was primarily attributable to the disparity in the accounting treatment and the tax treatment of the U.K. Divestiture, the reduction in ongoing U.K. earnings as a result of the U.K. Divestiture, changes in the foreign exchange rate between USD and GBP and the adoption of ASU 2016-09.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $4.7 million, or 0.2%, to $2.1 billion for the nine months ended September 30, 2017 from $2.1 billion for the nine months ended September 30, 2016. The increase related primarily to revenue generated during the nine months ended September 30, 2017 from the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, offset by the reduction in revenue before provision for doubtful accounts related to the U.K. Divestiture of $129.1 million and the decline in the exchange rate between USD and GBP of $64.5 million. Same-facility revenue before provision for doubtful accounts increased $103.7 million, or 5.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, resulting from same-facility growth in patient days of 4.1% and an increase in same-facility revenue per day of 1.5%. Consistent with the same-facility patient day growth in 2016, the growth in same-facility patient days for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $31.9 million for the nine months ended September 30, 2017, or 1.5% of revenue before provision for doubtful accounts, compared to $31.0 million for the nine months ended September 30, 2016, or 1.4% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. SWB expense was $1.2 billion for both the nine months ended September 30, 2017 and 2016. SWB expense included $19.0 million and $21.0 million of equity-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $1.1 billion, or 53.3% of revenue, for the nine months ended September 30, 2017, compared to $1.1 billion, or 53.9% of revenue, for the nine months ended September 30, 2016. The slight decrease in SWB expense, excluding equity-based compensation expense, was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP offset by SWB expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $967.2 million for the nine months ended September 30, 2017, or 50.7% of revenue, compared to $920.4 million for the nine months ended September 30, 2016, or 50.9% of revenue.

Professional fees. Professional fees were $142.8 million for the nine months ended September 30, 2017, or 6.8% of revenue, compared to $138.0 million for the nine months ended September 30, 2016, or 6.5% of revenue. The $4.8 million increase was primarily attributable to professional fees incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, and higher contract labor costs in the U.K. Facilities offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility professional fees were $114.6 million for the nine months ended September 30, 2017, or 6.0% of revenue, compared to $104.9 million, for the nine months ended September 30, 2016, or 5.8% of revenue.

Supplies. Supplies expense was $85.0 million for the nine months ended September 30, 2017, or 4.0% of revenue, compared to $88.4 million for the nine months ended September 30, 2016, or 4.2% of revenue. The $3.4 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP slightly offset by supplies expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $76.0 million for the nine months ended September 30, 2017, or 4.0% of revenue, compared to $73.9 million for the nine months ended September 30, 2016, or 4.1% of revenue.

Rents and leases. Rents and leases were $57.5 million for the nine months ended September 30, 2017, or 2.7% of revenue, compared to $55.0 million for the nine months ended September 30, 2016, or 2.6% of revenue. The $2.4 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility rents and leases were $42.3 million for the nine months ended September 30, 2017, or 2.2% of revenue, compared to $42.3 million for the nine months ended September 30, 2016, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $249.2 million for the nine months ended September 30, 2017, or 11.8% of revenue, compared to $231.0 million for the nine months ended September 30, 2016, or 11.0% of revenue. The $18.2 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility other operating expenses were $220.0 million for the nine months ended September 30, 2017, or 11.4% of revenue, compared to $198.5 million for the nine months ended September 30, 2016, or 10.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $105.3 million for the nine months ended September 30, 2017, or 5.0% of revenue, compared to $101.1 million for the nine months ended September 30, 2016, or 4.8% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2016 and 2017 and real estate acquired as part of the 2016 Acquisitions, particularly the acquisition of Priory, offset by reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP.

Interest expense. Interest expense was $130.8 million for the nine months ended September 30, 2017 compared to $135.3 million for the nine months ended September 30, 2016. The decrease in interest expense was primarily a result of the lower interest rates in connection with amendments to the Amended and Restated Senior Credit Facility and the debt paydown on November 30, 2016 using proceeds from the U.K. Divestiture. Interest expense was also impacted by higher interest rates applicable to our variable rate debt, borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.500% Senior Notes on February 16, 2016.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2017 represent $0.5 million of charges and $0.3 of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Senior Credit Facility. The debt extinguishment costs for the nine months ended September 30, 2016 represent $3.4 million of charges recorded in connection with the Tranche B-2 Repricing Amendment.

Loss on divestiture. As part of our divestiture in the U.K., we recorded $174.7 million of loss on divestiture for the nine months ended September 30, 2016, which included an allocation of goodwill to the U.K. Disposal Group of approximately $106.9 million, estimated transaction-related expenses of approximately $25.6 million and a loss on the sale of property of $42.2 million.

Gain on foreign currency derivatives. We entered into foreign currency forward contracts during the nine months ended September 30, 2016 in connection with (i) acquisitions in the U.K. and (ii) transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the nine months ended September 30, 2016.

Transaction-related expenses. Transaction-related expenses were $18.8 million for the nine months ended September 30, 2017 compared to $33.5 million for the nine months ended September 30, 2016. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2016 Acquisitions, the U.K. Divestiture and related integration efforts, as summarized below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Legal, accounting and other costs	$7,286	$17,212
Severance and contract termination costs	11,550	1,421
Advisory and financing commitment fees	—	14,850

	$18,836	$33,483

Provision for income taxes. For the nine months ended September 30, 2017, the provision for income taxes was $46.3 million, reflecting an effective tax rate of 26.3%, compared to $27.8 million, reflecting an effective tax rate of (292.8)%, for the nine months ended September 30, 2016. The increase in the effective tax rate for the three and nine months ended September 30, 2017 was primarily attributable to the disparity in the accounting treatment and the tax treatment of the U.K. Divestiture, the reduction in ongoing U.K. earnings as a result of the U.K. Divestiture, changes in the foreign exchange rate between USD and GBP and the adoption of ASU 2016-09.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2017 was $272.6 million compared to $265.2 million for the nine months ended September 30, 2016. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by operating activities from our 2016 Acquisitions offset by the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Days sales outstanding were 38 as of September 30, 2017 compared to 34 as of December 31, 2016. As of September 30, 2017 and December 31, 2016, we had working capital of $122.6 million and $85.1 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2017 was $233.2 million compared to $971.8 million for the nine months ended September 30, 2016. Cash used in investing activities for the nine months ended September 30, 2017 primarily consisted of $193.8 million of cash paid for capital expenditures and $33.3 million of cash paid for real estate. Cash paid for capital expenditures for the nine months ended September 30, 2017 consisted of $52.1 million of routine capital expenditures and $141.7 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine capital expenditures were 2.5% of revenue for the nine months ended September 30, 2017. Cash used in investing activities for the nine months ended September 30, 2016 primarily consisted of $683.3 million of cash paid for acquisitions, $250.0 million of cash paid for capital expenditures and $37.9 million of cash paid for real estate acquisitions.

Cash used in financing activities for the nine months ended September 30, 2017 was $27.5 million compared to cash provided by financing activities of $738.2 million for the nine months ended September 30, 2016. Cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of principal payments on long-term debt of $25.9 million and common stock withheld for minimum statutory taxes of $3.3 million. Cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of borrowings on long-term debt of $1.5 billion, borrowings on our revolving credit facility of $179.0 million, issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.3 billion, payment on revolving credit facility of $166.0 million, payment of debt issuance costs of $35.8 million, principal payments on long-term debt of $46.1 million and common stock withheld for minimum statutory taxes of $7.9 million.

We had total available cash and cash equivalents of $75.7 million and $57.1 million as of September 30, 2017 and December 31, 2016, respectively, of which approximately $31.9 million and $41.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. If we were to repatriate foreign cash to the U.S., we may be required to accrue and pay U.S. taxes in accordance with applicable U.S. tax rules and regulations as a result of the repatriation.

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

We had $493.5 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.5 million related to security for the payment of claims required by our workers’ compensation insurance program as of September 30, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for September 30, 2017 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Existing TLB Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Existing TLB Facility due on February 11, 2022. We are required to repay the New TLB Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the New TLB Facility due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of September 30, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

a)	the affirmative covenants include the following: (i) delivery of financial statements and other customary financial information; (ii) notices of events of default and other material events; (iii) maintenance of existence, ability to conduct business, properties, insurance and books and records; (iv) payment of taxes; (v) lender inspection rights; (vi) compliance with laws; (vii) use of proceeds; (viii) further assurances; and (ix) additional collateral and guarantor requirements.

b)	the negative covenants include limitations on the following: (i) liens; (ii) debt (including guaranties); (iii) investments; (iv) fundamental changes (including mergers, consolidations and liquidations); (v) dispositions; (vi) sale leasebacks; (vii) affiliate transactions; (viii) burdensome agreements; (ix) restricted payments; (x) use of proceeds; (xi) ownership of subsidiaries; (xii) changes to line of business; (xiii) changes to organizational documents, legal name, state of formation, form of entity and fiscal year; (xiv) prepayment or redemption of certain senior unsecured debt; and (xv) amendments to certain material agreements. We are generally not permitted to issue dividends or distributions other than with respect to the following: (w) certain tax distributions; (x) the repurchase of equity held by employees, officers or directors upon the occurrence of death, disability or termination subject to cap of $500,000 in any fiscal year and compliance with certain other conditions; (y) in the form of capital stock; and (z) scheduled payments of deferred purchase price, working capital adjustments and similar payments pursuant to the merger agreement or any permitted acquisition.

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31		June 30		September 30		December 31
2017	6.75	x	6.75	x	6.50	x	6.50	x
2018	6.50	x	6.25	x	6.00	x	6.00	x
2019	5.75	x	5.75	x	5.50	x	5.50	x
2020	5.25	x	5.25	x	5.25	x	5.00	x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

September 30, 2017- June 30, 2018	3.75	x
September 30, 2018 and each fiscal quarter thereafter	3.50	x

As of September 30, 2017, we were in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of September 30, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations as of September 30, 2017 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$196,142	$395,699	$1,534,207	$2,048,740	$4,174,788
Operating leases	67,856	122,996	105,816	836,723	1,133,391
Purchase and other obligations (b)	4,365	7,357	34,603	27,332	73,657

Total obligations and commitments	$268,363	$526,052	$1,674,626	$2,912,795	$5,381,836

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt as of September 30, 2017.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had standby letters of credit outstanding of $6.5 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2017 was composed of $1.5 billion of fixed-rate debt and $1.8 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.39% higher rate on our variable rate debt) would decrease our net income and cash flows by $4.5 million on an annual basis based upon our borrowing level at September 30, 2017.

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $10.3 million on an annual basis. In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage. Following the Brexit vote, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate remains low, our results of operations will be negatively impacted in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2017, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	4,400	$50.08	—	—
August 1 – August 31	3,016	50.29	—	—
September 1 – September 30	198	47.28	—	—

Total	7,614

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (1)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (1)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: October 25, 2017