Form 10-K
period 2017-12-31
Acadia Healthcare Company, Inc.
filed 2018-02-27
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $3.9 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $49.38 per share.

As of February 27, 2018, there were 87,950,965 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be held on May 3, 2018 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing quality patient care, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2017, we operated 582 behavioral healthcare facilities with approximately 17,800 beds in 39 states, the United Kingdom (“U.K.”) and Puerto Rico. During the year ended December 31, 2017, we acquired one facility and added 750 new beds (exclusive of the acquisition), including 588 added to existing facilities and 162 added through the opening of two de novo facilities. For the year ending December 31, 2018, we expect to add more than 800 total beds exclusive of acquisitions.

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

Acquisitions

2017 Acquisition

On November 13, 2017, we completed the acquisition of Aspire Scotland (“Aspire”), an education facility with 36 beds located in Scotland, for cash consideration of approximately $21.3 million.

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

Our completed acquisitions of Priory, Serenity Knolls, TrustPoint, and Pocono Mountain are referred to collectively in this report as the “2016 Acquisitions”.

2015 Acquisitions

During 2015, we completed the acquisition of CRC Health Group, Inc. (“CRC”), Quality Addition Management Inc., Choice Lifestyles, Pastoral Care Group, Mildmay Oaks f/k/a Vista Independent Hospital, Care UK Limited, The Manor Clinic, Belmont Behavioral Health, Southcoast Behavioral, The Danshell Group, Health and Social Care Partnerships, Manor Hall, Meadow View, Cleveland House, Duffy’s Napa Valley Rebab, Discovery House-Group Inc and MMO Behavioral Health Systems (collectively with the 2016 Acquisitions , the “2015 and 2016 Acquisitions”).

Financing Transactions

On May 10, 2017, we entered into a Third Repricing Amendment (the “Third Repricing Amendment”) to the Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Amended and Restated Credit Agreement”). The Third Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-1 Term Loan facility (the “Tranche B-1 Facility”) and the Tranche B-2 Term Loan facility (the “Tranche B-2 Facility”) from 3.0% to 2.75% in the case of Eurodollar Rate loans and from 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

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

On September 21, 2016, we entered into a Tranche B-2 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to our Tranche B-2 Facility from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to our Tranche B-1 Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

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

On February 16, 2016, we entered into a Second Incremental Facility Amendment (the “Second Incremental Amendment”) to our Amended and Restated Credit Agreement. The Second Incremental Amendment activated our Tranche B-2 Facility and added $135.0 million to the TLA Facility to our Amended and Restated Senior Secured Credit Facility (the “Amended and Restated Senior Credit Facility”), subject to limited conditionality provisions. Borrowings under the Tranche B-2 Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

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

On February 11, 2015, we entered into a First Incremental Facility Amendment (the “First Incremental Amendment”) to the Amended and Restated Credit Agreement. The First Incremental Amendment activated our Tranche B-1 Facility that was added to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the Tranche B-1 Facility were used to fund a portion of the consideration for the acquisition of CRC.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 160 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to Universal Health Services, Inc. (“UHS”) in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

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

Diversified revenue and payor bases. As of December 31, 2017, we operated 582 facilities in 39 states, the U.K. and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2017, we received 32% of our revenue from public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and Local Authorities), 28% from Medicaid, 20% from commercial payors, 10% from Medicare and 10% from other payors. As we receive Medicaid payments from 45 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 3% of revenue for the year ended December 31, 2017, and no state or U.S. territory accounted for more than 8% of revenue for the year ended December 31, 2017. Our U.K. operations accounted for approximately 36% of our revenue for the year ended December 31, 2017. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2017, our maintenance capital expenditures amounted to approximately 3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because behavioral healthcare facilities have fewer billing codes and generally are paid on a per diem basis.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2017, we added 750 new beds (exclusive of the acquisition), including 588 added to existing facilities and 162 added through the opening of two de novo facilities. For the year ending December 31, 2018, we expect to add more than 800 total beds exclusive of acquisitions. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration in the U.S., especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our U.S. facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services. The table below presents the percentage of our total U.S. revenue attributed to each category for the year ended December 31, 2017:

Facility/Service	U.S. Revenue for the Year Ended December 31, 2017
Acute inpatient psychiatric facilities	43%
Specialty treatment facilities	40%
Residential treatment centers	15%
Outpatient community-based services	2%

We receive payments from the following sources for services rendered in our U.S. facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. For the year ended December 31, 2017 in our U.S. facilities, we received 43% of our revenue from Medicaid, 31% from commercial payors, 15% from Medicare and 11% from other payors.

At December 31, 2017, our U.S. facilities included 209 behavioral healthcare facilities with approximately 8,900 beds in 39 states and Puerto Rico. Of our U.S. facilities, approximately 40% are acute inpatient psychiatric facilities, approximately 41% are specialty treatment facilities, approximately 14% are residential treatment centers and approximately 5% are outpatient community-based service facilities at December 31, 2017. Of the 209 behavioral healthcare facilities, 112 are comprehensive treatment centers (“CTCs”) which is a subset of specialty treatment facilities. Of our CTCs, 14 are owned properties and 98 are leased properties. Of the 97 facilities that are not CTCs, 77 are owned properties and 20 are leased properties. For the years ended December 31, 2017 and 2016, our U.S. operations generated revenue of $1.8 billion and $1.7 billion, respectively.

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

U.K. Operations

Overview

With the Priory and Partnerships in Care acquisitions, we are the leading independent provider of mental health services in the U.K. operating 373 inpatient behavioral health facilities with approximately 8,900 beds as of December 31, 2017. The facilities are located in England, Wales, Scotland and Northern Ireland. For the years ended December 31, 2017 and 2016, our U.K. operations generated revenue of $1.0 billion and $1.1 billion, respectively, primarily through the operation and management of inpatient behavioral health facilities. The year ended December 31, 2016 was impacted by the acquisition of Priory on February 16, 2016 and the U.K. Divestiture on November 30, 2016.

United Kingdom Healthcare and Adult Social Care Sectors

In the U.K., central government spending on health for fiscal year 2017-2018 is budgeted at approximately £149 billion, according to the U.K. government budget. This spending is primarily delivered by the NHS, which operates as three separate national public sector bodies in England, Scotland and Wales as well as the Northern Ireland Health and Social Care Board. Local Government gross spending on adult social care for the fiscal year 2017-2018 is budgeted at approximately £25 billion and is commissioned by local authorities in England, Scotland and Wales, which we refer to as Local Authorities and by the Northern Ireland Health and Social Care Board. The NHS, Local Authorities and Northern Ireland Health and Social Care Board commissioners dominate the U.K. health and social care markets in terms of the funding of care. With the exception of the elderly residential and nursing care market, private health insurance and self-payment play a minor role in these sectors.

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

Additionally, mental health commissioning trends toward moving patients more quickly down care pathways, out of higher acuity, more intensive care settings towards community focused care services have increased the demand for community and rehabilitation services in the independent mental health market. The Department of Health in England recently identified priorities for essential change in mental health that include, among other things, funding providers based on the quality of their service rather than volume of patients, allocating funds to support specialized housing for people with mental health problems and adopting a new rating system and inspection process to improve the quality of care. Increasing political focus on the provision of mental health services in the U.K. and increasing support for the rights of mental health patients are expected to lead to further increases in the size of the mental health market in the U.K. In addition, rising demand for mental health services in the U.K. coupled with a constrained mental healthcare funding environment are increasing pressure to improve operational efficiency and refer patients to single provider programs with care pathways that more appropriately reflect each patient’s specific mental health needs. As a result of these pressures and an increased focus on quality, the independent mental health market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry.

Description of U.K. Facilities

In the U.K., we provide inpatient services through a variety of facilities, including mental health hospitals, clinics, care homes, schools, colleges and children’s homes. In addition to these services, we also operate a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (“EAP”) to organizations.

Our U.K. facilities and services can generally be classified into the following categories: healthcare facilities, education and children’s services, adult care facilities and elderly care facilities. The table below presents the percentage of our total U.K. revenue attributed to each category for the year ended December 31, 2017:

Facility/Service	U. K. Revenue for the Year Ended December 31, 2017
Healthcare facilities	55%
Education and Children’s Services	17%
Adult Care facilities	18%
Elderly Care facilities	10%

We receive payments from approximately 500 public funded sources in the U.K. (including the NHS, CCGs and Local Authorities) and individual patients and clients. For the year ended December 31, 2017 in our U.K. facilities, we received 91% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and Local Authorities) and 9% from other payors.

At December 31, 2017, our U.K. facilities included 373 behavioral healthcare facilities with approximately 8,900 beds, including approximately 1,000 non-residential education places, in the U.K. Of our U.K. facilities, approximately 22% are healthcare facilities, approximately 20% are education and children’s services facilities, approximately 47% are adult care facilities and approximately 11% are elderly care facilities at December 31, 2017. At December 31, 2017, 291 of our U.K. facilities are owned properties and 82 are leased properties.

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

Regulation

U.S. Overview

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare program participation requirements, various licensure and accreditation standards, reimbursement for patient services, health information privacy and security rules, and government healthcare program fraud and abuse provisions. Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to loss or limitation of licenses to operate, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Management believes that we are in substantial compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of wrongdoing.

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

Most of our inpatient and residential facilities maintain accreditation from private entities, such as The Joint Commission or the Commission on Accreditation of Rehabilitation Facilities (“CARF”). The Joint Commission and CARF are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. The Joint Commission accredits a broad variety of healthcare organizations, including hospitals and behavioral health organizations. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of healthcare programs. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. Certain federal and state licensing agencies as well as many in government and private healthcare payment programs require that providers be accredited as a condition of licensure, certification or participation. Accreditation is typically granted for a specified period, ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey.

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

Quality Improvement

Services provided to Medicare beneficiaries are subject to review by Quality Improvement Organizations (“QIOs”), which aim to improve the effectiveness, efficiency, economy and quality of services furnished within the Medicare program. QIOs are independent organizations that contract with CMS to perform several functions, including reviewing the appropriateness of patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications, and the appropriateness of length of stay, as well as investigating beneficiary complaints. QIOs may recommend the imposition of sanctions against a Medicare provider found to have, among other things, provided services deemed medically unnecessary or not of a quality that meets professionally recognized standards of care. Such sanctions may include monetary assessments and exclusion from participation in government healthcare programs.

Audits

Our healthcare facilities are also subject to federal, state and commercial payor audits to validate the accuracy of claims submitted to the government healthcare programs and commercial payors. If these audits identify overpayments, we could be required to make substantial repayments, subject to various appeal rights. Several of our facilities have undergone claims audits related to their receipt of payments during the last several years with no material overpayments identified. However, potential liability from future audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations, as well as commercial payor contracts, also provide for withholding or suspending payments in certain circumstances, which could adversely affect our cash flow.

The Anti-Kickback Statute and Stark Law

The Anti-Kickback Statute prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration, in cash or in kind, as an inducement or reward for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items paid for by a government healthcare program. The Anti-Kickback Statute may be found to have been violated if at least one purpose of the remuneration is to induce or reward referrals. A provider is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute to be found guilty of violating the law.

The Office of Inspector General of the Department of Health and Human Services has issued safe harbor regulations that protect certain types of common arrangements from prosecution or sanction under the Anti-Kickback Statute and there are also several statutory exceptions toward that end. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities.

Although management believes that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws.

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment; required refunds to the Medicare program; imposition of civil monetary penalties of up to $24,253 for each prohibited claim, up to $161,692 for circumvention schemes, and up to $19,246 for each day the entity fails to report required information; exclusion from government healthcare programs; and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. Management believes that our financial arrangements with physicians are structured to comply with the regulatory exceptions to the Stark Law. However, the Stark Law is a strict liability statute, meaning that no intent is required to violate the law, and even a technical violation may lead to significant penalties.

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

If we are deemed to have failed to comply with the Anti-Kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties, and exclusion of one or more facilities from participation in the government healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

Federal False Claims Act and Other Fraud and Abuse Provisions

The federal False Claims Act provides the government a tool to pursue healthcare providers for submitting false claims or requests for payment for healthcare items or services. Under the False Claims Act, the government may fine any person or entity that, among other things, knowingly submits, or causes the submission of, false or fraudulent claims for payment to the federal government or knowingly and improperly avoids or decreases an obligation to pay money to the federal government. The federal government has widely used the False Claims Act to prosecute Medicare and other federal healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. Claims for services or items rendered in violation of the Anti-Kickback Statute or the Stark Law can provide a basis for liability under the False Claims Act as well. The False Claims Act is also implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

Violations of the False Claims Act are punishable by significant penalties totaling $10,957 to $21,916 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

In addition to the False Claims Act, the federal government may use several criminal laws, such as the federal mail fraud, wire fraud, or health care fraud statutes, to prosecute the submission of false or fraudulent claims for payment to the federal government. Most states have also adopted generally applicable insurance fraud statutes and regulations that prohibit healthcare providers from submitting inaccurate, incorrect, or misleading claims to private insurance companies. Management believes our healthcare facilities have implemented appropriate safeguards and procedures to complete claim forms and requests for payment in an accurate manner and to operate in compliance with applicable laws. However, the possibility of billing or other errors can never be completely eliminated, and we cannot guarantee that the government or a qui tam plaintiff, upon audit or review, would not take the position that billing or other errors, should they occur, are violations of the False Claims Act.

HIPAA Administrative Simplification and Privacy and Security Requirements

The administrative simplification provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also established federal rules protecting the privacy and security of individually identifiable protected health information (“PHI”). The privacy and security regulations control the use and disclosure of PHI and the rights of patients to be informed about and control how such PHI is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates, and created security breach notification requirements including notifications to the individuals affected by the breach, the Department of Health and Human Services, and in certain cases, the media. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. Management believes that we have been in material compliance with the HIPAA regulations and have developed our policies and procedures to ensure ongoing compliance, although we cannot guarantee that our facilities will not be subject to security incidents or breaches which could have a material adverse effect on our business, financial condition, or results of operations.

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

On December 13, 2016, then President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriated substantial resources for the treatment of behavioral health and substance abuse disorders and contained measures intended to strengthen the MHPAEA.

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) dramatically altered the U.S. health care system. PPACA sought to provide coverage and access to substantially all Americans, to increase the quality of care provided, and to reduce the rate of growth in health care expenditures. PPACA attempted to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding the Medicare program’s use of value-based purchasing programs, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments to providers, expanding Medicaid eligibility, and tying reimbursement to the satisfaction of certain quality criteria.

On January 20, 2017, Donald Trump became President of the United States. During the 2016 election cycle, Republicans also assumed control of both the United States Senate and House of Representatives. Shortly after his inauguration, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal PPACA and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of PPACA that would impose a fiscal burden on any state or a cost, fee, tax, or penalty on any individual, family, health care provider, or health insurer. Several bills have been introduced and voted upon in the House of Representatives and United States Senate that would either repeal and replace or simply repeal PPACA, although none have been enacted to-date.

On October 12, 2017, President Trump signed an executive order intending to expand the availability of so-called association health plans and short-term plans outside PPACA’s requirements. President Trump also announced that the administration would cease making cost-sharing reduction payments to health insurance companies that help cover out-of-pocket costs for low-income individuals. Finally, the Tax Act (as defined and described below) effectively eliminates PPACA’s individual health insurance mandate as of 2018 by reducing to zero the tax penalty associated with failure to maintain health insurance coverage.

It is difficult to predict whether PPACA will be repealed, replaced, or modified; what the effect will be of the health care-related provisions in the Tax Act; or the impact that the President’s executive actions will have on the implementation and enforcement of the provisions of PPACA or the regulations adopted or to be adopted to implement the law or the President’s executive orders. In addition, if PPACA is replaced or modified, it remains unclear what the replacement plan or modifications would be, when the changes would become effective, or whether any of the existing provisions of PPACA would remain in place. Even if the current administration is not successful in its efforts to repeal and replace PPACA, there have been and likely will continue to be a number of legal challenges to various provisions of the law and President Trump’s recent executive actions. Limitations on the availability of adequate insurance coverage for patients seeking services at our facilities; any reductions in government healthcare spending; and the possible repeal, replacement or modification of PPACA could have a material adverse effect on our business, financial condition, or results of operations.

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income. The Tax Act requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Act includes other changes, including, but not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. The effects of the Tax Act on the Company are still being evaluated.

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

Safeguarding Vulnerable Groups Act of 2006. The Safeguarding Vulnerable Groups Act of 2006 created the Independent Safeguarding Authority (“ISA”). In December 2012, the ISA merged with the Criminal Records Bureau to form the Discharge and Barring Service (“DBS”) and is required to establish and maintain lists of persons barred from working with children and adults. It is a criminal offense for a barred person to seek to work, or work in, activities from which they are barred. It is also generally a criminal offense for an employer to allow a barred person, or person who is not appropriately registered, to work in any regulated activity. The Children Act 1989 also allocates duties to Local Authorities, courts, parents, and other agencies in the U.K. to ensure children are safeguarded and their welfare is promoted.

The Mental Health Act of 2007. The Mental Health Act of 2007 regulates the manner in which an individual can be committed or detained against his or her will. The main purpose of the legislation is to ensure that people with serious mental disorders which threaten their health or safety or the safety of the public can be treated irrespective of their consent where it is necessary to prevent them from harming themselves or others. The Act places the burden on the entity detaining a person to prove that the entity has the right to hold the detainee. This places a substantial regulatory burden on service providers to ensure compliance with the law. There is similar legislation in Scotland, Wales and Northern Ireland.

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

Regulatory and Enforcement Bodies in the U.K.

The primary healthcare regulatory enforcement bodies in the U.K. are NHS Improvement, the CQC, Healthcare Inspectorate Wales (“HIW”), Care Inspectorate Wales (“CIW”), Healthcare Improvement Scotland (“HIS”), Social Care and Social Work Improvement Scotland (“SCSWIS”) and Regulation and Quality Improvement Authority (“RQIA”). In addition, the Office for Standards in Education, Children’s Services and Skills (“OFSTED”), Estyn, Education Scotland and other regulatory bodies regulate and inspect education services in England, Wales and Scotland, as applicable. These enforcement bodies control and administer the registration, inspection and complaints procedures set out under the applicable laws and regulations. The enforcement bodies have the power to terminate a facility’s registration, refuse to register a facility, impose admissions holds, or impose significant fines if a service provider fails to meet the key minimum standards and requirements prescribed under the various laws and regulations. See “Risk Factors— If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.”

Our primary regulators continually review their regulatory regimes and may extend their enforcement powers with the intention of holding parent companies and senior executives accountable for material breaches of regulations depending on the circumstances. Additionally, there are other regulators in the U.K. who may take enforcement action against us, including (i) the Health and Safety Executive (“HSE”) for violations of the Health and Safety at Work Act in connection with patient incidents at our facilities; (ii) the Information Commissioners Office (“ICO”) for breaches of data protection legislation (and following the introduction of the General Data Protection Regulations (the “GDPR”) which come into force in May 2018, fines for material breaches may be as high as 4% of global turnover); and (iii) Her Majesty’s Revenue and Customs (“HMRC”) who in November 2017 established the Social Care Compliance Scheme (the “SCCS”) for social care providers in the U.K. with the aim of addressing the issue of potential underpayments of the National Minimum Wage (“NMW”) to workers who are paid a fixed allowance to undertake “sleep-in shifts” at care homes and other facilities at night. See “—Our operating costs are subject to increases, including due to statutorily mandated increases in the wages and salaries of our staff” for further details on U.K. staffing risks to which we are subject.

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

CIW. Social care and social services in Wales are regulated by the CIW. CIW carries out unannounced inspections and measure against regulations. Children’s homes in Wales are inspected by CIW.

HIS. HIS is the independent regulator for healthcare services in Scotland. HIS inspects healthcare providers in Scotland to ensure compliance with its standards, policies, guidance and regulations.

SCSWIS. Care services in Scotland are regulated by the Care Inspectorate Scotland (also known as SCSWIS) and all care services in Scotland must be registered with them. As well as registration, SCSWIS inspects services against the National Care Standards and they can take action to force services to improve and can close services if necessary. Independent schools with boarding facilities must register their boarding provision with SCSWIS for the regulation of care as a school care accommodation service.

RQIA. In Northern Ireland, RQIA is Northern Ireland’s independent health and social care regulator. RQIA is responsible for registering, inspecting and encouraging improvement in a range of health and social care services in accordance with the Health and Personal Social Services (Quality, Improvement and Regulation) (Northern Ireland) Order 2003 and its supporting regulations. RQIA inspections are based on certain minimum care standards.

OFSTED. OFSTED was established under the Education (Schools) Act of 1992 and regulates and inspects services in England that care for children and young people, and services providing education and skills for learners of all ages. OFSTED carries out routine day school and further education college inspections to ensure compliance with inspection frameworks.

Estyn. In Wales, Estyn is led by Her Majesty’s Chief Inspector of Education and Training and inspects quality standards in all education provisions in Wales including children’s homes, independent and residential schools and colleges.

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

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. A portion of our professional liability risk is insured through a wholly-owned insurance subsidiary. Our wholly-owned insurance subsidiary insures us for professional liability losses up to $78.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $75.0 million in excess of a retention level of $3.0 million.

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

We have not been notified of and management is otherwise currently not aware of any contamination at our currently or formerly operated facilities that could result in material liability or cost to us under environmental laws or regulations for the investigation and remediation of such contamination, and we currently are not undertaking any remediation or investigation activities in connection with any such contamination conditions. There may, however, be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, including UHS, private equity firms, and the NHS in the U.K. We also compete against hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies and possibly other pure-play behavioral healthcare companies.

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

Employees

As of December 31, 2017, we had approximately 40,600 employees (approximately 20,000 in the U.S. and approximately 20,600 in the U.K), of which 27,500 were employed full-time. As of December 31, 2017, labor unions represented approximately 460 of our U.S. employees at five of our U.S. facilities through eight collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future. The Royal College of Nursing is the trade union for full and part-time nurses, nursing cadets and healthcare assistants in the U.K.

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

Healthcare companies in both the U.S. and the U.K. are subject to numerous investigations by various governmental agencies. Certain of our facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, governmental agencies. If we incur significant costs responding to or resolving these or future inquiries or investigations, our business, financial condition and results of operations could be adversely affected.

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

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2017, we derived approximately 38% of our revenue from the Medicare and Medicaid programs and 32% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and Local Authorities). See “— Structural shifts in the U.K. behavioral healthcare market may adversely affect us” for further details on U.K. funding risks to which we are subject.

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

Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, since most states operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation formulated to reduce their Medicaid expenditures. Furthermore, the potential repeal, replacement or modification of PPACA, may negatively affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2017, we had approximately $3.2 billion of total debt (net of debt issuance costs, discounts and premiums of $50.4 million), which included approximately $1.8 billion of debt under our Amended and Restated Senior Credit Facility (including approximately $380.0 million of Senior Secured Term A Loans and approximately $1.4 billion of Senior Secured Term B Loans), $150.0 million of debt under our 6.125% Senior Notes (the “6.125% Senior Notes”), $300.0 million of debt under our 5.125% Senior Notes (the “5.125% Senior Notes”), $650.0 million of debt under our 5.625% Senior Notes, $390.0 million of debt under our 6.500% Senior Notes and $21.9 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (the “9.0% and 9.5% Revenue Bonds”). See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

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

As a company based outside of the U.K., we need to take certain actions to be more easily accepted in the U.K. For example, we may need to engage in a public relations campaign to emphasize service quality and company philosophy, preserve local management continuity and business practices and be transparent in our dealings with local governments and taxing authorities. Such efforts require significant time and effort on the part of our management team. Our results of operation could suffer if these efforts are not successful.

With significant operations in the U.K., our business and operations may be adversely affected by economic and political conditions in the U.K.

The global financial markets continue to experience significant volatility as a result of, among other things, economic and political instability in the wake of the referendum in the U.K. on June 23, 2016, in which the voters approved an exit from the European Union, or Brexit. Following the vote on Brexit, stock markets worldwide experienced significant declines and certain currency exchange rates fluctuated substantially, and the outlook for the global economy in 2018 and beyond remains uncertain as negotiations commence to determine the future terms of the U.K.’s relationship with the European Union. Such global market instability may hinder future economic growth, which could adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

With respect to our facilities in the U.K., we compete with various providers, including the NHS, staffing agencies and other employers, in attracting and retaining qualified management, medical, nursing, care and teaching personnel. Competition for such employees is growing and could lead to increases in our personnel and recruiting costs, which would in turn adversely impact our operating costs and margins. Competitors, in particular the NHS, may offer more attractive wages, pension plans or other benefits than us and we may not be able to provide similar offerings to our prospective employees as a result of cost or other reasons.

A shortage of nurses, qualified addiction counselors, and other medical support personnel has been a significant operating issue facing us and other healthcare providers, particularly for our facilities in the U.K. Such shortages may require us to enhance wages and benefits to recruit and retain nurses, qualified addiction counselors, and other medical support personnel or require us to hire more expensive temporary or contract personnel. The use of temporary or contract personnel could also heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

We may not be able to successfully combine the operations of acquired facilities with our operations, and even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions with our operations requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies, business cultures and internal controls and compliance. Certain acquisitions involve a capital outlay, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. If we fail to complete the integration of acquired facilities, we may never fully realize the potential benefits of the related acquisitions.

Successful integration depends on the ability to effect any required changes in operations or personnel, which may entail unforeseen liabilities. The integration of acquired businesses may expose us to certain risks, including the following: difficulty in integrating these businesses in a cost-effective manner, including the establishment of effective management information and financial control systems; unforeseen legal, regulatory, contractual, employment or other issues arising out of the combination; combining corporate cultures; maintaining employee morale and retaining key employees; potential disruptions to our on-going business caused by our senior management’s focus on integrating these businesses; and performance of the combined assets not meeting our expectations or plans. A failure to properly integrate these businesses could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects.

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

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included Universal Health Services and private equity firms. Also, suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases. In addition, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our stockholders, result in increased fixed obligations or impede our ability to manage our operations. There can be no assurances that we will be able to acquire facilities at historical or expected rates or on favorable terms.

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

As part of our growth strategy, we have completed, or have announced plans to complete, a number of joint ventures and strategic alliances. These joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could negatively impact our business, financial condition or results of operations. Further, there is often a significant delay between our formation of a joint venture and the time that a de novo facility can be constructed and have a positive financial impact on our results of operations.

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

In addition, changing commissioning structures and practices, such as those under the Health and Social Care Act 2012, involve tendering processes that could result in failing to remain or become an approved provider. There are currently a number of commissioning initiatives involving public and independent providers that could change the distribution of in-patient beds in the U.K. Certain services that were historically commissioned centrally by NHS England are moving towards more local commissioning to better meet patient needs and to enhance local care pathways. These initiatives could cause our ADC to decrease in areas where there is surplus capacity or more focus on community-based treatment. Further, if we are not invited to participate in initiatives or do not meet the local commissioning standards, our ADC could be adversely affected.

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

The relationships that we have with commissioners is a key driver of referrals for our facilities in the U.K. Referrals to our U.K. business by the NHS accounted for a significant percentage of our revenue for the year ended December 31, 2017. Should there be a major reorganization of publicly funded entities, such as the NHS reorganization announced in 2010 and implemented between 2012 and 2013, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to our facilities, which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects. Any actual or perceived deterioration in service quality, any serious incidents at our facilities or any other event that could cause commissioners to prefer other service providers over us could also adversely impact referrals from commissioners. Further, our business also depends, in part, on psychiatric and other medical consultants referring their patients to us for treatment either as in-patients or day patients. From time to time, consultants may decide to relocate or reposition their practices, retire or refer patients elsewhere with the result that there is a decrease in the number of referrals made to our facilities. A deterioration in relationships with commissioners or consultants or the decision by one or more commissioners or consultants to refer patients to our competitors or to stop all referrals would have an adverse effect on the ADC at our facilities in the U.K., which would have a corresponding negative impact on our business, results of operations and financial condition.

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

Furthermore, in April 2016, a new “National Living Wage” was introduced across the U.K. which was increased in April 2017 and is scheduled to increase again in April 2018 with further annual increases expected until at least 2020. These changes to the National Living Wage have and will increase our operating costs and, unless we can increase revenue or reduce other costs, will reduce our margins.

In the U.K., there has been an increase in enforcement action by HMRC against employers who do not pay the NMW, particularly for fixed allowance payments for sleep-in shifts in the care sector. The industry standard practice has been to pay a fixed allowance to employees who sleep at sites at night with a “top-up” if an employee is woken and provides care to residents during the night. Our U.K. facilities have elected to join the SCCS established by HMRC to mitigate our exposure to potential back-pay liability. Nevertheless, we may be subject to (i) increased payments to employees for sleep-in shifts on an on-going basis; (ii) payments of up to 6 years of arrears to employees or former employees who have carried out sleep-in shifts at our U.K. facilities; and (iii) payments of interest and penalties to HMRC, all of which would have a corresponding negative impact on our business, results of operations and financial condition.

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

We handle sensitive personal data which are protected by numerous U.S. and U.K. laws in the ordinary course of business and any failure to maintain the confidentiality of such data could result in legal liability and reputational harm.

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

In addition to U.S. data protection laws, we are subject to similar, and in some cases more restrictive, U.K. data protection laws. For example, the GDPR will provide heightened data protection requirements once effective in May 2018, including more stringent consent requirements, data protection and security measures and requirements to appoint a data protection officer. While we are taking appropriate steps to ensure compliance with U.K. data protection laws and regulations, we cannot guarantee that our facilities will not be subject to data breaches which could have a material adverse effect on our business, financial condition, or results of operations.

Liability under data protection laws may result in sanctions, including substantial fines and/or may cause us to suffer damage to our brand and reputation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant U.K. operations. Accordingly, we translate revenue and other results denominated in a foreign currency into U.S. dollars (“USD”) for our consolidated financial statements. During periods of a strengthening USD or weakening British pound (“GBP”), our reported international revenue and expenses could be reduced because foreign currencies may translate into fewer USD. Following the Brexit vote and subsequent developments, the GBP dropped to its lowest level against the USD in more than 30 years. If the exchange rate further declines, our results of operations will be negatively impacted in future periods.

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

We incur substantial costs in connection with acquisitions, including transaction-related expenses. In addition, we may incur additional costs to maintain employee morale, retain key employees, and to formulate and execute integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of acquired businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

We hold a large portfolio of real estate assets, including significant real estate assets in the U.K. The value of our U.K. property portfolio is subject to, among other things, the conditions of the real estate market in the U.K. The average values of real estate in the U.K., as in other European countries, experienced sharp declines from 2007 as a result of the credit crisis, economic recession and reduced confidence in global financial markets. Although real estate asset values have recovered and stabilized in recent years in the U.K., there can be no assurance that this improvement will continue or be sustainable. Real estate asset values could decline substantially, particularly if the U.K. economy or the Eurozone economy as a whole were to suffer a further recession or debt crisis, and could result in declines in the carrying values of our real estate assets (and the value at which we could dispose of such assets). Any of the above may have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to taxation in the U.S. and certain foreign jurisdictions. Any adverse development in the tax laws of such jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of certain changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws.

We are subject to taxation in, and to the tax laws and regulations of, the U.S. and certain foreign jurisdictions as a result of our operations and our corporate and financing structure. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on our business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate. In addition, the Tax Act makes significant changes to the rules applicable to the taxation of corporations. The Company is currently in the process of analyzing the effects of the Tax Act on the Company. It is uncertain at this time whether the application of these new rules will have any material and adverse impact on our operating results, cash flows and financial condition.

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

A sizable portion of our revenue from certain residential recovery, eating disorder facilities, comprehensive treatment centers and youth programs is from self-payors. Accordingly, a sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for services.

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

Our reimbursement may be adversely affected by the repeal, replacement or modification of PPACA.

On January 20, 2017, Donald Trump became President of the United States. During the 2016 election cycle, Republicans also assumed control of both the United States Senate and House of Representatives. Shortly after his inauguration, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal PPACA. Several bills have been introduced and voted upon in the House of Representatives and United States Senate that would either repeal and replace or simply repeal PPACA, although no such comprehensive legislation has been enacted to-date. The Tax Act does, however, effectively repeal the individual mandate to obtain and maintain health insurance by eliminating the tax penalty associated with failing to do so.

If PPACA is repealed, with or without a replacement, we may experience a significant decrease in reimbursement from state Medicaid programs. We may also experience a significant increase in uncompensated care if many of our patients who currently obtain private health insurance coverage or Medicaid coverage under the provisions of PPACA are no longer able to maintain that coverage. Finally, PPACA currently works in conjunction with MHPAEA to require that third-party payors reimburse providers of certain mental health and substance abuse treatment services on an out-of-network basis. If PPACA or this particular provision thereof is repealed, we may experience a significant decrease in out-of-network reimbursement at certain of our facilities.

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

Among the laws applicable to our operations are the federal Anti-Kickback Statute, the Stark Law, the federal False Claims Act, and similar state laws. These laws impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The OIG has issued certain safe harbor regulations that outline practices that are deemed acceptable under the Anti-Kickback Statute, and similar regulatory exceptions have been promulgated by CMS under the Stark Law. While we endeavor to ensure that our arrangements with referral sources comply with an applicable safe harbor to the Anti-Kickback Statute where possible, certain of our current arrangements with physicians and other potential referral sources may not qualify for such protection. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Moreover, while we believe that our arrangements with physicians comply with applicable Stark Law exceptions, the Stark Law is a strict liability statute for which no intent to violate the law is required.

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

The construction and operation of healthcare facilities in the U.S. are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting, compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards. If we fail to adhere to these standards, we could be subject to monetary penalties or restrictions on our ability to operate.

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

Furthermore, new regulations or regulatory bodies may be introduced in the future or existing regulations and regulatory bodies may be amended or replaced and we may not adapt to such changes quickly enough, or in a cost-efficient manner. For example, the U.K. government appointed Monitor (now part of NHS Improvement) as the market regulator for healthcare providers in 2012 by way of a licensing regime. Any failure by us to comply with the licensing regime could result in Monitor revoking our license, which would mean we would be unable to operate. In addition, such regulatory changes may preclude management from executing its business plan as intended, including the timing for new developments and openings.

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

There are currently numerous legislative and regulatory initiatives in both the U.S. and the U.K. addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our U.S. facilities to comply with standards to protect the privacy, security and integrity of PHI. These requirements include the adoption of certain administrative, physical, and technical safeguards; development of adequate policies and procedures, training programs and other initiatives to ensure the privacy of PHI is maintained; entry into appropriate agreements with so-called business associates; and affording patients certain rights with respect to their PHI, including notification of any breaches. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

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

We are subject to uncertainties regarding recent health reform and budget legislation.

Recent developments with respect to the implementation of PPACA have created uncertainty for many healthcare providers. For example, the Tax Act will effectively repeal the individual health insurance mandate imposed under PPACA by eliminating the tax penalty associated with failure to obtain and maintain coverage. Additionally, President Trump’s administration has taken certain executive actions that may promote the availability of alternative forms of health insurance outside PPACA’s requirements and otherwise affect the implementation of PPACA. We cannot predict how these changes to, or the potential repeal, replacement or further modification of, PPACA will affect our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to adapt successfully thereto.

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

Increased labor union activity could adversely affect our labor costs. As of December 31, 2017, labor unions represented approximately 460 of our employees at five of our U.S. facilities through eight collective bargaining agreements. The Royal College of Nursing represents nursing employees at our facilities in the U.K. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

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

A majority of the states in which we operate facilities in the U.S. have enacted certificate of need (“CON”) laws that regulate the construction or expansion of healthcare facilities, certain capital expenditures or changes in services or bed capacity. In giving approval for these actions, these states consider the need for additional or expanded healthcare facilities or services. Our failure to obtain necessary state approval could (i) result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement, (ii) make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs or (iii) result in the revocation of a facility’s license or imposition of civil or criminal penalties, any of which could harm our business.

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

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, PPACA expanded the potential use of prepayment review by Medicare contractors by eliminating certain statutory restrictions on its use. Utilization review is also a requirement of most non-governmental managed-care organizations and other third-party payors. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our financial condition and results of operations.

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

Although we have facilities in 39 states, the U.K. and Puerto Rico, we have substantial operations in the U.K., Pennsylvania, California and Arkansas, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

For the year ended December 31, 2017, our revenue in the U.K. represented approximately 36% of our total revenue. Revenue from Pennsylvania, California and Arkansas represented approximately 7%, 5% and 5% of our total revenue for the year ended December 31, 2017, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

In addition, some of our facilities are located in hurricane-prone areas. In 2017 and at other times in the past, hurricanes have had a disruptive effect on the operations of facilities and the patient populations in hurricane-prone areas. Our business activities could be significantly disrupted by a particularly active hurricane season or even a single storm, and our property insurance may not be adequate to cover losses from such storms or other natural disasters.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor source, the aging of the receivables and historical collection experience. At December 31, 2017, our allowance for doubtful accounts represented approximately 12% of our accounts receivable balance as of such date. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including the repeal, replacement or modification of PPACA) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 180 members in the U.K., most of whom are inactive and retired former employees. As of May 1, 2005, this plan was closed to new participants but then-current participants continue to accrue benefits, and effective May 2015, active participants no longer accrued benefits. As of December 31, 2017, the net deficit recognized under U.S. GAAP in respect of this plan was £6.5 million.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Certain current and former members of our management and stockholders have demand and piggyback registration rights with respect to shares of our common stock beneficially owned by them. The presence of additional shares of our common stock trading in the public market, as a result of the exercise of such registration rights, may have an adverse effect on the market price of our securities.

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

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and related rules implemented by the SEC and NASDAQ. Enacted in July 2010, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC has implemented by adopting additional rules and regulations in areas such as executive compensation. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Management expects these laws and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although management is currently unable to estimate these costs with any degree of certainty. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Although we have elected not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Waud Capital Partners, L.L.C. (“WCP”), its affiliates and any investment fund managed by WCP and any persons to whom WCP sells at least five percent (5%) of our outstanding voting stock will be deemed to have been approved by our board of directors, and thereby not subject to the restrictions set forth in our amended and restated certificate of incorporation that have the same effect as Section 203 of the DGCL. Accordingly, the provision in our amended and restated certificate of incorporation that adopts a modified version of Section 203 of the DGCL may discourage, delay or prevent a change in control of us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us as of December 31, 2017:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	3	425
Arkansas	7	713
California	22	462
Delaware	2	93
Florida	6	482
Georgia	5	332
Illinois	1	164
Indiana	8	303
Iowa	1	—
Kansas	1	—
Louisiana	6	372
Maine	4	—
Maryland	3	—
Massachusetts	13	120
Michigan	6	343
Mississippi	3	412
Missouri	2	313
Montana	1	108
Nevada	4	144
New Hampshire	2	—
New Jersey	1	—
New Mexico	2	207
North Carolina	11	477
Ohio	2	146
Oklahoma	1	108
Oregon	6	—
Pennsylvania	31	1,413
Rhode Island	2	—
South Carolina	1	42
South Dakota	1	126
Tennessee	6	533
Texas	4	397
Utah	6	147
Vermont	1	—
Virginia	6	215
Washington	6	135
West Virginia	7	—
Wisconsin	13	35

International
Puerto Rico	1	172
United Kingdom	373	8,865

	582	17,804

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

Item 3. Legal Proceedings.

We are, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Price Range of Common Stock

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market for the two most recent fiscal years:

	High	Low
Year ended December 31, 2016:
First Quarter	$65.89	$49.77
Second Quarter	$65.00	$50.30
Third Quarter	$57.29	$46.99
Fourth Quarter	$50.18	$32.54
Year ended December 31, 2017:
First Quarter	$47.39	$32.69
Second Quarter	$49.99	$40.37
Third Quarter	$54.34	$44.26
Fourth Quarter	$48.35	$26.92

Stockholders

As of February 27, 2018, there were approximately 495 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	590	$33.25	—	—
November 1 – November 30	4,670	$29.42	—	—
December 1 – December 31	893	31.83	—	—

Total	6,153

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2017, 2016 and 2015, and as of December 31, 2017 and 2016, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2014 and 2013, and as of December 31, 2015, 2014 and 2013, is derived from our audited consolidated financial statements not included herein. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$2,877,234	$2,852,823	$1,829,619	$1,030,784	$735,109
Provision for doubtful accounts	(40,918)	(41,909)	(35,127)	(26,183)	(21,701)

Revenue	2,836,316	2,810,914	1,794,492	1,004,601	713,408
Salaries, wages and benefits(1)	1,536,160	1,541,854	973,732	575,412	407,962
Professional fees	196,223	185,486	116,463	52,482	37,171
Supplies	114,439	117,425	80,663	48,422	37,569
Rents and leases	76,775	73,348	32,528	12,201	10,049
Other operating expenses	331,827	312,556	206,746	110,654	80,572
Depreciation and amortization	143,010	135,103	63,550	32,667	17,090
Interest expense, net	176,007	181,325	106,742	48,221	37,250
Debt extinguishment costs	810	4,253	10,818	—	9,350
Loss on divestiture	—	178,809	—	—	—
(Gain) loss on foreign currency derivatives	—	(523)	1,926	(15,262)	—
Transaction-related expenses	24,267	48,323	36,571	13,650	7,150

Income from continuing operations, before income taxes	236,798	32,955	164,753	126,154	69,245
Provision for income taxes	37,209	28,779	53,388	42,922	25,975

Income from continuing operations	199,589	4,176	111,365	83,232	43,270
Income (loss) from discontinued operations, net of income taxes	—	—	111	(192)	(691)

Net income	199,589	4,176	111,476	83,040	42,579
Net loss attributable to noncontrolling interests	246	1,967	1,078	—	—

Net income attributable to Acadia Healthcare Company, Inc.	$199,835	$6,143	$112,554	$83,040	$42,579

Income from continuing operations per share basic	$2.30	$0.07	$1.65	$1.51	$0.87
Income from continuing operations per share diluted	$2.30	$0.07	$1.64	$1.50	$0.86
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$67,290	$57,063	$11,215	$94,040	$4,569
Total assets	6,424,502	6,024,726	4,279,208	2,206,955	1,213,623
Total debt	3,239,888	3,287,809	2,240,744	1,079,635	606,100
Total equity	2,572,871	2,167,724	1,683,028	880,965	480,710

(1)	Salaries, wages and benefits for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 include $23.5 million, $28.3 million, $20.5 million, $10.1 million and $5.2 million, respectively, of equity-based compensation expense.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;

•	our ability to implement our business strategies in the U.S. and the U.K. and adapt to the regulatory and business environment in the U.K.;

•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally following the referendum in the U.K. on June 23, 2016, in which voters approved an exit from the European Union, or Brexit;

•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD following the Brexit vote;

•	the impact of payments received from the government and third-party payors on our revenue and results of operations including the significant dependence of our U.K. facilities on payments received from the NHS;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	the impact of increases to our labor costs;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against us or our facilities;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of PPACA;

•	the impact of our highly competitive industry on patient volumes;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenue;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to cultivate and maintain relationships with referral sources;

•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;

•	changes in interpretations, assumptions and expectations regarding the Tax Act, including additional guidance that may be issued by federal and state taxing authorities;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of value-based purchasing programs on our revenue; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2017, we operated 582 behavioral healthcare facilities with approximately 17,800 beds in 39 states, the U.K. and Puerto Rico. During the year ended December 31, 2017, we acquired one facility and added 750 new beds (exclusive of the acquisition), including 588 added to existing facilities and 162 added through the opening of two de novo facilities. For the year ending December 31, 2018, we expect to add more than 800 total beds exclusive of acquisitions.

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

Acquisitions

2017 Acquisition

On November 13, 2017, we completed the acquisition of Aspire, an education facility with 36 beds located in Scotland, for cash consideration of approximately $21.3 million.

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

Revenue

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and Local Authorities in England, Scotland and Wales); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

Results of Operations

The following table illustrates our consolidated results of operations from continuing operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$2,877,234		$2,852,823		$1,829,619
Provision for doubtful accounts	(40,918)		(41,909)		(35,127)

Revenue	2,836,316	100.0%	2,810,914	100.0%	1,794,492	100.0%
Salaries, wages and benefits	1,536,160	54.2%	1,541,854	54.9%	973,732	54.3%
Professional fees	196,223	6.9%	185,486	6.6%	116,463	6.5%
Supplies	114,439	4.0%	117,425	4.2%	80,663	4.5%
Rents and leases	76,775	2.7%	73,348	2.6%	32,528	1.8%
Other operating expenses	331,827	11.7%	312,556	11.1%	206,746	11.5%
Depreciation and amortization	143,010	5.0%	135,103	4.8%	63,550	3.5%
Interest expense, net	176,007	6.2%	181,325	6.4%	106,742	6.0%
Debt extinguishment costs	810	0.0%	4,253	0.1%	10,818	0.6%
Loss on divestiture	—	—%	178,809	6.4%	—	—%
(Gain) loss on foreign currency derivatives	—	—%	(523)	—%	1,926	0.1%
Transaction related expenses	24,267	0.9%	48,323	1.7%	36,571	2.0%

	2,599,518	91.6%	2,777,959	98.8%	1,629,739	90.8%
Income from continuing operations, before income taxes	236,798	8.4%	32,955	1.2%	164,753	9.2%
Provision for income taxes	37,209	1.3%	28,779	1.0%	53,388	3.0%

Income from continuing operations	$199,589	7.1%	$4,176	0.2%	$111,365	6.2%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $24.4 million, or 0.9%, to $2.9 billion for the year ended December 31, 2017 from $2.9 billion for the year ended December 31, 2016. The increase related primarily to revenue generated during the year ended December 31, 2017 from the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, offset by the reduction in revenue before provision for doubtful accounts related to the U.K. Divestiture of $154.7 million and the decline in the exchange rate between USD and GBP of $45.5 million. Same-facility revenue before provision for doubtful accounts increased by $138.2 million, or 5.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, resulting from same-facility growth in patient days of 3.6% and an increase in same-facility revenue per day of 1.9%. Consistent with the same-facility patient day growth in 2016, the growth in same-facility patient days for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $40.9 million for the year ended December 31, 2017, or 1.4% of revenue before provision for doubtful accounts, compared to $41.9 million for the year ended December 31, 2016, or 1.5% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.5 billion for the year ended December 31, 2017 compared to $1.5 billion for the year ended December 31, 2016, a decrease of $5.7 million. SWB expense included $23.5 million and $28.3 million of equity-based compensation expense for the years ended December 31, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $1.5 billion, or 53.3% of revenue, for the year ended December 31, 2017, compared to $1.5 billion, or 53.8% of revenue, for the year ended December 31, 2016. The slight decrease in SWB expense, excluding equity-based compensation expense, was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP offset by SWB expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $1.3 billion for the year ended December 31, 2017, or 50.9% of revenue compared to $1.3 billion for the year ended December 31, 2016, or 51.0% of revenue.

Professional fees. Professional fees were $196.2 million for the year ended December 31, 2017, or 6.9% of revenue, compared to $185.5 million for the year ended December 31, 2016, or 6.6% of revenue. The $10.7 million increase was primarily attributable professional fees incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, and higher contract labor costs in our U.K. Facilities offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility professional fees were $160.1 million for the year ended December 31, 2017, or 6.2% of revenue, compared to $145.0 million, for the year ended December 31, 2016, or 5.9% of revenue.

Supplies. Supplies expense was $114.4 million for the year ended December 31, 2017, or 4.0% of revenue, compared to $117.4 million for the year ended December 31, 2016, or 4.2% of revenue. The $3.0 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP offset by supplies expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same-facility supplies expense was $103.5 million for the year ended December 31, 2017, or 4.0% of revenue, compared to $100.2 million for the year ended December 31, 2016, or 4.1% of revenue.

Rents and leases. Rents and leases were $76.8 million for the year ended December 31, 2017, or 2.7% of revenue, compared to $73.3 million for the year ended December 31, 2016, or 2.6% of revenue. The $3.4 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility rents and leases were $58.0 million for the year ended December 31, 2017, or 2.2% of revenue, compared to $57.5 million for the year ended December 31, 2016, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $331.8 million for the year ended December 31, 2017, or 11.7% of revenue, compared to $312.6 million for the year ended December 31, 2016, or 11.1% of revenue. The $19.2 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same-facility other operating expenses were $297.8 million for the year ended December 31, 2017, or 11.4% of revenue, compared to $273.3 million for the year ended December 31, 2016, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $143.0 million for the year ended December 31, 2017, or 5.0% of revenue, compared to $135.1 million for the year ended December 31, 2016, or 4.8% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures during 2016 and 2017 and real estate acquired as part of the 2016 Acquisitions, particularly the acquisition of Priory, offset by reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP.

Interest expense. Interest expense was $176.0 million for the year ended December 31, 2016 compared to $181.3 million for the year ended December 31, 2016. The decrease in interest expense was primarily a result of the lower interest rates in connection with amendments to the Amended and Restated Senior Credit Facility and the debt paydown on November 30, 2016 using proceeds from the U.K. Divestiture. Interest expense was also impacted by higher interest rates applicable to our variable rate debt, borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.500% Senior Notes on February 16, 2016.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 30, 2017 represent $0.5 million of charges and $0.3 of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Senior Credit Facility. Debt extinguishment costs for the year ended December 31, 2016 represent $1.1 million of cash charges and $3.2 million of non-cash charges recorded in connection with the Tranche B-2 Repricing Amendment and the Refinancing Amendment.

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

Gain on foreign currency derivatives. We entered into foreign currency forward contracts during the year ended December 31, 2016 in connection with (i) acquisitions in the U.K. and (ii) certain transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the year ended December 31, 2016.

Transaction-related expenses. Transaction-related expenses were $24.3 million for the year ended December 31, 2017 compared to $48.3 million for the year ended December 31, 2016. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2016 Acquisitions, the U.K. Divestiture and the related integration efforts, as summarized below (in thousands):

	Year Ended December 31,
	2017	2016
Severance and contract termination costs	$14,709	$12,415
Legal, accounting and other fees	9,558	21,058
Advisory and financing commitment fees	—	14,850

	$24,267	$48,323

Provision for income taxes. For the year ended December 31, 2017, the provision for income taxes was $37.2 million, reflecting an effective tax rate of 15.7%, compared to $28.8 million, reflecting an effective tax rate of 87.3%, for 2016. The decrease in the effective tax rate for the year ended December 31, 2017 was primarily attributable to the Company’s estimate of the one-time tax benefit on revaluation of deferred tax items pursuant to the enactment of the Tax Act as well as changes in the foreign exchange rate between USD and GBP in 2017 and the disparity between the accounting treatment and the tax treatment of the U.K. Divestiture on November 30, 2016. The Company will continue to analyze the effects of the Tax Act on its financial statements and operations. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin 118 (“SAB 118”).

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

Salaries, wages and benefits. Salaries, wages and benefits expense was $1.5 billion for the year ended December 31, 2016 compared to $973.7 million for the year ended December 31, 2015, an increase of $568.1 million. SWB expense included $28.3 million and $20.5 million of equity-based compensation expense for the years ended December 31, 2016 and 2015, respectively. Excluding equity-based compensation expense, SWB expense was $1.5 billion, or 53.8% of revenue, for the year ended December 31, 2016, compared to $953.3 million, or 53.1% of revenue, for the year ended December 31, 2015. The $560.3 million increase in SWB expense, excluding equity-based compensation expense, was primarily attributable to SWB expense incurred by the facilities acquired in our 2015 and 2016 Acquisitions, particularly the acquisition of Priory. Same-facility SWB expense was $895.0 million for the year ended December 31, 2016, or 50.2% of revenue, compared to $830.8 million for the year ended December 31, 2015, or 50.0% of revenue.

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

(Gain) loss on foreign currency derivatives. We entered into foreign currency forward contracts during the years ended December 31, 2016 and 2015 in connection with (i) acquisitions in the U.K. and (ii) certain transfers of cash between the U.S. and the U.K. under our cash management and foreign currency risk management programs. Exchange rate changes between the contract date and the settlement date resulted in a gain on foreign currency derivatives of $0.5 million for the year ended December 31, 2016, compared to a loss of $1.9 million for the year ended December 31, 2015.

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

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2017 was $401.3 million compared to $371.7 million for the year ended December 31, 2016. The increase in cash provided by continuing operating activities was primarily attributable to cash provided by continuing operating activities from our 2016 Acquisitions offset by the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Days sales outstanding as of December 31, 2017 was 38 compared to 34 as of December 31, 2016. As of December 31, 2017 and December 31, 2016, we had working capital of $94.2 million and $85.1 million, respectively.

Cash used in investing activities for the year ended December 31, 2017 was $336.5 million compared to $660.4 million for the year ended December 31, 2016. Cash used in investing activities for the year ended December 31, 2017 primarily consisted of $274.2 million of cash paid for capital expenditures and $41.1 million of cash paid for real estate. Cash paid for capital expenditures for the year ended December 31, 2017 consisted of $70.8 million of routine capital expenditures and $203.4 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2.5% of revenue for the year ended December 31, 2017. Cash used in investing activities for the year ended December 31, 2016 primarily consisted of $683.5 million of cash paid for acquisitions, $307.5 million of cash paid for capital expenditures and $40.8 million of cash paid for real estate acquisitions partially offset by cash received on divestitures of $373.3 million.

Cash used in financing activities for the year ended December 31, 2017 was $60.1 million compared to cash provided by financing activities of $358.8 million for the year ended December 31, 2016. Cash used in financing activities for the year ended December 31, 2017 primarily consisted of principal payments on long-term debt of $34.8 million, repayment of long-term debt of $22.5 million and common stock withheld for minimum statutory taxes of $3.5 million. Cash provided by financing activities for the year ended December 31, 2016 primarily consisted of long-term debt borrowings of $1.5 billion, borrowings on our revolving credit facility of $179.0 million and an issuance of common stock of $685.1 million, partially offset by repayment of assumed Priory debt of $1.4 billion, payment on revolving credit facility of $337.0 million, repayment of long-term debt of $200.6 million, principal payments on long-term debt of $49.9 million, payment of debt issuance costs of $36.6 million and common stock withheld for minimum statutory taxes of $8.8 million.

We had total available cash and cash equivalents of $67.3 million, $57.1 million and $11.2 million as of December 31, 2017, 2016 and 2015, respectively, of which approximately $20.4 million, $41.4 million and $9.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. On December 22, 2017, the Tax Act was enacted into law. The Tax Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. While we are still evaluating the full impact of the legislation, we expect the substantial reduction of the federal corporate tax rate to benefit our financial results and cash flow in future periods. We believe the change will not result in a U.S. tax liability on those foreign earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated.

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

On February 11, 2015, we entered into the First Incremental Amendment to our Amended and Restated Credit Agreement. The First Incremental Amendment activated a new $500.0 million incremental Tranche B-1 Facility that was added to the Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the Tranche B-1 Facility were used to fund a portion of the purchase price for our acquisition of CRC.

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

On February 16, 2016, we entered into the Second Incremental Facility Amendment to our Amended and Restated Credit Agreement. The Second Incremental Amendment activated a new $955.0 million incremental Term Loan B facility and added $135.0 million to the Term Loan A facility to our Amended and Restated Senior Secured Credit Facility, subject to limited conditionality provisions. Borrowings under the Tranche B-2 Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-1 Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, we entered into a Tranche B-2 Repricing Amendment to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-2 Facility from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

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

On May 10, 2017, we entered into the Third Repricing Amendment to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-1 Facility and the Tranche B-2 Facility from 3.0% to 2.75% in the case of Eurodollar Rate loans and 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

We had $493.4 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.6 million related to security for the payment of claims required by our workers’ compensation insurance program as of December 31, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for March 31, 2018 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-1 Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-1 Facility due on February 11, 2022. We are required to repay the Tranche B-2 Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-2 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

Eurodollar Rate Loans with respect to the Tranche B-1 Facility bear interest at the Tranche B-1 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Tranche B-1 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-1 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.0%, and with respect to Base Rate Loans, 2.0%. The Tranche B-2 Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Applicable Rate (as defined in the Amended and Restated Credit Agreement) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Applicable Rate” means, with respect to Eurodollar Rate Loans, 3.0%, and with respect to Base Rate Loans, 2.0%.

The lenders who provided the Tranche B-1 Facility and Tranche B-2 Facility are not entitled to benefit from the Company’s maintenance of its financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain its financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the Tranche B-1 Facility or the Tranche B-2 Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

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

c)	The financial covenants include maintenance of the following:

•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2017	6.75x	6.75x	6.50x	6.50x
2018	6.50x	6.25x	6.00x	6.00x
2019	5.75x	5.75x	5.50x	5.50x
2020	5.25x	5.25x	5.25x	5.00x

•	the secured leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

December 31, 2017- June 30, 2018	3.75x
September 30, 2018 and each fiscal quarter thereafter	3.50x

As of December 31, 2017, the Company was in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 31, 2017 and 2016, $2.3 million was recorded within other assets on the consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt(1)	$199,973	$405,354	$1,508,021	$2,006,944	$4,120,292
Operating leases	69,613	124,712	107,691	835,369	1,137,385
Purchase and other obligations(2)	4,307	7,404	33,899	27,085	72,695

Total obligations and commitments	$273,893	$537,470	$1,649,611	$2,869,398	$5,330,372

(1)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt as of December 31, 2017.
(2)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had standby letters of credit outstanding of $6.6 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2017 was composed of $1.5 billion of fixed-rate debt and $1.7 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.42% higher rate on our variable rate debt) would decrease our net income and cash flows by $5.0 million on an annual basis based upon our borrowing level at December 31, 2017.

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $10.1 million for the year ended December 31, 2017.

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

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents revenue by payor type and as a percentage of revenue before provision for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Commercial	$569,242	19.8%	$534,468	18.7%	$423,077	23.1%
Medicare	281,270	9.8%	266,868	9.4%	214,125	11.7%
Medicaid	796,375	27.7%	725,508	25.4%	609,805	33.3%
NHS	937,595	32.6%	1,021,888	35.8%	356,965	19.5%
Self-Pay	249,978	8.7%	268,160	9.4%	174,850	9.6%
Other	42,774	1.4%	35,931	1.3%	50,797	2.8%

Revenue before provision for doubtful accounts	2,877,234	100.0%	2,852,823	100.0%	1,829,619	100.0%
Provision for doubtful accounts	(40,918)		(41,909)		(35,127)

Revenue	$2,836,316		$2,810,914		$1,794,492

The following tables present a summary of our aging of accounts receivable as of December 31, 2017 and 2016:

December 31, 2017

	Current	30-90	90-150	>150	Total
Commercial	15.3%	8.7%	3.2%	6.9%	34.1%
Medicare	9.4%	1.6%	0.5%	1.1%	12.6%
Medicaid	19.8%	6.4%	2.5%	5.2%	33.9%
NHS	7.0%	3.4%	0.2%	0.0%	10.6%
Self-Pay	1.8%	1.4%	1.4%	3.2%	7.8%
Other	0.3%	0.3%	0.2%	0.2%	1.0%

Total	53.6%	21.8%	8.0%	16.6%	100.0%

December 31, 2016

	Current	30-90	90-150	>150	Total
Commercial	15.8%	8.5%	3.0%	5.3%	32.6%
Medicare	12.0%	1.6%	0.8%	1.2%	15.6%
Medicaid	18.7%	6.5%	2.9%	5.5%	33.6%
NHS	5.1%	3.4%	0.6%	0.4%	9.5%
Self-Pay	1.8%	1.5%	1.5%	3.3%	8.1%
Other	0.1%	0.1%	0.1%	0.3%	0.6%

Total	53.5%	21.6%	8.9%	16.0%	100.0%

Medicaid accounts receivable as of December 31, 2017 and 2016 included approximately $0.9 million and $1.2 million, respectively, of accounts pending Medicaid approval.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report receivables were $9.0 million and $7.4 million at December 31, 2017 and 2016, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.2 million, $0.7 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Management believes that we are in substantial compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risk is insured through a wholly-owned insurance subsidiary. The Company’s wholly-owned insurance subsidiary insures the Company for professional liability losses up to $78.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $75.0 million in excess of a retention level of $3.0 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $55.0 million as of December 31, 2017, of which $22.8 million was included in other accrued liabilities and $32.2 million was included in other long-term liabilities. The professional and general liability reserve was $52.3 million as of December 31, 2016, of which $11.7 million was included in other accrued liabilities and $40.6 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $22.7 million as of December 31, 2017, of which $17.6 million was included in other current assets and $5.1 million was included in other assets, and such receivable was $25.9 million as of December 31, 2016, of which $6.5 million was included in other current assets and $19.4 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $18.5 million as of December 31, 2017, of which $10.0 million was included in accrued salaries and benefits and $8.5 million was included in other long-term liabilities, and such liability was $16.6 million as of December 31, 2016, of which $10.0 million was included in accrued salaries and benefits and $6.6 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $143.0 million, $134.8 million and $63.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. We have two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill and other indefinite-lived intangibles in 2017, 2016 and 2015 resulted in no impairment charges.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

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

Financial Accounting Standards Board Accounting Standards Codification 740 requires us to recognize the effect of tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which will allow us to record provisional amounts during a measurement period similarly to the measurement period used when accounting for business combinations. We will continue to assess the impact of the recently enacted tax law on our business and consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December  31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee, are available on our website at www.acadiahealthcare.com on the Investors webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders(2)	2,491,252	(3)	$53.44	4,498,687
Equity Compensation Plans Not Approved by Stockholders(4)	15,000		$5.64	—

Total	2,506,252		$47.89	4,498,687

(1)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(2)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(3)	Includes 721,818 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.
(4)	Includes stock options issued pursuant to the PHC, Inc. 2004 Non-Employee Director Stock Option Plan. On November 1, 2011, we issued options to purchase shares of our Common Stock as replacements for PHC, Inc. options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2018 is incorporated herein by reference.

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

3.	Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

2.2	Agreement and Plan of Merger, dated February 17, 2011, by and among the Company (f/k/a Acadia Healthcare Company, LLC), Acadia—YFCS Acquisition Company, Inc., Acadia—YFCS Holdings, Inc., Youth & Family Centered Services, Inc., each of the stockholders who are signatories thereto, and TA Associates, Inc., solely in the capacity as Stockholders’ Representative. (b)

2.3	Asset Purchase Agreement, dated as of March 15, 2011, between Universal Health Services, Inc. and PHC, Inc. for the acquisition of MeadowWood Behavioral Health System. (c)

2.4	Membership Interest Purchase Agreement, dated December 30, 2011, by and among Hermitage Behavioral, LLC, Haven Behavioral Healthcare Holdings, LLC and Haven Behavioral Healthcare, Inc. (d)

2.5	Asset Purchase Agreement, dated August 28, 2012, by and between Timberline Knolls, LLC, and TK Behavioral, LLC. (e)

2.6	Acquisition Agreement, dated November 21, 2012, by and among (i) Behavioral Centers of America, LLC, (ii) Behavioral Centers of America Holdings, LLC, (iii) Linden BCA Blocker Corp., (iv) SBOF-BCA Holdings Corporation, (v) HEP BCA Holdings Corp. (vi) Siguler Guff Small Buyout Opportunities Fund, LP, and Siguler Guff Small Buyout Opportunities Fund (F), LP, (vii) Health Enterprise Partners, L.P., HEP BCA Co-Investors, LLC, (viii) Linden Capital Partners A, LP, (ix) Commodore Acquisition Sub, LLC, and (x) the Company (the “BCA Purchase Agreement”). (f)

2.7	Amendment No. 1, dated as of December 31, 2012, to the BCA Purchase Agreement. (g)

2.8	Membership Interest Purchase Agreement, dated November 23, 2012 by and among 2C4K, L.P., ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (f)

2.9	Amendment, dated as of December 31, 2012, to Membership Interest Purchase Agreement by and among 2C4K, LP, ARTC Acquisitions, Inc., Acadia Vista, LLC and the Company. (g)

2.10	Stock Purchase Agreement, dated as of March 29, 2013, by and among First Ten Broeck Tampa, Inc., UMC Ten Broeck, Inc., Capestrano Holding 12, Inc., Donald R. Dizney, David A. Dizney and Acadia Merger Sub, LLC. (h)

2.11	Agreement, dated June 3, 2014, by and among Partnerships in Care Holdings Limited, The Royal Bank of Scotland plc, Piper Holdco 2, Ltd. and the Company. (i)

2.12	Agreement and Plan of Merger, dated as of October 29, 2014, by and among the Company, Copper Acquisition Co., Inc. and CRC Health Group, Inc. (j)

2.13	Sale and Purchase Deed, dated as of December 31, 2015, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (cc)

Exhibit No.	Exhibit Description

2.14	Amendment to Sale and Purchase Deed, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (dd)

3.1	Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (kk)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (kk)

4.1	Indenture, dated as of March 12, 2013, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (l)

4.2	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 12, 2013, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (l)

4.4	Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.5	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (n)

4.6	Form of 5.125% Senior Note due 2022. (Included in Exhibit 4.4)

4.7	Registration Rights Agreement, dated July 1, 2014, among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC. (m)

4.8	Indenture, dated February 11, 2015, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.9	Form of 5.625% Senior Note due 2023. (Included in Exhibit 4.8)

4.10	Registration Rights Agreement, dated February 11, 2015, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (o)

4.11	Registration Rights Agreement, dated September 21, 2015, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (bb)

4.12	Indenture, dated February 16, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (ff)

4.13	Form of 6.500% Senior Note due 2024. (Included in Exhibit 4.12)

4.14	Registration Rights Agreement, dated February 16, 2016, by and among the Company, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies LLC, as Representatives of the Initial Purchasers. (ff)

4.15	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.16	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (p)

4.17	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (cc)

4.18	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (ff)

10.1	Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto
(the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (l)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (q)

Exhibit No.	Exhibit Description

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (r)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (s)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (t)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (u)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (o)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (o)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (aa)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (ee)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (ff)

10.13	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Credit Agreement. (gg)

10.14	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Credit Agreement. (hh)

10.15	Tenth Amendment, dated November 22, 2016, to the Credit Agreement. (ii)

10.16	Refinancing Facilities Amendment, dated November 30, 2016, to the Credit Agreement. (ii)

10.17	Third Repricing Amendment, dated May 10, 2017, to the Amended and Restated Credit Agreement. (jj)

†10.18	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (v)

†10.19	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (v)

†10.20	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (v)

†10.21	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (v)

†10.22	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (v)

†10.23	Employment Agreement, dated as of May 23, 2011, by and between the Company and Bruce A. Shear. (b)

†10.24	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (w)

†10.25	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (x)

†10.26	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (y)

†10.27	Form of Restricted Stock Unit Agreement. (b)

†10.28	Form of Incentive Stock Option Agreement. (b)

†10.29	Form of Non-Qualified Stock Option Agreement. (b)

†10.30	Form of Restricted Stock Agreement. (b)

†10.31	Form of Stock Appreciation Rights Agreement. (b)

†10.32	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (z)

†10.33	Nonmanagement Director Compensation Program, effective January 1, 2013. (z)

10.34	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.35	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

21*	Subsidiaries of the Company.

Exhibit No.	Exhibit Description

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.

(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(x)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(y)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(bb)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 30, 2016 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 10, 2017 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Company, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Nashville, Tennessee

February 27, 2018

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$67,290	$57,063
Accounts receivable, net of allowance for doubtful accounts of $39,803 and $38,916, respectively	296,925	263,327
Other current assets	107,335	107,537

Total current assets	471,550	427,927
Property and equipment:
Land	450,342	411,331
Building and improvements	2,370,918	2,031,819
Equipment	400,596	318,020
Construction in progress	173,693	157,114
Less accumulated depreciation	(347,419)	(214,589)

Property and equipment, net	3,048,130	2,703,695
Goodwill	2,751,174	2,681,188
Intangible assets, net	87,348	83,310
Deferred tax assets – noncurrent	3,731	3,780
Derivative instruments	12,997	73,509
Other assets	49,572	51,317

Total assets	$6,424,502	$6,024,726

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,830	$34,805
Accounts payable	102,299	80,034
Accrued salaries and benefits	99,047	105,068
Other accrued liabilities	141,213	122,958

Total current liabilities	377,389	342,865
Long-term debt	3,205,058	3,253,004
Deferred tax liabilities – noncurrent	80,333	78,520
Other liabilities	166,434	164,859

Total liabilities	3,829,214	3,839,248
Redeemable noncontrolling interests	22,417	17,754
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,060,114 and 86,688,199 issued and outstanding as of December 31, 2017 and 2016, respectively	871	867
Additional paid-in capital	2,517,545	2,496,288
Accumulated other comprehensive loss	(374,118)	(549,570)
Retained earnings	428,573	220,139

Total equity	2,572,871	2,167,724

Total liabilities and equity	$6,424,502	$6,024,726

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$2,877,234	$2,852,823	$1,829,619
Provision for doubtful accounts	(40,918)	(41,909)	(35,127)

Revenue	2,836,316	2,810,914	1,794,492
Salaries, wages and benefits (including equity-based compensation expense of $23,467, $28,345 and $20,472, respectively)	1,536,160	1,541,854	973,732
Professional fees	196,223	185,486	116,463
Supplies	114,439	117,425	80,663
Rents and leases	76,775	73,348	32,528
Other operating expenses	331,827	312,556	206,746
Depreciation and amortization	143,010	135,103	63,550
Interest expense, net	176,007	181,325	106,742
Debt extinguishment costs	810	4,253	10,818
Loss on divestiture	—	178,809	—
(Gain) loss on foreign currency derivatives	—	(523)	1,926
Transaction-related expenses	24,267	48,323	36,571

Total expenses	2,599,518	2,777,959	1,629,739

Income from continuing operations before income taxes	236,798	32,955	164,753
Provision for income taxes	37,209	28,779	53,388

Income from continuing operations	199,589	4,176	111,365
Income from discontinued operations, net of income taxes	—	—	111

Net income	199,589	4,176	111,476
Net loss attributable to noncontrolling interests	246	1,967	1,078

Net income attributable to Acadia Healthcare Company, Inc.	$199,835	$6,143	$112,554

Basic earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$2.30	$0.07	$1.65
Income from discontinued operations	—	—	—

Net income	$2.30	$0.07	$1.65

Diluted earnings attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations	$2.30	$0.07	$1.64
Income from discontinued operations	—	—	—

Net income	$2.30	$0.07	$1.64

Weighted-average shares outstanding:
Basic	86,948	85,701	68,085
Diluted	87,060	85,972	68,391

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$199,589	$4,176	$111,476
Other comprehensive loss:
Foreign currency translation gain (loss)	207,341	(477,772)	(40,103)
(Loss) gain on derivative instruments, net of tax of $(22.9) million, $29.1 million and $0, respectively	(33,431)	40,598	—
Pension liability adjustment, net of tax of $0.4 million, $(1.3) million and $0.9 million, respectively	1,542	(7,749)	3,826

Other comprehensive gain (loss)	175,452	(444,923)	(36,277)

Comprehensive income (loss)	375,041	(440,747)	75,199
Comprehensive loss attributable to noncontrolling interests	246	1,967	1,078

Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$375,287	$(438,780)	$76,277

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid- in Capital	Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2015	59,212	$592	$847,301	$(68,370)	$101,442	$880,965
Common stock issued under stock incentive plans	384	4	1,811	—	—	1,815
Common stock withheld for minimum statutory taxes	—	—	(9,577)	—	—	(9,577)
Equity-based compensation expense	—	—	20,472	—	—	20,472
Excess tax benefit from equity awards	—	—	309	—	—	309
Issuance of common stock, net	11,150	111	711,406	—	—	711,517
Other comprehensive loss	—	—	—	(36,277)	—	(36,277)
Other	—	—	1,250	—	—	1,250
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	112,554	112,554

Balance at December 31, 2015	70,746	707	1,572,972	(104,647)	213,996	1,683,028
Common stock issued under stock incentive plans	408	5	1,379	—	—	1,384
Common stock withheld for minimum statutory taxes	—	—	(10,230)	—	—	(10,230)
Equity-based compensation expense	—	—	28,345	—	—	28,345
Issuance of common stock, net	15,534	155	901,824	—	—	901,979
Other comprehensive loss	—	—	—	(444,923)	—	(444,923)
Other	—	—	1,998	—	—	1,998
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	6,143	6,143

Balance at December 31, 2016	86,688	867	2,496,288	(549,570)	220,139	2,167,724
Common stock issued under stock incentive plans	372	4	2,065	—	—	2,069
Common stock withheld for minimum statutory taxes	—	—	(5,524)	—	—	(5,524)
Equity-based compensation expense	—	—	23,467	—	—	23,467
Cumulative effect of change in accounting principle	—	—	—	—	8,599	8,599
Other comprehensive gain	—	—	—	175,452	—	175,452
Other	—	—	1,249	—	—	1,249
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	199,835	199,835

Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities:
Net income	$199,589	$4,176	$111,476
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	143,010	135,103	63,550
Amortization of debt issuance costs	9,855	10,324	6,709
Equity-based compensation expense	23,467	28,345	20,472
Deferred income tax expense	31,372	28,647	43,613
(Income) loss from discontinued operations, net of taxes	—	—	(111)
Debt extinguishment costs	810	4,253	10,818
Loss on divestiture	—	178,809	—
(Gain) loss on foreign currency derivatives	—	(523)	1,926
Other	11,412	4,715	1,615
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(28,570)	(15,718)	(24,954)
Other current assets	20,808	(20,648)	(2,717)
Other assets	(3,176)	(4,354)	(8,021)
Accounts payable and other accrued liabilities	(10,113)	22,693	6,868
Accrued salaries and benefits	(8,988)	(8,572)	1,658
Other liabilities	11,794	4,484	9,236

Net cash provided by continuing operating activities	401,270	371,734	242,138
Net cash used in discontinued operating activities	(1,693)	(10,256)	(1,735)

Net cash provided by operating activities	399,577	361,478	240,403
Investing activities:
Cash paid for acquisitions, net of cash acquired	(18,191)	(683,455)	(574,777)
Cash paid for capital expenditures	(274,177)	(307,472)	(276,047)
Cash paid for real estate acquisitions	(41,057)	(40,757)	(26,622)
Settlement of foreign currency derivatives	—	523	(1,926)
Cash received on divestitures	—	373,266	—
Other	(3,101)	(2,470)	(5,099)

Net cash used in investing activities	(336,526)	(660,365)	(884,471)
Financing activities:
Borrowings on long-term debt	—	1,480,000	1,150,000
Borrowings on revolving credit facility	—	179,000	468,000
Principal payments on revolving credit facility	—	(337,000)	(310,000)
Principal payments on long-term debt	(34,805)	(49,941)	(31,965)
Repayment of assumed debt	—	(1,348,389)	(904,467)
Repayment of long-term debt	(22,500)	(200,594)	(97,500)
Payment of debt issuance costs	—	(36,649)	(26,421)
Payment of premium on senior notes	—	—	(7,480)
Issuances of common stock, net	—	685,097	331,308
Common stock withheld for minimum statutory taxes, net	(3,455)	(8,846)	(7,762)
Excess tax benefit from equity awards	—	—	309
Other	686	(3,837)	(420)

Net cash (used in) provided by financing activities	(60,074)	358,841	563,602
Effect of exchange rate changes on cash	7,250	(14,106)	(2,359)

Net increase (decrease) in cash and cash equivalents	10,227	45,848	(82,825)
Cash and cash equivalents at beginning of the period	57,063	11,215	94,040

Cash and cash equivalents at end of the period	$67,290	$57,063	$11,215

(continued on next page)

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental Cash Flow Information:
Cash paid for interest	$159,098	$161,146	$87,034

Cash paid for income taxes	$10,291	$15,483	$6,911

Effect of acquisitions:
Assets acquired, excluding cash	$19,649	$2,516,880	$1,988,634
Liabilities assumed	(1,458)	(1,616,543)	(1,024,515)
Issuance of common stock in connection with acquisition	—	(216,882)	(380,210)
Redeemable noncontrolling interest resulting from acquisitions	—	—	(9,132)

Cash paid for acquisitions, net of cash acquired	$18,191	$683,455	$574,777

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At December 31, 2017, the Company operated 582 behavioral healthcare facilities with approximately 17,800 beds in 39 states, the U.K. and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $76.4 million, $86.8 million and $68.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Revenue and Accounts Receivable

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales); and (v) individual patients and clients. Revenue is recorded in the period in which services are provided at established billing rates less contractual adjustments based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates.

The following table presents the percentage of revenue before provision for doubtful accounts generated by each payor type:

	Year Ended December 31,
	2017	2016	2015
Commercial	19.8%	18.7%	23.1%
Medicare	9.8	9.4	11.7
Medicaid	27.7	25.4	33.3
U.K. public funded sources	32.6	35.8	19.5
Self-Pay	8.7	9.4	9.6
Other	1.4	1.3	2.8

Revenue before provision for doubtful accounts	100%	100%	100%

On a combined basis, revenue related to the Medicare and Medicaid programs were 38%, 35% and 45% of all revenue before provision for doubtful accounts for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s concentration of credit risk from other payors is reduced by the large number of payors and their geographic dispersion. The Company generated approximately 36%, 38% and 20% of its revenue for the years ended December 31, 2017, 2016 and 2015, respectively, from facilities located in the U.K.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $9.0 million and $7.4 million at December 31, 2017 and 2016, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.2 million, $0.7 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Management believes that we are in substantial compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period
Year ended December 31, 2015	$22,449	$35,127	$(28,244)	$29,332
Year ended December 31, 2016	29,332	41,909	(32,325)	38,916
Year ended December 31, 2017	38,916	40,918	(40,031)	39,803

Charity Care

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. The costs of providing charity care services were $6.6 million, $7.1 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risk is insured through a wholly-owned insurance subsidiary. The Company’s wholly-owned insurance subsidiary insures the Company for professional liability losses up to $78.0 million in the aggregate. The insurance subsidiary has obtained reinsurance with unrelated commercial insurers for professional liability risks of $75.0 million in excess of a retention level of $3.0 million. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $55.0 million as of December 31, 2017, of which $22.8 million was included in other accrued liabilities and $32.2 million was included in other long-term liabilities. The professional and general liability reserve was $52.3 million as of December 31, 2016, of which $11.7 million was included in other accrued liabilities and $40.6 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $22.7 million as of December 31, 2017, of which $17.6 million was included in other current assets and $5.1 million was included in other assets, and such receivable was $25.9 million as of December 31, 2016, of which $6.5 million was included in other current assets and $19.4 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $18.5 million as of December 31, 2017, of which $10.0 million was included in accrued salaries and benefits and $8.5 million was included in other long-term liabilities, and such liability was $16.6 million as of December 31, 2016, of which $10.0 million was included in accrued salaries and benefits and $6.6 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $143.0 million, $134.8 million and $63.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For a reporting unit with potential impairment of goodwill, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. The Company’s annual impairment tests of goodwill and other indefinite-lived intangibles in 2017, 2016 and 2015 resulted in no impairment charges.

Other Current Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2017	2016
Other receivables	$30,455	$44,975
Prepaid expenses	27,320	27,455
Insurance receivable – current portion	17,588	6,472
Income taxes receivable	15,056	11,714
Workers’ compensation deposits – current portion	10,000	10,000
Inventory	4,787	4,633
Other	2,129	2,288

Other current assets	$107,335	$107,537

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accrued expenses	$37,268	$37,323
Accrued interest	36,370	33,616
Unearned income	31,342	28,805
Insurance liability – current portion	22,788	11,672
Accrued property taxes	3,945	2,732
Income taxes payable	1,012	527
Other	8,488	8,283

Other accrued liabilities	$141,213	$122,958

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” The Company uses the Black-Scholes valuation model to determine grant-date fair value for equity awards and uses straight-line amortization of share-based compensation expense over the requisite service period of the respective awards.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260, “Earnings Per Share,” based on the weighted-average number of shares outstanding in each period and dilutive stock options, non-vested shares and warrants, to the extent such securities have a dilutive effect on earnings per share.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

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

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. See additional disclosure described in Note 9 – Income Taxes. ASC 740 “Income Taxes” (“ASC 740”) requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin 118 (“SAB 118”) which will allow the Company to record provisional amounts during a measurement period similarly to the measurement period used when accounting for business combinations. The Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements.

Recent Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of ASU 2017-12 on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted ASU 2016-09 as of January 1, 2017 as described in Note 9 – Income Taxes.

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. Management believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases. Management is evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements, internal controls, policies and procedures.

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

The Company will adopt ASU 2014-09 using the modified retrospective method effective January 1, 2018 and will use a portfolio approach to group contracts with similar characteristics and analyze historical cash collections trends. The Company anticipates that, as a result of certain changes required by ASU 2014-09, the majority of its provision for doubtful accounts will be recorded as a direct reduction to revenue instead of being presented as a separate line item. Management does not anticipate ASU 2014-09 will have a significant impact on the Company’s consolidated financial statements.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Basic and diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$199,835	$6,143	$112,443
Income from discontinued operations	—	—	111

Net income attributable to Acadia Healthcare Company, Inc.	$199,835	$6,143	$112,554

Denominator:
Weighted average shares outstanding for basic earnings per share	86,948	85,701	68,085
Effects of dilutive instruments	112	271	306

Shares used in computing diluted earnings per common share	87,060	85,972	68,391

Basic earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$2.30	$0.07	$1.65
Income from discontinued operations	—	—	—

Net income attributable to Acadia Healthcare Company, Inc.:	$2.30	$0.07	$1.65

Diluted earnings per share attributable to Acadia Healthcare Company, Inc.:
Income from continuing operations	$2.30	$0.07	$1.64
Income from discontinued operations	—	—	—

Net income attributable to Acadia Healthcare Company, Inc.:	$2.30	$0.07	$1.64

Approximately 1.4 million, 1.1 million and 0.8 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

4. Acquisitions

2017 Acquisition

On November 13, 2017, we completed the acquisition of Aspire Scotland, an education facility with 36 beds located in Scotland, for cash consideration of approximately $21.3 million.

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

Summary of Acquisitions

The Company selectively seeks opportunities to expand and diversify its base of operations by acquiring additional facilities. Approximately $31.4 million of the goodwill associated with domestic acquisitions completed in 2016 is deductible for federal income tax purposes. The fair values assigned to certain assets and liabilities assumed, at the date of acquisition dates, during the year ended December 31, 2016 in connection with Priory, Serenity Knolls, Trustpoint and Pocono Mountain acquisitions (collectively the “2016 Acquisitions”) were as follows (in thousands):

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

Transaction-related expenses comprised the following costs for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Severance and contract termination costs	$14,709	$12,415	$8,466
Legal, accounting and other fees	9,558	21,058	17,768
Advisory and financing commitment fees	—	14,850	10,337

	$24,267	$48,323	$36,571

5. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)

	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,266	12,228	—	—
Trade names	60,586	57,538	—	—
Certificates of need	14,496	13,544	—	—

	87,348	83,310	—	—

Total	$90,595	$86,557	$(3,247)	$(3,247)

Amortization expense related to definite-lived intangible assets was $0.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. All the Company’s defined-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$380,000	$400,000
Senior Secured Term B Loans	1,398,400	1,435,450
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	21,920	22,175
Less: unamortized debt issuance costs, discount and premium	(50,432)	(59,816)

	3,239,888	3,287,809
Less: current portion	(34,830)	(34,805)

Long-term debt	$3,205,058	$3,253,004

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

On February 16, 2016, the Company entered into a Second Incremental Facility Amendment (the “Second Incremental Amendment”) to the Amended and Restated Credit Agreement. The Second Incremental Amendment activated a new $955.0 million incremental Term Loan B facility Tranche B-2 (the “Tranche B-2 Facility”) and added $135.0 million to the Term Loan A facility (the “TLA Facility”) to the Amended and Restated Senior Credit Facility, subject to limited conditionality provisions. Borrowings under the Tranche B-2 Facility were used to fund a portion of the purchase price for the acquisition of Priory and the fees and expenses for such acquisition and the related financing transactions. Borrowings under the TLA Facility were used to pay down the majority of our $300.0 million revolving credit facility.

On May 26, 2016, the Company entered into a Tranche B-1 Repricing Amendment (the “Tranche B-1 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to the Term Loan B facility Tranche B-1 (the “Tranche B-1 Facility”) from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

On September 21, 2016, the Company entered into a Tranche B-2 Repricing Amendment (the “Tranche B-2 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-2 Facility from 3.75% to 3.0% in the case of Eurodollar Rate loans and 2.75% to 2.0% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, the Company recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of income.

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

On May 10, 2017, the Company entered into a Third Repricing Amendment (the “Third Repricing Amendment”) to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-1 Facility and the Tranche B-2 Facility from 3.0% to 2.75% in the case of Eurodollar Rate loans and from 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

The Company had $493.4 million of availability under the revolving line of credit and had standby letters of credit outstanding of $6.6 million related to security for the payment of claims required by its workers’ compensation insurance program as of December 31, 2017. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $5.0 million for March 31, 2018 to December 31, 2019, $7.5 million for March 31, 2020 to December 31, 2020, and $10.0 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-1 Facility in equal quarterly installments of $1.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-1 Facility due on February 11, 2022. The Company is required to repay the Tranche B-2 Facility in equal quarterly installments of approximately $2.4 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-2 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.75% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2017. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As of December 31, 2017, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.75%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2017, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. As of December 30, 2017 and December 31, 2016, $2.3 million was recorded within other assets on the consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2017 were $46.5 million, net of accumulated amortization of $27.5 million. Debt issuance costs at December 31, 2016 were $55.3 million, net of accumulated amortization of $18.9 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $8.6 million, $8.6 million and $5.1 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Other

The aggregate maturities of long-term debt as of December 31, 2017 were as follows (in thousands):

2018	$34,830
2019	34,855
2020	44,880
2021	474,910
2022	767,240
Thereafter	1,933,605

Total	$3,290,320

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

On February 16, 2016, the Company completed the acquisition of Priory for a total purchase price of approximately $2.2 billion including cash consideration of approximately $1.9 billion and the issuance of 4,033,561 shares of common stock to shareholders of Priory.

8. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). As of December 31, 2017, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,498,687 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $23.5 million, $28.3 million and $20.5 million in equity-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. Stock compensation expense for the year ended December 31, 2017 included forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets of $(5.7) million. As of December 31, 2017, there was $42.5 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

As of December 31, 2017, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $9.2 million and $10.7 million for the years ended December 31, 2017 and 2016, respectively, related to equity-based compensation expense.

Stock option activity during 2016 and 2017 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	694,743	$42.87	7.70	$20,717
Options granted	503,850	57.98	9.28	297
Options exercised	(57,397)	31.92	N/A	1,530
Options cancelled	(140,250)	57.13	N/A	N/A

Options outstanding at December 31, 2016	1,000,946	49.42	7.80	8,166
Options granted	259,300	42.25	9.30	205
Options exercised	(87,367)	25.92	N/A	1,636
Options cancelled	(198,313)	54.71	N/A	N/A

Options outstanding at December 31, 2017	974,566	$47.89	7.46	$3,802

Options exercisable at December 31, 2016	288,959	$42.81	6.22	$6,111

Options exercisable at December 31, 2017	405,634	$41.20	6.05	$3,549

Restricted stock activity during 2016 and 2017 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	944,562	$52.74
Granted	387,347	55.38
Cancelled	(122,178)	57.02
Vested	(365,312)	47.18

Unvested at December 31, 2016	844,419	$55.76
Granted	404,224	42.38
Cancelled	(145,981)	55.03
Vested	(292,794)	53.07

Unvested at December 31, 2017	809,868	$50.19

Restricted stock unit activity during 2016 and 2017 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71

Unvested at December 31, 2016	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67

Unvested at December 31, 2017	360,909	$50.04

The grant-date fair value of the Company’s stock options is estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Weighted average grant-date fair value of options	$14.39	$18.96
Risk-free interest rate	2.0%	1.4%
Expected volatility	33%	33%
Expected life (in years)	5.5	5.5

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

Excess tax benefits/deficiencies are generated when the deduction for tax purposes is greater/less than the compensation cost for financial reporting purposes. Upon adoption of ASU 2016-09, the Company no longer records excess tax benefits/deficiencies in additional paid-in capital as a component of equity. Instead, excess tax benefits/deficiencies are included in the provision for income taxes on the consolidated statements of operations. These changes are recorded prospectively as of January 1, 2017, which resulted in an increase in our income tax provision of $1.7 million, or an increase in the effective tax rate of 0.7%, for the year ended December 31, 2017. Prior periods have not been adjusted. An adjustment for prior period excess tax benefits of $8.6 million is recorded as a cumulative-effect adjustment in retained earnings at December 31, 2017 as the Company adopted ASU 2016-09 using the modified retrospective transition method. Excess tax benefits were previously required to be included in financing activities on the consolidated statement of cash flows and are now required to be included in operating activities. The changes to the consolidated statement of cash flows are recorded prospectively as of January 1, 2017. Additionally, the Company has elected not to adjust its policy on accounting for forfeitures and will continue to estimate forfeiture rates.

Income tax expense (benefit) from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$3,325	$572	$(218)
State	680	(863)	4,078
Foreign	1,832	423	5,915

Total current	5,837	132	9,775
Deferred:
Federal	27,179	45,077	40,635
State	4,408	1,491	5,349
Foreign	(215)	(17,921)	(2,371)

Total deferred provision	31,372	28,647	43,613

Provision for income taxes	$37,209	$28,779	$53,388

A reconciliation of the U.S. federal statutory rate, from continuing operations, to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate on income before income taxes	35.0%	35.0%	35.0%
Impact of foreign operations	(14.1)	(13.5)	(10.0)
Impact of foreign divestiture	—	39.2	—
Effects of statutory rate change	(8.5)	(14.5)	—
State income taxes, net of federal tax effect	2.1	7.5	4.8
Permanent differences	1.8	8.3	4.2
Transaction related items	—	25.9	—
Change in valuation allowance	1.6	2.8	1.2
Unrecognized tax benefit release	(0.8)	(7.2)	—
Other	(1.4)	3.8	(2.8)

Effective income tax rate	15.7%	87.3%	32.4%

The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Foreign	$120,905	$(144,717)	$28,316
Domestic	115,893	177,672	136,437

Total	$236,798	$32,955	$164,753

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2017 and December 31, 2016 were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$29,409	$37,638
Bad debt allowance	827	15,381
Accrued compensation and severance	14,179	23,379
Pension reserves	1,494	697
Insurance reserves	13,483	17,468
Leases	5,332	2,926
Accrued expenses	3,114	—
Interest carryforwards	5,074	—
Other assets	1,747	2,038

Total gross deferred tax assets	74,659	99,527
Less: valuation allowance	(21,155)	(16,031)

Deferred tax assets	53,504	83,496
Deferred tax liabilities:
Fixed asset basis difference	(54,214)	(45,510)
Prepaid items	(1,490)	(1,324)
Intangible assets	(70,820)	(77,655)
Accrued expenses	—	(4,531)
Other liabilities	(3,582)	(29,216)

Total deferred tax liabilities	(130,106)	(158,236)

Total net deferred tax liability	$(76,602)	$(74,740)

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2017 and 2016, the Company carried a valuation allowance against deferred tax assets of $21.2 million and $16.0 million, respectively.

The domestic net operating loss carryforwards are approximately $28.4 million as of December 31, 2016. There are no domestic net operating loss carryforwards at December 31, 2017. The foreign net operating loss carryforwards as of December 31, 2017 and 2016 are approximately $93.9 million and $92.2 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2017 and 2016 of approximately $256.9 million and $223.3 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2018 to 2036. In addition, the Company has certain state tax credits of $0.9 million which will begin to expire in 2026 if not utilized.

Income taxes receivable was $15.1 million and $11.7 million at December 31, 2017 and 2016, respectively, and was included in other current assets in the consolidated balance sheets. Income taxes payable of $1.0 million and $0.5 million at December 31, 2017 and 2016 was included in other accrued liabilities in the consolidated balance sheets.

The Company has recorded income taxes payable related to unrecognized tax benefits of $6.4 million and $7.8 million at December 31, 2017 and 2016, respectively, in other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized income tax benefits net of the federal benefit is as follows (in thousands):

	2017	2016	2015
Balance at January 1	$6,949	$4,511	$2,923
Additions based on tax positions related to the current year	5,488	—	1,516
Additions for tax positions of prior years	95	5,427	2,874
Reductions as a result of the lapse of applicable statutes of limitations	(6,428)	(2,989)	(2,802)

Balance at December 31	$6,104	$6,949	$4,511

The Company recognizes interest and penalties related to unrecognized tax benefits in its consolidated balance sheets. As of December 31, 2017 and 2016, the cumulative amounts recognized were $0.1 million and $0.9 million, respectively. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2014 through 2016. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In foreign jurisdictions, the Company may be subject to examination for calendar years 2013 through 2016. Generally, for state tax purposes, the Company’s 2011 through 2016 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

One of the Company’s Puerto Rico subsidiaries was granted a tax exemption for which a tax credit of up to 15% of eligible payroll expenses is available to offset up to 50% of the income taxes attributed to that entity.

It is the Company’s intention to utilize its earnings in the foreign operations for an indefinite period of time. At December 31, 2017, there were no undistributed earnings of the foreign subsidiaries as the cumulative net loss of its foreign subsidiaries exceeds the cumulative earnings from its foreign subsidiaries. The cumulative net loss of the Company’s foreign subsidiaries includes a loss on divestiture of $175.0 million related to the U.K. Divestiture on November 30, 2016. If a deferred tax liability for undistributed foreign earnings becomes required, it would be significantly impacted by the Tax Act, the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, foreign currency translation adjustment and the opportunity to use foreign tax credits.

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Act reduces the U.S. federal tax rate for corporations from 35% to 21%, for U.S. taxable income. The Tax Act requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Act includes other changes, including, but not limited to, requiring a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of $20.2 million, which is included as a component of income tax expense from continuing operations.

ASC 740 requires the Company to recognize the effect of tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which will allow the Company to record provisional amounts during a measurement period similarly to the measurement period used when accounting for business combinations. The Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements.

Provisional Amounts

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result of the reduction in the corporate income tax rate, the Company is required to revalue its net deferred tax assets and liabilities to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset or liability as a one-time non-cash charge or benefit on its income statement. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $20.2 million.

U.S. Tax on Foreign Earnings

The one-time transition tax is based on total post-1986 earnings and profits that the Company previously deferred from U.S. income taxes. The Company has not made sufficient progress on the earnings and profits analysis for its foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, has not recorded provisional amounts. The Company continues to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted. Since the Company had previously determined these amounts were indefinitely reinvested, no deferred taxes have been recorded at December 31, 2017.

The Company’s accounting for Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, the Base Erosion and Anti-Abuse Tax and any remaining impacts of the foreign income provisions of the Tax Act is incomplete. The Company has not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts have been recorded as of December 31, 2017.

10. Derivatives

The Company entered into foreign currency forward contracts during the years ended December 31, 2017 and 2016 in connection with (i) acquisitions in the U.K. and (ii) certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

The foreign currency contracts entered into during the year ended December 31, 2016 resulted in gains of $0.5 million which have been recorded in the consolidated statements of income.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2016 and 2017 as qualifying hedging instruments and is accounting for these as net investment hedges. At December 31, 2017 and 2016, the fair value of these derivatives are $13.0 million and $73.5 million, respectively, and are recorded as an asset within derivative instruments on the consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive income as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities in the consolidated statements of cash flows.

11. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, derivative instruments and contingent consideration liability as of December 31, 2017 and 2016 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2017	2016	2017	2016
Amended and Restated Senior Credit Facility	$1,749,185	$1,799,993	$1,749,185	$1,799,993
6.125% Senior Notes due 2021	$148,098	$147,574	$150,134	$152,186
5.125% Senior Notes due 2022	$296,174	$295,442	$296,914	$293,595
5.625% Senior Notes due 2023	$641,891	$640,574	$651,519	$640,574
6.500% Senior Notes due 2024	$382,251	$381,268	$397,541	$389,847
9.0% and 9.5% Revenue Bonds	$22,289	$22,959	$22,289	$22,959
Derivative instruments	$12,997	$73,509	$12,997	$73,509
Contingent consideration liabilities	$—	$107	$—	$107

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

12. Leases

The Company is obligated under certain operating leases to rent space for its facilities and other office space. The original terms of the leases typically range from five to 30 years, with optional renewal periods.

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows as of December 31, 2017 (in thousands):

2018	$69,613
2019	64,556
2020	60,156
2021	56,620
2022	51,071
Thereafter	835,369

Total minimum rental obligations	$1,137,385

During the years ended December 31, 2017, 2016 and 2015, rent expense was $76.8 million, $73.3 million and $32.5 million, respectively.

13. Commitments and Contingencies

The Company is, from time to time, subject to various claims, governmental investigations and regulatory actions that arise in the ordinary course of the Company’s business, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. In the opinion of management, the Company is not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations.

14. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in non-wholly owned subsidiaries the Company controls. At December 31, 2017, certain of these non-wholly owned subsidiaries operated three facilities. The Company owns between 60% and 75% of the equity interests in the entity that owns each facility, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2016	$8,055
Acquisition of redeemable noncontrolling interests	11,666
Net loss attributable to noncontrolling interests	(1,967)

Balance at December 31, 2016	17,754
Acquisition of redeemable noncontrolling interests	4,909
Net loss attributable to noncontrolling interests	(246)

Balance at December 31, 2017	$22,417

15. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the United States (the “U.S. Facilities”) and its facilities in the United Kingdom (the “U.K. Facilities”) separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At December 31, 2017, the U.S. Facilities included 209 behavioral healthcare facilities with approximately 8,900 beds in 39 states and Puerto Rico, and the U.K. Facilities included 373 behavioral healthcare facilities with approximately 8,900 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
U.S. Facilities	$1,809,844	$1,698,525	$1,426,205
U.K. Facilities	1,026,472	1,110,361	360,698
Corporate and Other	—	2,028	7,589

	$2,836,316	$2,810,914	$1,794,492

Segment EBITDA(1):
U.S. Facilities	$475,260	$443,341	$377,587
U.K. Facilities	198,566	245,046	90,035
Corporate and Other	(69,467)	(79,797)	(62,790)

	$604,359	$608,590	$404,832

	Year Ended December 31,
	2017	2016	2015
Segment EBITDA(1)	$604,359	$608,590	$404,832
Plus (less):
Equity-based compensation expense	(23,467)	(28,345)	(20,472)
Debt extinguishment costs	(810)	(4,253)	(10,818)
Loss on divestiture	—	(178,809)	—
Gain (loss) on foreign currency derivatives	—	523	(1,926)
Transaction-related expenses	(24,267)	(48,323)	(36,571)
Interest expense, net	(176,007)	(181,325)	(106,742)
Depreciation and amortization	(143,010)	(135,103)	(63,550)

Income from continuing operations before income taxes	$236,798	$32,955	$164,753

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2017	$2,041,795	$639,393	$—	$2,681,188
Increase from 2017 acquisition	—	15,302	—	15,302
Foreign currency translation	—	60,770	—	60,770
Purchase price allocation and other	797	(6,883)	—	(6,086)

Balance at December 31, 2017	$2,042,592	$708,582	$—	$2,751,174

	December 31,
	2017	2016
Assets(2):
U.S. Facilities	$3,567,126	$3,382,167
U.K. Facilities	2,647,150	2,441,018
Corporate and Other	210,226	201,541

	$6,424,502	$6,024,726

(1)	Segment EBITDA is defined as income from continuing operations before provision for income taxes, equity-based compensation expense, debt extinguishment costs, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $1.2 billion, U.K. Facilities of $1.8 billion and corporate and other of $49.2 million at December 31, 2017. Assets include property and equipment for the U.S. Facilities of $1.0 billion, U.K. Facilities of $1.7 billion and corporate and other of $27.1 million at December 31, 2016.

16. Employee Benefit Plans

Defined Contribution Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company contributed $0.2 million, $0.1 million, and $0.1 million to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes the funded status (unfunded liability) of the Partnerships in Care Pension Plan based upon actuarial valuations prepared as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Projected benefit obligation	$67,288	$64,162
Fair value of plan assets	58,493	53,462

Unfunded liability	$8,795	$10,700

The following table summarizes changes in the Partnerships in Care Pension Plan net pension liability as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Net pension liability at beginning of period	$10,700	$2,821
Employer contributions	(809)	(740)
Net pension expense (benefit)	426	339
Pension liability adjustment	(2,544)	8,781
Foreign currency translation gain (loss)	1,022	(501)

Net pension liability at end of period	$8,795	$10,700

A pension liability of $8.8 million and $10.7 million were recorded within other liabilities on the consolidated balance sheets as of December 31, 2017 and 2016. The following assumptions were used to determine the plan benefit obligation:

Discount rate	2.5%	2.7%
Compensation increase rate	2.3%	2.4%
Measurement date	December 31, 2017	December 31, 2016

A summary of the components of net pension plan expense for the year ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Interest cost on projected benefit obligation	$1,738	$1,964
Expected return on assets	(1,312)	(1,625)

Total pension plan expense (benefit)	$426	$339

Assumptions used to determine the net periodic pension plan expense for the year ended December 31, 2017 and 2016 were as follows:

	2017	2016
Discount rate	2.5%	2.7%
Expected long-term rate of return on plan assets	2.5%	2.7%

The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income. The accumulated other comprehensive income (loss) related to the Partnerships in Care Pension Plan for the years ended December 31, 2017, 2016 and 2015 was $(4.1) million ($(4.5) million net of taxes), $(7.4) million ($6.1 million net of taxes) and $2.6 million ($(1.7) million net of taxes), respectively.

The trustees of the Partnerships in Care Pension Plan are required to invest assets in the best interest of the Partnerships in Care Pension Plan’s members and also ensure liquid assets are available to make benefit payments as they become due. Performance of the Partnerships in Care Pension Plan’s assets are monitored quarterly, at a minimum, and asset allocations are adjusted as needed. The Partnerships in Care Pension Plan’s weighted-average asset allocations by asset category as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	0.7%	1.5%
U.K. government obligation	19.0%	14.5%
Annuity contracts	38.6%	41.6%
Equity securities	29.4%	26.3%
Debt securities	9.9%	12.1%
Other	2.4%	4.0%

As of December 31, 2017 and 2016, the Partnerships in Care Pension Plan cash and cash equivalents were classified as Level 1 in the GAAP fair value hierarchy. Fair values were based on utilizing quoted prices (unadjusted) in active markets for identical assets. The U.K. government obligations, annuity contracts, equity securities, debt securities and other investments were classified as Level 2 in the GAAP fair value hierarchy. Fair values were based on data points that are observable, such as quoted prices, interest rates and yield curves.

17. Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2015	$(66,206)	$—	$(2,164)	$(68,370)
Foreign currency translation loss	(40,103)	—	—	(40,103)
Pension liability adjustment, net of tax of $0.9 million	—	—	3,826	3,826

Balance at December 31, 2015	(106,309)	—	1,662	(104,647)
Foreign currency translation loss	(477,772)	—	—	(477,772)
Gain on derivative instruments, net of tax of $29.1 million	—	40,598	—	40,598
Pension liability adjustment, net of tax of $(1.3) million	—	—	(7,749)	(7,749)

Balance at December 31, 2016	(584,081)	40,598	(6,087)	(549,570)
Foreign currency translation gain	207,341	—	—	207,341
Loss on derivative instruments, net of tax of $(22.9) million	—	(33,431)	—	(33,431)
Pension liability adjustment, net of tax of $0.4 million	—	—	1,542	1,542

Balance at December 31, 2017	$(376,740)	$7,167	$(4,545)	$(374,118)

18. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2017 and 2016. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	(In thousands except per share amounts)
2017:
Revenue	$679,194	$715,896	$716,714		$724,512
Income from continuing operations before income taxes	$48,484	$66,216	$61,459		$60,639
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$34,958	$49,630	$45,618		$69,629	(1)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.40	$0.57	$0.52		$0.80	(1)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.40	$0.57	$0.52		$0.80	(1)
2016:
Revenue	$616,813	$756,548	$734,665		$702,888
Income from continuing operations before income taxes	$32,479	$73,852	$(115,814	)(2)	$42,438	(3)
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$25,688	$56,445	$(117,808	)(2)	$41,818	(3)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.31	$0.65	$(1.36	)(2)	$0.48	(3)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.31	$0.65	$(1.36	)(2)	$0.48	(3)

(1)	Includes a one-time tax benefit of $20.2 million on revaluation of deferred tax items pursuant to the enactment of the Tax Act.
(2)	Includes loss on divestiture of $174.7 million and debt extinguishment costs of $3.4 million, or $142.0 million net of taxes, in connection with the U.K. Divestiture and the repricing of our Tranche B-2 Facility.
(3)	Includes loss on divestiture of $4.0 million and debt extinguishment costs of $0.8 million, or $3.1 million net of taxes, in connection with the Company’s divestitures and the Refinancing Amendment.

19. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% senior notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$46,860	$20,430	$—	$67,290
Accounts receivable, net	—	230,890	66,035	—	296,925
Other current assets	—	85,746	21,589	—	107,335

Total current assets	—	363,496	108,054	—	471,550
Property and equipment, net	—	1,086,802	1,961,328	—	3,048,130
Goodwill	—	1,936,057	815,117	—	2,751,174
Intangible assets, net	—	57,628	29,720	—	87,348
Deferred tax assets – noncurrent	2,370	—	3,731	(2,370)	3,731
Derivative instruments	12,997	—	—	—	12,997
Investment in subsidiaries	5,429,386	—	—	(5,429,386)	—
Other assets	381,913	38,860	7,807	(379,008)	49,572

Total assets	$5,826,666	$3,482,843	$2,925,757	$(5,810,764)	$6,424,502

Current liabilities:
Current portion of long-term debt	$34,550	$—	$280	$—	$34,830
Accounts payable	—	70,767	31,532	—	102,299
Accrued salaries and benefits	—	69,057	29,990	—	99,047
Other accrued liabilities	36,196	27,676	77,341	—	141,213

Total current liabilities	70,746	167,500	139,143	—	377,389
Long-term debt	3,183,049	—	401,017	(379,008)	3,205,058
Deferred tax liabilities – noncurrent	—	27,975	54,728	(2,370)	80,333
Other liabilities	—	103,112	63,322	—	166,434

Total liabilities	3,253,795	298,587	658,210	(381,378)	3,829,214

Redeemable noncontrolling interests	—	—	22,417	—	22,417

Total equity	2,572,871	3,184,256	2,245,130	(5,429,386)	2,572,871

Total liabilities and equity	$5,826,666	$3,482,843	$2,925,757	$(5,810,764)	$6,424,502

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,746,656	$1,130,578	$—	$2,877,234
Provision for doubtful accounts	—	(35,636)	(5,282)	—	(40,918)

Revenue	—	1,711,020	1,125,296	—	2,836,316
Salaries, wages and benefits	23,467	902,180	610,513	—	1,536,160
Professional fees	—	93,991	102,232	—	196,223
Supplies	—	75,248	39,191	—	114,439
Rents and leases	—	33,365	43,410	—	76,775
Other operating expenses	—	217,900	113,927	—	331,827
Depreciation and amortization	—	66,482	76,528	—	143,010
Interest expense, net	61,872	81,274	32,861	—	176,007
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	11,236	13,031	—	24,267

Total expenses	86,149	1,481,676	1,031,693	—	2,599,518
(Loss) income from continuing operations before income taxes	(86,149)	229,344	93,603	—	236,798
Equity in earnings of subsidiaries	259,282	—	—	(259,282)	—
(Benefit from) provision for income taxes	(26,456)	69,882	(6,217)	—	37,209

Income (loss) from continuing operations	199,589	159,462	99,820	(259,282)	199,589
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	199,589	159,462	99,820	(259,282)	199,589
Net loss attributable to noncontrolling interests	—	—	246	—	246

Net income attributable to Acadia Healthcare Company, Inc.	$199,589	$159,462	$100,066	$(259,282)	$199,835

Other comprehensive income:
Foreign currency translation gain	—	—	207,341	—	207,341
Loss on derivative instruments	(33,431)	—	—	—	(33,431)
Pension liability adjustment, net	—	—	1,542	—	1,542

Other comprehensive income	(33,431)	—	208,883	—	175,452

Comprehensive income (loss)	$166,158	$159,462	$308,949	$(259,282)	$375,287

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,662,734	$1,190,089	$—	$2,852,823
Provision for doubtful accounts	—	(38,349)	(3,560)	—	(41,909)

Revenue	—	1,624,385	1,186,529	—	2,810,914
Salaries, wages and benefits	28,345	865,104	648,405	—	1,541,854
Professional fees	—	89,062	96,424	—	185,486
Supplies	—	76,246	41,179	—	117,425
Rents and leases	—	34,540	38,808	—	73,348
Other operating expenses	—	206,308	106,248	—	312,556
Depreciation and amortization	—	58,018	77,085	—	135,103
Interest expense, net	50,921	75,848	54,556	—	181,325
Debt extinguishment costs	4,253	—	—	—	4,253
Loss on divestiture	—	778	178,031	—	178,809
Gain on foreign currency derivatives	(523)	—	—	—	(523)
Transaction-related expenses	—	32,173	16,150	—	48,323

Total expenses	82,996	1,438,077	1,256,886	—	2,777,959
(Loss) income from continuing operations before income taxes	(82,996)	186,308	(70,357)	—	32,955
Equity in earnings of subsidiaries	65,560	—	—	(65,560)	—
(Benefit from) provision for income taxes	(21,612)	68,335	(17,944)	—	28,779

Income (loss) from continuing operations	4,176	117,973	(52,413)	(65,560)	4,176
Income from discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	4,176	117,973	(52,413)	(65,560)	4,176
Net loss attributable to noncontrolling interests	—	—	1,967	—	1,967

Net income attributable to Acadia Healthcare Company, Inc.	$4,176	$117,973	$(50,446)	$(65,560)	$6,143

Other comprehensive income:
Foreign currency translation loss	—	—	(477,772)	—	(477,772)
Gain on derivative instruments	40,598	—	—	—	40,598
Pension liability adjustment, net	—	—	(7,749)	—	(7,749)

Other comprehensive income	40,598	—	(485,521)	—	(444,923)

Comprehensive income (loss)	$44,774	$117,973	$(535,967)	$(65,560)	$(438,780)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,415,016	$414,603	$—	$1,829,619
Provision for doubtful accounts	—	(32,614)	(2,513)	—	(35,127)

Revenue	—	1,382,402	412,090	—	1,794,492
Salaries, wages and benefits	20,472	726,215	227,045	—	973,732
Professional fees	—	83,422	33,041	—	116,463
Supplies	—	65,077	15,586	—	80,663
Rents and leases	—	29,094	3,434	—	32,528
Other operating expenses	—	170,018	36,728	—	206,746
Depreciation and amortization	—	41,768	21,782	—	63,550
Interest expense, net	68,533	17,476	20,733	—	106,742
Debt extinguishment costs	10,818	—	—	—	10,818
Loss on foreign currency derivatives	1,926	—	—	—	1,926
Transaction-related expenses	—	24,914	11,657	—	36,571

Total expenses	101,749	1,157,984	370,006	—	1,629,739
(Loss) income from continuing operations before income taxes	(101,749)	224,418	42,084	—	164,753
Equity in earnings of subsidiaries	176,178	—	—	(176,178)	—
(Benefit from) provision for income taxes	(37,047)	85,765	4,670	—	53,388

Income (loss) from continuing operations	111,476	138,653	37,414	(176,178)	111,365
Income from discontinued operations, net of income taxes	—	111	—	—	111

Net income (loss)	111,476	138,764	37,414	(176,178)	111,476
Net loss attributable to noncontrolling interests	—	—	1,078	—	1,078

Net income attributable to Acadia Healthcare Company, Inc.	$111,476	$138,764	$38,492	$(176,178)	$112,554

Other comprehensive income:
Foreign currency translation loss	—	—	(40,103)	—	(40,103)
Pension liability adjustment, net	—	—	3,826	—	3,826

Other comprehensive income	—	—	(36,277)	—	(36,277)

Comprehensive income (loss)	$111,476	$138,764	$2,215	$(176,178)	$76,277

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$199,589	$159,462	$99,820	$(259,282)	$199,589
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(259,282)	—	—	259,282	—
Depreciation and amortization	—	66,482	76,528	—	143,010
Amortization of debt issuance costs	10,270	—	(415)	—	9,855
Equity-based compensation expense	23,467	—	—	—	23,467
Deferred income tax expense	1,236	28,882	1,254	—	31,372
Debt extinguishment costs	810	—	—	—	810
Other	4,189	2,498	4,725	—	11,412
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(21,791)	(6,779)	—	(28,570)
Other current assets	—	(6,429)	27,237	—	20,808
Other assets	24,549	(3,277)	101	(24,549)	(3,176)
Accounts payable and other accrued liabilities	—	4,909	(15,022)	—	(10,113)
Accrued salaries and benefits	—	(3,974)	(5,014)	—	(8,988)
Other liabilities	—	8,794	3,000	—	11,794

Net cash provided by (used in) continuing operating activities	4,828	235,556	185,435	(24,549)	401,270
Net cash used in discontinued operating activities	—	(1,693)	—	—	(1,693)

Net cash provided by (used in) operating activities	4,828	233,863	185,435	(24,549)	399,577
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(18,191)	—	(18,191)
Cash paid for capital expenditures	—	(161,312)	(112,865)	—	(274,177)
Cash paid for real estate acquisitions	—	(37,047)	(4,010)	—	(41,057)
Other	—	(7,944)	4,843	—	(3,101)

Net cash used in investing activities	—	(206,303)	(130,223)	—	(336,526)
Financing activities:
Principal payments on long-term debt	(34,550)	(14,250)	(10,554)	24,549	(34,805)
Repayment of long-term debt	(22,500)	—	—	—	(22,500)
Common stock withheld for minimum statutory taxes, net	(3,455)	—	—	—	(3,455)
Other	(539)	1,225	—	—	686
Cash provided by (used in) intercompany activity	56,216	16,644	(72,860)	—	—

Net cash (used in) provided by financing activities	(4,828)	3,619	(83,414)	24,549	(60,074)

Effect of exchange rate changes on cash	—	—	7,250	—	7,250

Net increase in cash and cash equivalents	—	31,179	(20,952)	—	10,227
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063

Cash and cash equivalents at end of the period	$—	$46,860	$20,430	$—	$67,290

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$111,476	$138,764	$37,414	$(176,178)	$111,476
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(176,178)	—	—	176,178	—
Depreciation and amortization	—	41,768	21,782	—	63,550
Amortization of debt issuance costs	7,147	—	(438)	—	6,709
Equity-based compensation expense	20,472	—	—	—	20,472
Deferred income tax (benefit) expense	617	42,246	750	—	43,613
Loss from discontinued operations, net of taxes	—	(111)	—	—	(111)
Debt extinguishment costs	10,818	—	—	—	10,818
Loss (gain) on foreign currency derivatives	1,926	—	—	—	1,926
Other	—	1,582	33	—	1,615
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(18,632)	(6,322)	—	(24,954)
Other current assets	—	(1,152)	(1,565)	—	(2,717)
Other assets	(1,100)	(8,567)	546	1,100	(8,021)
Accounts payable and other accrued liabilities	—	(7,583)	14,451	—	6,868
Accrued salaries and benefits	—	312	1,346	—	1,658
Other liabilities	—	9,350	(114)	—	9,236

Net cash (used in) provided by continuing operating activities	(24,822)	197,977	67,883	1,100	242,138
Net cash provided by discontinued operating activities	—	(1,735)	—	—	(1,735)

Net cash (used in) provided by operating activities	(24,822)	196,242	67,883	1,100	240,403
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(254,848)	(319,929)	—	(574,777)
Cash paid for capital expenditures	—	(172,329)	(103,718)	—	(276,047)
Cash paid for real estate acquisitions	—	(25,293)	(1,329)	—	(26,622)
Settlement of foreign currency derivatives	—	(1,926)	—	—	(1,926)
Other	—	(5,099)	—	—	(5,099)

Net cash used in investing activities	—	(459,495)	(424,976)	—	(884,471)
Financing activities:
Borrowings on long-term debt	1,150,000	—	—	—	1,150,000
Borrowings on revolving credit facility	468,000	—	—	—	468,000
Principal payments on revolving credit facility	(310,000)	—	—	—	(310,000)
Principal payments on long-term debt	(31,965)	—	(1,315)	1,315	(31,965)
Repayment of assumed debt	(904,467)	—	—	—	(904,467)
Repayment of long-term debt	(97,500)	—	—	—	(97,500)
Payment of debt issuance costs	(26,421)	—	—	—	(26,421)
Payment of premium on senior notes	(7,480)	—	—	—	(7,480)
Issuance of common stock, net	331,308	—	—	—	331,308
Common stock withheld for minimum statutory taxes, net	(7,762)	—	—	—	(7,762)
Excess tax benefit from equity awards	309	—	—	—	309
Other	—	(420)	—	—	(420)
Cash (used in) provided by intercompany activity	(539,200)	191,334	350,281	(2,415)	—

Net cash provided by (used in) financing activities	24,822	190,914	348,966	(1,100)	563,602

Effect of exchange rate changes on cash	—	(2,359)	—	—	(2,359)

Net (decrease) increase in cash and cash equivalents	—	(74,698)	(8,127)	—	(82,825)
Cash and cash equivalents at beginning of the period	—	76,685	17,355	—	94,040

Cash and cash equivalents at end of the period	$—	$1,987	$9,228	$—	$11,215

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ JOEY A. JACOBS
Joey A. Jacobs
Chairman of the Board and Chief Executive Officer

Dated: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEY A. JACOBS Joey A. Jacobs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2018

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018

/s/ E. PEROT BISSELL E. Perot Bissell	Director	February 27, 2018

/s/ CHRISTOPHER R. GORDON Christopher R. Gordon	Director	February 27, 2018

/s/ VICKY B. GREGG Vicky B. Gregg	Director	February 27, 2018

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 27, 2018

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 27, 2018

/s/ WILLIAM M. PETRIE William M. Petrie	Director	February 27, 2018

/s/ HARTLEY R. ROGERS Hartley R. Rogers	Director	February 27, 2018

/s/ REEVE B. WAUD Reeve B. Waud	Director	February 27, 2018