Form 10-Q
period 2018-03-31
Acadia Healthcare Company, Inc.
filed 2018-05-03
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

At May 3, 2018, there were 88,235,019 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,808	$67,290
Accounts receivable, net	325,148	296,925
Other current assets	120,937	107,335

Total current assets	503,893	471,550
Property and equipment, net	3,151,529	3,048,130
Goodwill	2,779,401	2,751,174
Intangible assets, net	91,036	87,348
Deferred tax assets	3,698	3,731
Derivative instrument assets	—	12,997
Other assets	55,172	49,572

Total assets	$6,584,729	$6,424,502

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$33,830	$34,830
Accounts payable	122,430	102,299
Accrued salaries and benefits	104,908	99,047
Other accrued liabilities	128,473	141,213

Total current liabilities	389,641	377,389
Long-term debt	3,208,088	3,205,058
Deferred tax liabilities	76,930	80,333
Derivative instrument liabilities	15,160	—
Other liabilities	168,633	166,434

Total liabilities	3,858,452	3,829,214
Redeemable noncontrolling interests	24,658	22,417
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,287,865 and 87,060,114 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	873	871
Additional paid-in capital	2,522,745	2,517,545
Accumulated other comprehensive loss	(301,391)	(374,118)
Retained earnings	479,392	428,573

Total equity	2,701,619	2,572,871

Total liabilities and equity	$6,584,729	$6,424,502

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$742,241	$689,341
Provision for doubtful accounts	—	(10,147)

Revenue	742,241	679,194
Salaries, wages and benefits (including equity-based compensation expense of $6,919 and $7,396, respectively)	411,528	376,421
Professional fees	54,018	43,409
Supplies	29,364	27,709
Rents and leases	20,288	18,971
Other operating expenses	88,231	83,711
Depreciation and amortization	39,773	33,613
Interest expense, net	45,243	42,757
Debt extinguishment costs	940	—
Transaction-related expenses	4,768	4,119

Total expenses	694,153	630,710

Income before income taxes	48,088	48,484
(Benefit from) provision for income taxes	(2,786)	13,711

Net income	50,874	34,773
Net (income) loss attributable to noncontrolling interests	(55)	185

Net income attributable to Acadia Healthcare Company, Inc.	$50,819	$34,958

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.58	$0.40

Diluted	$0.58	$0.40

Weighted-average shares outstanding:
Basic	87,121	86,762
Diluted	87,294	86,908

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$50,874	$34,773
Other comprehensive income:
Foreign currency translation gain	92,780	27,046
Loss on derivative instruments, net of tax of $(7.3) million and $(5.6) million, respectively	(20,053)	(5,868)

Other comprehensive income	72,727	21,178

Comprehensive income	123,601	55,951

Comprehensive (gain) loss attributable to noncontrolling interests	(55)	185

Comprehensive income attributable to Acadia Healthcare Company, Inc.	$123,546	$56,136

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	228	2	94	—	—	96
Common stock withheld for minimum statutory taxes	—	—	(2,126)	—	—	(2,126)
Equity-based compensation expense	—	—	6,919	—	—	6,919
Other comprehensive income	—	—	—	72,727	—	72,727
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	50,819	50,819

Balance at March 31, 2018	87,288	$873	$2,522,745	$(301,391)	$479,392	$2,701,619

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating activities:
Net income	$50,874	$34,773
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	39,773	33,613
Amortization of debt issuance costs	2,525	2,396
Equity-based compensation expense	6,919	7,396
Deferred income tax expense	1,897	2,007
Debt extinguishment costs	940	—
Other	1,043	3,825
Change in operating assets and liabilities:
Accounts receivable, net	(18,793)	(12,459)
Other current assets	(13,216)	5,886
Other assets	(1,268)	(1,710)
Accounts payable and other accrued liabilities	(3,368)	(16,993)
Accrued salaries and benefits	4,802	(3,437)
Other liabilities	509	2,142

Net cash provided by continuing operating activities	72,637	57,439
Net cash used in discontinued operating activities	(287)	(425)

Net cash provided by operating activities	72,350	57,014
Investing activities:
Cash paid for capital expenditures	(70,327)	(50,549)
Cash paid for real estate acquisitions	(4,293)	(2,495)
Other	(4,066)	(5,051)

Net cash used in investing activities	(78,686)	(58,095)
Financing activities:
Principal payments on long-term debt	—	(8,638)
Common stock withheld for minimum statutory taxes, net	(2,030)	(4,234)
Other	(2,704)	(865)

Net cash used in financing activities	(4,734)	(13,737)
Effect of exchange rate changes on cash	1,588	842

Net decrease in cash and cash equivalents	(9,482)	(13,976)
Cash and cash equivalents at beginning of the period	67,290	57,063

Cash and cash equivalents at end of the period	$57,808	$43,087

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At March 31, 2018, the Company operated 584 behavioral healthcare facilities with approximately 17,800 beds in 40 states, the U.K. and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Recently Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of ASU 2017-12 on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt ASU 2017-04 on January 1, 2018, and management does not anticipate a significant impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses treatment of how certain cash receipts and cash payments are presented and classified in the statement of cash flows to reduce the diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018. There is no significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. Management believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach. The alternative transition method eliminates the requirement to restate prior financial statements and requires the cumulative effect of the retrospective application to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. Management is currently evaluating which transition method the Company will adopt on January 1, 2019 and the impact ASU 2016-02 will have on the Company’s consolidated financial statements, internal controls, policies and procedures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 amends how entities recognize, measure, present and disclose certain financial assets and financial liabilities. It requires entities to measure equity investments (except for those accounted for under equity method) at fair value and recognize any changes in fair value in net income. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018. There is no significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2014-09 on January 1, 2018 as described in Note 3 – Revenue.

3.	Revenue

ASU 2014-09 requires companies to exercise more judgment and recognize revenue using a five-step process. The Company adopted ASU 2014-09 using the modified retrospective method for all contracts effective January 1, 2018 and is using a portfolio approach to group contracts with similar characteristics and analyze historical cash collections trends. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. Prior periods have not been adjusted. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue.

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the condensed consolidated statements of income. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the condensed consolidated balance sheets. The adoption of ASU 2014-09 did not have a significant impact on the Company’s condensed consolidated statements of income. The impact of adopting ASU 2014-09 on our condensed consolidated statements of income for the three months ended March 31, 2018 was as follows:

	As Reported	Prior to Adopting ASU 2014-09
Revenue before provision for doubtful accounts	$742,241	$750,501
Provision for doubtful accounts	—	(8,260)

Revenue	$742,241	$742,241

The Company evaluated the nature, amount, timing and uncertainty of revenue and cash flows using the five-step process provided within ASU 2014-09.

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each treatment is its own stand-alone contract.

Services ordered by a healthcare provider in an episode of care are not separately identifiable and therefore have been combined into a single performance obligation for each contract. The Company recognizes revenue as its performance obligations are completed. The performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits of the healthcare services provided. For inpatient services, the Company recognizes revenue equally over the patient stay on a daily basis. For outpatient services, the Company recognizes revenue equally over the number of treatments provided in a single episode of care. Typically, patients and third-party payors are billed within several days of the service being performed or the patient being discharged, and payments are due based on contract terms.

As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients typically are under no obligation to remain admitted in our facilities.

The Company disaggregates revenue from contracts with customers by service type and by payor within each of the Company’s segments.

U.S. Facilities

The Company’s facilities in the United States (the “U.S. Facilities”) and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services.

Acute inpatient psychiatric facilities. Acute inpatient psychiatric facilities provide a high level of care in order to stabilize patients that are either a threat to themselves or to others. The acute setting provides 24-hour observation, daily intervention and monitoring by psychiatrists.

Specialty treatment facilities. Specialty treatment facilities include residential recovery facilities, eating disorder facilities and comprehensive treatment centers. The Company provides a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Inpatient, including detoxification and rehabilitation, partial hospitalization and outpatient treatment programs give patients access to the least restrictive level of care.

Residential treatment centers. Residential treatment centers treat patients with behavioral disorders in a non-hospital setting, including outdoor programs. The facilities balance therapy activities with social, academic and other activities.

Outpatient community-based services. Outpatient community-based programs are designed to provide therapeutic treatment to children and adolescents who have a clinically-defined emotional, psychiatric or chemical dependency disorder while enabling the youth to remain at home and within their community.

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2018	2017
Acute inpatient psychiatric facilities	$195,891	$184,687
Specialty treatment facilities	184,535	175,197
Residential treatment centers	71,557	69,287
Outpatient community-based services	10,422	11,052

Revenue	$462,405	$440,223

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three months ended March 31, 2018 was not significant.

The Company derives a significant portion of its revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s inpatient facilities and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $11.8 million and $9.0 million at March 31, 2018 and December 31, 2017, respectively, and were included in other current assets in the condensed consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements were not significant for the three months ended March 31, 2018 and 2017.

Management believes that we comply in all material respects with applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $2.0 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue generated by each payor type (in thousands):

	Three Months Ended March 31,
	2018	2017
Commercial	$137,619	$139,455
Medicare	67,271	67,840
Medicaid	213,279	190,834
Self-Pay	36,907	43,682
Other	7,329	8,553

Revenue before provision for doubtful accounts	462,405	450,364
Provision for doubtful accounts	—	(10,141)

Revenue	$462,405	$440,223

U.K. Facilities

The Company’s facilities located in the United Kingdom (the “U.K. Facilities”) and services can generally be classified into the following categories: healthcare facilities, education and children’s services, adult care facilities and elderly care facilities.

Healthcare facilities. Healthcare facilities provide psychiatric treatment and nursing for sufferers of mental disorders, including for patients whose risk of harm to others and risk of escape from hospitals cannot be managed safely within other mental health settings. In order to manage the risks involved with treating patients, the facility is managed through the application of a range of security measures depending on the level of dependency and risk exhibited by the patient.

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

Adult care facilities. Adult care focuses on care of individuals with a variety of learning difficulties, mental health illnesses and adult autism spectrum disorders. It also includes long-term, short-term and respite nursing care to high-dependency elderly individuals who are physically frail or suffering from dementia. Care is provided in a number of settings, including in residential care homes and through supported living.

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2018	2017
Healthcare facilities	$154,800	$132,098
Education and Children’s Services	49,333	39,697
Adult Care facilities	75,703	67,176

Revenue	$279,836	$238,971

The Company receives payments from approximately 500 public funded sources in the U.K. (including the National Health Service (“NHS”), Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales) and individual patients and clients. The Company determines the transaction price based on established billing rates by payor and is reduced by implicit price concessions. Implicit price concessions are insignificant in our U.K. Facilities. There is no significant variable consideration in our U.K. Facilities’ contracts. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The following table presents revenue generated by each payor type (in thousands):

	Three Months Ended March 31,
	2018	2017
U.K. public funded sources	$253,294	$215,465
Self-Pay	25,068	22,201
Other	1,474	1,311

Revenue before provision for doubtful accounts	279,836	238,977
Provision for doubtful accounts	—	(6)

Revenue	$279,836	$238,971

The Company’s contract liabilities primarily consist of unearned revenue in our U.K. Facilities. A summary of the activity in unearned revenue in the U.K. Facilities is as follows (in thousands):

Balance at December 31, 2017	$30,812
Payments received	45,349
Revenue recognized	(38,908)
Foreign currency translation gain	1,155

Balance at March 31, 2018	$38,408

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$50,819	$34,958

Denominator:
Weighted average shares outstanding for basic earnings per share	87,121	86,762
Effect of dilutive instruments	173	146

Shares used in computing diluted earnings per common share	87,294	86,908

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.58	$0.40

Diluted	$0.58	$0.40

Approximately 2.0 million and 1.2 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

5.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)

	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,798	12,266	—	—
Trade names	61,413	60,586	—	—
Certificates of need	16,825	14,496	—	—

	91,036	87,348	—	—

Total	$94,283	$90,595	$(3,247)	$(3,247)

All the Company’s defined-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6.	Property and Equipment

Property and equipment consists of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land	$466,913	$450,342
Building and improvements	2,475,543	2,370,918
Equipment	440,189	400,596
Construction in progress	165,720	173,693

	3,548,365	3,395,549
Less accumulated depreciation	(396,836)	(347,419)

Property and equipment, net	$3,151,529	$3,048,130

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$380,000	$380,000
Senior Secured Term B Loans	1,398,400	1,398,400
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	21,920	21,920
Less: unamortized debt issuance costs, discount and premium	(48,402)	(50,432)

	3,241,918	3,239,888
Less: current portion	(33,830)	(34,830)

Long-term debt	$3,208,088	$3,205,058

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

On May 10, 2017, the Company entered into a Third Repricing Amendment (the “Third Repricing Amendment”) to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Term Loan B facility Tranche B-1 (the “Tranche B-1 Facility”) and the Term Loan B facility Tranche B-2 (the “Tranche B-2 Facility”) from 3.00% to 2.75% in the case of Eurodollar Rate loans and from 2.00% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

On March 22, 2018, the Company entered into a Second Repricing Facilities Amendment (the “Second Repricing Facilities Amendment”) to the Amended and Restated Credit Agreement. The Second Repricing Facilities Amendment (i) replaced the Tranche B-1 Facility and the Tranche B-2 Facility with a new Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) and a new Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”), respectively, and (ii) reduced the Applicable Rate from 2.75% to 2.50% in the case of Eurodollar Rate loans and reduced the Applicable Rate from 1.75% to 1.50% in the case of Base Rate Loans.

On March 29, 2018, the Company entered into a Third Repricing Facilities Amendment to the Amended and Restated Credit Agreement (the “Third Repricing Facilities Amendment”, and together with the Second Repricing Facilities Amendment, the “Repricing Facilities Amendments”). The Third Repricing Facilities Amendment replaced the existing revolving credit facility and Term Loan A facility (“TLA Facility”) with a new revolving credit facility and TLA Facility, respectively. The Company’s line of credit on its revolving credit facility remains at $500.0 million and the Third Repricing Facility Amendment reduced the size of the TLA Facility from $400.0 million to $380.0 million to reflect the then current outstanding principal. The Third Repricing Facilities Amendment reduced the Applicable Rate by 25 basis points for the revolving credit facility and the TLA Facility by amending the definition of “Applicable Rate.”

In connection with the Repricing Facilities Amendments, the Company recorded a debt extinguishment charge of $0.9 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

The Company had $495.8 million of availability under the revolving line of credit and had standby letters of credit outstanding of $4.2 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for June 30, 2018 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At March 31, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At March 31, 2018, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At March 31, 2018 and December 31, 2017, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

8.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2018, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,236,556 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $6.9 million and $7.4 million in equity-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was $62.5 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

At March 31, 2018, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $1.9 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2017 and 2018 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,000,946	$49.42	7.80	$8,166
Options granted	259,300	42.25	9.30	205
Options exercised	(87,367)	25.92	N/A	1,636
Options cancelled	(198,313)	54.71	N/A	N/A

Options outstanding at December 31, 2017	974,566	47.89	7.46	3,802
Options granted	323,500	37.46	7.86	112
Options exercised	(4,689)	20.60	N/A	97
Options cancelled	(36,475)	51.41	N/A	N/A

Options outstanding at March 31, 2018	1,256,902	$45.17	7.60	$2,730

Options exercisable at December 31, 2017	405,634	$41.20	6.05	$3,549

Options exercisable at March 31, 2018	538,884	$44.41	6.27	$2,485

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Weighted average grant-date fair value of options	$13.66	$14.39
Risk-free interest rate	2.2%	2.0%
Expected volatility	37%	33%
Expected life (in years)	5.1	5.5

The Company’s estimate of expected volatility for stock options is based upon the volatility of our stock price over the expected life of the award. The risk-free interest rate is the approximate yield on U. S. Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

Other Stock-Based Awards

Restricted stock activity during 2017 and 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	844,419	$55.76
Granted	404,224	42.38
Cancelled	(145,981)	55.03
Vested	(292,794)	53.07

Unvested at December 31, 2017	809,868	$50.19
Granted	370,162	36.67
Cancelled	(30,177)	50.52
Vested	(197,992)	53.66

Unvested at March 31, 2018	951,861	$44.20

Restricted stock unit activity during 2017 and 2018 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67

Unvested at December 31, 2017	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,713)	55.44
Vested	(72,983)	49.64

Unvested at March 31, 2018	484,111	$44.52

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets and, in the case of the 2018 awards, Company performance compared to peers. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the two- or three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. Additionally, the number of shares issuable pursuant to restricted stock units granted during 2018 is subject to adjustment based on the Company’s three-year annualized total stockholder return relative to a peer group consisting of S&P 1500 companies within the Healthcare Providers & Services 6 digit GICS industry group and selected other companies deemed to be peers. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets and, for 2018 awards, performance compared to peers.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.

9.	Income Taxes

The (benefit from) provision for income taxes for the three months ended March 31, 2018 and 2017 reflects effective tax rates of (5.8)% and 28.3%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 was primarily attributable to the application of Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and a discrete benefit of $10.5 million recorded in the three months ended March 31, 2018 related to a change in the Company’s provisional amount recorded at December 31, 2017.

The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, which changed how the Company accounts for share-based awards for tax purposes. Income tax effects of share-based awards are recognized in the income statement, instead of through equity, when the awards vest. These changes resulted in an increase in our income tax provision of $1.5 million and $1.7 million, or an increase in the effective tax rate of 3.1% and 3.6%, for the three months ended March 31, 2018 and 2017, respectively.

U.S. Tax Reform

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

Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“ASC 740”) requires the Company to recognize the effect of tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which will allow the Company to record provisional amounts during a measurement period similarly to the measurement period used when accounting for business combinations. The Company will continue to assess the impact of the Tax Act on its business and consolidated financial statements.

At March 31, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Act. The Company has recognized a cumulative provisional amount of $19.3 million at March 31, 2018 related to the remeasurement of our deferred tax balance. In addition, the Company has recorded a one-time transition tax lability in relation to its foreign subsidiaries of $0.0 million at March 31, 2018. The amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation is finalized.

Provisional Amounts

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result of the reduction in the corporate income tax rate, the Company is required to revalue its net deferred tax assets and liabilities to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset or liability as a one-time non-cash charge or benefit on its income statement. However, the Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company has recognized a cumulative provisional amount of $19.3 million at March 31, 2018 related to the remeasurement of our deferred tax balance.

U.S. Tax on Foreign Earnings

The one-time transition tax is based on total post-1986 earnings and profits that the Company previously deferred from U.S. income taxes. The Company has made sufficient progress on the earnings and profits analysis for its foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and has recorded a provisional amount of $0.0 million at March 31, 2018. This amount may change when the Company finalizes the calculation of post -1986 foreign earnings and profit. As part of our analysis of the Tax Act, the Company made an adjustment regarding the treatment of foreign dividends of $10.9 million during the three months ended March 31, 2018. The change in the provisional estimate recorded at December 31, 2017 was recognized under the law that existed prior to December 22, 2017.

The Company has estimated the impacts for Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, the Base Erosion and Anti-Abuse Tax and any remaining impacts of the foreign income provisions of the Tax Act. The Company has made sufficient progress to reasonably estimate the effects of the aforementioned items and has recorded a provisional amount of $0.0 million at March 31, 2018.

10.	Derivatives

The Company entered into foreign currency forward contracts during the three months ended March 31, 2018 and 2017 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2017 and the three months ended March 31, 2018 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives of $15.2 million is recorded as derivative instruments liabilities on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds and derivative instruments at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Amended and Restated Senior Credit Facility	$1,750,391	$1,749,185	$1,750,391	$1,749,185
6.125% Senior Notes due 2021	$148,234	$148,098	$149,716	$150,134
5.125% Senior Notes due 2022	$296,364	$296,174	$296,364	$296,914
5.625% Senior Notes due 2023	$642,233	$641,891	$650,261	$651,519
6.500% Senior Notes due 2024	$382,507	$382,251	$397,807	$397,541
9.0% and 9.5% Revenue Bonds	$22,188	$22,289	$22,188	$22,289
Derivative instrument (liabilities) assets	$(15,160)	$12,997	$(15,160)	$12,997

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

12.	Commitments and Contingencies

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

Legal Proceedings

The Company is, from time to time, subject to various claims, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. In the opinion of management, the Company is not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations.

13.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in non-wholly owned subsidiaries the Company controls. At March 31, 2018, certain of these non-wholly owned subsidiaries operated three facilities. The Company owns between 60% and 75% of the equity interests in the entity that owns each facility, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2017	$22,417
Acquisition of redeemable noncontrolling interests	2,186
Net income attributable to noncontrolling interests	55

Balance at March 31, 2018	$24,658

14.	Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Other receivables	$32,867	$30,455
Prepaid expenses	28,930	27,320
Insurance receivable-current portion	17,588	17,588
Income taxes receivable	24,405	15,056
Workers’ compensation deposits – current portion	10,000	10,000
Inventory	4,772	4,787
Other	2,375	2,129

Other current assets	$120,937	$107,335

15.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Unearned income	$38,956	$31,342
Accrued expenses	35,955	37,268
Insurance liability – current portion	22,788	22,788
Accrued interest	12,257	36,370
Income taxes payable	4,439	1,012
Accrued property taxes	3,666	3,945
Other	10,412	8,488

Other accrued liabilities	$128,473	$141,213

16.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. and its facilities in the U.K. separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At March 31, 2018, the U.S. Facilities included 212 behavioral healthcare facilities with approximately 9,000 beds in 40 states and Puerto Rico, and the U.K. Facilities included 372 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
U.S. Facilities	$462,405	$440,223
U.K. Facilities	279,836	238,971
Corporate and Other	—	—

	$742,241	$679,194

Segment EBITDA (1):
U.S. Facilities	$117,124	$112,145
U.K. Facilities	51,152	44,186
Corporate and Other	(22,545)	(19,962)

	$145,731	$136,369

	Three Months Ended March 31,
	2018	2017
Segment EBITDA (1)	$145,731	$136,369
Plus (less):
Equity-based compensation expense	(6,919)	(7,396)
Transaction-related expenses	(4,768)	(4,119)
Debt extinguishment costs	(940)	—
Interest expense, net	(45,243)	(42,757)
Depreciation and amortization	(39,773)	(33,613)

Income before income taxes	$48,088	$48,484

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2018	$2,042,592	$708,582	$—	$2,751,174
Foreign currency translation gain	—	27,465	—	27,465
Prior year purchase price adjustments	—	762	—	762

Balance at March 31, 2018	$2,042,592	$736,809	$—	$2,779,401

	March 31, 2018	December 31, 2017
Assets (2):
U.S. Facilities	$3,635,834	$3,567,126
U.K. Facilities	2,765,246	2,647,150
Corporate and Other	183,649	210,226

	$6,584,729	$6,424,502

(1)	Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, transaction-related expenses, debt extinguishment costs, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(2)	Assets include property and equipment for the U.S. Facilities of $1.2 billion, U.K. Facilities of $1.9 billion and corporate and other of $49.1 million at March 31, 2018. Assets include property and equipment for the U.S. Facilities of $1.2 billion, U.K. Facilities of $1.8 billion and corporate and other of $49.2 million at December 31, 2017.

17.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2017	$(376,740)	$7,167	$(4,545)	$(374,118)
Foreign currency translation gain	92,954	—	(174)	92,780
Loss on derivative instruments, net of tax of $(7.3) million	—	(20,053)	—	(20,053)

Balance at March 31, 2018	$(283,786)	$(12,886)	$(4,719)	$(301,391)

18.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$25,212	$32,596	$—	$57,808
Accounts receivable, net	—	251,938	73,210	—	325,148
Other current assets	—	93,378	27,559	—	120,937

Total current assets	—	370,528	133,365	—	503,893
Property and equipment, net	—	1,113,401	2,038,128	—	3,151,529
Goodwill	—	1,936,057	843,344	—	2,779,401
Intangible assets, net	—	58,285	32,751	—	91,036
Deferred tax assets	1,427	—	3,698	(1,427)	3,698
Investment in subsidiaries	5,590,670	—	—	(5,590,670)	—
Other assets	355,984	44,507	7,453	(352,772)	55,172

Total assets	$5,948,081	$3,522,778	$3,058,739	$(5,944,869)	$6,584,729

Current liabilities:
Current portion of long-term debt	$33,550	$—	$280	$—	$33,830
Accounts payable	—	78,622	43,808	—	122,430
Accrued salaries and benefits	—	74,265	30,643	—	104,908
Other accrued liabilities	11,572	29,302	87,599	—	128,473

Total current liabilities	45,122	182,189	162,330	—	389,641
Long-term debt	3,186,180	—	374,680	(352,772)	3,208,088
Deferred tax liabilities	—	21,772	56,585	(1,427)	76,930
Derivative instrument liabilities	15,160	—	—	—	15,160
Other liabilities	—	103,280	65,353	—	168,633

Total liabilities	3,246,462	307,241	658,948	(354,199)	3,858,452

Redeemable noncontrolling interests	—	—	24,658	—	24,658

Total equity	2,701,619	3,215,537	2,375,133	(5,590,670)	2,701,619

Total liabilities and equity	$5,948,081	$3,522,778	$3,058,739	$(5,944,869)	$6,584,729

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$46,860	$20,430	$—	$67,290
Accounts receivable, net	—	230,890	66,035	—	296,925
Other current assets	—	85,746	21,589	—	107,335

Total current assets	—	363,496	108,054	—	471,550
Property and equipment, net	—	1,086,802	1,961,328	—	3,048,130
Goodwill	—	1,936,057	815,117	—	2,751,174
Intangible assets, net	—	57,628	29,720	—	87,348
Deferred tax assets	2,370	—	3,731	(2,370)	3,731
Derivative instruments assets	12,997	—	—	—	12,997
Investment in subsidiaries	5,429,386	—	—	(5,429,386)	—
Other assets	381,913	38,860	7,807	(379,008)	49,572

Total assets	$5,826,666	$3,482,843	$2,925,757	$(5,810,764)	$6,424,502

Current liabilities:
Current portion of long-term debt	$34,550	$—	$280	$—	$34,830
Accounts payable	—	70,767	31,532	—	102,299
Accrued salaries and benefits	—	69,057	29,990	—	99,047
Other accrued liabilities	36,196	27,676	77,341	—	141,213

Total current liabilities	70,746	167,500	139,143	—	377,389
Long-term debt	3,183,049	—	401,017	(379,008)	3,205,058
Deferred tax liabilities	—	27,975	54,728	(2,370)	80,333
Other liabilities	—	103,112	63,322	—	166,434

Total liabilities	3,253,795	298,587	658,210	(381,378)	3,829,214

Redeemable noncontrolling interests	—	—	22,417	—	22,417

Total equity	2,572,871	3,184,256	2,245,130	(5,429,386)	2,572,871

Total liabilities and equity	$5,826,666	$3,482,843	$2,925,757	$(5,810,764)	$6,424,502

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$435,625	$306,616	$—	$742,241

Salaries, wages and benefits	6,919	239,052	165,557	—	411,528
Professional fees	—	24,271	29,747	—	54,018
Supplies	—	18,712	10,652	—	29,364
Rents and leases	—	8,239	12,049	—	20,288
Other operating expenses	—	56,170	32,061	—	88,231
Depreciation and amortization	—	18,172	21,601	—	39,773
Interest expense, net	14,617	23,584	7,042	—	45,243
Debt extinguishment costs	940	—	—	—	940
Transaction-related expenses	—	4,009	759	—	4,768

Total expenses	22,476	392,209	279,468	—	694,153
(Loss) income before income taxes	(22,476)	43,416	27,148	—	48,088
Equity in earnings of subsidiaries	67,598	—	—	(67,598)	—
(Benefit from) provision for income taxes	(5,752)	(123)	3,089	—	(2,786)

Net income (loss)	50,874	43,539	24,059	(67,598)	50,874
Net gain attributable to noncontrolling interests	—	—	(55)	—	(55)

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$50,874	$43,539	$24,004	$(67,598)	$50,819

Other comprehensive (loss) income:
Foreign currency translation gain	—	—	92,780	—	92,780
Loss on derivative instruments	(20,053)	—	—	—	(20,053)

Other comprehensive (loss) income	(20,053)	—	92,780	—	72,727

Comprehensive income (loss)	$30,821	$43,539	$116,784	$(67,598)	$123,546

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$426,796	$262,545	$—	$689,341
Provision for doubtful accounts	—	(9,214)	(933)	—	(10,147)

Revenue	—	417,582	261,612	—	679,194
Salaries, wages and benefits	7,396	224,430	144,595	—	376,421
Professional fees	—	22,074	21,335	—	43,409
Supplies	—	18,609	9,100	—	27,709
Rents and leases	—	8,511	10,460	—	18,971
Other operating expenses	—	55,031	28,680	—	83,711
Depreciation and amortization	—	15,551	18,062	—	33,613
Interest expense, net	15,368	18,485	8,904	—	42,757
Transaction-related expenses	—	1,438	2,681	—	4,119

Total expenses	22,764	364,129	243,817	—	630,710
(Loss) income before income taxes	(22,764)	53,453	17,795	—	48,484
Equity in earnings of subsidiaries	46,553	—	—	(46,553)	—
(Benefit from) provision for income taxes	(10,984)	21,070	3,625	—	13,711

Net income (loss)	34,773	32,383	14,170	(46,553)	34,773
Net loss attributable to noncontrolling interests	—	—	185	—	185

Net income (loss) attributable to Acadia Healthcare Company, Inc.	$34,773	$32,383	$14,355	$(46,553)	$34,958

Other comprehensive (loss) income:
Foreign currency translation gain	—	—	27,046	—	27,046
Loss on derivative instruments	(5,868)	—	—	—	(5,868)

Other comprehensive (loss) income	(5,868)	—	27,046	—	21,178

Comprehensive income (loss)	$28,905	$32,383	$41,401	$(46,553)	$56,136

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$50,874	$43,539	$24,059	$(67,598)	$50,874
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(67,598)	—	—	67,598	—
Depreciation and amortization	—	18,172	21,601	—	39,773
Amortization of debt issuance costs	2,626	—	(101)	—	2,525
Equity-based compensation expense	6,919	—	—	—	6,919
Deferred income tax (benefit) expense	942	1,104	(149)	—	1,897
Debt extinguishment costs	940	—	—	—	940
Other	794	315	(66)	—	1,043
Change in operating assets and liabilities:
Accounts receivable, net	—	(21,049)	2,256	—	(18,793)
Other current assets	—	(7,980)	(5,236)	—	(13,216)
Other assets	4,432	(1,305)	37	(4,432)	(1,268)
Accounts payable and other accrued liabilities	—	(11,417)	8,049	—	(3,368)
Accrued salaries and benefits	—	5,208	(406)	—	4,802
Other liabilities	—	1,204	(695)	—	509

Net cash (used in) provided by continuing operating activities	(71)	27,791	49,349	(4,432)	72,637
Net cash used in discontinued operating activities	—	(287)	—	—	(287)

Net cash (used in) provided by operating activities	(71)	27,504	49,349	(4,432)	72,350
Investing activities:
Cash paid for capital expenditures	—	(40,879)	(29,448)	—	(70,327)
Cash paid for real estate acquisitions	—	(4,293)	—	—	(4,293)
Other	—	(4,799)	733	—	(4,066)

Net cash used in investing activities	—	(49,971)	(28,715)	—	(78,686)
Financing activities:
Principal payments on long-term debt	—	(169)	(4,263)	4,432	—
Common stock withheld for minimum statutory taxes, net	(2,030)	—	—	—	(2,030)
Other	(1,742)	(962)	—	—	(2,704)
Cash provided by (used in) intercompany activity	3,843	1,950	(5,793)	—	—

Net provided by (used in) in financing activities	71	819	(10,056)	4,432	(4,734)

Effect of exchange rate changes on cash	—	—	1,588	—	1,588

Net (decrease) increase in cash and cash equivalents	—	(21,648)	12,166	—	(9,482)
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290

Cash and cash equivalents at end of the period	$—	$25,212	$32,596	$—	$57,808

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
Change in operating assets and liabilities:
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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;

•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;

•	our ability to implement our business strategies in the U.S. and the U.K. and adapt to the regulatory and business environment in the U.K.;

•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally following the referendum in the U.K. on June 23, 2016, in which voters approved an exit from the European Union, or Brexit;

•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD following the Brexit vote;

•	the impact of payments received from the government and third-party payors on our revenue and results of operations including the significant dependence of our U.K. facilities on payments received from the NHS;

•	our ability to recruit and retain quality psychiatrists and other physicians;

•	the impact of competition for staffing on our labor costs and profitability;

•	the impact of increases to our labor costs in the U.S. and the U.K.;

•	the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;

•	our restrictive covenants, which may restrict our business and financing activities;

•	our ability to make payments on our financing arrangements;

•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;

•	compliance with laws and government regulations;

•	the impact of claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employee related claims;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;

•	the impact of our highly competitive industry on patient volumes;

•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;

•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•	our potential inability to extend leases at expiration;

•	the impact of controls designed to reduce inpatient services on our revenue;

•	the impact of different interpretations of accounting principles on our results of operations or financial condition;

•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;

•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;

•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;

•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;

•	our ability to cultivate and maintain relationships with referral sources;

•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;

•	changes in interpretations, assumptions and expectations regarding the Tax Act, including additional guidance that may be issued by federal and state taxing authorities;

•	failure to maintain effective internal control over financial reporting;

•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;

•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;

•	the impact of value-based purchasing programs on our revenue; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2018, we operated 584 behavioral healthcare facilities with approximately 17,800 beds in 40 states, the U.K. and Puerto Rico. During the three months ended March 31, 2018, we added 121 beds, including 57 added to existing facilities and 64 added through the opening of one de novo facility. For the year ended December 31, 2018, we expect to add more than 800 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the U.S. and the U.K. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S and U.K. though acquisitions, joint ventures and bed additions in existing facilities.

Acquisitions

On November 13, 2017, we completed the acquisition of Aspire, an education facility with 36 beds located in Scotland, for cash consideration of approximately $21.3 million.

Revenue

In May 2014, the FASB and the International Accounting Standards Board issued ASU 2014-09. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted ASU 2014-09 using the modified retrospective method effective January 1, 2018. As a result of certain changes required by ASU 2014-09, the majority of our provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the condensed consolidated statements of income. The adoption of ASU 2014-09 did not have a significant impact on our consolidated financial statements.

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) publicly funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales) and (v) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Commercial	$137,619	29.8%	$139,455	31.0%
Medicare	67,271	14.5%	67,840	15.0%
Medicaid	213,279	46.1%	190,834	42.4%
Self-Pay	36,907	8.0%	43,682	9.7%
Other	7,329	1.6%	8,553	1.9%

Revenue before provision for doubtful accounts	462,405	100.0%	450,364	100.0%
Provision for doubtful accounts	—		(10,141)

Revenue	$462,405		$440,223

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
U.K. public funded sources	$253,294	90.5%	$215,465	90.2%
Self-Pay	25,068	9.0%	22,201	9.3%
Other	1,474	0.5%	1,311	0.5%

Revenue before provision for doubtful accounts	279,836	100.0%	238,977	100.0%
Provision for doubtful accounts	—		(6)

Revenue	$279,836		$238,971

The following tables present a summary of our aging of accounts receivable at March 31, 2018 and December 31, 2017:

March 31, 2018

	Current	30-90	90-150	>150	Total
Commercial	17.4%	7.1%	2.7%	6.0%	33.2%
Medicare	9.8%	1.4%	0.4%	1.0%	12.6%
Medicaid	21.6%	6.0%	3.1%	5.8%	36.5%
U.K. public funded sources	3.1%	6.1%	0.2%	0.0%	9.4%
Self-Pay	1.6%	1.8%	1.2%	2.9%	7.5%
Other	0.3%	0.3%	0.1%	0.1%	0.8%

Total	53.8%	22.7%	7.7%	15.8%	100.0%

December 31, 2017

	Current	30-90	90-150	>150	Total
Commercial	15.3%	8.7%	3.2%	6.9%	34.1%
Medicare	9.4%	1.6%	0.5%	1.1%	12.6%
Medicaid	19.8%	6.4%	2.5%	5.2%	33.9%
U.K. public funded sources	7.0%	3.4%	0.2%	0.0%	10.6%
Self-Pay	1.8%	1.4%	1.4%	3.2%	7.8%
Other	0.3%	0.3%	0.2%	0.2%	1.0%

Total	53.6%	21.8%	8.0%	16.6%	100.0%

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$742,241		$689,341
Provision for doubtful accounts	—		(10,147)

Revenue	742,241	100.0%	679,194	100.0%
Salaries, wages and benefits	411,528	55.4%	376,421	55.4%
Professional fees	54,018	7.3%	43,409	6.4%
Supplies	29,364	4.0%	27,709	4.1%
Rents and leases	20,288	2.7%	18,971	2.8%
Other operating expenses	88,231	11.9%	83,711	12.3%
Depreciation and amortization	39,773	5.4%	33,613	4.9%
Interest expense	45,243	6.1%	42,757	6.3%
Debt extinguishment costs	940	0.1%	—	—%
Transaction-related expenses	4,768	0.6%	4,119	0.6%

Total expenses	694,153	93.5%	630,710	92.8%

Income before income taxes	48,088	6.5%	48,484	7.2%
(Benefit from) provision for income taxes	(2,786)	(0.4)%	13,711	2.0%

Net income	$50,874	6.9%	$34,773	5.2%

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue. Revenue increased $63.0 million, or 9.3%, to $742.2 million for the three months ended March 31, 2018 from $679.2 million for the three months ended March 31, 2017 resulting from total facility revenue growth of 4.8% and the increase in the exchange rate between USD and GBP of $29.5 million. Same-facility revenue increased by $37.5 million, or 5.6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, resulting from same-facility growth in patient days of 2.0% and an increase in same-facility revenue per day of 3.5%. Consistent with the same-facility patient day growth in 2017, the growth in same-facility patient days for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $411.5 million for the three months ended March 31, 2018 compared to $376.4 million for the three months ended March 31, 2017, an increase of $35.1 million. SWB expense included $6.9 million and $7.4 million of equity-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. Excluding equity-based compensation expense, SWB expense was $404.6 million, or 54.5% of revenue, for the three months ended March 31, 2018, compared to $369.0 million, or 54.3% of revenue, for the three months ended March 31, 2017. Same-facility SWB expense was $366.1 million for the three months ended March 31, 2018, or 51.6% of revenue, compared to $348.4 million for the three months ended March 31, 2017, or 51.8% of revenue.

Professional fees. Professional fees were $54.0 million for the three months ended March 31, 2018, or 7.3% of revenue, compared to $43.4 million for the three months ended March 31, 2017, or 6.4% of revenue. The $10.6 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Same-facility professional fees were $46.0 million for the three months ended March 31, 2018, or 6.4% of revenue, compared to $38.9 million, for the three months ended March 31, 2017, or 5.8% of revenue.

Supplies. Supplies expense was $29.4 million for the three months ended March 31, 2018, or 4.0% of revenue, compared to $27.7 million for the three months ended March 31, 2017, or 4.1% of revenue. Same-facility supplies expense was $27.3 million for the three months ended March 31, 2018, or 3.9% of revenue, compared to $26.7 million for the three months ended March 31, 2017, or 4.0% of revenue.

Rents and leases. Rents and leases were $20.3 million for the three months ended March 31, 2018, or 2.7% of revenue, compared to $19.0 million for the three months ended March 31, 2017, or 2.8% of revenue. Same-facility rents and leases were $16.2 million for the three months ended March 31, 2018, or 2.3% of revenue, compared to $16.2 million for the three months ended March 31, 2017, or 2.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $88.2 million for the three months ended March 31, 2018, or 11.9% of revenue, compared to $83.7 million for the three months ended March 31, 2017, or 12.3% of revenue. Same-facility other operating expenses were $82.2 million for the three months ended March 31, 2018, or 11.6% of revenue, compared to $81.5 million for the three months ended March 31, 2017, or 12.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $39.8 million for the three months ended March 31, 2018, or 5.4% of revenue, compared to $33.6 million for the three months ended March 31, 2017, or 4.9% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures and real estate acquisitions during 2017 and 2018.

Interest expense. Interest expense was $45.2 million for the three months ended March 31, 2018 compared to $42.8 million for the three months ended March 31, 2017. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt slightly offset by the lower interest rates in connection with amendments to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the three months ended March 31, 2018 represent $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Transaction-related expenses. Transaction-related expenses were $4.8 million for the three months ended March 31, 2018 compared to $4.1 million for the three months ended March 31, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions and related integrated efforts, as summarized below (in thousands):

	Three Months Ended March 31,
	2018	2017
Legal, accounting and other costs	$1,414	$1,486
Severance and contract termination costs	3,354	2,633

	$4,768	$4,119

(Benefit from) provision for income taxes. For the three months ended March 31, 2018, the (benefit from) provision for income taxes was $(2.8) million, reflecting an effective tax rate of (5.8)%, compared to $13.7 million, reflecting an effective tax rate of 28.3%, for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 was primarily attributable to the application of the Tax Act and a discrete benefit of $10.5 million recorded in the three months ended March 31, 2018 related to a change in the provisional amount recorded at December 31, 2017.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2018 was $72.6 million compared to $57.4 million for the three months ended March 31, 2017. The increase in cash provided by continuing operating activities was primarily attributable to the growth in same-facility operations. Days sales outstanding were 40 days at March 31, 2018 compared to 38 days at December 31, 2017. At March 31, 2018 and December 31, 2017, we had working capital of $114.3 million and $94.2 million, respectively.

Cash used in investing activities for the three months ended March 31, 2018 was $78.7 million compared to $58.1 million for the three months ended March 31, 2017. Cash used in investing activities for the three months ended March 31, 2018 primarily consisted of $70.3 million of cash paid for capital expenditures and $4.3 million of cash paid for real estate. Cash paid for capital expenditures for the three months ended March 31, 2018 consisted of $18.1 million of routine capital expenditures and $52.2 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.4% of revenue for the three months ended March 31, 2018. Cash used in investing activities for the three months ended March 31, 2017 primarily consisted of $50.5 million of cash paid for capital expenditures and $2.5 million of cash paid for real estate acquisitions.

Cash used in financing activities for the three months ended March 31, 2018 was $4.7 million compared to cash used in financing activities of $13.7 million for the three months ended March 31, 2017. Cash used in financing activities for the three months ended March 31, 2018 consisted of common stock withheld for minimum statutory taxes of $2.0 million and other of $2.7 million. Cash used in financing activities for the three months ended March 31, 2017 primarily consisted of principal payments on long-term debt of $8.6 million and common stock withheld for minimum statutory taxes of $4.2 million.

We had total available cash and cash equivalents of $57.8 million and $67.3 million at March 31, 2018 and December 31, 2017, respectively, of which approximately $32.6 million and $20.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. While we are still evaluating the full impact of the Tax Act on the Company, we expect the substantial reduction of the federal corporate tax rate to benefit our financial results and cash flow in future periods. We believe the change will not result in a U.S. tax liability on those foreign earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated.

Amended and Restated Senior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the SEC.

On May 10, 2017, we entered into a Third Repricing Amendment to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-1 Facility and the Tranche B-2 Facility from 3.0% to 2.75% in the case of Eurodollar Rate loans and from 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

On March 22, 2018, we entered into a Second Repricing Facilities Amendment to the Amended and Restated Credit Agreement. The Second Repricing Facilities Amendment (i) replaced the Tranche B-1 Facility and the Tranche B-2 Facility with a new Tranche B-3 Facility and a new Tranche B-4 Facility, respectively, and (ii) reduced the Applicable Rate from 2.75% to 2.50% in the case of Eurodollar Rate loans and reduced the Applicable Rate from 1.75% to 1.50% in the case of Base Rate Loans.

On March 29, 2018, we entered into a Third Repricing Facilities Amendment to the Amended and Restated Credit Agreement. The Third Repricing Facilities Amendment replaced the existing revolving credit facility and TLA Facility with a new revolving credit facility and TLA Facility, respectively. Our line of credit on the revolving credit facility remains at $500.0 million and the Third Repricing Facility Amendment reduced the size of the TLA Facility from $400.0 million to $380.0 million to reflect the then current outstanding principal. The Third Repricing Facilities Amendment reduced the Applicable Rate for the revolving credit facility and the TLA Facility by amending the definition of “Applicable Rate” and replacing the rate table therein with the table set forth below.

In connection with the Repricing Facilities Amendments, we recorded a debt extinguishment charge of $0.9 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of income.

We had $495.8 million of availability under the revolving line of credit and had standby letters of credit outstanding of $4.2 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for June 30, 2018 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, we made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At March 31, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

The interest rates and the unused line fee on unused commitments related to the Pro Rata Facilities are based upon the following pricing tiers:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 3.50:1.0	1.50%	0.50%	0.20%
2	>3.50:1.0 but < 4.00:1.0	1.75%	0.75%	0.25%
3	>4.00:1.0 but < 4.50:1.0	2.00%	1.00%	0.30%
4	>4.50:1.0 but < 5.25:1.0	2.25%	1.25%	0.35%
5	>5.25:1.0	2.50%	1.50%	0.40%

Eurodollar Rate Loans with respect to the Tranche B-3 Facility bear interest at the Tranche B-3 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Tranche B-3 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-3 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. The Tranche B-4 Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Applicable Rate (as defined in the Amended and Restated Credit Agreement) plus the Eurodollar Rate (subject to a floor of 0.75% and based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%.

The lenders who provided the Tranche B-3 Facility and Tranche B-4 Facility are not entitled to benefit from our maintenance of its financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain its financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the Tranche B-3 Facility or Tranche B-4 Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

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

At March 31, 2018, we were in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At March 31, 2018 and December 31, 2017, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2018 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$201,631	$562,840	$2,870,032	$458,597	$4,093,100
Operating leases	71,750	128,627	109,042	846,095	1,155,514
Purchase and other obligations (b)	4,177	7,453	33,195	26,837	71,662

Total obligations and commitments	$277,558	$698,920	$3,012,269	$1,331,529	$5,320,276

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2018.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

At March 31, 2018, we had standby letters of credit outstanding of $4.2 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2018 was composed of $1.5 billion of fixed-rate debt and $1.7 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.44% higher rate on our variable rate debt) would decrease our net income and cash flows by $6.1 million on an annual basis based upon our borrowing level at March 31, 2018.

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $10.4 million on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, subject to various claims, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. In the opinion of management, we are not currently a party to any proceeding that would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risks, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	—
February 1 – February 28	32,598	37.58	—	—
March 1 – March 31	15,315	41.61	—	—

Total	47,913

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	Second Refinancing Facilities Amendment, dated March 22, 2018, to the Amended and Restated Credit Agreement, dated December 31, 2012 (as amended, restated or otherwise modified to date), by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company, the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto. (2)

10.2	Third Refinancing Facilities Amendment, dated March 29, 2018, to the Amended and Restated Credit Agreement, dated December 31, 2012 (as amended, restated or otherwise modified to date), by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company, the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto. (3)

10.3*	Form of Restricted Stock Agreement pursuant to the Incentive Compensation Plan.

10.4*	Form of Restricted Stock Unit Agreement pursuant to the Incentive Compensation Plan.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 27, 2018 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 2, 2018 (File No. 001-35331).
*	Filed herewith.
**	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: May 3, 2018