Form 10-Q
period 2018-06-30
Acadia Healthcare Company, Inc.
filed 2018-07-31
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At July 31, 2018, there were 88,274,373 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$79,463	$67,290
Accounts receivable, net	329,256	296,925
Other current assets	80,503	107,335
Total current assets	489,222	471,550
Property and equipment, net	3,103,331	3,048,130
Goodwill	2,739,303	2,751,174
Intangible assets, net	91,566	87,348
Deferred tax assets	3,664	3,731
Derivative instrument assets	24,989	12,997
Other assets	51,072	49,572
Total assets	$6,503,147	$6,424,502

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$33,264	$34,830
Accounts payable	130,228	102,299
Accrued salaries and benefits	102,840	99,047
Other accrued liabilities	127,786	141,213
Total current liabilities	394,118	377,389
Long-term debt	3,187,788	3,205,058
Deferred tax liabilities	78,340	80,333
Other liabilities	160,809	166,434
Total liabilities	3,821,055	3,829,214
Redeemable noncontrolling interests	28,791	22,417
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,330,276 and 87,060,114 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	873	871
Additional paid-in capital	2,530,083	2,517,545
Accumulated other comprehensive loss	(415,883)	(374,118)
Retained earnings	538,228	428,573
Total equity	2,653,301	2,572,871
Total liabilities and equity	$6,503,147	$6,424,502

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$765,738	$725,643	$1,507,979	$1,414,984
Provision for doubtful accounts	—	(9,747)	—	(19,894)
Revenue	765,738	715,896	1,507,979	1,395,090
Salaries, wages and benefits (including equity-based compensation expense of $7,129, $7,436, $14,048 and $14,832, respectively)	416,741	383,595	828,269	760,016
Professional fees	53,461	46,321	107,479	89,730
Supplies	30,133	28,639	59,497	56,348
Rents and leases	20,236	19,435	40,524	38,406
Other operating expenses	87,282	83,122	175,513	166,833
Depreciation and amortization	39,928	35,201	79,701	68,814
Interest expense, net	45,812	43,505	91,055	86,262
Debt extinguishment costs	—	810	940	810
Transaction-related expenses	2,887	9,052	7,655	13,171
Total expenses	696,480	649,680	1,390,633	1,280,390
Income before income taxes	69,258	66,216	117,346	114,700
Provision for income taxes	10,368	16,578	7,582	30,289
Net income	58,890	49,638	109,764	84,411
Net (income) loss attributable to noncontrolling interests	(54)	(8)	(109)	177
Net income attributable to Acadia Healthcare Company, Inc.	$58,836	$49,630	$109,655	$84,588
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.67	$0.57	$1.26	$0.97
Diluted	$0.67	$0.57	$1.26	$0.97
Weighted-average shares outstanding:
Basic	87,303	86,954	87,205	86,859
Diluted	87,467	87,080	87,351	86,997

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$58,890	$49,638	$109,764	$84,411
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(143,599)	92,076	(50,819)	119,122
Gain (loss) on derivative instruments, net of tax of $10.5 million, $(6.5) million, $3.2 million and $(12.1) million, respectively	29,107	(9,084)	9,054	(14,952)
Other comprehensive (loss) income	(114,492)	82,992	(41,765)	104,170
Comprehensive (loss) income	(55,602)	132,630	67,999	188,581
Comprehensive (gain) loss attributable to noncontrolling interests	(54)	(8)	(109)	177
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(55,656)	$132,622	$67,890	$188,758

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	270	2	222	—	—	224
Common stock withheld for minimum statutory taxes	—	—	(2,358)	—	—	(2,358)
Equity-based compensation expense	—	—	14,048	—	—	14,048
Other comprehensive loss	—	—	—	(41,765)	—	(41,765)
Other	—	—	626	—	—	626
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	109,655	109,655
Balance at June 30, 2018	87,330	$873	$2,530,083	$(415,883)	$538,228	$2,653,301

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating activities:
Net income	$109,764	$84,411
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	79,701	68,814
Amortization of debt issuance costs	5,124	4,845
Equity-based compensation expense	14,048	14,832
Deferred income taxes	(3,978)	17,096
Debt extinguishment costs	940	810
Other	1,040	6,558
Change in operating assets and liabilities:
Accounts receivable, net	(26,104)	(22,404)
Other current assets	9,953	20,457
Other assets	2,761	1,809
Accounts payable and other accrued liabilities	21,066	(4,893)
Accrued salaries and benefits	4,364	(9,157)
Other liabilities	(793)	5,257
Net cash provided by continuing operating activities	217,886	188,435
Net cash used in discontinued operating activities	(572)	(829)
Net cash provided by operating activities	217,314	187,606
Investing activities:
Cash paid for capital expenditures	(161,555)	(117,521)
Cash paid for real estate acquisitions	(8,857)	(22,850)
Other	(3,337)	(5,938)
Net cash used in investing activities	(173,749)	(146,309)
Financing activities:
Principal payments on long-term debt	(23,246)	(17,275)
Common stock withheld for minimum statutory taxes, net	(2,134)	(3,678)
Other	(5,172)	(2,270)
Net cash used in financing activities	(30,552)	(23,223)
Effect of exchange rate changes on cash	(840)	4,297
Net increase in cash and cash equivalents	12,173	22,371
Cash and cash equivalents at beginning of the period	67,290	57,063
Cash and cash equivalents at end of the period	$79,463	$79,434

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At June 30, 2018, the Company operated 585 behavioral healthcare facilities with approximately 17,900 beds in 40 states, the U.K. and Puerto Rico.

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

In January 2017, the FASB issued ASU 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt ASU 2017-04 on January 1, 2018, and there was no significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. Management believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases. Management is currently evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements, internal controls, policies and procedures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 amends how entities recognize, measure, present and disclose certain financial assets and financial liabilities. It requires entities to measure equity investments (except for those accounted for under equity method) at fair value and recognize any changes in fair value in net income. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018. There was no significant impact on the Company’s consolidated financial statements.

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

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the condensed consolidated statements of income. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the condensed consolidated balance sheets. The adoption of ASU 2014-09 did not have a significant impact on the Company’s condensed consolidated statements of income. The impact of adopting ASU 2014-09 on the condensed consolidated statements of income for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	Prior to Adopting ASU 2014-09	As Reported	Prior to Adopting ASU 2014-09
Revenue before provision for doubtful accounts	$765,738	$775,203	$1,507,979	$1,525,704
Provision for doubtful accounts	—	(9,465)	—	(17,725)
Revenue	$765,738	$765,738	$1,507,979	$1,507,979

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

U.S. Facilities

The Company’s facilities in the United States (the “U.S. Facilities”) and services provided by the U.S. Facilities can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services.

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Acute inpatient psychiatric facilities	$203,535	$193,989	$399,426	$378,676
Specialty treatment facilities	192,894	182,748	377,429	357,945
Residential treatment centers	74,133	73,180	145,690	142,467
Outpatient community-based services	10,908	11,497	21,330	22,549
Revenue	$481,470	$461,414	$943,875	$901,637

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three and six months ended June 30, 2018 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $12.2 million and $9.0 million at June 30, 2018 and December 31, 2017, respectively, and were included in other current assets in the condensed consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements were not significant for the three and six months ended June 30, 2018.

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

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $1.2 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively. The cost of providing charity care services were $2.8 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue generated by each payor type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial	$147,279	$149,493	$284,898	$288,948
Medicare	69,508	71,559	136,779	139,399
Medicaid	225,567	197,279	438,846	388,113
Self-Pay	33,379	43,561	70,286	87,243
Other	5,737	9,269	13,066	17,822
Revenue before provision for doubtful accounts	481,470	471,161	943,875	921,525
Provision for doubtful accounts	—	(9,747)	—	(19,888)
Revenue	$481,470	$461,414	$943,875	$901,637

U.K. Facilities

The Company’s facilities located in the United Kingdom (the “U.K. Facilities”) and services provided by the U.K. Facilities can generally be classified into the following categories: healthcare facilities, education and children’s services, adult care facilities and elderly care facilities.

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Healthcare facilities	$159,060	$141,187	$313,860	$273,285
Education and Children’s Services	49,310	42,199	98,643	81,896
Adult Care facilities	75,898	71,096	151,601	138,272
Revenue	$284,268	$254,482	$564,104	$493,453

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

The following table presents revenue generated by each payor type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.K. public funded sources	$256,881	$226,380	$510,175	$441,845
Self-Pay	27,272	23,889	52,340	46,090
Other	115	4,213	1,589	5,524
Revenue before provision for doubtful accounts	284,268	254,482	564,104	493,459
Provision for doubtful accounts	—	—	—	(6)
Revenue	$284,268	$254,482	$564,104	$493,453

The Company’s contract liabilities primarily consist of unearned revenue in our U.K. Facilities and are included in other accrued liabilities on the condensed consolidated balance sheets. A summary of the activity in unearned revenue in the U.K. Facilities is as follows (in thousands):

Balance at December 31, 2017	$30,812
Payments received	84,541
Revenue recognized	(82,580)
Foreign currency translation loss	(1,340)
Balance at June 30, 2018	$31,433

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$58,836	$49,630	$109,655	$84,588
Denominator:
Weighted average shares outstanding for basic earnings per share	87,303	86,954	87,205	86,859
Effect of dilutive instruments	164	126	146	138
Shares used in computing diluted earnings per common share	87,467	87,080	87,351	86,997
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.67	$0.57	$1.26	$0.97
Diluted	$0.67	$0.57	$1.26	$0.97

Approximately 1.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three months ended June 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive. Approximately 2.0 million and 1.1 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

5.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)
	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,772	12,266	—	—
Trade names	61,960	60,586	—	—
Certificates of need	16,834	14,496	—	—
	91,566	87,348	—	—
Total	$94,813	$90,595	$(3,247)	$(3,247)

All the Company’s defined-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6.	Property and Equipment

Property and equipment consists of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$451,264	$450,342
Building and improvements	2,440,139	2,370,918
Equipment	438,033	400,596
Construction in progress	195,697	173,693
	3,525,133	3,395,549
Less accumulated depreciation	(421,802)	(347,419)
Property and equipment, net	$3,103,331	$3,048,130

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$375,250	$380,000
Senior Secured Term B Loans	1,379,904	1,398,400
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	21,920	21,920
Less: unamortized debt issuance costs, discount and premium	(46,022)	(50,432)
	3,221,052	3,239,888
Less: current portion	(33,264)	(34,830)
Long-term debt	$3,187,788	$3,205,058

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

The Company had $495.0 million of availability under the revolving line of credit and had standby letters of credit outstanding of $5.0 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for September 30, 2018 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the

Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At June 30, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At June 30, 2018, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At June 30, 2018 and December 31, 2017, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

8	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2018, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,221,669 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $7.1 million and $7.4 million in equity-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $14.0 million and $14.8 million for the six months ended June 30, 2018 and 2017. At June 30, 2018, there was $56.5 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

At June 30, 2018, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $1.9 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $3.8 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2017 and 2018 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,000,946	$49.42	7.80	$8,166
Options granted	259,300	42.25	9.30	205
Options exercised	(87,367)	25.92	N/A	1,636
Options cancelled	(198,313)	54.71	N/A	N/A
Options outstanding at December 31, 2017	974,566	47.89	7.46	3,802
Options granted	353,800	37.36	7.85	137
Options exercised	(8,689)	25.87	N/A	134
Options cancelled	(86,112)	51.97	N/A	N/A
Options outstanding at June 30, 2018	1,233,565	$44.70	7.42	$2,764
Options exercisable at December 31, 2017	405,634	$41.20	6.05	$3,549
Options exercisable at June 30, 2018	541,589	$44.53	6.11	$2,494

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Weighted average grant-date fair value of options	$13.61	$14.39
Risk-free interest rate	2.2%	2.0%
Expected volatility	38%	33%
Expected life (in years)	5.0	5.5

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

Other Stock-Based Awards

Restricted stock activity during 2017 and 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	844,419	$55.76
Granted	404,224	42.38
Cancelled	(145,981)	55.03
Vested	(292,794)	53.07
Unvested at December 31, 2017	809,868	$50.19
Granted	441,837	36.51
Cancelled	(58,217)	49.25
Vested	(245,814)	53.44
Unvested at June 30, 2018	947,674	$43.03

Restricted stock unit activity during 2017 and 2018 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67
Unvested at December 31, 2017	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at June 30, 2018	484,111	$44.52

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

The provision for income taxes for the three months ended June 30, 2018 and 2017 reflects effective tax rates of 15.0% and 25.0%, respectively. The provision for income taxes for the six months ended June 30, 2018 and 2017 reflects effective tax rates of 6.5% and 26.4%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2018 and 2017 was primarily attributable to the application of Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and a discrete benefit of $10.5 million recorded in the six months ended June 30, 2018 related to a change in the Company’s provisional amount recorded at December 31, 2017.

The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, which changed how the Company accounts for share-based awards for tax purposes. Income tax effects of share-based awards are recognized in the income statement, instead of through equity, when the awards vest. These changes resulted in an increase in our income tax provision of $1.6 million and $1.7 million, or an increase in the effective tax rate of 1.4% and 1.5% for the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company has recognized a cumulative provisional amount of $19.3 million at June 30, 2018 related to the remeasurement of its deferred tax balance. In addition, the Company has recorded a one-time transition tax lability in relation to its foreign subsidiaries of $0.0 million at June 30, 2018. The amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation is finalized.

Provisional Amounts

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result of the reduction in the corporate income tax rate, the Company is required to revalue its net deferred tax assets and liabilities to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset or liability as a one-time non-cash charge or benefit on its income statement. However, the Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company has recognized a cumulative provisional amount of $19.3 million at June 30, 2018 related to the remeasurement of its deferred tax balance.

U.S. Tax on Foreign Earnings

The one-time transition tax is based on total post-1986 earnings and profits that the Company previously deferred from U.S. income taxes. The Company has made sufficient progress on the earnings and profits analysis for its foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and has recorded a provisional amount of $0.0 million at June 30, 2018. This amount may change when the Company finalizes the calculation of post-1986 foreign earnings and profit. As part of the analysis of the Tax Act, the Company made an adjustment regarding the treatment of foreign dividends of $10.9 million during the six months ended June 30, 2018. The change in the provisional estimate recorded at December 31, 2017 was recognized under the law that existed prior to December 22, 2017.

The Company has estimated the impacts for Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, the Base Erosion and Anti-Abuse Tax and any remaining impacts of the foreign income provisions of the Tax Act. The Company has made sufficient progress to reasonably estimate the effects of the aforementioned items and has recorded a provisional amount of $0.0 million at June 30, 2018.

10.	Derivatives

The Company entered into foreign currency forward contracts during the three and six months ended June 30, 2018 and 2017 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2017 and the six months ended June 30, 2018 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives of $25.0 million is recorded as derivative instrument assets on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds and derivative instruments at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Amended and Restated Senior Credit Facility	$1,728,688	$1,749,185	$1,728,688	$1,749,185
6.125% Senior Notes due 2021	$148,373	$148,098	$149,857	$150,134
5.125% Senior Notes due 2022	$296,555	$296,174	$295,814	$296,914
5.625% Senior Notes due 2023	$642,580	$641,891	$647,399	$651,519
6.500% Senior Notes due 2024	$382,769	$382,251	$392,338	$397,541
9.0% and 9.5% Revenue Bonds	$22,087	$22,289	$22,087	$22,289
Derivative instrument assets	$24,989	$12,997	$24,989	$12,997

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

Professional and General Liability

A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $3.0 million per claim and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in non-wholly owned subsidiaries the Company controls. At June 30, 2018, certain of these non-wholly owned subsidiaries operated four facilities. The Company owns between 60% and 80% of the equity interests in the entity that owns each facility, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2017	$22,417
Contribution of redeemable noncontrolling interests	6,265
Net income attributable to noncontrolling interests	109
Balance at June 30, 2018	$28,791

14.	Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$28,379	$27,320
Other receivables	29,791	30,455
Workers’ compensation deposits – current portion	10,000	10,000
Inventory	4,733	4,787
Income taxes receivable	3,885	15,056
Insurance receivable-current portion	1,688	17,588
Other	2,027	2,129
Other current assets	$80,503	$107,335

15.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued interest	$33,156	$36,370
Unearned income	32,362	31,342
Accrued expenses	32,113	37,268
Income taxes payable	8,966	1,012
Insurance liability – current portion	6,888	22,788
Accrued property taxes	4,530	3,945
Other	9,771	8,488
Other accrued liabilities	$127,786	$141,213

16.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. and its facilities in the U.K. separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At June 30, 2018, the U.S. Facilities segment included 213 behavioral healthcare facilities with approximately 9,100 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 372 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
U.S. Facilities	$481,470	$461,414	$943,875	$901,637
U.K. Facilities	284,268	254,482	564,104	493,453
Corporate and Other	—	—	—	—
	$765,738	$715,896	$1,507,979	$1,395,090
Segment EBITDA (1):
U.S. Facilities	$130,002	$128,361	$247,126	$240,506
U.K. Facilities	54,194	52,090	105,346	96,276
Corporate and Other	(19,182)	(18,231)	(41,727)	(38,193)
	$165,014	$162,220	$310,745	$298,589

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment EBITDA (1)	$165,014	$162,220	$310,745	$298,589
Plus (less):
Equity-based compensation expense	(7,129)	(7,436)	(14,048)	(14,832)
Transaction-related expenses	(2,887)	(9,052)	(7,655)	(13,171)
Debt extinguishment costs	—	(810)	(940)	(810)
Interest expense, net	(45,812)	(43,505)	(91,055)	(86,262)
Depreciation and amortization	(39,928)	(35,201)	(79,701)	(68,814)
Income before income taxes	$69,258	$66,216	$117,346	$114,700

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2018	$2,042,592	$708,582	$—	$2,751,174
Increase from contribution of redeemable noncontrolling interests	2,244	—	—	2,244
Foreign currency translation loss	—	(14,877)	—	(14,877)
Prior year purchase price adjustments	—	762	—	762
Balance at June 30, 2018	$2,044,836	$694,467	$—	$2,739,303

	June 30, 2018	December 31, 2017
Assets (2):
U.S. Facilities	$3,694,600	$3,567,126
U.K. Facilities	2,599,911	2,647,150
Corporate and Other	208,636	210,226
	$6,503,147	$6,424,502

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

(2)

Assets include property and equipment for the U.S. Facilities of $1.3 billion, U.K. Facilities of $1.8 billion and corporate and other of $50.4 million at June 30, 2018. Assets include property and equipment for the U.S. Facilities of $1.2 billion, U.K. Facilities of $1.8 billion and corporate and other of $49.2 million at December 31, 2017.

17.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2017	$(376,740)	$7,167	$(4,545)	$(374,118)
Foreign currency translation (loss) gain	(50,916)	—	97	(50,819)
Gain on derivative instruments, net of tax of $3.2 million	—	9,054	—	9,054
Balance at June 30, 2018	$(427,656)	$16,221	$(4,448)	$(415,883)

18.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$59,979	$19,484	$—	$79,463
Accounts receivable, net	—	253,954	75,302	—	329,256
Other current assets	—	56,961	23,542	—	80,503
Total current assets	—	370,894	118,328	—	489,222
Property and equipment, net	—	1,161,630	1,941,701	—	3,103,331
Goodwill	—	1,936,056	803,247	—	2,739,303
Intangible assets, net	—	58,295	33,271	—	91,566
Deferred tax assets	931	—	3,664	(931)	3,664
Derivative instruments assets	24,989	—	—	—	24,989
Investment in subsidiaries	5,515,341	—	—	(5,515,341)	—
Other assets	343,990	41,952	6,127	(340,997)	51,072
Total assets	$5,885,251	$3,568,827	$2,906,338	$(5,857,269)	$6,503,147

Current liabilities:
Current portion of long-term debt	$32,984	$—	$280	$—	$33,264
Accounts payable	—	86,317	43,911	—	130,228
Accrued salaries and benefits	—	73,543	29,297	—	102,840
Other accrued liabilities	32,985	31,526	63,275	—	127,786
Total current liabilities	65,969	191,386	136,763	—	394,118
Long-term debt	3,165,981	—	362,804	(340,997)	3,187,788
Deferred tax liabilities	—	25,311	53,960	(931)	78,340
Other liabilities	—	104,283	56,526	—	160,809
Total liabilities	3,231,950	320,980	610,053	(341,928)	3,821,055
Redeemable noncontrolling interests	—	—	28,791	—	28,791
Total equity	2,653,301	3,247,847	2,267,494	(5,515,341)	2,653,301
Total liabilities and equity	$5,885,251	$3,568,827	$2,906,338	$(5,857,269)	$6,503,147

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$453,782	$311,956	$—	$765,738
Salaries, wages and benefits	7,129	239,999	169,613	—	416,741
Professional fees	—	24,677	28,784	—	53,461
Supplies	—	19,292	10,841	—	30,133
Rents and leases	—	8,311	11,925	—	20,236
Other operating expenses	—	55,258	32,024	—	87,282
Depreciation and amortization	—	18,611	21,317	—	39,928
Interest expense, net	15,465	23,602	6,745	—	45,812
Transaction-related expenses	—	2,671	216	—	2,887
Total expenses	22,594	392,421	281,465	—	696,480
(Loss) income before income taxes	(22,594)	61,361	30,491	—	69,258
Equity in earnings of subsidiaries	75,752	—	—	(75,752)	—
(Benefit from) provision for income taxes	(5,732)	11,442	4,658	—	10,368
Net income (loss)	58,890	49,919	25,833	(75,752)	58,890
Net gain attributable to noncontrolling interests	—	—	(54)	—	(54)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$58,890	$49,919	$25,779	$(75,752)	$58,836
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(143,599)	—	(143,599)
Gain on derivative instruments	29,107	—	—	—	29,107
Other comprehensive (loss) income	29,107	—	(143,599)	—	(114,492)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$87,997	$49,919	$(117,820)	$(75,752)	$(55,656)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$444,718	$280,925	$—	$725,643
Provision for doubtful accounts	—	(8,483)	(1,264)	—	(9,747)
Revenue	—	436,235	279,661	—	715,896
Salaries, wages and benefits	7,436	225,775	150,384	—	383,595
Professional fees	—	23,337	22,984	—	46,321
Supplies	—	19,050	9,589	—	28,639
Rents and leases	—	8,501	10,934	—	19,435
Other operating expenses	—	54,488	28,634	—	83,122
Depreciation and amortization	—	16,404	18,797	—	35,201
Interest expense, net	15,091	19,265	9,149	—	43,505
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	2,570	6,482	—	9,052
Total expenses	23,337	369,390	256,953	—	649,680
(Loss) income before income taxes	(23,337)	66,845	22,708	—	66,216
Equity in earnings of subsidiaries	61,453	—	—	(61,453)	—
(Benefit from) provision for income taxes	(11,522)	23,852	4,248	—	16,578
Net income (loss)	49,638	42,993	18,460	(61,453)	49,638
Net loss attributable to noncontrolling interests	—	—	(8)	—	(8)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$49,638	$42,993	$18,452	$(61,453)	$49,630
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	92,076	—	92,076
Loss on derivative instruments	(9,084)	—	—	—	(9,084)
Other comprehensive (loss) income	(9,084)	—	92,076	—	82,992
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$40,554	$42,993	$110,528	$(61,453)	$132,622

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$889,407	$618,572	$—	$1,507,979
Salaries, wages and benefits	14,048	479,051	335,170	—	828,269
Professional fees	—	48,948	58,531	—	107,479
Supplies	—	38,004	21,493	—	59,497
Rents and leases	—	16,550	23,974	—	40,524
Other operating expenses	—	111,428	64,085	—	175,513
Depreciation and amortization	—	36,783	42,918	—	79,701
Interest expense, net	30,082	47,186	13,787	—	91,055
Debt extinguishment costs	940	—	—	—	940
Transaction-related expenses	—	6,680	975	—	7,655
Total expenses	45,070	784,630	560,933	—	1,390,633
(Loss) income before income taxes	(45,070)	104,777	57,639	—	117,346
Equity in earnings of subsidiaries	143,350	—	—	(143,350)	—
(Benefit from) provision for income taxes	(11,484)	11,319	7,747	—	7,582
Net income (loss)	109,764	93,458	49,892	(143,350)	109,764
Net gain attributable to noncontrolling interests	—	—	(109)	—	(109)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$109,764	$93,458	$49,783	$(143,350)	$109,655
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(50,819)	—	(50,819)
Gain on derivative instruments	9,054	—	—	—	9,054
Other comprehensive (loss) income	9,054	—	(50,819)	—	(41,765)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$118,818	$93,458	$(1,036)	$(143,350)	$67,890

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$871,514	$543,470	$—	$1,414,984
Provision for doubtful accounts	—	(17,697)	(2,197)	—	(19,894)
Revenue	—	853,817	541,273	—	1,395,090
Salaries, wages and benefits	14,832	450,205	294,979	—	760,016
Professional fees	—	45,411	44,319	—	89,730
Supplies	—	37,659	18,689	—	56,348
Rents and leases	—	17,012	21,394	—	38,406
Other operating expenses	—	109,519	57,314	—	166,833
Depreciation and amortization	—	31,955	36,859	—	68,814
Interest expense, net	30,459	37,750	18,053	—	86,262
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	4,008	9,163	—	13,171
Total expenses	46,101	733,519	500,770	—	1,280,390
(Loss) income before income taxes	(46,101)	120,298	40,503	—	114,700
Equity in earnings of subsidiaries	108,006	—	—	(108,006)	—
(Benefit from) provision for income taxes	(22,506)	44,922	7,873	—	30,289
Net income (loss)	84,411	75,376	32,630	(108,006)	84,411
Net loss attributable to noncontrolling interests	—	—	177	—	177
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$84,411	$75,376	$32,807	$(108,006)	$84,588
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	119,122	—	119,122
Loss on derivative instruments	(14,952)	—	—	—	(14,952)
Other comprehensive (loss) income	(14,952)	—	119,122	—	104,170
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$69,459	$75,376	$151,929	$(108,006)	$188,758

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$109,764	$93,458	$49,892	$(143,350)	$109,764
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(143,350)	—	—	143,350	—
Depreciation and amortization	—	36,783	42,918	—	79,701
Amortization of debt issuance costs	5,326	—	(202)	—	5,124
Equity-based compensation expense	14,048	—	—	—	14,048
Deferred income taxes	1,438	(5,843)	427	—	(3,978)
Debt extinguishment costs	940	—	—	—	940
Other	240	1,149	(349)	—	1,040
Change in operating assets and liabilities:
Accounts receivable, net	—	(23,064)	(3,040)	—	(26,104)
Other current assets	—	12,197	(2,244)	—	9,953
Other assets	4,514	2,689	72	(4,514)	2,761
Accounts payable and other accrued liabilities	—	27,859	(6,793)	—	21,066
Accrued salaries and benefits	—	4,487	(123)	—	4,364
Other liabilities	—	3,002	(3,795)	—	(793)
Net cash (used in) provided by continuing operating activities	(7,080)	152,717	76,763	(4,514)	217,886
Net cash used in discontinued operating activities	—	(572)	—	—	(572)
Net cash (used in) provided by operating activities	(7,080)	152,145	76,763	(4,514)	217,314
Investing activities:
Cash paid for capital expenditures	—	(97,186)	(64,369)	—	(161,555)
Cash paid for real estate acquisitions	—	(8,857)	—	—	(8,857)
Other	—	(5,759)	2,422	—	(3,337)
Net cash used in investing activities	—	(111,802)	(61,947)	—	(173,749)
Financing activities:
Principal payments on long-term debt	(23,246)	(169)	(4,345)	4,514	(23,246)
Common stock withheld for minimum statutory taxes, net	(2,134)	—	—	—	(2,134)
Other	(1,742)	(1,924)	(1,506)	—	(5,172)
Cash provided by (used in) intercompany activity	34,202	(25,131)	(9,071)	—	—
Net provided by (used in) in financing activities	7,080	(27,224)	(14,922)	4,514	(30,552)
Effect of exchange rate changes on cash	—	—	(840)	—	(840)
Net increase (decrease) in cash and cash equivalents	—	13,119	(946)	—	12,173
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$59,979	$19,484	$—	$79,463

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$84,411	$75,376	$32,630	$(108,006)	$84,411
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Equity in earnings of subsidiaries	(108,006)	—	—	108,006	—
Depreciation and amortization	—	31,955	36,859	—	68,814
Amortization of debt issuance costs	5,053	—	(208)	—	4,845
Equity-based compensation expense	14,832	—	—	—	14,832
Deferred income taxes	1,610	12,268	3,218	—	17,096
Debt extinguishment costs	810	—	—	—	810
Other	2,692	1,181	2,685	—	6,558
Change in operating assets and liabilities:
Accounts receivable, net	—	(13,423)	(8,981)	—	(22,404)
Other current assets	—	(3,564)	24,021	—	20,457
Other assets	3,397	1,705	104	(3,397)	1,809
Accounts payable and other accrued liabilities	—	3,747	(8,640)	—	(4,893)
Accrued salaries and benefits	—	(6,591)	(2,566)	—	(9,157)
Other liabilities	—	1,625	3,632	—	5,257
Net cash provided by (used in) continuing operating activities	4,799	104,279	82,754	(3,397)	188,435
Net cash used in discontinued operating activities	—	(829)	—	—	(829)
Net cash provided by (used in) operating activities	4,799	103,450	82,754	(3,397)	187,606
Investing activities:
Cash paid for capital expenditures	—	(71,274)	(46,247)	—	(117,521)
Cash paid for real estate acquisitions	—	(22,850)	—	—	(22,850)
Other	—	(7,543)	1,605	—	(5,938)
Net cash used in investing activities	—	(101,667)	(44,642)	—	(146,309)
Financing activities:
Principal payments on long-term debt	(17,275)	—	(3,397)	3,397	(17,275)
Common stock withheld for minimum statutory taxes, net	(3,678)	—	—	—	(3,678)
Other	—	(2,270)	—	—	(2,270)
Cash provided by (used in) intercompany activity	16,154	32,629	(48,783)	—	—
Net (used in) provided by in financing activities	(4,799)	30,359	(52,180)	3,397	(23,223)
Effect of exchange rate changes on cash	—	—	4,297	—	4,297
Net decrease in cash and cash equivalents	—	32,142	(9,771)	—	22,371
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063
Cash and cash equivalents at end of the period	$—	$47,823	$31,611	$—	$79,434

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to implement our business strategies in the U.S. and the U.K. and adapt to the regulatory and business environment in the U.K.;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2018, we operated 585 behavioral healthcare facilities with approximately 17,900 beds in 40 states, the U.K. and Puerto Rico. During the six months ended June 30, 2018, we added 276 beds, including 124 added to existing facilities and 152 added through the opening of two de novo facilities. For the year ending December 31, 2018, we expect to add more than 800 total beds exclusive of acquisitions.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$765,738		$725,643		$1,507,979		$1,414,984
Provision for doubtful accounts	—		(9,747)		—		(19,894)
Revenue	765,738	100.0%	715,896	100.0%	1,507,979	100.0%	1,395,090	100.0%
Salaries, wages and benefits	416,741	54.4%	383,595	53.6%	828,269	54.9%	760,016	54.5%
Professional fees	53,461	7.0%	46,321	6.5%	107,479	7.1%	89,730	6.4%
Supplies	30,133	3.9%	28,639	4.0%	59,497	3.9%	56,348	4.0%
Rents and leases	20,236	2.6%	19,435	2.7%	40,524	2.7%	38,406	2.8%
Other operating expenses	87,282	11.4%	83,122	11.6%	175,513	11.6%	166,833	12.0%
Depreciation and amortization	39,928	5.2%	35,201	4.9%	79,701	5.3%	68,814	4.9%
Interest expense	45,812	6.0%	43,505	6.1%	91,055	6.0%	86,262	6.2%
Debt extinguishment costs	—	0.0%	810	0.1%	940	0.1%	810	0.1%
Transaction-related expenses	2,887	0.4%	9,052	1.3%	7,655	0.5%	13,171	0.9%
Total expenses	696,480	90.9%	649,680	90.8%	1,390,633	92.1%	1,280,390	91.8%
Income before income taxes	69,258	9.1%	66,216	9.2%	117,346	7.9%	114,700	8.2%
Provision for income taxes	10,368	1.4%	16,578	2.3%	7,582	0.5%	30,289	2.2%
Net income	$58,890	7.7%	$49,638	6.9%	$109,764	7.4%	$84,411	6.0%

Segments

At June 30, 2018, the U.S. Facilities segment included 213 behavioral healthcare facilities with approximately 9,100 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 372 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and six months ended June 30, 2018 compared to the same periods in 2017:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
U.S. Same Facility Results (a)
Revenue growth	5.0%	5.5%
Patient days growth	1.9%	1.9%
Admissions growth	4.1%	2.9%
Average length of stay change (b)	-2.2%	-0.9%
Revenue per patient day growth	3.1%	3.5%
EBITDA margin change (c)	-30 bps	0 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

(c)   Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, transaction-related expenses, debt extinguishment costs, interest expense and depreciation and amortization. Management uses Segment EBITDA as an analytical indicator to measure the performance of our segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three and six months ended June 30, 2018 compared to the same periods in 2017:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
U.K. Same Facility Results (a,c)
Revenue growth	5.6%	5.1%
Patient days growth	1.6%	1.8%
Admissions growth	3.5%	3.4%
Average length of stay change (b)	-1.8%	-1.6%
Revenue per patient day growth	3.9%	3.3%
EBITDA margin change (d)	-110 bps	-40 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three and six months ended June 30, 2017 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2018 in order to eliminate the effect of changes in the exchange rate. The exchange rate used in the adjusted revenue and revenue per patient day amounts for the three and six months ended June 30, 2017 is 1.36 and 1.38, respectively.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue. Revenue increased $49.8 million, or 7.0%, to $765.7 million for the three months ended June 30, 2018 from $715.9 million for the three months ended June 30, 2017 resulting from same facility revenue growth of 5.2% and the increase in the exchange rate between USD and GBP of $16.2 million. During the three months ended June 30, 2018, we generated $481.5 million of revenue, or 62.9% of our total revenue, from our U.S. Facilities and $284.3 million of revenue, or 37.1% of our total revenue, from our U.K. Facilities. During the three months ended June 30, 2017, we generated $461.4 million of revenue, or 64.5% of our total revenue, from our U.S. Facilities and $254.5 million of revenue, or 35.5% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $22.5 million, or 5.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, resulting from same facility growth in patient days of 1.9% and an increase in same facility revenue per day of 3.1%. U.K. same facility revenue increased by $13.5 million, or 5.6%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, resulting from same facility growth in patient days of 1.6% and an increase in same facility revenue per day of 3.9%. Consistent with the same facility patient day growth in 2017, the growth in same facility patient days for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $416.7 million for the three months ended June 30, 2018 compared to $383.6 million for the three months ended June 30, 2017, an increase of $33.1 million. SWB expense included $7.1 million and $7.4 million of equity-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. Excluding equity-based compensation expense, SWB expense was $409.6 million, or 53.5% of revenue, for the three months ended June 30, 2018, compared to $376.2 million, or 52.5% of revenue, for the three months ended June 30, 2017. Same facility SWB expense was $371.7 million for the three months ended June 30, 2018, or 50.9% of revenue, compared to $348.8 million for the three months ended June 30, 2017, or 50.2% of revenue.

Professional fees. Professional fees were $53.5 million for the three months ended June 30, 2018, or 7.0% of revenue, compared to $46.3 million for the three months ended June 30, 2017, or 6.5% of revenue. The $7.1 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Same facility professional fees were $46.1 million for the three months ended June 30, 2018, or 6.3% of revenue, compared to $40.9 million, for the three months ended June 30, 2017, or 5.9% of revenue.

Supplies. Supplies expense was $30.1 million for the three months ended June 30, 2018, or 3.9% of revenue, compared to $28.6 million for the three months ended June 30, 2017, or 4.0% of revenue. Same facility supplies expense was $28.0 million for the three months ended June 30, 2018, or 3.8% of revenue, compared to $27.1 million for the three months ended June 30, 2017, or 3.9% of revenue.

Rents and leases. Rents and leases were $20.2 million for the three months ended June 30, 2018, or 2.6% of revenue, compared to $19.4 million for the three months ended June 30, 2017, or 2.7% of revenue. Same facility rents and leases were $16.2 million for the three months ended June 30, 2018, or 2.2% of revenue, compared to $16.1 million for the three months ended June 30, 2017, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $87.3 million for the three months ended June 30, 2018, or 11.4% of revenue, compared to $83.1 million for the three months ended June 30, 2017, or 11.6% of revenue. Same facility other operating expenses were $80.8 million for the three months ended June 30, 2018, or 11.2% of revenue, compared to $79.1 million for the three months ended June 30, 2017, or 11.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $39.9 million for the three months ended June 30, 2018, or 5.2% of revenue, compared to $35.2 million for the three months ended June 30, 2017, or 4.9% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures and real estate acquisitions during 2017 and 2018.

Interest expense. Interest expense was $45.8 million for the three months ended June 30, 2018 compared to $43.5 million for the three months ended June 30, 2017. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt slightly offset by the lower interest rates in connection with amendments to the Repricing Facilities to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the three months ended June 30, 2017 represent $0.5 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Senior Credit Facility.

Transaction-related expenses. Transaction-related expenses were $2.9 million for the three months ended June 30, 2018 compared to $9.1 million for the three months ended June 30, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions and related integrated efforts, as summarized below (in thousands):

	Three Months Ended June 30,
	2018	2017
Legal, accounting and other costs	$2,060	$2,114
Severance and contract termination costs	827	6,938
	$2,887	$9,052

Provision for income taxes. For the three months ended June 30, 2018, the provision for income taxes was $10.4 million, reflecting an effective tax rate of 15.0%, compared to $16.6 million, reflecting an effective tax rate of 25.0%, for the three months ended June 30, 2017. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily attributable to the application of the Tax Act.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue. Revenue increased $112.9 million, or 8.1%, to $1.5 billion for the six months ended June 30, 2018 from $1.4 billion for the six months ended June 30, 2017 resulting from same facility revenue growth of 5.4% and the increase in the exchange rate between USD and GBP of $45.8 million. During the six months ended June 30, 2018, we generated $943.9 million of revenue, or 62.6% of our total revenue, from our U.S. Facilities and $564.1 million of revenue, or 37.4% of our total revenue, from our U.K. Facilities. During the six months ended June 30, 2017, we generated $901.6 million of revenue, or 64.6% of our total revenue, from our U.S. Facilities and $493.5 million of revenue, or 35.4% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $48.9 million, or 5.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, resulting from same facility growth in patient days of 1.9% and an increase in same facility revenue per day of 3.5%. U.K. same facility revenue increased by $24.5 million, or 5.1%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, resulting from same facility growth in patient days of 1.8% and an increase in same facility revenue per day of 3.3%. Consistent with the same facility patient day growth in 2017, the growth in same facility patient days for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $828.3 million for the six months ended June 30, 2018 compared to $760.0 million for the six months ended June 30, 2017, an increase of $68.3 million. SWB expense included $14.0 million and $14.8 million of equity-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. Excluding equity-based compensation expense, SWB expense was $814.2 million, or 54.0% of revenue, for the six months ended June 30, 2018, compared to $745.2 million, or 53.4% of revenue, for the six months ended June 30, 2017. Same facility SWB expense was $737.8 million for the six months ended June 30, 2018, or 51.2% of revenue, compared to $697.2 million for the six months ended June 30, 2017, or 51.0% of revenue.

Professional fees. Professional fees were $107.5 million for the six months ended June 30, 2018, or 7.1% of revenue, compared to $89.7 million for the six months ended June 30, 2017, or 6.4% of revenue. The $17.8 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Same facility professional fees were $92.1 million for the six months ended June 30, 2018, or 6.4% of revenue, compared to $79.7 million, for the six months ended June 30, 2017, or 5.8% of revenue.

Supplies. Supplies expense was $59.5 million for the six months ended June 30, 2018, or 3.9% of revenue, compared to $56.3 million for the six months ended June 30, 2017, or 4.0% of revenue. Same facility supplies expense was $55.3 million for the six months ended June 30, 2018, or 3.8% of revenue, compared to $53.8 million for the six months ended June 30, 2017, or 3.9% of revenue.

Rents and leases. Rents and leases were $40.5 million for the six months ended June 30, 2018, or 2.7% of revenue, compared to $38.4 million for the six months ended June 30, 2017, or 2.8% of revenue. Same facility rents and leases were $32.5 million for the six months ended June 30, 2018, or 2.3% of revenue, compared to $32.4 million for the six months ended June 30, 2017, or 2.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $175.5 million for the six months ended June 30, 2018, or 11.6% of revenue, compared to $166.8 million for the six months ended June 30, 2017, or 12.0% of revenue. Same facility other operating expenses were $163.0 million for the six months ended June 30, 2018, or 11.2% of revenue, compared to $160.6 million for the six months ended June 30, 2017, or 11.7% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $79.7 million for the six months ended June 30, 2018, or 5.3% of revenue, compared to $68.8 million for the six months ended June 30, 2017, or 4.9% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures and real estate acquisitions during 2017 and 2018.

Interest expense. Interest expense was $91.1 million for the six months ended June 30, 2018 compared to $86.3 million for the six months ended June 30, 2017. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt slightly offset by the lower interest rates in connection with amendments to the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the six months ended June 30, 2018 represent $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement. Debt extinguishment costs for the six months ended June 30, 2017 represent $0.5 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Credit Facility.

Transaction-related expenses. Transaction-related expenses were $7.7 million for the six months ended June 30, 2018 compared to $13.2 million for the six months ended June 30, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions and related integrated efforts, as summarized below (in thousands):

	Six Months Ended June 30,
	2018	2017
Severance and contract termination costs	$4,181	$9,570
Legal, accounting and other costs	3,474	3,601
	$7,655	$13,171

Provision for income taxes. For the six months ended June 30, 2018, the provision for income taxes was $7.6 million, reflecting an effective tax rate of 6.5%, compared to $30.3 million, reflecting an effective tax rate of 26.4%, for the six months ended June 30, 2017. The decrease in the effective tax rate for the six months ended June 30, 2018 was primarily attributable to the application of the Tax Act and a discrete benefit of $10.5 million recorded in the six months ended June 30, 2018 related to a change in the provisional amount recorded at December 31, 2017.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$147,279	30.6%	$149,493	31.7%	$284,898	30.2%	$288,948	31.4%
Medicare	69,508	14.4%	71,559	15.2%	136,779	14.5%	139,399	15.1%
Medicaid	225,567	46.9%	197,279	41.9%	438,846	46.5%	388,113	42.1%
Self-Pay	33,379	6.9%	43,561	9.2%	70,286	7.4%	87,243	9.5%
Other	5,737	1.2%	9,269	2.0%	13,066	1.4%	17,822	1.9%
Revenue before provision for doubtful accounts	481,470	100.0%	471,161	100.0%	943,875	100.0%	921,525	100.0%
Provision for doubtful accounts	—		(9,747)		—		(19,888)
Revenue	$481,470		$461,414		$943,875		$901,637

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$256,881	90.4%	$226,380	88.9%	$510,175	90.4%	$441,845	89.6%
Self-Pay	27,272	9.6%	23,889	9.4%	52,340	9.3%	46,090	9.3%
Other	115	0.0%	4,213	1.7%	1,589	0.3%	5,524	1.1%
Revenue before provision for doubtful accounts	284,268	100.0%	254,482	100.0%	564,104	100.0%	493,459	100.0%
Provision for doubtful accounts	—		—		—		(6)
Revenue	$284,268		$254,482		$564,104		$493,453

The following tables present a summary of our aging of accounts receivable at June 30, 2018 and December 31, 2017:

June 30, 2018

	Current	30-90	90-150	>150	Total
Commercial	16.8%	6.3%	2.6%	4.9%	30.6%
Medicare	10.2%	1.5%	0.4%	0.9%	13.0%
Medicaid	23.3%	4.6%	3.1%	6.1%	37.1%
U.K. public funded sources	8.0%	1.9%	0.0%	0.0%	9.9%
Self-Pay	1.8%	1.6%	1.6%	3.4%	8.4%
Other	0.6%	0.2%	0.1%	0.1%	1.0%
Total	60.7%	16.1%	7.8%	15.4%	100.0%

December 31, 2017

	Current	30-90	90-150	>150	Total
Commercial	15.3%	8.7%	3.2%	6.9%	34.1%
Medicare	9.4%	1.6%	0.5%	1.1%	12.6%
Medicaid	19.8%	6.4%	2.5%	5.2%	33.9%
U.K. public funded sources	7.0%	3.4%	0.2%	0.0%	10.6%
Self-Pay	1.8%	1.4%	1.4%	3.2%	7.8%
Other	0.3%	0.3%	0.2%	0.2%	1.0%
Total	53.6%	21.8%	8.0%	16.6%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2018 was $217.9 million compared to $188.4 million for the six months ended June 30, 2017. The increase in cash provided by continuing operating activities was primarily attributable to the growth in same facility operations. Days sales outstanding were 40 days at June 30, 2018 compared to 38 days at December 31, 2017. At June 30, 2018 and December 31, 2017, we had working capital of $95.1 million and $94.2 million, respectively.

Cash used in investing activities for the six months ended June 30, 2018 was $173.7 million compared to $146.3 million for the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 30, 2018 primarily consisted of $161.6 million of cash paid for capital expenditures and $8.9 million of cash paid for real estate. Cash paid for capital expenditures for the six months ended June 30, 2018 consisted of $32.8 million of routine capital expenditures and $128.8 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.2% of revenue for the six months ended June 30, 2018. Cash used in investing activities for the six months ended June 30, 2017 primarily consisted of $32.1 million of cash paid for routine capital expenditures, $85.4 million of cash paid for expansion capital expenditures and $22.9 million of cash paid for real estate.

Cash used in financing activities for the six months ended June 30, 2018 was $30.5 million compared to cash used in financing activities of $23.2 million for the six months ended June 30, 2017. Cash used in financing activities for the six months ended June 30, 2018 consisted of principal payments of long-term debt of $23.2 million, common stock withheld for minimum statutory taxes of $2.1 million and other of $5.2 million. Cash used in financing activities for the six months ended June 30, 2017 primarily consisted of principal payments on long-term debt of $17.3 million and common stock withheld for minimum statutory taxes of $3.7 million.

We had total available cash and cash equivalents of $79.5 million and $67.3 million at June 30, 2018 and December 31, 2017, respectively, of which approximately $19.4 million and $20.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. While we are still evaluating the full impact of the Tax Act on the Company, we expect the substantial reduction of the federal corporate tax rate to benefit our financial results and cash flow in future periods. We believe the change will not result in a U.S. tax liability on those foreign earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated.

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

We had $495.0 million of availability under the revolving line of credit and had standby letters of credit outstanding of $5.0 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for September 30, 2018 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, we made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At June 30, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

At June 30, 2018, we were in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At June 30, 2018 and December 31, 2017, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2018 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$201,487	$564,834	$2,812,898	$451,785	$4,031,004
Operating leases	70,721	126,152	105,310	837,607	1,139,790
Purchase and other obligations (b)	4,189	38,012	1,980	26,590	70,771
Total obligations and commitments	$276,397	$728,998	$2,920,188	$1,315,982	$5,241,565

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2018.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

At June 30, 2018, we had standby letters of credit outstanding of $5.0 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2018 was composed of $1.5 billion of fixed-rate debt and $1.7 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.45% higher rate on our variable rate debt) would decrease our net income and cash flows by $6.1 million on an annual basis based upon our borrowing level at June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended June 30, 2018, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	—
May 1 – May 31	4,583	42.12	—	—
June 1 – June 30	4,827	40.71	—	—
Total	9,410

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

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

**The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: July 31, 2018