Form 10-Q
period 2018-09-30
Acadia Healthcare Company, Inc.
filed 2018-11-06
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 6, 2018, there were 88,256,115 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,928	$67,290
Accounts receivable, net	345,659	296,925
Other current assets	96,146	107,335
Total current assets	490,733	471,550
Property and equipment, net	3,126,642	3,048,130
Goodwill	2,729,941	2,751,174
Intangible assets, net	91,259	87,348
Deferred tax assets	3,630	3,731
Derivative instrument assets	33,084	12,997
Other assets	54,295	49,572
Total assets	$6,529,584	$6,424,502

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$33,264	$34,830
Accounts payable	133,914	102,299
Accrued salaries and benefits	109,151	99,047
Other accrued liabilities	114,414	141,213
Total current liabilities	390,743	377,389
Long-term debt	3,181,962	3,205,058
Deferred tax liabilities	82,269	80,333
Other liabilities	165,663	166,434
Total liabilities	3,820,637	3,829,214
Redeemable noncontrolling interests	28,698	22,417
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,363,357 and 87,060,114 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	874	871
Additional paid-in capital	2,535,377	2,517,545
Accumulated other comprehensive loss	(440,462)	(374,118)
Retained earnings	584,460	428,573
Total equity	2,680,249	2,572,871
Total liabilities and equity	$6,529,584	$6,424,502

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$760,916	$728,712	$2,268,895	$2,143,696
Provision for doubtful accounts	—	(11,998)	—	(31,892)
Revenue	760,916	716,714	2,268,895	2,111,804
Salaries, wages and benefits (including equity-based compensation expense of $5,225, $4,175, $19,273 and $19,007, respectively)	417,917	385,562	1,246,186	1,145,578
Professional fees	59,509	53,042	166,988	142,772
Supplies	29,461	28,652	88,958	85,000
Rents and leases	19,866	19,049	60,390	57,455
Other operating expenses	90,464	82,328	265,977	249,161
Depreciation and amortization	39,659	36,442	119,360	105,256
Interest expense, net	46,651	44,515	137,706	130,777
Debt extinguishment costs	—	—	940	810
Transaction-related expenses	2,353	5,665	10,008	18,836
Total expenses	705,880	655,255	2,096,513	1,935,645
Income before income taxes	55,036	61,459	172,382	176,159
Provision for income taxes	8,757	15,970	16,339	46,259
Net income	46,279	45,489	156,043	129,900
Net (income) loss attributable to noncontrolling interests	(47)	129	(156)	306
Net income attributable to Acadia Healthcare Company, Inc.	$46,232	$45,618	$155,887	$130,206
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.53	$0.52	$1.79	$1.50
Diluted	$0.53	$0.52	$1.78	$1.50
Weighted-average shares outstanding:
Basic	87,344	87,017	87,233	86,912
Diluted	87,537	87,172	87,386	87,038

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$46,279	$45,489	$156,043	$129,900
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(31,959)	69,622	(82,778)	188,744
Gain (loss) on derivative instruments, net of tax of $2.4 million, $(6.7) million, $5.6 million and $(18.8) million, respectively	7,380	(9,402)	16,434	(24,354)
Other comprehensive (loss) income	(24,579)	60,220	(66,344)	164,390
Comprehensive income	21,700	105,709	89,699	294,290
Comprehensive (gain) loss attributable to noncontrolling interests	(47)	129	(156)	306
Comprehensive income attributable to Acadia Healthcare Company, Inc.	$21,653	$105,838	$89,543	$294,596

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	303	3	241	—	—	244
Common stock withheld for minimum statutory taxes	—	—	(2,516)	—	—	(2,516)
Equity-based compensation expense	—	—	19,273	—	—	19,273
Other comprehensive loss	—	—	—	(66,344)	—	(66,344)
Other	—	—	834	—	—	834
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	155,887	155,887
Balance at September 30, 2018	87,363	$874	$2,535,377	$(440,462)	$584,460	$2,680,249

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating activities:
Net income	$156,043	$129,900
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	119,360	105,256
Amortization of debt issuance costs	7,763	7,340
Equity-based compensation expense	19,273	19,007
Deferred income taxes	(1,738)	29,416
Debt extinguishment costs	940	810
Other	3,025	10,672
Change in operating assets and liabilities:
Accounts receivable, net	(43,252)	(28,681)
Other current assets	3,021	26,099
Other assets	3,868	(566)
Accounts payable and other accrued liabilities	9,230	(26,381)
Accrued salaries and benefits	11,049	(7,937)
Other liabilities	149	7,677
Net cash provided by continuing operating activities	288,731	272,612
Net cash used in discontinued operating activities	(2,548)	(1,261)
Net cash provided by operating activities	286,183	271,351
Investing activities:
Cash paid for capital expenditures	(249,989)	(193,817)
Cash paid for real estate acquisitions	(9,391)	(33,297)
Other	(3,114)	(6,062)
Net cash used in investing activities	(262,494)	(233,176)
Financing activities:
Principal payments on long-term debt	(31,492)	(25,913)
Common stock withheld for minimum statutory taxes, net	(2,272)	(3,278)
Other	(6,973)	1,649
Net cash used in financing activities	(40,737)	(27,542)
Effect of exchange rate changes on cash	(1,314)	7,965
Net (decrease) increase in cash and cash equivalents	(18,362)	18,598
Cash and cash equivalents at beginning of the period	67,290	57,063
Cash and cash equivalents at end of the period	$48,928	$75,661

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At September 30, 2018, the Company operated 586 behavioral healthcare facilities with approximately 18,000 beds in 40 states, the U.K. and Puerto Rico.

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

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. Management believes the primary effect of adopting the new standard will be to record right-of-use assets and obligations for current operating leases. Management is continuing to evaluate the impact ASU 2016-02 will have on the Company’s consolidated financial statements, internal controls, policies and procedures.

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

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the condensed consolidated statements of income. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the condensed consolidated balance sheets. The adoption of ASU 2014-09 did not have a significant impact on the Company’s condensed consolidated statements of income. The impact of adopting ASU 2014-09 on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported	Prior to Adopting ASU 2014-09	As Reported	Prior to Adopting ASU 2014-09
Revenue before provision for doubtful accounts	$760,916	$772,380	$2,268,895	$2,298,084
Provision for doubtful accounts	—	(11,464)	—	(29,189)
Revenue	$760,916	$760,916	$2,268,895	$2,268,895

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acute inpatient psychiatric facilities	$208,885	$187,497	$608,311	$566,173
Specialty treatment facilities	198,107	183,290	575,536	543,079
Residential treatment centers	72,351	72,677	218,041	213,300
Outpatient community-based services	9,283	10,214	30,613	32,763
Revenue	$488,626	$453,678	$1,432,501	$1,355,315

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three and nine months ended September 30, 2018 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $10.9 million at both September 30, 2018 and December 31, 2017, respectively, and were included in other current assets in the condensed consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements were not significant for the three and nine months ended September 30, 2018.

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

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $1.0 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. The cost of providing charity care services were $3.8 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue generated by each payor type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial	$146,439	$142,870	$431,337	$431,818
Medicare	73,528	73,593	210,307	212,992
Medicaid	229,390	199,592	668,236	587,705
Self-Pay	33,559	43,685	103,845	130,928
Other	5,710	5,936	18,776	23,758
Revenue before provision for doubtful accounts	488,626	465,676	1,432,501	1,387,201
Provision for doubtful accounts	—	(11,998)	—	(31,886)
Revenue	$488,626	$453,678	$1,432,501	$1,355,315

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Healthcare facilities	$150,871	$146,264	$464,731	$419,549
Education and Children’s Services	46,966	42,441	145,609	124,337
Adult Care facilities	74,453	74,331	226,054	212,603
Revenue	$272,290	$263,036	$836,394	$756,489

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

The following table presents revenue generated by each payor type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.K. public funded sources	$245,919	$236,778	$756,094	$678,623
Self-Pay	26,159	24,572	78,499	70,662
Other	212	1,686	1,801	7,210
Revenue before provision for doubtful accounts	272,290	263,036	836,394	756,495
Provision for doubtful accounts	—	—	—	(6)
Revenue	$272,290	$263,036	$836,394	$756,489

The Company’s contract liabilities primarily consist of unearned revenue in our U.K. Facilities due to the timing of payments received mainly in our education and children’s services and healthcare facilities. Contract liabilities are included in other accrued liabilities on the condensed consolidated balance sheets. A summary of the activity in unearned revenue in the U.K. Facilities is as follows (in thousands):

Balance at December 31, 2017	$30,812
Payments received	126,506
Revenue recognized	(124,894)
Foreign currency translation loss	(1,687)
Balance at September 30, 2018	$30,737

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$46,232	$45,618	$155,887	$130,206
Denominator:
Weighted average shares outstanding for basic earnings per share	87,344	87,017	87,233	86,912
Effect of dilutive instruments	193	155	153	126
Shares used in computing diluted earnings per common share	87,537	87,172	87,386	87,038
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.53	$0.52	$1.79	$1.50
Diluted	$0.53	$0.52	$1.78	$1.50

Approximately 1.6 million and 1.0 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive. Approximately 1.9 million and 1.5 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

5.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)
	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,766	12,266	—	—
Trade names	61,675	60,586	—	—
Certificates of need	16,818	14,496	—	—
	91,259	87,348	—	—
Total	$94,506	$90,595	$(3,247)	$(3,247)

All the Company’s defined-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

6.	Property and Equipment

Property and equipment consists of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$444,579	$450,342
Building and improvements	2,443,980	2,370,918
Equipment	434,205	400,596
Construction in progress	249,001	173,693
	3,571,765	3,395,549
Less accumulated depreciation	(445,123)	(347,419)
Property and equipment, net	$3,126,642	$3,048,130

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$370,500	$380,000
Senior Secured Term B Loans	1,376,408	1,398,400
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	21,920	21,920
Less: unamortized debt issuance costs, discount and premium	(43,602)	(50,432)
	3,215,226	3,239,888
Less: current portion	(33,264)	(34,830)
Long-term debt	$3,181,962	$3,205,058

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

The Company had $494.1 million of availability under the revolving line of credit and had standby letters of credit outstanding of $5.9 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for December 31, 2018 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At September 30, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At September 30, 2018, the Company was in compliance with such covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), the Company assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and

9.5% Revenue Bonds”), respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At September 30, 2018 and December 31, 2017, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

8.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2018, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,233,738 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the date of grant.

The Company recognized $5.2 million and $4.2 million in equity-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $19.3 million and $19.0 million for the nine months ended September 30, 2018 and 2017. At September 30, 2018, there was $47.8 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

At September 30, 2018, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $1.4 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $5.2 million and $7.3 million for the nine months ended September 30, 2018 and 2017, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2017 and 2018 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,000,946	$49.42	7.80	$8,166
Options granted	259,300	42.25	9.30	205
Options exercised	(87,367)	25.92	N/A	1,636
Options cancelled	(198,313)	54.71	N/A	N/A
Options outstanding at December 31, 2017	974,566	47.89	7.46	3,802
Options granted	353,800	37.36	9.42	475
Options exercised	(9,889)	24.67	N/A	165
Options cancelled	(102,787)	51.23	N/A	N/A
Options outstanding at September 30, 2018	1,215,690	$44.69	7.43	$3,536
Options exercisable at December 31, 2017	405,634	$41.20	6.05	$3,549
Options exercisable at September 30, 2018	543,139	$44.65	5.87	$2,835

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Weighted average grant-date fair value of options	$13.61	$14.39
Risk-free interest rate	2.2%	2.0%
Expected volatility	37%	33%
Expected life (in years)	5.0	5.5

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

Other Stock-Based Awards

Restricted stock activity during 2017 and 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	844,419	$55.76
Granted	404,224	42.38
Cancelled	(145,981)	55.03
Vested	(292,794)	53.07
Unvested at December 31, 2017	809,868	$50.19
Granted	441,837	36.51
Cancelled	(71,067)	48.36
Vested	(283,077)	53.24
Unvested at September 30, 2018	897,561	$42.64

Restricted stock unit activity during 2017 and 2018 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67
Unvested at December 31, 2017	360,909	$50.04
Granted	285,358	42.26
Cancelled	(87,173)	55.44
Vested	(72,983)	49.64
Unvested at September 30, 2018	486,111	$44.52

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

The provision for income taxes for the three months ended September 30, 2018 and 2017 reflects effective tax rates of 15.9% and 26.0%, respectively. The provision for income taxes for the nine months ended September 30, 2018 and 2017 reflects effective tax rates of 9.5% and 26.3%, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to the application of Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and a discrete benefit of $10.5 million recorded in the nine months ended September 30, 2018 related to a change in the Company’s provisional amount recorded at December 31, 2017.

The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, which changed how the Company accounts for share-based awards for tax purposes. Income tax effects of share-based awards are recognized in the income statement, instead of through equity, when the awards vest. These changes resulted in an increase in our income tax provision of $1.2 million and $1.7 million, or an increase in the effective tax rate of 0.7% and 1.0% for the nine months ended September 30, 2018 and 2017, respectively.

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

At September 30, 2018, the Company had not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company has recognized a cumulative provisional amount of $19.3 million at September 30, 2018 related to the remeasurement of its deferred tax balance. In addition, the Company has recorded a one-time transition tax lability in relation to its foreign subsidiaries of $0.0 million at September 30, 2018. The amount may change when the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation is finalized.

Provisional Amounts

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result of the reduction in the corporate income tax rate, the Company is required to revalue its net deferred tax assets and liabilities to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset or liability as a one-time non-cash charge or benefit on its income statement. However, the Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company has recognized a cumulative provisional amount of $19.3 million at September 30, 2018 related to the remeasurement of its deferred tax balance.

U.S. Tax on Foreign Earnings

The one-time transition tax is based on total post-1986 earnings and profits that the Company previously deferred from U.S. income taxes. The Company has made sufficient progress on the earnings and profits analysis for its foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and has recorded a provisional amount of $0.0 million at September 30, 2018. This amount may change when the Company finalizes the calculation of post-1986 foreign earnings and profit. As part of the analysis of the Tax Act, the Company made an adjustment regarding the treatment of foreign dividends of $10.9 million during the nine months ended September 30, 2018. The change in the provisional estimate recorded at December 31, 2017 was recognized under the law that existed prior to December 22, 2017.

The Company has estimated the impacts for Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, the Base Erosion and Anti-Abuse Tax and any remaining impacts of the foreign income provisions of the Tax Act. The Company has made sufficient progress to reasonably estimate the effects of the aforementioned items and has recorded a provisional amount of $0.0 million at September 30, 2018.

10.	Derivatives

The Company entered into foreign currency forward contracts during the three and nine months ended September 30, 2018 and 2017 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2017 and the nine months ended September 30, 2018 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives of $33.1 million is recorded as derivative instrument assets on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

11.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds and derivative instruments at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Amended and Restated Senior Credit Facility	$1,722,010	$1,749,185	$1,722,010	$1,749,185
6.125% Senior Notes due 2021	$148,514	$148,098	$149,257	$150,134
5.125% Senior Notes due 2022	$296,750	$296,174	$296,008	$296,914
5.625% Senior Notes due 2023	$642,932	$641,891	$647,561	$651,519
6.500% Senior Notes due 2024	$383,033	$382,251	$395,960	$397,541
9.0% and 9.5% Revenue Bonds	$21,987	$22,289	$21,987	$22,289
Derivative instrument assets	$33,084	$12,997	$33,084	$12,997

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

Legal Proceedings

The Company is, from time to time, subject to various claims, lawsuits, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit requests and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. In addition, the federal False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

During the third quarter of 2018, the U.S. Attorney’s Office for the Southern District of West Virginia served subpoenas on seven of our comprehensive treatment centers located in West Virginia requesting various documents from January 2012 to present. The U.S. Attorney’s Office has advised us that the civil aspect of the investigation is a False Claims Act investigation focused on claims submitted by the centers for certain lab services. The Company is cooperating with the government’s investigation but is not able to quantify any potential liability in connection with this investigation.

13.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in non-wholly owned subsidiaries the Company controls. At September 30, 2018, certain of these non-wholly owned subsidiaries operated four facilities. The Company owns between 60% and 80% of the equity interests in the entity that owns each facility, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2017	$22,417
Contribution of redeemable noncontrolling interests	6,125
Net income attributable to noncontrolling interests	156
Balance at September 30, 2018	$28,698

14.	Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$35,682	$27,320
Other receivables	30,203	30,455
Income taxes receivable	11,326	15,056
Workers’ compensation deposits – current portion	10,000	10,000
Inventory	5,021	4,787
Insurance receivable-current portion	2,049	17,588
Other	1,865	2,129
Other current assets	$96,146	$107,335

15.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued expenses	$42,876	$37,268
Unearned income	31,581	31,342
Accrued interest	12,835	36,370
Income taxes payable	11,312	1,012
Insurance liability – current portion	4,956	22,788
Accrued property taxes	5,570	3,945
Other	5,284	8,488
Other accrued liabilities	$114,414	$141,213

16.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its facilities in the U.S. and its facilities in the U.K. separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At September 30, 2018, the U.S. Facilities segment included 215 behavioral healthcare facilities with approximately 9,200 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 371 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
U.S. Facilities	$488,626	$453,678	$1,432,501	$1,355,315
U.K. Facilities	272,290	263,036	836,394	756,489
Corporate and Other	—	—	—	—
	$760,916	$716,714	$2,268,895	$2,111,804
Segment EBITDA (1):
U.S. Facilities	$128,537	$118,744	$375,663	$359,250
U.K. Facilities	40,735	50,665	146,081	146,941
Corporate and Other	(20,348)	(17,153)	(62,075)	(55,346)
	$148,924	$152,256	$459,669	$450,845

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment EBITDA (1)	$148,924	$152,256	$459,669	$450,845
Plus (less):
Equity-based compensation expense	(5,225)	(4,175)	(19,273)	(19,007)
Transaction-related expenses	(2,353)	(5,665)	(10,008)	(18,836)
Debt extinguishment costs	—	—	(940)	(810)
Interest expense, net	(46,651)	(44,515)	(137,706)	(130,777)
Depreciation and amortization	(39,659)	(36,442)	(119,360)	(105,256)
Income before income taxes	$55,036	$61,459	$172,382	$176,159

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2018	$2,042,592	$708,582	$—	$2,751,174
Increase from contribution of redeemable noncontrolling interests	2,244	—	—	2,244
Foreign currency translation loss	—	(24,239)	—	(24,239)
Prior year purchase price adjustments	—	762	—	762
Balance at September 30, 2018	$2,044,836	$685,105	$—	$2,729,941

	September 30, 2018	December 31, 2017
Assets (2):
U.S. Facilities	$3,753,345	$3,567,126
U.K. Facilities	2,568,318	2,647,150
Corporate and Other	207,921	210,226
	$6,529,584	$6,424,502

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

(2)

Assets include property and equipment for the U.S. Facilities of $1.3 billion, U.K. Facilities of $1.8 billion and corporate and other of $53.9 million at September 30, 2018. Assets include property and equipment for the U.S. Facilities of $1.2 billion, U.K. Facilities of $1.8 billion and corporate and other of $49.2 million at December 31, 2017.

17.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2017	$(376,740)	$7,167	$(4,545)	$(374,118)
Foreign currency translation (loss) gain	(82,935)	—	157	(82,778)
Gain on derivative instruments, net of tax of $5.6 million	—	16,434	—	16,434
Balance at September 30, 2018	$(459,675)	$23,601	$(4,388)	$(440,462)

18.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$32,298	$16,630	$—	$48,928
Accounts receivable, net	—	270,535	75,124	—	345,659
Other current assets	—	70,260	25,886	—	96,146
Total current assets	—	373,093	117,640	—	490,733
Property and equipment, net	—	1,197,218	1,929,424	—	3,126,642
Goodwill	—	1,936,057	793,884	—	2,729,941
Intangible assets, net	—	58,405	32,854	—	91,259
Deferred tax assets	2,296	—	3,630	(2,296)	3,630
Derivative instruments assets	33,084	—	—	—	33,084
Investment in subsidiaries	5,523,816	—	—	(5,523,816)	—
Other assets	326,442	42,688	8,833	(323,668)	54,295
Total assets	$5,885,638	$3,607,461	$2,886,265	$(5,849,780)	$6,529,584

Current liabilities:
Current portion of long-term debt	$32,984	$—	$280	$—	$33,264
Accounts payable	—	90,497	43,417	—	133,914
Accrued salaries and benefits	—	80,156	28,995	—	109,151
Other accrued liabilities	12,150	34,908	67,356	—	114,414
Total current liabilities	45,134	205,561	140,048	—	390,743
Long-term debt	3,160,255	—	345,375	(323,668)	3,181,962
Deferred tax liabilities	—	31,180	53,385	(2,296)	82,269
Other liabilities	—	109,181	56,482	—	165,663
Total liabilities	3,205,389	345,922	595,290	(325,964)	3,820,637
Redeemable noncontrolling interests	—	—	28,698	—	28,698
Total equity	2,680,249	3,261,539	2,262,277	(5,523,816)	2,680,249
Total liabilities and equity	$5,885,638	$3,607,461	$2,886,265	$(5,849,780)	$6,529,584

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$458,061	$302,855	$—	$760,916
Salaries, wages and benefits	5,225	245,599	167,093	—	417,917
Professional fees	—	24,152	35,357	—	59,509
Supplies	—	19,139	10,322	—	29,461
Rents and leases	—	8,294	11,572	—	19,866
Other operating expenses	—	57,495	32,969	—	90,464
Depreciation and amortization	—	18,857	20,802	—	39,659
Interest expense, net	17,225	22,768	6,658	—	46,651
Transaction-related expenses	—	702	1,651	—	2,353
Total expenses	22,450	397,006	286,424	—	705,880
(Loss) income before income taxes	(22,450)	61,055	16,431	—	55,036
Equity in earnings of subsidiaries	62,854	—	—	(62,854)	—
(Benefit from) provision for income taxes	(5,875)	11,666	2,966	—	8,757
Net income (loss)	46,279	49,389	13,465	(62,854)	46,279
Net gain attributable to noncontrolling interests	—	—	(47)	—	(47)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$46,279	$49,389	$13,418	$(62,854)	$46,232
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(31,959)	—	(31,959)
Gain on derivative instruments	7,380	—	—	—	7,380
Other comprehensive income (loss)	7,380	—	(31,959)	—	(24,579)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$53,659	$49,389	$(18,541)	$(62,854)	$21,653

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
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	69,622	—	69,622
Loss on derivative instruments	(9,402)	—	—	—	(9,402)
Other comprehensive (loss) income	(9,402)	—	69,622	—	60,220
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$36,087	$39,000	$86,676	$(55,925)	$105,838

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$1,347,468	$921,427	$—	$2,268,895
Salaries, wages and benefits	19,273	724,650	502,263	—	1,246,186
Professional fees	—	73,100	93,888	—	166,988
Supplies	—	57,143	31,815	—	88,958
Rents and leases	—	24,844	35,546	—	60,390
Other operating expenses	—	168,923	97,054	—	265,977
Depreciation and amortization	—	55,640	63,720	—	119,360
Interest expense, net	47,307	69,954	20,445	—	137,706
Debt extinguishment costs	940	—	—	—	940
Transaction-related expenses	—	7,382	2,626	—	10,008
Total expenses	67,520	1,181,636	847,357	—	2,096,513
(Loss) income before income taxes	(67,520)	165,832	74,070	—	172,382
Equity in earnings of subsidiaries	206,204	—	—	(206,204)	—
(Benefit from) provision for income taxes	(17,359)	22,985	10,713	—	16,339
Net income (loss)	156,043	142,847	63,357	(206,204)	156,043
Net gain attributable to noncontrolling interests	—	—	(156)	—	(156)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$156,043	$142,847	$63,201	$(206,204)	$155,887
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(82,778)	—	(82,778)
Gain on derivative instruments	16,434	—	—	—	16,434
Other comprehensive income (loss)	16,434	—	(82,778)	—	(66,344)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$172,477	$142,847	$(19,577)	$(206,204)	$89,543

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
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	188,744	—	188,744
Loss on derivative instruments	(24,354)	—	—	—	(24,354)
Other comprehensive (loss) income	(24,354)	—	188,744	—	164,390
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$105,546	$114,376	$238,605	$(163,931)	$294,596

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$156,043	$142,847	$63,357	$(206,204)	$156,043
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(206,204)	—	—	206,204	—
Depreciation and amortization	—	55,640	63,720	—	119,360
Amortization of debt issuance costs	8,065	—	(302)	—	7,763
Equity-based compensation expense	19,273	—	—	—	19,273
Deferred income taxes	74	(2,398)	586	—	(1,738)
Debt extinguishment costs	940	—	—	—	940
Other	1,948	1,219	(142)	—	3,025
Change in operating assets and liabilities:
Accounts receivable, net	—	(39,644)	(3,608)	—	(43,252)
Other current assets	—	7,898	(4,877)	—	3,021
Other assets	4,596	3,763	105	(4,596)	3,868
Accounts payable and other accrued liabilities	—	7,835	1,395	—	9,230
Accrued salaries and benefits	—	11,100	(51)	—	11,049
Other liabilities	—	4,548	(4,399)	—	149
Net cash (used in) provided by continuing operating activities	(15,265)	192,808	115,784	(4,596)	288,731
Net cash used in discontinued operating activities	—	(2,548)	—	—	(2,548)
Net cash (used in) provided by operating activities	(15,265)	190,260	115,784	(4,596)	286,183
Investing activities:
Cash paid for capital expenditures	—	(149,402)	(100,587)	—	(249,989)
Cash paid for real estate acquisitions	—	(9,391)	—	—	(9,391)
Other	—	(5,718)	2,604	—	(3,114)
Net cash used in investing activities	—	(164,511)	(97,983)	—	(262,494)
Financing activities:
Principal payments on long-term debt	(31,492)	(169)	(4,427)	4,596	(31,492)
Common stock withheld for minimum statutory taxes, net	(2,272)	—	—	—	(2,272)
Other	(1,742)	(2,885)	(2,346)	—	(6,973)
Cash provided by (used in) intercompany activity	50,771	(37,257)	(13,514)	—	—
Net provided by (used in) in financing activities	15,265	(40,311)	(20,287)	4,596	(40,737)
Effect of exchange rate changes on cash	—	—	(1,314)	—	(1,314)
Net decrease in cash and cash equivalents	—	(14,562)	(3,800)	—	(18,362)
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$32,298	$16,630	$—	$48,928

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$129,900	$114,376	$49,555	$(163,931)	$129,900
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Equity in earnings of subsidiaries	(163,931)	—	—	163,931	—
Depreciation and amortization	—	48,918	56,338	—	105,256
Amortization of debt issuance costs	7,652	—	(312)	—	7,340
Equity-based compensation expense	19,007	—	—	—	19,007
Deferred income taxes	156	22,401	6,859	—	29,416
Debt extinguishment costs	810	—	—	—	810
Other	4,216	1,727	4,729	—	10,672
Change in operating assets and liabilities:
Accounts receivable, net	—	(21,183)	(7,498)	—	(28,681)
Other current assets	—	1,126	24,973	—	26,099
Other assets	3,479	(705)	139	(3,479)	(566)
Accounts payable and other accrued liabilities	—	(22,372)	(4,009)	—	(26,381)
Accrued salaries and benefits	—	(4,759)	(3,178)	—	(7,937)
Other liabilities	—	4,084	3,593	—	7,677
Net cash provided by (used in) continuing operating activities	1,289	143,613	131,189	(3,479)	272,612
Net cash used in discontinued operating activities	—	(1,261)	—	—	(1,261)
Net cash provided by (used in) operating activities	1,289	142,352	131,189	(3,479)	271,351
Investing activities:
Cash paid for capital expenditures	—	(114,130)	(79,687)	—	(193,817)
Cash paid for real estate acquisitions	—	(33,297)	—	—	(33,297)
Other	—	(7,984)	1,922	—	(6,062)
Net cash used in investing activities	—	(155,411)	(77,765)	—	(233,176)
Financing activities:
Principal payments on long-term debt	(25,913)	—	(3,479)	3,479	(25,913)
Common stock withheld for minimum statutory taxes, net	(3,278)	—	—	—	(3,278)
Other	—	1,649	—	—	1,649
Cash provided by (used in) intercompany activity	27,902	39,443	(67,345)	—	—
Net (used in) provided by in financing activities	(1,289)	41,092	(70,824)	3,479	(27,542)
Effect of exchange rate changes on cash	—	—	7,965	—	7,965
Net increase (decrease) in cash and cash equivalents	—	28,033	(9,435)	—	18,598
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063
Cash and cash equivalents at end of the period	$—	$43,714	$31,947	$—	$75,661

19.  Subsequent Events

     On October 22, 2018, the Company sent a notice of conditional redemption to the trustee of the 9.0% and 9.5% Revenue Bonds indicating that the Company is conditionally exercising its option to redeem in whole the 9.0% and 9.5% Revenue Bonds on December 1, 2018 (the “Redemption Date”) at a redemption price equal to the sum of 104% of the principal amount of the 9.0% and 9.5% Revenue Bonds plus accrued and unpaid interest (the “Redemption Price”). The redemption is expressly conditional on the Company depositing sufficient moneys with the trustee on or prior to the Redemption Date, which amounts, together with funds already on deposit with the trustee, are sufficient to satisfy the Redemption Price. The Company expects to borrow the funds needed for the redemption under its revolving line of credit pursuant to the Amended and Restated Credit Agreement.

On October 23, 2018 the Company signed a definitive agreement for the acquisition of Mission Treatment (“Mission Treatment”) for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

On October 31, 2018 the Company signed a definitive agreement for the acquisition of Whittier Pavilion (“Whittier”), an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Whittier is part of the Whitter Health Network, a family owned and operated healthcare system that has provided hospital and community services since 1982.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2018, we operated 586 behavioral healthcare facilities with approximately 18,000 beds in 40 states, the U.K. and Puerto Rico. During the nine months ended September 30, 2018, we added 408 beds, including 256 added to existing facilities and 152 added through the opening of two de novo facilities. For the year ending December 31, 2018, we expect to add more than 800 total beds exclusive of acquisitions.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$760,916		$728,712		$2,268,895		$2,143,696
Provision for doubtful accounts	—		(11,998)		—		(31,892)
Revenue	760,916	100.0%	716,714	100.0%	2,268,895	100.0%	2,111,804	100.0%
Salaries, wages and benefits	417,917	54.9%	385,562	53.8%	1,246,186	54.9%	1,145,578	54.2%
Professional fees	59,509	7.8%	53,042	7.4%	166,988	7.4%	142,772	6.8%
Supplies	29,461	3.9%	28,652	4.0%	88,958	3.9%	85,000	4.0%
Rents and leases	19,866	2.6%	19,049	2.6%	60,390	2.7%	57,455	2.7%
Other operating expenses	90,464	11.9%	82,328	11.5%	265,977	11.7%	249,161	11.8%
Depreciation and amortization	39,659	5.2%	36,442	5.1%	119,360	5.3%	105,256	5.0%
Interest expense	46,651	6.1%	44,515	6.2%	137,706	6.1%	130,777	6.2%
Debt extinguishment costs	—	0.0%	-	0.0%	940	0.0%	810	0.1%
Transaction-related expenses	2,353	0.3%	5,665	0.8%	10,008	0.4%	18,836	0.9%
Total expenses	705,880	92.7%	655,255	91.4%	2,096,513	92.4%	1,935,645	91.7%
Income before income taxes	55,036	7.3%	61,459	8.6%	172,382	7.6%	176,159	8.3%
Provision for income taxes	8,757	1.2%	15,970	2.2%	16,339	0.7%	46,259	2.1%
Net income	$46,279	6.1%	$45,489	6.4%	$156,043	6.9%	$129,900	6.2%

Segments

At September 30, 2018, the U.S. Facilities segment included 215 behavioral healthcare facilities with approximately 9,200 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 371 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and nine months ended September 30, 2018 compared to the same periods in 2017:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
U.S. Same Facility Results (a)
Revenue growth	7.2%	6.1%
Patient days growth	3.3%	2.4%
Admissions growth	5.9%	3.9%
Average length of stay change (b)	-2.5%	-1.5%
Revenue per patient day growth	3.8%	3.6%
EBITDA margin change (c)	60 bps	20 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

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

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three and nine months ended September 30, 2018 compared to the same periods in 2017:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
U.K. Same Facility Results (a,c)
Revenue growth	4.4%	4.8%
Patient days growth	1.3%	1.6%
Admissions growth	-1.4%	1.7%
Average length of stay change (b)	2.7%	-0.1%
Revenue per patient day growth	3.1%	3.2%
EBITDA margin change (d)	-450 bps	-180 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three and nine months ended September 30, 2017 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2018 in order to eliminate the effect of changes in the exchange rate. The exchange rate used in the adjusted revenue and revenue per patient day amounts for three and nine months ended September 30, 2017 is 1.30 and 1.35, respectively.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.
(e)

U.K. EBITDA margin was affected by lower census and higher operating expenses, contract labor in particular. Our census did not reach a sufficient level to absorb the higher wages and operating costs, which adversely affected our margins.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue. Revenue increased $44.2 million, or 6.2%, to $760.9 million for the three months ended September 30, 2018 from $716.7 million for the three months ended September 30, 2017 resulting from same facility revenue growth of 6.2% and the slight decrease in the exchange rate between USD and GBP of $1.2 million. During the three months ended September 30, 2018, we generated $488.6 million of revenue, or 64.2% of our total revenue, from our U.S. Facilities and $272.3 million of revenue, or 35.8% of our total revenue, from our U.K. Facilities. During the three months ended September 30, 2017, we generated $453.7 million of revenue, or 63.3% of our total revenue, from our U.S. Facilities and $263.0 million of revenue, or 36.7% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $32.1 million, or 7.2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, resulting from same facility growth in patient days of 3.3% and an increase in same facility revenue per day of 3.8%. U.K. same facility revenue increased by $10.3 million, or 4.4%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, resulting from same facility growth in patient days of 1.3% and an increase in same facility revenue per day of 3.1%. Consistent with the same facility patient day growth in 2017, the growth in same facility patient days for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $417.9 million for the three months ended September 30, 2018 compared to $385.6 million for the three months ended September 30, 2017, an increase of $32.3 million. SWB expense included $5.2 million and $4.2 million of equity-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. Excluding equity-based compensation expense, SWB expense was $412.7 million, or 54.2% of revenue, for the three months ended September 30, 2018, compared to $381.4 million, or 53.2% of revenue, for the three months ended September 30, 2017. Same facility SWB expense was $372.7 million for the three months ended September 30, 2018, or 51.5% of revenue, compared to $348.1 million for the three months ended September 30, 2017, or 51.0% of revenue.

Professional fees. Professional fees were $59.5 million for the three months ended September 30, 2018, or 7.8% of revenue, compared to $53.0 million for the three months ended September 30, 2017, or 7.4% of revenue. The $6.5 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Contract labor costs in our U.K. Facilities were higher primarily due to the ongoing nursing and clinical labor shortage and our dependence on higher cost agency labor. Same facility professional fees were $51.5 million for the three months ended September 30, 2018, or 7.1% of revenue, compared to $44.9 million, for the three months ended September 30, 2017, or 6.6% of revenue.

Supplies. Supplies expense was $29.5 million for the three months ended September 30, 2018, or 3.9% of revenue, compared to $28.7 million for the three months ended September 30, 2017, or 4.0% of revenue. Same facility supplies expense was $27.4 million for the three months ended September 30, 2018, or 3.8% of revenue, compared to $26.7 million for the three months ended September 30, 2017, or 3.9% of revenue.

Rents and leases. Rents and leases were $19.9 million for the three months ended September 30, 2018, or 2.6% of revenue, compared to $19.0 million for the three months ended September 30, 2017, or 2.6% of revenue. Same facility rents and leases were $16.0 million for the three months ended September 30, 2018, or 2.2% of revenue, compared to $15.2 million for the three months ended September 30, 2017, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $90.5 million for the three months ended September 30, 2018, or 11.9% of revenue, compared to $82.3 million for the three months ended September 30, 2017, or 11.5% of revenue. Same facility other operating expenses were $83.9 million for the three months ended September 30, 2018, or 11.6% of revenue, compared to $77.1 million for the three months ended September 30, 2017, or 11.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $39.7 million for the three months ended September 30, 2018, or 5.2% of revenue, compared to $36.4 million for the three months ended September 30, 2017, or 5.1% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures and real estate acquisitions during 2017 and 2018.

Interest expense. Interest expense was $46.7 million for the three months ended September 30, 2018 compared to $44.5 million for the three months ended September 30, 2017. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt slightly offset by the lower interest rates in connection with amendments to the Repricing Facilities to the Amended and Restated Credit Agreement.

Transaction-related expenses. Transaction-related expenses were $2.4 million for the three months ended September 30, 2018 compared to $5.7 million for the three months ended September 30, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions and related integrated efforts, as summarized below (in thousands):

	Three Months Ended September 30,
	2018	2017
Severance and contract termination costs	$1,403	$1,820
Legal, accounting and other costs	950	3,845
	$2,353	$5,665

Provision for income taxes. For the three months ended September 30, 2018, the provision for income taxes was $8.8 million, reflecting an effective tax rate of 15.9%, compared to $16.0 million, reflecting an effective tax rate of 26.0%, for the three months ended September 30, 2017. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily attributable to the application of the Tax Act.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue. Revenue increased $157.1 million, or 7.4%, to $2.3 billion for the nine months ended September 30, 2018 from $2.1 billion for the nine months ended September 30, 2017 resulting from same facility revenue growth of 5.7% and the increase in the exchange rate between USD and GBP of $44.5 million. During the nine months ended September 30, 2018, we generated $1.4 billion of revenue, or 63.1% of our total revenue, from our U.S. Facilities and $836.4 million of revenue, or 36.9% of our total revenue, from our U.K. Facilities. During the nine months ended September 30, 2017, we generated $1.4 billion of revenue, or 64.2% of our total revenue, from our U.S. Facilities and $756.5 million of revenue, or 35.8% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $81.0 million, or 6.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, resulting from same facility growth in patient days of 2.4% and an increase in same facility revenue per day of 3.6%. U.K. same facility revenue increased by $34.8 million, or 4.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, resulting from same facility growth in patient days of 1.6% and an increase in same facility revenue per day of 3.2%. Consistent with the same facility patient day growth in 2017, the growth in same facility patient days for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.2 billion for the nine months ended September 30, 2018 compared to $1.1 billion for the nine months ended September 30, 2017, an increase of $100.6 million. SWB expense included $19.3 million and $19.0 million of equity-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. Excluding equity-based compensation expense, SWB expense was $1.2 billion, or 54.1% of revenue, for the nine months ended September 30, 2018, compared to $1.1 billion, or 53.3% of revenue, for the nine months ended September 30, 2017. Same facility SWB expense was $1.1 billion for the nine months ended September 30, 2018, or 51.3% of revenue, compared to $1.0 billion for the nine months ended September 30, 2017, or 51.0% of revenue.

Professional fees. Professional fees were $167.0 million for the nine months ended September 30, 2018, or 7.4% of revenue, compared to $142.8 million for the nine months ended September 30, 2017, or 6.8% of revenue. The $24.2 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Contract labor costs in our U.K. Facilities were higher primarily due to the ongoing nursing and clinical labor shortage and our dependence on higher cost agency labor. Same facility professional fees were $143.6 million for the nine months ended September 30, 2018, or 6.6% of revenue, compared to $124.6 million, for the nine months ended September 30, 2017, or 6.1% of revenue.

Supplies. Supplies expense was $89.0 million for the nine months ended September 30, 2018, or 3.9% of revenue, compared to $85.0 million for the nine months ended September 30, 2017, or 4.0% of revenue. Same facility supplies expense was $82.7 million for the nine months ended September 30, 2018, or 3.8% of revenue, compared to $80.5 million for the nine months ended September 30, 2017, or 3.9% of revenue.

Rents and leases. Rents and leases were $60.4 million for the nine months ended September 30, 2018, or 2.7% of revenue, compared to $57.5 million for the nine months ended September 30, 2017, or 2.7% of revenue. Same facility rents and leases were $48.4 million for the nine months ended September 30, 2018, or 2.2% of revenue, compared to $47.5 million for the nine months ended September 30, 2017, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $266.0 million for the nine months ended September 30, 2018, or 11.7% of revenue, compared to $249.2 million for the nine months ended September 30, 2017, or 11.8% of revenue. Same facility other operating expenses were $247.0 million for the nine months ended September 30, 2018, or 11.4% of revenue, compared to $237.7 million for the nine months ended September 30, 2017, or 11.6% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $119.4 million for the nine months ended September 30, 2018, or 5.3% of revenue, compared to $105.3 million for the nine months ended September 30, 2017, or 5.0% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures and real estate acquisitions during 2017 and 2018.

Interest expense. Interest expense was $137.7 million for the nine months ended September 30, 2018 compared to $130.8 million for the nine months ended September 30, 2017. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt slightly offset by the lower interest rates in connection with amendments to the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2018 represented $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement. Debt extinguishment costs for the nine months ended September 30, 2017 represented $0.5 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Credit Facility.

Transaction-related expenses. Transaction-related expenses were $10.0 million for the nine months ended September 30, 2018 compared to $18.8 million for the nine months ended September 30, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions and related integrated efforts, as summarized below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Severance and contract termination costs	$5,584	$11,550
Legal, accounting and other costs	4,424	7,286
	$10,008	$18,836

Provision for income taxes. For the nine months ended September 30, 2018, the provision for income taxes was $16.3 million, reflecting an effective tax rate of 9.5%, compared to $46.3 million, reflecting an effective tax rate of 26.3%, for the nine months ended September 30, 2017. The decrease in the effective tax rate for the nine months ended September 30, 2018 was primarily attributable to the application of the Tax Act and a discrete benefit of $10.5 million recorded in the nine months ended September 30, 2018 related to a change in the provisional amount recorded at December 31, 2017.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$146,439	30.0%	$142,870	30.7%	$431,337	30.1%	$431,818	31.1%
Medicare	73,528	15.0%	73,593	15.8%	210,307	14.7%	212,992	15.4%
Medicaid	229,390	46.9%	199,592	42.9%	668,236	46.6%	587,705	42.4%
Self-Pay	33,559	6.9%	43,685	9.3%	103,845	7.3%	130,928	9.4%
Other	5,710	1.2%	5,936	1.3%	18,776	1.3%	23,758	1.7%
Revenue before provision for doubtful accounts	488,626	100.0%	465,676	100.0%	1,432,501	100.0%	1,387,201	100.0%
Provision for doubtful accounts	—		(11,998)		—		(31,886)
Revenue	$488,626		$453,678		$1,432,501		$1,355,315

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$245,919	90.3%	$236,778	90.0%	$756,094	90.4%	$678,623	89.7%
Self-Pay	26,159	9.6%	24,572	9.4%	78,499	9.4%	70,662	9.3%
Other	212	0.1%	1,686	0.6%	1,801	0.2%	7,210	1.0%
Revenue before provision for doubtful accounts	272,290	100.0%	263,036	100.0%	836,394	100.0%	756,495	100.0%
Provision for doubtful accounts	—		—		—		(6)
Revenue	$272,290		$263,036		$836,394		$756,489

The following tables present a summary of our aging of accounts receivable at September 30, 2018 and December 31, 2017:

September 30, 2018

	Current	30-90	90-150	>150	Total
Commercial	16.8%	6.0%	2.2%	5.0%	30.0%
Medicare	10.8%	1.5%	0.4%	0.8%	13.5%
Medicaid	23.3%	5.8%	2.6%	6.1%	37.8%
U.K. public funded sources	7.2%	1.4%	0.1%	0.2%	8.9%
Self-Pay	1.9%	1.8%	1.6%	3.2%	8.5%
Other	0.5%	0.2%	0.2%	0.4%	1.3%
Total	60.5%	16.7%	7.1%	15.7%	100.0%

December 31, 2017

	Current	30-90	90-150	>150	Total
Commercial	15.3%	8.7%	3.2%	6.9%	34.1%
Medicare	9.4%	1.6%	0.5%	1.1%	12.6%
Medicaid	19.8%	6.4%	2.5%	5.2%	33.9%
U.K. public funded sources	7.0%	3.4%	0.2%	0.0%	10.6%
Self-Pay	1.8%	1.4%	1.4%	3.2%	7.8%
Other	0.3%	0.3%	0.2%	0.2%	1.0%
Total	53.6%	21.8%	8.0%	16.6%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2018 was $288.7 million compared to $272.6 million for the nine months ended September 30, 2017. The increase in cash provided by continuing operating activities was primarily attributable to the growth in same facility operations. Days sales outstanding were 42 days at September 30, 2018 compared to 38 days at December 31, 2017. At September 30, 2018 and December 31, 2017, we had working capital of $100.0 million and $94.2 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2018 was $262.5 million compared to $233.2 million for the nine months ended September 30, 2017. Cash used in investing activities for the nine months ended September 30, 2018 primarily consisted of $250.0 million of cash paid for capital expenditures and $9.4 million of cash paid for real estate. Cash paid for capital expenditures for the nine months ended September 30, 2018 consisted of $53.0 million of routine capital expenditures and $197.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of revenue for the nine months ended September 30, 2018. Cash used in investing activities for the nine months ended September 30, 2017 primarily consisted of $52.0 million of cash paid for routine capital expenditures, $141.8 million of cash paid for expansion capital expenditures and $33.3 million of cash paid for real estate.

Cash used in financing activities for the nine months ended September 30, 2018 was $40.7 million compared to cash used in financing activities of $27.5 million for the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2018 consisted of principal payments of long-term debt of $31.5 million, common stock withheld for minimum statutory taxes of $2.3 million and other of $7.0 million. Cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of principal payments on long-term debt of $25.9 million and common stock withheld for minimum statutory taxes of $3.3 million.

We had total available cash and cash equivalents of $48.9 million and $67.3 million at September 30, 2018 and December 31, 2017, respectively, of which approximately $16.6 million and $20.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S. While we are still evaluating the full impact of the Tax Act on the Company, we expect the substantial reduction of the federal corporate tax rate to benefit our financial results and cash flow in future periods. We believe the change will not result in a U.S. tax liability on those foreign earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated.

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

We had $494.1 million of availability under the revolving line of credit and had standby letters of credit outstanding of $5.9 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for December 31, 2018 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, we made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $40.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%.

At September 30, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

c)	The financial covenants include maintenance of the following:
•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;

•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2018	6.50x	6.25x	6.00x	6.00x
2019	5.75x	5.75x	5.50x	5.50x
2020	5.25x	5.25x	5.25x	5.00x

•	the secured leverage ratio may not be greater than 3.50x as of the end of each fiscal quarter beginning September 30, 2018 and each fiscal quarter thereafter.

At September 30, 2018, we were in compliance with all of the above covenants.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of Park Royal, we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%, respectively. The 9.0% bonds in the amount of $7.5 million have a maturity date of December 1, 2030 and require yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million have a maturity date of December 1, 2040 and require yearly principal payments beginning in 2031. The principal payments establish a bond-sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At September 30, 2018 and December 31, 2017, $2.3 million was recorded within other assets on the condensed consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which establish a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million is amortized as a reduction of interest expense over the life of the 9.0% and 9.5% Revenue Bonds using the effective interest method.

On October 22, 2018, we sent a notice of conditional redemption to the trustee of the 9.0% and 9.5% Revenue Bonds indicating that we are conditionally exercising our option to redeem in whole the 9.0% and 9.5% Revenue Bonds on December 1, 2018 at a redemption price equal to the sum of 104% of the principal amount of the 9.0% and 9.5% Revenue Bonds plus accrued and unpaid interest. The redemption is expressly conditional on the Company depositing sufficient moneys with the trustee on or prior to the Redemption Date, which amounts, together with funds already on deposit with the trustee, are sufficient to satisfy the Redemption Price. We expect to borrow the funds needed for the redemption under our revolving line of credit pursuant to the Amended and Restated Credit Agreement.

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2018 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$206,331	$575,872	$2,772,767	$444,547	$3,999,517
Operating leases	66,201	119,325	99,178	782,538	1,067,242
Purchase and other obligations (b)	4,132	37,357	1,980	26,342	69,811
Total obligations and commitments	$276,664	$732,554	$2,873,925	$1,253,427	$5,136,570

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2018.
(b)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

At September 30, 2018, we had standby letters of credit outstanding of $5.9 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2018 was composed of $1.5 billion of fixed-rate debt and $1.7 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.47% higher rate on our variable rate debt) would decrease our net income and cash flows by $6.5 million on an annual basis based upon our borrowing level at September 30, 2018.

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $9.5 million on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, subject to various claims, lawsuits, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. In addition, the federal False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

During the third quarter of 2018, the U.S. Attorney’s Office for the Southern District of West Virginia served subpoenas on seven of our comprehensive treatment centers located in West Virginia requesting various documents from January 2012 to present. The U.S. Attorney’s Office has advised us that the civil aspect of the investigation is a False Claims Act investigation focused on claims submitted by the centers for certain lab services. We are cooperating with the government’s investigation but are not able to quantify any potential liability in connection with this investigation.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risks, as described in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	4,163	$41.49	—	—
August 1 – August 31	1,044	39.69	—	—
September 1 – September 30	175	37.30	—	—
Total	5,382

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

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

Dated: November 6, 2018