Form 10-K
period 2018-12-31
Acadia Healthcare Company, Inc.
filed 2019-03-01
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $3.5 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $40.91 per share.

As of March 1, 2019, there were 88,455,125 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be held on May 2, 2019 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2018, we operated 583 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the United Kingdom (“U.K.”) and Puerto Rico. During the year ended December 31, 2018, we added 651 beds, including 499 added to existing facilities and 152 added through the opening of two de novo facilities. For the year ending December 31, 2019, we expect to add approximately 700 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the United States (“U.S.”) and the U.K. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. and U.K. through acquisitions, joint ventures and bed additions in existing facilities.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

2019 Acquisitions

On February 15, 2019, we completed the acquisition of Whittier Pavilion (“Whittier”), an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, we completed the acquisition of Mission Treatment (“Mission Treatment”) for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

2017 Acquisition

On November 13, 2017, we completed the acquisition of Aspire Scotland (“Aspire”), an education facility with 36 beds located in Scotland, for cash consideration of approximately $21.3 million.

2016 Acquisitions

During 2016, we completed the acquisition of Pocono Mountain Recovery Center (“Pocono Mountain”), TrustPoint Hospital (“TrustPoint”), Serenity Knolls (“Serenity Knolls”), and Priory Group No. 1 Limited (“Priory”) (collectively, the “2016 Acquisitions”).

U.K. Divestiture

On November 30, 2016, we completed the sale of 21 existing U.K. behavioral health facilities and one de novo behavioral health facility with an aggregate of approximately 1,000 beds (collectively, the “U.K. Disposal Group”) to BC Partners (“BC Partners”) for £320 million cash (the “U.K. Divestiture”).

Financing Transactions

On December 1, 2018, we exercised the option to redeem in whole $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5%

(“9.0% and 9.5% Revenue Bonds”) at a redemption price equal to the sum of 104% of the principal amount of the 9.0% and 9.5% Revenue Bonds plus accrued and unpaid interest. In connection with the redemption of the 9.0% and 9.5% Revenue Bonds, we recorded a debt extinguishment charge of $0.9 million, which was recorded in debt extinguishment costs in the consolidated statements of operations.

We entered into a Senior Secured Credit Facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the Securities and Exchange Commission (the “SEC”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Senior Credit Facility” for additional information.

On February 27, 2019, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to the Amended and Restated Credit Agreement. The Twelfth Amendment, among other things, modified certain definitions, including “Consolidated EBITDA”, and increased our permitted Maximum Consolidated Leverage Ratio, thereby providing increased flexibility to us in terms of our financial covenants.

On February 6, 2019, we entered into the Eleventh Amendment (the “Eleventh Amendment”) to the Amended and Restated Credit Agreement. The Eleventh Amendment, among other things, amended the definition of “Consolidated EBITDA” to remove the cap on non-cash charges, losses and expenses related to the impairment of goodwill, which in turn provided increased flexibility to us in terms of our financial covenants.

On March 29, 2018, we entered into a Third Repricing Facilities Amendment (the “Third Repricing Facilities Amendment”, and together with the Second Repricing Facilities Amendment, the “Repricing Facilities Amendments”) to the Amended and Restated Credit Agreement. The Third Repricing Facilities Amendment replaced the existing revolving credit facility and Term Loan A facility (“TLA Facility”) with a new revolving credit facility and TLA Facility, respectively. The Company’s line of credit on its revolving credit facility remains at $500.0 million and the Third Repricing Facility Amendment reduced the size of the TLA Facility from $400.0 million to $380.0 million to reflect the then current outstanding principal. The Third Repricing Facilities Amendment reduced the Applicable Rate by 25 basis points for the revolving credit facility and the TLA Facility by amending the definition of “Applicable Rate.”

On March 22, 2018, we entered into a Second Repricing Facilities Amendment (the “Second Repricing Facilities Amendment”) to the Amended and Restated Credit Agreement. The Second Repricing Facilities Amendment (i) replaced the Tranche B-1 Term Loan facility (the “Tranche B-1 Facility”) and the Tranche B-2 Term Loan facility (the “Tranche B-2 Facility”) with a new Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) and a new Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”), respectively, and (ii) reduced the Applicable Rate from 2.75% to 2.50% in the case of Eurodollar Rate loans and reduced the Applicable Rate from 1.75% to 1.50% in the case of Base Rate Loans.

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

On November 30, 2016, we entered into a Refinancing Facilities Amendment (the “Refinancing Amendment”) to the Amended and Restated Credit Agreement. The Refinancing Amendment increased our line of credit on our revolving credit facility to $500.0 million from $300.0 million and reduced our TLA Facility to $400.0 million from $600.6 million (together, the “Refinancing Facilities”). In addition, the Refinancing Amendment extended the maturity date for the Refinancing Facilities to November 30, 2021 from February 13, 2019, and lowered the effective interest rate on our line of credit on our revolving credit facility and TLA Facility by 50 basis points. In connection with the Refinancing Amendment, we recorded a debt extinguishment charge of $0.8 million, including the write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

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

On September 21, 2016, we entered into a Tranche B-2 Repricing Amendment (the “Tranche B-2 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-2 Repricing Amendment reduced the Applicable Rate with respect to our Tranche B-2 Facility from 3.75% to 3.00% in the case of Eurodollar Rate loans and 2.75% to 2.00% in the case of Base Rate Loans. In connection with the Tranche B-2 Repricing Amendment, we recorded a debt extinguishment charge of $3.4 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

On May 26, 2016, we entered into a Tranche B-1 Repricing Amendment (the “Tranche B-1 Repricing Amendment”) to the Amended and Restated Credit Agreement. The Tranche B-1 Repricing Amendment reduced the Applicable Rate with respect to our Tranche B-1 Facility from 3.5% to 3.0% in the case of Eurodollar Rate loans and 2.5% to 2.0% in the case of Base Rate Loans.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 155 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Prior to joining Acadia in December 2018, our Chief Executive Officer (“CEO”) served as Executive Vice President of Universal Health Services, Inc. (“UHS”) since 2005, and President of UHS’s behavioral health division since 1999. Following the sale of Psychiatric Solutions, Inc. (“PSI”) to UHS in November 2010, certain of PSI’s key former executive officers joined Acadia in February 2011. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2016 survey by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 18.3% of adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 4.2% suffered from a serious mental illness. Further, approximately 8.0% of people aged 12 or older in 2016 were classified with a substance abuse disorder in the past year. According to the National Institute of Mental Health, over 20% of children, either currently or at some point in their life, have had a seriously debilitating mental disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options. According to a 2014 SAMHSA report, national expenditures at substance abuse treatment facilities are expected to reach $42.1 billion in 2020, up from $24.3 billion in 2009.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, recent healthcare reform in the U.S. is expected to increase access to industry services as more people obtain insurance coverage. A key aspect of reform legislation is the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral health and addiction benefits to provide such coverage to the same extent as other medical conditions. On December 13, 2016, President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral health and substance abuse disorders and contains measures intended to strengthen the MHPAEA. On October 21, 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (“SUPPORT”) for Patients and Communities Act was signed into law. The SUPPORT for Patients and Communities Act expands Medicare coverage to include Opioid Treatment Programs for services provided on or after January 2, 2020. It also includes Individuals in Medicaid Deserve Care that is Appropriate and Responsible in its Execution Act (“IMD CARE Act”), which suspends the current prohibition on using federal Medicaid funds to pay for substance use disorder treatment at inpatient treatment facilities with more than 16 beds and limits beneficiaries to no more than 30 days of inpatient treatment per 12 month period.

The mental health hospitals market in the U.K. was estimated at £14.5 billion for 2016/2017. As a result of government budget constraints and an increased focus on quality, the independent mental health hospitals market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry. Demand for independent sector beds has grown significantly as a result of the National Health Service (the “NHS”) reducing its bed capacity and increasing hospitalization rates. Independent sector demand is expected to further increase in light of additional bed closures and reduction in community capacity by the NHS.

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

Diversified revenue and payor bases. At December 31, 2018, we operated 583 facilities in 40 states, the U.K. and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2018, we received 33% of our revenue from public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales), 30% from Medicaid, 19% from commercial payors, 9% from Medicare and 9% from other payors. As we receive Medicaid payments from 46 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 3% of revenue for the year ended December 31, 2018, and no state or U.S. territory accounted for more than 8% of revenue for the year ended December 31, 2018. Our U.K. operations accounted for approximately 37% of our revenue for the year ended December 31, 2018. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2018, our maintenance capital expenditures amounted to approximately 2.5% of our revenue.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2018, we added 651 beds, including 499 added to existing facilities and 152 added through the opening of two de novo facilities. For the year ending December 31, 2019, we expect to add approximately 700 total beds exclusive of acquisitions. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration in the U.S., especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our U.S. facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services. The table below presents the percentage of our total U.S. revenue attributed to each category for the year ended December 31, 2018:

Facility/Service	U.S. Revenue for the Year Ended December 31, 2018
Acute inpatient psychiatric facilities	43%
Specialty treatment facilities	40%
Residential treatment centers	15%
Outpatient community-based services	2%

We receive payments from the following sources for services rendered in our U.S. facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. For the year ended December 31, 2018 in our U.S. facilities, we received 47% of our revenue from Medicaid, 30% from commercial payors, 15% from Medicare and 8% from other payors.

At December 31, 2018, our U.S. facilities included 213 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico. Of our U.S. facilities, excluding comprehensive treatment centers (“CTCs”), approximately 41% are acute inpatient psychiatric facilities, approximately 41% are specialty treatment facilities, approximately 15% are residential treatment centers and approximately 3% are outpatient community-based service facilities at December 31, 2018. Of the 213 behavioral healthcare facilities, 116 are CTCs which is a subset of specialty treatment facilities. Of our CTCs, 18 are owned properties and 98 are leased properties. Of the 97 facilities that are not CTCs, 77 are owned properties and 20 are leased properties. For the years ended December 31, 2018 and 2017, our U.S. operations generated revenue of $1.9 billion and $1.8 billion, respectively.

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

Each of our CTCs provide a range of comprehensive substance abuse treatment support services that include medical, counseling, vocational, educational, and other treatment services. Our behavioral therapies are delivered in an array of treatment models that may include individual and group therapy, intensive outpatient, outpatient, partial hospitalization/day treatment, road to recovery, and other programs that can be either abstinent or medication assisted based.

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

U.K. Operations

Overview

We are the leading independent provider of mental health services in the U.K. operating 370 inpatient behavioral health facilities with approximately 8,800 beds at December 31, 2018. The facilities are located in England, Wales, Scotland and Northern Ireland. For the years ended December 31, 2018 and 2017, our U.K. operations generated revenue of $1.1 billion and $1.0 billion, respectively, primarily through the operation and management of inpatient behavioral health facilities.

United Kingdom Healthcare and Adult Social Care Sectors

In the U.K., central government spending on health for fiscal year 2018-2019 is budgeted at approximately £152 billion, according to the U.K. government budget. This spending is primarily delivered by the NHS, which operates as three separate national public sector bodies in England, Scotland and Wales as well as the Northern Ireland Health and Social Care Board. Local Government gross spending on adult social care for the fiscal year 2018-2019 is budgeted at approximately £24 billion and is commissioned by local authorities in England, Scotland and Wales, which we refer to as Local Authorities and by the Northern Ireland Health and Social Care Board. The NHS, Local Authorities and Northern Ireland Health and Social Care Board commissioners dominate the U.K. health and social care markets in terms of the funding of care. With the exception of the elderly residential and nursing care market, private health insurance and self-payment play a minor role in these sectors.

The mental health market in the U.K. was estimated at £14.5 billion for 2016/2017. The independent mental health market accounted for roughly £1.6 billion of that amount, or approximately 11% market share. In the last 15 years, the independent mental health market has witnessed significant expansion mainly due to NHS outsourcing as the number of NHS in-house beds has declined. However, since 2015 overall independent sector mental health hospital bed capacity has remained largely the same.

Publicly-funded healthcare services in England are commissioned at two levels as follows: (i) nationally by NHS England which, via its Local Area Teams commissions specialized healthcare services, including specialized Mental Health Secure, Eating Disorder and Children and Adolescent (“CAMHS”) services, and (ii) locally by over 200 local CCGs, which commission all acute, rehabilitation and community-based healthcare services. In Scotland and Wales, all healthcare services are commissioned by Local/Regional Health Boards.

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

Additionally, mental health commissioning trends toward moving patients more quickly down care pathways, out of higher acuity, more intensive care settings towards community focused care services have increased the demand for community and rehabilitation services in the independent mental health market. The Department of Health in England recently identified priorities for essential change in mental health that include, among other things, funding providers based on the quality of their service rather than volume of patients, allocating funds to support specialized housing for people with mental health problems and adopting a new rating system and inspection process to improve the quality of care. Increasing political focus on the provision of mental health services in the U.K. and increasing support for the rights of mental health patients are expected to lead to further increases in the size of the mental health market in the U.K. In addition, rising demand for mental health services in the U.K. coupled with a constrained mental healthcare funding environment are increasing pressure to improve operational efficiency and refer patients to single provider programs with care pathways that more appropriately reflect each patient’s specific mental health needs. As a result of these pressures, government reforms to NHS competition rules and an increased focus on quality, the independent mental health market witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry.

Within its Long Term Plan for the NHS published in January 2019, NHS England set out its commitment to grow investment in mental health services faster than the NHS budget overall for each of the next five years such that Mental Health will receive a growing share of the NHS budget, worth at least £2.3 billion a year by 2023/2024.

NHS England plans to set up a network of Integrated Care Systems covering all of England by 2021 to deliver the ‘triple integration’ of primary and specialist care, physical and mental health services, and health with social care. NHS England’s focus is upon collaboration rather than competition between providers and has recommended the reversal of many of the NHS competition reforms that had been introduced by the government in 2012.

Description of U.K. Facilities

In the U.K., we provide inpatient services through a variety of facilities, including mental health hospitals, clinics, care homes, schools, colleges and children’s homes. In addition to these services, we also operate a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (“EAP”) to organizations.

Our U.K. facilities and services can generally be classified into the following categories: healthcare facilities, education and children’s services and adult care facilities. The table below presents the percentage of our total U.K. revenue attributed to each category for the year ended December 31, 2018:

Facility/Service	U.K. Revenue for the Year Ended December 31, 2018
Healthcare facilities	56%
Education and Children’s Services	17%
Adult Care facilities	27%

We receive payments from approximately 500 public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales) and individual patients and clients. For the year ended December 31, 2018 in our U.K. facilities, we received 90% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales) and 10% from other payors.

At December 31, 2018, our U.K. facilities included 370 behavioral healthcare facilities with approximately 8,800 beds, including approximately 1,100 non-residential education places, in the U.K. Of our U.K. facilities, approximately 23% are healthcare facilities, approximately 19% are education and children’s services facilities and approximately 58% are adult care facilities at December 31, 2018. At December 31, 2018, 292 of our U.K. facilities are owned properties and 78 are leased properties.

Healthcare

In the U.K., mental health hospitals provide psychiatric treatment and nursing for sufferers of mental disorders, including for patients detained under a section of the U.K.’s Mental Health Act of 1983 and 2007, and whose risk of harm to others and risk of escape from hospitals cannot be managed safely within other mental health settings. In order to manage the risks involved with treating patients, the facility is managed through the application of a range of security measures depending on the level of dependency and risk exhibited by the patient. The levels of dependency and risk stemming from the wide range of disorders treated at these hospitals determine the level of care provided, which are comprised of:

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

Sources of Revenue

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales); and (v) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue and Accounts Receivable” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment; required refunds to the Medicare program; imposition of civil monetary penalties of up to $24,748 for each prohibited claim, up to $164,992 for circumvention schemes, and up to $19,639 for each day the entity fails to report required information; exclusion from government healthcare programs; and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. Management believes that our financial arrangements with physicians are structured to comply with the regulatory exceptions to the Stark Law. However, the Stark Law is a strict liability statute, meaning that no intent is required to violate the law, and even a technical violation may lead to significant penalties.

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

Eliminating Kickbacks in Recovery Act

In October 2018, President Trump signed into law the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”). The SUPPORT Act contains a number of provisions aimed at identifying at-risk individuals, increasing access to opioid abuse treatment, reducing overprescribing, and promoting data sharing with the primary goal of reducing the use and abuse of opioids. Additionally, the SUPPORT Act attempts to address the problem of “patient brokering” in the context of addiction treatment facilities and sober homes.

One section of the SUPPORT Act, the Eliminating Kickbacks in Recovery Act (“EKRA”), makes it a federal crime to knowingly and willfully: (1) solicit or receive any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statutes, EKRA is not limited to services reimbursable under a government healthcare program. The EKRA also contains exceptions similar to the Anti-Kickback Statute Safe Harbors, but those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors such that practices that would be permissible under the Anti-Kickback Statute may violate EKRA.

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

Violations of the False Claims Act are punishable by significant penalties totaling $11,181 to $22,363 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

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

On October 12, 2017, President Trump signed an executive order intending to expand the availability of so-called association health plans and short-term plans outside PPACA’s requirements. President Trump also announced that the administration would cease making cost-sharing reduction payments to health insurance companies that help cover out-of-pocket costs for low-income individuals. Finally, the Tax Act (as defined and described below) effectively eliminated PPACA’s individual health insurance mandate as of 2018 by reducing to zero the tax penalty associated with failure to maintain health insurance coverage.

During the 2018 election cycle Democrats regained control of the House of Representatives, effectively eliminating the possibility that PPACA will be repealed entirely during the next two years. Still, it remains difficult to predict whether PPACA will be replaced or modified; what the effect will be of the health care-related provisions in the Tax Act; or the impact that the President’s executive actions will have on the implementation and enforcement of the provisions of PPACA or the regulations adopted or to be adopted to implement the law or the President’s executive orders. In addition, if PPACA is replaced or modified, it remains unclear what the replacement plan or modifications would be, when the changes would become effective, or whether any of the existing provisions of PPACA would remain in place.

In 2018, federal district court judge in Texas ruled that PPACA in its entirety is invalid. That decision has been stayed pending appeal, and will likely remain unresolved until finally decided by the United States Supreme Court.

There have been and likely will continue to be a number of legal challenges to various provisions of the law and President Trump’s executive actions. Limitations on the availability of adequate insurance coverage for patients seeking services at our facilities; any reductions in government healthcare spending; and the possible repeal, replacement or modification of PPACA could have a material adverse effect on our business, financial condition, or results of operations.

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act provided for significant changes to the U.S. tax code that has impacted businesses. Effective January 1, 2018, the Tax Act reduced the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income. The Tax Act included other changes, including, but not limited to, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest.

The Tax Act required a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21% and a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years. Further information on the Company’s accounting for such tax effects of the enactment of the Tax Act can be found in the consolidated financial statements. The Company continues to assess the impact of the Tax Act on its business.

U.K. Overview

The regulatory environment applicable to facilities in the U.K. is complex and multifaceted. The regulatory regime is made up of multiple statutes, regulations and minimum standards that are subject to continuous change. The laws and regulations applicable to the U.K. facilities include, without limitation, the Mental Capacity Act of 2005, Safeguarding Vulnerable Groups Act of 2006, Mental Health Act of 2007, Health and Social Care Act of 2008 and Corporate Manslaughter and Corporate Homicide Act of 2007. These laws and regulations are predominantly protective in nature and share the same general underlying purpose to protect vulnerable persons from exploitation or harm. The regulatory requirements relevant to our facilities in the U.K. cover our operations from the initial establishments of new facilities, which are subject to registration and licensing requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to service users, clinical and educational standards, conduct of our professional and support staff and other areas.

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

Regulatory and Enforcement Bodies in the U.K.

The primary healthcare regulatory enforcement bodies in the U.K. are NHS Improvement, the CQC, Healthcare Inspectorate Wales (“HIW”), Care Inspectorate Wales (“CIW”), Healthcare Improvement Scotland (“HIS”), Social Care and Social Work Improvement Scotland (“SCSWIS”) and Regulation and Quality Improvement Authority (“RQIA”). In addition, the Office for Standards in Education, Children’s Services and Skills (“OFSTED”), Estyn, Education Scotland and other regulatory bodies regulate and inspect education services in England, Wales and Scotland, as applicable. These enforcement bodies control and administer the registration, inspection and complaints procedures set out under the applicable laws and regulations. The enforcement bodies have the power to terminate a facility’s registration, refuse to register a facility, impose admissions holds, or impose significant fines if a service provider fails to meet the key minimum standards and requirements prescribed under the various laws and regulations. In addition, NHS Counter Fraud Authority (“CFA”) regulations apply to service providers which hold material contracts with the NHS, and they must submit an annual self-assessment of compliance against a number of standards aimed at fraud detection, prevention and reporting. The NHS CFA is a Special Health Authority, charged with identifying, investigating and preventing fraud within both public and private health bodies. See “Risk Factors— If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.”

Our primary regulators continually review their regulatory regimes and may extend their enforcement powers with the intention of holding parent companies and senior executives accountable for material breaches of regulations depending on the circumstances. Additionally, there are other regulators in the U.K. who may take enforcement action against us, including (i) the Health and Safety Executive (“HSE”) for violations of the Health and Safety at Work Act in connection with patient incidents at our facilities; (ii) the Information Commissioners Office (“ICO”) for breaches of data protection legislation (and following the introduction of the General Data Protection Regulations (the “GDPR”) which became effective in May 2018, fines for material breaches may be as high as 4% of global turnover); and (iii) Her Majesty’s Revenue and Customs (“HMRC”) who in November 2017 established the Social Care Compliance Scheme (the “SCCS”) for social care providers in the U.K. with the aim of addressing the issue of potential underpayments of the National Minimum Wage (“NMW”) to workers who are paid a fixed allowance to undertake “sleep-in shifts” at care homes and other facilities at night. See “—Our operating costs are subject to increases, including due to statutorily mandated increases in the wages and salaries of our staff” for further details on U.K. staffing risks to which we are subject.

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

The CQC. The CQC is the independent regulator for health and adult social care in England. The CQC is distinct from NHS Improvement in that it focuses on quality and ensuring the maintenance of standards in health and social care practices. The CQC licenses NHS and adult social care service providers to enable it to keep a check on safety and quality standards. The CQC also carries out facility inspections. Care homes for young adults (including specialist college accommodation) are registered and inspected by the CQC. In addition, the CQC is responsible for monitoring the financial viability of corporate providers of adult social care.

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

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. We are self-insured for professional liability claims up to $3.0 million per claim and have obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

The mental health services sector in the U.K. comprises hospitals or establishments that provide psychiatric treatment for illness or mental disorder at all security and treatment levels. We operate in several highly competitive markets in the U.K. with a variety of for-profit, the NHS and other not-for-profit groups in each of our markets. Most competition is regional or local, based on relevant catchment areas and procurement initiatives. The NHS is often the dominant provider, although the trend has been towards increased outsourcing, whereby the NHS is both a provider and customer of mental healthcare services. NHS in-house beds accounts for approximately 70% of the total mental health hospital beds providing care in the U.K., with independent providers accounting for the remaining approximately 30% of beds.

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

Employees

At December 31, 2018, we had approximately 42,100 employees (approximately 20,800 in the U.S. and approximately 21,300 in the U.K), of which 28,600 were employed full-time. At December 31, 2018, labor unions represented approximately 460 of our U.S. employees at five of our U.S. facilities through eight collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future. The Royal College of Nursing is the trade union for full and part-time nurses, nursing cadets and healthcare assistants in the U.K.

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

The stock markets experience volatility, in some cases unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our facilities as profitably as we have in the past or as our investors expect us to in the future, the market price of our common stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, outcomes of political elections, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry.

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our common stock.

Because the patients we treat suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, sexual abuse, assaults and elopements, occur from time to time. If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on our business, financial condition and results of operations. In addition, we have been and could become the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation and how our referral sources and payors view us.

We have been and could become the subject of governmental investigations, regulatory actions and whistleblower lawsuits.

Healthcare companies in both the U.S. and the U.K. may be subject to investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies. See “Item 3. Legal Proceedings” for additional information about pending investigations. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. If we incur significant costs responding to or resolving these or future inquiries or investigations, our business, financial condition and results of operations could be materially adversely affected.

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

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2018, we derived approximately 39% of our revenue from the Medicare and Medicaid programs and 33% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales). See “— Structural shifts in the U.K. behavioral healthcare market may adversely affect us” for further details on U.K. funding risks to which we are subject.

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

At December 31, 2018, we had approximately $3.2 billion of total debt (net of debt issuance costs, discounts and premiums of $41.1 million), which included approximately $1.7 billion of debt under our Amended and Restated Senior Credit Facility (including approximately $365.8 million of Senior Secured Term A Loans and approximately $1.4 billion of Senior Secured Term B Loans), $150.0 million of debt under our 6.125% Senior Notes (the “6.125% Senior Notes”), $300.0 million of debt under our 5.125% Senior Notes (the “5.125% Senior Notes”), $650.0 million of debt under our 5.625% Senior Notes and $390.0 million of debt under our 6.500% Senior Notes. See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

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

The Amended and Restated Senior Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Amended and Restated Senior Credit Facility”.

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

As a company based outside of the U.K., we need to take certain actions to be more easily accepted in the U.K. For example, we may need to engage in a public relations campaign to emphasize service quality and company philosophy, preserve local management continuity and business practices and be transparent in our dealings with local governments and taxing authorities. Such efforts require significant time and effort on the part of our management team. Our results of operations could suffer if these efforts are not successful.

With significant operations in the U.K., our business and operations may be adversely affected by economic and political conditions in the U.K.

The global financial markets continue to experience significant volatility as a result of, among other things, economic and political instability in the wake of the referendum in the U.K. on June 23, 2016, in which the voters approved an exit from the European Union (“Brexit”). The U.K.’s exit from the European Union is expected to occur by the end of March 2019, but the U.K. government has thus far not passed a withdrawal agreement through Parliament, and has experienced difficulty in its efforts to do so. If an agreement can be passed by March 29, 2019, there will be a transition period through December 2020 to allow for businesses and individuals to adjust to changes. Otherwise, the U.K. is expected to be required to leave the European Union without an agreement or transition period in place. Brexit has created political and economic uncertainty, particularly in the U.K. and the European Union. Uncertainty over the terms of the U.K.’s expected departure from the European Union and the exit itself could negatively impact the U.K. and other economies, which could adversely affect our financial position and results of operations. The outlook for the global economy in 2019 and beyond remains uncertain as negotiations to determine the future terms of the U.K.’s relationship with the European Union continue. Such global market instability may hinder future economic growth. Any of these effects of Brexit, among others, could adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

 LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

We have recorded goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill becomes further impaired or our intangible assets become impaired.

We are required under U.S. generally accepted accounting principles (“GAAP”) to annually review, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable, our goodwill and indefinite-lived intangible assets for impairment. For the year ended December 31, 2018, we recorded a non-cash goodwill impairment charge of $325.9 million related to our U.K. Facilities. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill or other intangible assets is determined which could adversely affect our results of operations. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

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

With respect to our facilities in the U.K., we compete with various providers, including the NHS, staffing agencies and other employers, in attracting and retaining qualified management, medical, nursing, care and teaching personnel. Competition for such employees is intense and has resulted in increases to our labor and recruiting costs, which has adversely affected our operating margins. Competitors, in particular the NHS, may offer more attractive wages, pension plans or other benefits than us and we may not be able to provide similar offerings to our prospective employees as a result of cost or other reasons.

A shortage of nurses, qualified addiction counselors, and other medical support personnel has been a significant operating issue facing us and other healthcare providers, particularly for our facilities in the U.K. Such shortages have resulted in increased utilization of agency staff, which is significantly more expensive than staff we employ. As a result, we have experienced increased labor costs in the U.K., which has adversely affected our results of operations. We also may be required to enhance wages and benefits to hire nurses, qualified addiction counselors and other medical support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. The use of temporary or agency staff could also heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

Assumptions of unknown liabilities

Facilities that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for uncertain tax positions, liabilities for failure to comply with healthcare laws and regulations and liabilities for unresolved litigation or regulatory reviews. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities, the purchase agreement for some of our significant acquisitions contain minimal representations and warranties about the entities and business that we acquired. In addition, we have no indemnification rights against the sellers under some purchase agreements and all of the purchase price consideration was paid at closing. Therefore, we may incur material liabilities for the past activities of acquired entities and facilities. Even in those acquisitions in which we have such rights, we may experience difficulty enforcing the sellers’ obligations, or we may incur material liabilities for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business, financial condition or results of operations.

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

The nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our financial condition and results of operations may be materially adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our business, financial condition and results of operations could be negatively impacted. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service (“IRS”), as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

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

The rates that we charge publicly-funded entities for our services are negotiated individually with commissioners and historically have been subject to annual review on April 1 of each year, with customary adjustments based on the Retail Prices Index (“RPI”), Consumer Price Index (“CPI”) or sector specific costs indices. However, the current economic climate and the U.K. government’s overriding economic policy to control public spending means that, in the short term at least, commissioners are resistant to fee increases, often expecting that efficiency savings be made to offset inflationary cost increases in accordance with national policy. As a result, there can be no assurance that we can maintain the payment terms of our arrangements with publicly funded entities, including with respect to the timing of payments.

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

In January 2019, NHS England published its Long Term Plan for the NHS, central to which will be the creation of a network of integrated care systems. The plan makes little mention of the role of independent sector providers and it is most likely that the integrated care systems will be dominated by the incumbent NHS provider trusts. The NHS competition reforms introduced in 2012 gave independent sector providers statutory protection against unfair treatment by commissioners. NHS England’s proposed reversal of these reforms presents a risk that this protection could be lost such that it will become more difficult for independent sector providers to challenge commissioners’ preferential treatment of NHS provider trusts.

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

While the outsourcing by the NHS in England of healthcare services has been increasing in recent years, the need of the NHS in England to achieve substantial efficiency savings is likely to result in continued funding pressure in the pricing of such services. For instance, NHS Improvement, the NHS economic regulator, has, under NHS Tariff Rules, determined national prices across a range of

NHS services and has issued extensive guidance on how they are to be applied, including provision for local variations to national tariffs, subject to approval by NHS Improvement. While none of our services are currently subject to national prices, the future application of any national prices regime upon our services could have a material adverse impact on our revenue.

In addition, the allocation of funding responsibility for adult social care may be subject to change at some time in the future under the provisions of the Care Act 2014 under which individuals identified as being required to pay for their own care under the relevant means test will be required to take funding responsibility up to a specified lifetime monetary cap, with Local Authorities responsible for the remainder of expenses for personal care, excluding “daily living” expenses. Should this cap be introduced, it would potentially place greater funding responsibility with public sector bodies over the longer term, which would potentially exacerbate the current funding challenges faced by such bodies.

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

We are reliant upon maintaining strong relationships with commissioners employed by publicly funded entities, psychiatric and other medical consultants, and any change in those relationships may adversely affect us.

The relationships that we have with commissioners is a key driver of referrals for our facilities in the U.K. Referrals to our U.K. business by the NHS accounted for a significant percentage of our revenue for the year ended December 31, 2018. Should there be a major reorganization of publicly funded entities, such as the NHS reorganization announced in 2010 and implemented between 2012 and 2013, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to our facilities, which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects. Any actual or perceived deterioration in service quality, any serious incidents at our facilities or any other event that could cause commissioners to prefer other service providers over us could also adversely impact referrals from commissioners. Further, our business also depends, in part, on psychiatric and other medical consultants referring their patients to us for treatment either as in-patients or day patients. From time to time, consultants may decide to relocate or reposition their practices, retire or refer patients elsewhere with the result that there is a decrease in the number of referrals made to our facilities. A deterioration in relationships with commissioners or consultants or the decision by one or more commissioners or consultants to refer patients to our competitors or to stop all referrals would have an adverse effect on the ADC at our facilities in the U.K., which would have a corresponding negative impact on our business, results of operations and financial condition.

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

Furthermore, in April 2016, a new “National Living Wage” was introduced across the U.K. which was increased in April 2017 and April 2018 and is scheduled to increase again in April 2019 with further annual increases expected until at least 2021. These changes to the National Living Wage have and will increase our operating costs and, unless we can increase revenue or reduce other costs, will reduce our margins.

In the U.K., there has been an increase in enforcement action by HMRC against employers who do not pay the NMW. In 2017 and early 2018 this action extended to fixed allowance payments for sleep-in shifts in the care sector. The industry standard practice has been to pay a fixed allowance to employees who sleep at sites at night with a “top-up” if an employee is woken and provides care to residents during the night. In July 2018, the Court of Appeal determined that sleep-in shifts were not subject to NMW legislation and HMRC stepped back from its enforcement action. However, it is still possible the Court of Appeal’s judgment may be appealed to the Supreme Court such that if it were to be overturned, HMRC would recommence its enforcement activity. In such circumstances, we may be subject to (i) increased payments to employees for sleep-in shifts on an on-going basis; (ii) payments of up to 6 years of arrears to employees or former employees who have carried out sleep-in shifts at our U.K. facilities; and (iii) payments of interest and penalties to HMRC, all of which would have a corresponding negative impact on our business, results of operations and financial condition.

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

Our future growth will partly depend on our ability to maintain our reputation for providing quality patient care and, through new programs and marketing activities, increased demand for our services. Factors such as increased acuity of our patients, health and safety incidents at our facilities, regulatory enforcement actions, negative press or general customer dissatisfaction could lead to deterioration in the level of our quality ratings or the public perception of the quality of our services (including as a result of negative publicity about our industry generally), which in turn could lead to a loss of patient placements, referrals and self-pay patients or service users. Any impairment of our reputation, loss of goodwill or damage to the value of our brand name could have a material adverse effect on our business, results of operations and financial condition.

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

We collect, process and store sensitive personal data as part of our business. In the event of a security breach, sensitive personal data could become public. We are currently not aware of any material incidences of potential data breach; however, there can be no assurance that such breaches will not arise in future. Although we have in place policies and procedures to prevent such breaches, breaches could occur either as a result of a breach by our employees or as a result of a breach by a third party to whom we have provided sensitive personal data, and we could face liability under data protection laws.

In addition to U.S. data protection laws, we are subject to similar, and in some cases more restrictive, U.K. data protection laws. For example, the GDPR was introduced in May 2018 and provides heightened data protection requirements including more stringent consent requirements, data protection and security measures and requirements to appoint a data protection officer. Following a full scale review of the business’s operations we have taken appropriate steps to ensure compliance with U.K. data protection laws and regulations; all internal policies and procedures have been reviewed and a full training module has been rolled out to all staff at all sites and central functions. Nevertheless we cannot guarantee that our facilities will not be subject to data breaches which could have a material adverse effect on our business, financial condition, or results of operations.

Liability under data protection laws may result in sanctions, including substantial fines and/or compensation to those affected. Additionally, liability may cause us to suffer damage to our brand and reputation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant U.K. operations. Accordingly, we translate revenue and other results denominated in a foreign currency into U.S. dollars (“USD”) for our consolidated financial statements. During periods of a strengthening USD or weakening British pound (“GBP”), our reported international revenue and expenses could be reduced because foreign currencies may translate into fewer USD. Following the Brexit vote and subsequent developments, the GBP dropped to its lowest level against the USD in more than 30 years. If the U.K. government is unable to pass a Brexit agreement by March 29, 2019, the exchange rate may significantly decline. If the exchange rate declines, our results of operations will be negatively impacted in future periods.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into USD.

We incur significant transaction-related costs in connection with acquisitions and other strategic transactions.

We incur substantial costs in connection with acquisitions and other strategic transactions, including transaction-related expenses. In addition, we may incur additional costs to maintain employee morale, retain key employees, and to formulate and execute integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of acquired businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

We are subject to taxation in, and to the tax laws and regulations of, the U.S. and certain foreign jurisdictions as a result of our operations and our corporate and financing structure. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on our business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate. In addition, the Tax Act made significant changes to the rules applicable to the taxation of corporations. The Company continues to analyze the effects of the Tax Act on its business.

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

On January 20, 2017, Donald Trump became President of the United States. Shortly after his inauguration, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal PPACA. Several bills have been introduced and voted upon in the House of Representatives and United States Senate that would either repeal and replace or simply repeal PPACA, although no such comprehensive legislation has been enacted to-date. The Tax Act does, however, effectively repeal the individual mandate to obtain and maintain health insurance by eliminating the tax penalty associated with failing to do so. There are also numerous legal challenges to the validity of PPACA.

If PPACA is modified or ruled invalid, we may experience a significant decrease in reimbursement from state Medicaid programs. We may also experience a significant increase in uncompensated care if many of our patients who currently obtain private health insurance coverage or Medicaid coverage under the provisions of PPACA are no longer able to maintain that coverage. Finally, PPACA currently works in conjunction with MHPAEA to require that third-party payors reimburse providers of certain mental health and substance abuse treatment services on an out-of-network basis. If PPACA or this particular provision thereof is eliminated, we may experience a significant decrease in out-of-network reimbursement at certain of our facilities.

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

Among the laws applicable to our operations are the federal Anti-Kickback Statute, the Stark Law, the federal False Claims Act, EKRA, and similar state laws. These laws impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The OIG has issued certain safe harbor regulations that outline practices that are deemed acceptable under the Anti-Kickback Statute, and similar regulatory exceptions have been promulgated by CMS under the Stark Law. While we endeavor to ensure that our arrangements with referral sources comply with an applicable safe harbor to the Anti-Kickback Statute where possible, certain of our current arrangements with physicians and other potential referral sources may not qualify for such protection. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Even if our arrangements are found to be in compliance with the Anti-Kickback Statue, they may still face scrutiny under the newly enacted EKRA law. Moreover, while we believe that our arrangements with physicians comply with applicable Stark Law exceptions, the Stark Law is a strict liability statute for which no intent to violate the law is required.

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

Furthermore, new regulations or regulatory bodies may be introduced in the future or existing regulations and regulatory bodies may be amended or replaced and we may not adapt to such changes quickly enough, or in a cost-efficient manner. For example, the U.K. government appointed Monitor (now part of NHS Improvement) as the market regulator for healthcare providers in 2012 by way of a licensing regime. Any failure by us to comply with the licensing regime could result in NHS Improvement revoking our license, which would mean we would be unable to operate. In addition, such regulatory changes may preclude management from executing its business plan as intended, including the timing for new developments and openings.

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

We are similarly unable to guarantee that current U.K. laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. Additionally, there is a risk that budget constraints, public spending cuts (such as the cuts announced by the U.K. government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause the NHS and Local Authorities to reduce funding for the types of services that we provide. Although the government has announced that revenue funding for the NHS in England will grow by an average of 3.4% a year over the next five years from 2019, most of this funding will be needed to cover increases in NHS pay and to meet increased demand, particularly for acute and emergency services. Such policy changes in the U.K. could lead to fewer services from the independent sector being purchased by publicly funded entities or material changes being made to their procurement practices, any of which could materially reduce our revenue. These and other future developments and amendments may negatively impact our operations, which could have a material adverse effect on our business, financial condition or results of operations. See “—Expanding our operations internationally poses additional risks to our business.”

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

The NHS is the principal provider and customer of mental healthcare services in the U.K. NHS in-house beds account for approximately 70% of the total mental health hospital beds providing care in the U.K. As the preferred provider, there is often a bias toward referrals to NHS, and therefore NHS facilities have maintained high occupancy rates. Under the NHS Long Term Plan, preferential treatment of NHS providers is likely to increase and while independent operators may have emerged to satisfy the demand for mental health services not supplied by the NHS, this trend could be reversed. In addition to the NHS, we face competition in the U.K. from independent sector providers and other publicly funded entities for individuals requiring care and for appropriate sites on which to develop or expand facilities in the U.K. Should we fail to compete effectively with our peers and competitors in the industry, or if the competitive environment intensifies, individuals may be referred elsewhere for services that we provide, negatively impacting our ability to secure referrals and limiting the expansion of our business.

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2018, labor unions represented approximately 460 of our employees at five of our U.S. facilities through eight collective bargaining agreements. The Royal College of Nursing represents nursing employees at our facilities in the U.K. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. The loss of the services of one or more of our senior executives, including our U.K. senior management team, or of a significant portion of our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could have a material adverse effect on our business, results of operations and financial condition. In December 2018, Joey A. Jacobs was replaced as our chief executive officer by Debra K. Osteen. There can be no assurance that the change in our chief executive officer will not result in the departure of other key executives or local facility management personnel.

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

Although we have facilities in 40 states, the U.K. and Puerto Rico, we have substantial operations in the U.K., Pennsylvania, California, Arizona and Arkansas, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

For the year ended December 31, 2018, our revenue in the U.K. represented approximately 37% of our total revenue. Revenue from Pennsylvania, California, Arizona and Arkansas represented approximately 7%, 5%, 4% and 4% of our total revenue for the year ended December 31, 2018, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

In addition, some of our facilities are located in hurricane-prone areas. Hurricanes have historically had a disruptive effect on the operations of facilities and the patient populations in hurricane-prone areas. Our business activities could be significantly disrupted by a particularly active hurricane season or even a single storm, and our property insurance may not be adequate to cover losses from such storms or other natural disasters.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2018, our estimated implicit price concessions represented approximately 13% of our accounts receivable balance as of such date. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including the repeal, replacement or modification of PPACA) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 180 members in the U.K., most of whom are inactive and retired former employees. As of May 1, 2005, this plan was closed to new participants but then-current participants continue to accrue benefits, and effective May 2015, active participants no longer accrued benefits. At December 31, 2018, the net deficit recognized under GAAP in respect of this plan was £2.8 million.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2018:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	3	425
Arkansas	6	713
California	22	462
Delaware	2	100
Florida	6	481
Georgia	5	332
Illinois	1	164
Indiana	8	303
Iowa	1	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	364
Maine	4	—
Maryland	3	—
Massachusetts	13	144
Michigan	6	375
Mississippi	3	428
Missouri	2	239
Montana	1	108
Nevada	4	144
New Hampshire	2	—
New Jersey	1	—
New Mexico	2	210
North Carolina	10	431
Ohio	4	146
Oklahoma	1	108
Oregon	6	—
Pennsylvania	30	1,455
Rhode Island	2	—
South Carolina	1	42
South Dakota	1	126
Tennessee	7	761
Texas	4	407
Utah	6	147
Vermont	1	—
Virginia	7	279
Washington	7	137
West Virginia	7	—
Wisconsin	14	35
International
Puerto Rico	1	172
United Kingdom	370	8,846
	583	18,084

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

During the third quarter of 2018, the U.S. Attorney’s Office for the Southern District of West Virginia served subpoenas on seven of our comprehensive treatment centers located in West Virginia requesting various documents from January 2012 to the date of the subpoena. The U.S. Attorney’s Office has advised us that the civil aspect of the investigation is a False Claims Act investigation focused on claims submitted by the centers for certain lab services. We are cooperating fully with the government’s investigation and have established a reserve of $19.0 million relating to our billing for lab services in West Virginia which was recorded in other accrued liabilities on the consolidated balance sheets and legal settlements expense on the consolidated statements of operations. At this time, we cannot predict the potential liability, and changes in the reserve may be required in future periods as discussions with the government continue and additional information becomes available.

In the fall of 2017, the Department of Health and Human Services Office of Inspector General issued subpoenas to three of our facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of our facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. The government’s investigation of these four facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. We are cooperating with the government’s investigation but are not able to quantify any potential liability in connection with these investigations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.”

Stockholders

As of March 1, 2019, there were approximately 552 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	892	$37.67	—	—
November 1 – November 30	3,011	$40.91	—	—
December 1 – December 31	38,963	$29.24	—	—
Total	42,866

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2018, 2017 and 2016, and at December 31, 2018 and 2017, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2015 and 2014, and at December 31, 2016, 2015 and 2014, is derived from our audited consolidated financial statements not included herein. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$3,012,442	$2,877,234	$2,852,823	$1,829,619	$1,030,784
Provision for doubtful accounts	—	(40,918)	(41,909)	(35,127)	(26,183)
Revenue	3,012,442	2,836,316	2,810,914	1,794,492	1,004,601
Salaries, wages and benefits (1)	1,659,348	1,536,160	1,541,854	973,732	575,412
Professional fees	227,425	196,223	185,486	116,463	52,482
Supplies	119,314	114,439	117,425	80,663	48,422
Rents and leases	80,282	76,775	73,348	32,528	12,201
Other operating expenses	354,498	331,827	312,556	206,746	110,654
Depreciation and amortization	158,832	143,010	135,103	63,550	32,667
Interest expense, net	185,410	176,007	181,325	106,742	48,221
Debt extinguishment costs	1,815	810	4,253	10,818	—
Legal settlements expense	22,076	—	—	—	—
Loss on impairment	337,889	—	—	—	—
Loss on divestiture	—	—	178,809	—	—
(Gain) loss on foreign currency derivatives	—	—	(523)	1,926	(15,262)
Transaction-related expenses	34,507	24,267	48,323	36,571	13,650
(Loss) income from continuing operations, before income taxes	(168,954)	236,798	32,955	164,753	126,154
Provision for income taxes	6,532	37,209	28,779	53,388	42,922
(Loss) income from continuing operations	(175,486)	199,589	4,176	111,365	83,232
Income (loss) from discontinued operations, net of income taxes	—	—	—	111	(192)
Net (loss) income	(175,486)	199,589	4,176	111,476	83,040
Net (income) loss attributable to noncontrolling interests	(264)	246	1,967	1,078	—
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(175,750)	$199,835	$6,143	$112,554	$83,040
(Loss) income from continuing operations per share basic	$(2.01)	$2.30	$0.07	$1.65	$1.51
(Loss) income from continuing operations per share diluted	$(2.01)	$2.30	$0.07	$1.64	$1.50
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$50,510	$67,290	$57,063	$11,215	$94,040
Total assets	6,172,504	6,424,502	6,024,726	4,279,208	2,206,955
Total debt	3,193,487	3,239,888	3,287,809	2,240,744	1,079,635
Total equity	2,333,307	2,572,871	2,167,724	1,683,028	880,965

(1)

Salaries, wages and benefits for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 include $22.0 million, $23.5 million, $28.3 million, $20.5 million and $10.1 million, respectively, of equity-based compensation expense.

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

•	our ability to recruit and retain quality psychiatrists and other physicians, nurses, counselors and other medical support personnel;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs in the U.S. and the U.K.;
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

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the impact of adverse weather conditions, including the effects of hurricanes;

•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;
•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
•	changes in interpretations, assumptions and expectations regarding the Tax Act, including additional guidance that may be issued by federal and state taxing authorities;
•	failure to maintain effective internal control over financial reporting;
•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;
•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;
•	the impact of value-based purchasing programs on our revenue; and
•	those risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2018, we operated 583 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the U.K. and Puerto Rico. During the year ended December 31, 2018, we added 651 beds, including 499 added to existing facilities and 152 added through the opening of two de novo facilities. For the year ending December 31, 2019, we expect to add approximately 700 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the U.S. and the U.K. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. and U.K. through acquisitions, joint ventures and bed additions in existing facilities.

Acquisitions

2019 Acquisitions

On February 15, 2019, we completed the acquisition of Whittier, an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, we completed the acquisition of Mission Treatment for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$3,012,442		$2,877,234		$2,852,823
Provision for doubtful accounts	—		(40,918)		(41,909)
Revenue	3,012,442	100.0%	2,836,316	100.0%	2,810,914	100.0%
Salaries, wages and benefits	1,659,348	55.1%	1,536,160	54.2%	1,541,854	54.9%
Professional fees	227,425	7.5%	196,223	6.9%	185,486	6.6%
Supplies	119,314	4.0%	114,439	4.0%	117,425	4.2%
Rents and leases	80,282	2.7%	76,775	2.7%	73,348	2.6%
Other operating expenses	354,498	11.8%	331,827	11.7%	312,556	11.1%
Depreciation and amortization	158,832	5.3%	143,010	5.0%	135,103	4.8%
Interest expense, net	185,410	6.2%	176,007	6.2%	181,325	6.4%
Debt extinguishment costs	1,815	0.1%	810	0.0%	4,253	0.1%
Legal settlements expense	22,076	0.7%	—	0.0%	—	0.0%
Loss on impairment	337,889	11.2%	—	0.0%	—	0.0%
Loss on divestiture	—	—%	—	—%	178,809	6.4%
Gain on foreign currency derivatives	—	—%	—	—%	(523)	—%
Transaction-related expenses	34,507	1.1%	24,267	0.9%	48,323	1.7%
	3,181,396	105.7%	2,599,518	91.6%	2,777,959	98.8%
(Loss) income before income taxes	(168,954)	-5.7%	236,798	8.4%	32,955	1.2%
Provision for income taxes	6,532	0.2%	37,209	1.3%	28,779	1.0%
Net (loss) income	(175,486)	-5.9%	199,589	7.0%	4,176	0.1%
Net (income) loss attributable to noncontrolling interest	(264)	-0.1%	246	0.0%	1,967	0.1%
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(175,750)	-5.8%	$199,835	7.0%	$6,143	0.2%

Segments

At December 31, 2018, the U.S. Facilities segment included 213 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 370 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the years ended December 31, 2018 and 2017 compared to same periods in the previous years:

	Year Ended December 31,
	2018	2017
U.S. Same Facility Results (a)
Revenue growth	5.4%	6.6%
Patient days growth	2.7%	4.8%
Admissions growth	4.3%	6.2%
Average length of stay change (b)	-1.6%	-1.4%
Revenue per patient day growth	2.7%	1.7%
EBITDA margin change (c)	-20bps	-10bps
(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)	Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, legal settlements expense, loss on impairment, loss on divestiture, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. Management uses Segment EBITDA as an analytical indicator to measure the performance of our segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the years ended December 31, 2018 and 2017 compared to the same periods in the previous years:

	Year Ended December 31,
	2018	2017
U.K. Same Facility Results (a,c)
Revenue growth	4.7%	3.6%
Patient days growth	1.6%	2.1%
Admissions growth	-0.4%	7.4%
Average length of stay change (b)	2.0%	-5.0%
Revenue per patient day growth	3.1%	1.5%
EBITDA margin change (d,e)	-240bps	-80bps
(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the previous year is adjusted to reflect the foreign currency exchange rate for the comparable period of the current year in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.
(e)

U.K. EBITDA margin for the years ended December 31, 2018 and 2017 was affected by lower census and higher operating expenses including contract labor in particular. Our census did not reach a sufficient level to absorb the higher wages and operating costs, which adversely affected our margins.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue. Revenue increased $176.1 million, or 6.2%, to $3.0 billion for the year ended December 31, 2018 from $2.8 billion for the year ended December 31, 2017 resulting from same facility revenue growth of 5.2% and the increase in the exchange rate between USD and GBP of $36.2 million. During the year ended December 31, 2018, we generated $1.9 billion of revenue, or 63.2% of our total revenue, from our U.S. Facilities and $1.1 billion of revenue, or 36.8% of our total revenue, from our U.K. Facilities. During the year ended December 31, 2017, we generated $1.8 billion of revenue, or 63.8% of our total revenue, from our U.S. Facilities and $1.0 billion of revenue, or 36.2% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $96.7 million, or 5.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, resulting from same facility growth in patient days of 2.7% and an increase in same facility revenue per day of 2.7%. U.S. same facility revenue was impacted by a fourth quarter 2018 accounts receivable adjustment of approximately $8.0 million primarily related to our CTCs and the state Medicaid programs in Wisconsin. U.K. same facility revenue increased by $45.2 million, or 4.7%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, resulting from same facility growth in patient days of 1.6% and an increase in same facility revenue per day of 3.1%. Consistent with the same facility patient day growth in 2017, the growth in same facility patient days for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.7 billion for the year ended December 31, 2018 compared to $1.5 billion for the year ended December 31, 2017, an increase of $123.2 million. SWB expense included $22.0 million and $23.5 million of equity-based compensation expense for the years ended December 31, 2018 and 2017, respectively. Excluding equity-based compensation expense, SWB expense was $1.6 billion, or 54.4% of revenue, for the year ended December 31, 2018, compared to $1.5 billion, or 53.3% of revenue, for the year ended December 31, 2017. Same facility SWB expense was

$1.5 billion for the year ended December 31, 2018, or 51.6% of revenue compared to $1.4 billion for the year ended December 31, 2017, or 51.1% of revenue.

Professional fees. Professional fees were $227.4 million for the year ended December 31, 2018, or 7.5% of revenue, compared to $196.2 million for the year ended December 31, 2017, or 6.9% of revenue. The $31.2 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Contract labor costs in our U.K. Facilities were higher primarily due to the ongoing nursing and clinical labor shortage and our dependence on higher cost agency labor. Same facility professional fees were $196.7 million for the year ended December 31, 2018, or 6.8% of revenue, compared to $169.4 million, for the year ended December 31, 2017, or 6.2% of revenue.

Supplies. Supplies expense was $119.3 million for the year ended December 31, 2018, or 4.0% of revenue, compared to $114.4 million for the year ended December 31, 2017, or 4.0% of revenue. Same facility supplies expense was $111.1 million for the year ended December 31, 2018, or 3.9% of revenue, compared to $107.7 million for the year ended December 31, 2017, or 3.9% of revenue.

Rents and leases. Rents and leases were $80.3 million for the year ended December 31, 2018, or 2.7% of revenue, compared to $76.8 million for the year ended December 31, 2017, or 2.7% of revenue. Same facility rents and leases were $64.5 million for the year ended December 31, 2018, or 2.2% of revenue, compared to $62.7 million for the year ended December 31, 2017, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $354.5 million for the year ended December 31, 2018, or 11.8% of revenue, compared to $331.8 million for the year ended December 31, 2017, or 11.7% of revenue. Same facility other operating expenses were $329.1 million for the year ended December 31, 2018, or 11.5% of revenue, compared to $314.8 million for the year ended December 31, 2017, or 11.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $158.8 million for the year ended December 31, 2018, or 5.3% of revenue, compared to $143.0 million for the year ended December 31, 2017, or 5.0% of revenue. The increase in depreciation and amortization was attributable to depreciation associated with capital expenditures and real estate acquisitions during 2017 and 2018.

Interest expense. Interest expense was $185.4 million for the year ended December 31, 2018 compared to $176.0 million for the year ended December 31, 2017. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt slightly offset by the lower interest rates as a result of the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2018 represented $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement and $0.9 million of cash charges in connection with the redemption of the 9.0% and 9.5% Revenue Bonds. Debt extinguishment costs for the year ended December 30, 2017 represent $0.5 million of charges and $0.3 of non-cash charges recorded in connection with the Third Repricing Amendment to the Amended and Restated Senior Credit Facility.

Legal settlements expense. Legal settlement costs of $22.1 million for the year ended December 31, 2018 represent $19.0 million related to the government investigation of the Company’s billing for lab services in West Virginia and $3.1 million related to the resolution of the shareholder class action lawsuit filed in 2011 in connection with our merger with PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”).

Loss on impairment. Loss on impairment of $337.9 million for the year ended December 31, 2018 represents a non-cash goodwill impairment charge of $325.9 million and a non-cash long-lived asset impairment charge of $12.0 million related to our U.K. Facilities.

Transaction-related expenses. Transaction-related expenses were $34.5 million for the year ended December 31, 2018 compared to $24.3 million for the year ended December 31, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions and related integrated efforts and, for 2018, to the CEO transition.

In December 2018, Mr. Joey A. Jacobs was removed from his positions as the CEO and Chairman of the Board of directors (the “Board”) of the Company. Also in December 2018, Ms. Debra K. Osteen was elected by the Board to serve as the Company’s CEO. In connection with this CEO transition, the Company recorded a charge of $14.0 million, which was comprised of cash payments to

Mr. Jacobs of $8.1 million, the accelerated vesting of Mr. Jacobs’ restricted stock awards of $5.0 million, a cash payment to Ms. Osteen of $0.4 million and other costs of $0.5 million. CEO transition costs of $14.0 million were recorded in transaction-related expenses in the consolidated statements of operations.

Transaction-related expenses are as summarized below (in thousands):

	Year Ended December 31,
	2018	2017
CEO transition costs	$14,033	$—
Termination and closure costs	11,829	16,190
Legal, accounting and other fees	8,645	8,077
	$34,507	$24,267

Provision for income taxes. For the year ended December 31, 2018, the provision for income taxes was $6.5 million, reflecting an effective tax rate of (3.9)%, compared to $37.2 million, reflecting an effective tax rate of 15.7%, for 2017. The change in the effective tax rate for the year ended December 31, 2018 was primarily attributable to the disparity in the accounting treatment and the tax treatment of the loss on impairment recorded in 2018.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue before provision for doubtful accounts. Revenue before provision for doubtful accounts increased $24.4 million, or 0.9%, to $2.9 billion for the year ended December 31, 2017 from $2.9 billion for the year ended December 31, 2016. The increase related primarily to revenue generated during the year ended December 31, 2017 from the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, offset by the reduction in revenue before provision for doubtful accounts related to the U.K. Divestiture of $154.7 million and the decline in the exchange rate between USD and GBP of $45.5 million. During the year ended December 31, 2017, we generated $1.8 billion of revenue, or 63.8% of our total revenue, from our U.S. Facilities and $1.0 billion of revenue, or 36.2% of our total revenue, from our U.K. Facilities. During year ended December 31, 2016, we generated $1.7 billion of revenue, or 60.5% of our total revenue, from our U.S. Facilities and $1.1 billion of revenue, or 39.5% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $109.1 million, or 6.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, resulting from same facility growth in patient days of 4.8% and an increase in same facility revenue per day of 1.7%. U.K. same facility revenue increased by $28.9 million, or 3.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, resulting from same facility growth in patient days of 2.1% and an increase in same facility revenue per day of 1.5%. Consistent with the same facility patient day growth in 2016, the growth in same facility patient days for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Provision for doubtful accounts. The provision for doubtful accounts was $40.9 million for the year ended December 31, 2017, or 1.4% of revenue before provision for doubtful accounts, compared to $41.9 million for the year ended December 31, 2016, or 1.5% of revenue before provision for doubtful accounts.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.5 billion for the year ended December 31, 2017 compared to $1.5 billion for the year ended December 31, 2016, a decrease of $5.7 million. SWB expense included $23.5 million and $28.3 million of equity-based compensation expense for the years ended December 31, 2017 and 2016, respectively. Excluding equity-based compensation expense, SWB expense was $1.5 billion, or 53.3% of revenue, for the year ended December 31, 2017, compared to $1.5 billion, or 53.8% of revenue, for the year ended December 31, 2016. The slight decrease in SWB expense, excluding equity-based compensation expense, was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP offset by SWB expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same facility SWB expense was $1.3 billion for the year ended December 31, 2017, or 50.9% of revenue compared to $1.3 billion for the year ended December 31, 2016, or 51.0% of revenue.

Professional fees. Professional fees were $196.2 million for the year ended December 31, 2017, or 6.9% of revenue, compared to $185.5 million for the year ended December 31, 2016, or 6.6% of revenue. The $10.7 million increase was primarily attributable professional fees incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory, and higher contract labor costs in our U.K. Facilities offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same facility professional fees were $160.1 million for the year ended December 31, 2017, or 6.2% of revenue, compared to $145.0 million, for the year ended December 31, 2016, or 5.9% of revenue.

Supplies. Supplies expense was $114.4 million for the year ended December 31, 2017, or 4.0% of revenue, compared to $117.4 million for the year ended December 31, 2016, or 4.2% of revenue. The $3.0 million decrease was primarily attributable to the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP offset by supplies expense incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory. Same facility supplies expense was $103.5 million for the year ended December 31, 2017, or 4.0% of revenue, compared to $100.2 million for the year ended December 31, 2016, or 4.1% of revenue.

Rents and leases. Rents and leases were $76.8 million for the year ended December 31, 2017, or 2.7% of revenue, compared to $73.3 million for the year ended December 31, 2016, or 2.6% of revenue. The $3.4 million increase was primarily attributable to rents and leases incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same facility rents and leases were $58.0 million for the year ended December 31, 2017, or 2.2% of revenue, compared to $57.5 million for the year ended December 31, 2016, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $331.8 million for the year ended December 31, 2017, or 11.7% of revenue, compared to $312.6 million for the year ended December 31, 2016, or 11.1% of revenue. The $19.2 million increase was primarily attributable to other operating expenses incurred by the facilities acquired in our 2016 Acquisitions, particularly the acquisition of Priory slightly offset by the reduction in expense related to the U.K. Divestiture and the decline in the exchange rate between USD and GBP. Same facility other operating expenses were $297.8 million for the year ended December 31, 2017, or 11.4% of revenue, compared to $273.3 million for the year ended December 31, 2016, or 11.1% of revenue.

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

Interest expense. Interest expense was $176.0 million for the year ended December 31, 2017 compared to $181.3 million for the year ended December 31, 2016. The decrease in interest expense was primarily a result of the lower interest rates in connection with amendments to the Amended and Restated Senior Credit Facility and the debt paydown on November 30, 2016 using proceeds from the U.K. Divestiture. Interest expense was also impacted by higher interest rates applicable to our variable-rate debt, borrowings under the Amended and Restated Senior Credit Facility and the issuance of the 6.500% Senior Notes on February 16, 2016.

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

Transaction-related expenses. Transaction-related expenses were $24.3 million for the year ended December 31, 2017 compared to $48.3 million for the year ended December 31, 2016. Transaction-related expenses represent costs incurred in the respective periods, primarily related to the 2016 Acquisitions, the U.K. Divestiture and the related integration efforts, as summarized below (in thousands):

	Year Ended December 31,
	2017	2016
Termination and closure costs	$16,190	$15,449
Legal, accounting and other fees	8,077	18,024
Advisory and financing commitment fees	—	14,850
	$24,267	$48,323

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

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2018 was $416.6 million compared to $401.3 million for the year ended December 31, 2017. The increase in cash provided by continuing operating activities was primarily attributable to growth in same facility operations. Days sales outstanding at December 31, 2018 was 39 compared to 38 at December 31, 2017. At December 31, 2018 and December 31, 2017, we had working capital of $34.0 million and $94.2 million, respectively.

Cash used in investing activities for the year ended December 31, 2018 was $361.0 million compared to $336.5 million for the year ended December 31, 2017. Cash used in investing activities for the year ended December 31, 2018 primarily consisted of $341.5 million of cash paid for capital expenditures and $18.4 million of cash paid for real estate. Cash paid for capital expenditures for the year ended December 31, 2018 consisted of $74.1 million of routine capital expenditures and $267.4 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2.5% of revenue for the year ended December 31, 2018. Cash used in investing activities for the year ended December 31, 2017 primarily consisted of $274.1 million of cash paid for capital expenditures, $41.1 million of cash paid for real estate acquisitions and cash paid for acquisitions of $18.2 million. Cash paid for capital expenditures for the year ended December 31, 2017 consisted of $70.8 million of routine capital expenditures and $203.4 million of expansion capital expenditures.

Cash used in financing activities for the year ended December 31, 2018 was $67.3 million compared to $60.1 million for the year ended December 31, 2017. Cash used in financing activities for the year ended December 31, 2018 primarily consisted of principal payments on long-term debt of $39.7 million, repayment of long-term debt of $21.9 million and common stock withheld for minimum statutory taxes of $3.4 million. Cash provided by financing activities for the year ended December 31, 2017 primarily consisted of principal payments on long-term debt of $34.8 million, repayment of long-term debt of $22.5 million and common stock withheld for minimum statutory taxes of $3.5 million.

We had total available cash and cash equivalents of $50.5 million, $67.3 million and $57.1 million at December 31, 2018, 2017 and 2016, respectively, of which approximately $18.0 million, $20.4 million and $41.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

Amended and Restated Senior Credit Facility

We entered into a Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the SEC.

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

On February 6, 2019, we entered into the Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment, among other things, amended the definition of “Consolidated EBITDA” to remove the cap on non-cash charges, losses and expenses related to the impairment of goodwill, which in turn provided increased flexibility to us in terms of our financial covenants.

On February 27, 2019, we entered into the Twelfth Amendment to the Amended and Restated Credit Agreement. The Twelfth Amendment, among other things, modified certain definitions, including “Consolidated EBITDA”, and increased our permitted Maximum Consolidated Leverage Ratio, thereby providing increased flexibility to us in terms of our financial covenants.

We had $486.7 million of availability under the revolving line of credit and had standby letters of credit outstanding of $13.3 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for March 31, 2019 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.5% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.5% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At December 31, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.5%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

c)	The financial covenants include maintenance of the following:
•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;
•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2018	6.50x	6.25x	6.00x	6.00x
2019	6.25x	6.25x	6.25x	6.00x
2020	5.75x	5.75x	5.75x	5.50x
2021	5.25x	5.25x	5.00x	5.00x

•	the secured leverage ratio may not be greater than 3.50x as of the end of each fiscal quarter beginning September 30, 2018 and each fiscal quarter thereafter.

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

9.0% and 9.5% Revenue Bonds

On November 11, 2012, in connection with the acquisition of The Pavilion at HealthPark, LLC (“Park Royal”), we assumed debt of $23.0 million. The fair market value of the debt assumed was $25.6 million and resulted in a debt premium balance being recorded as of the acquisition date. The debt consisted of $7.5 million and $15.5 million of 9.0% and 9.5% Revenue Bonds, respectively.

On December 1, 2018, we exercised the option to redeem in whole the 9.0% and 9.5% Revenue Bonds at a redemption price equal to the sum of 104% of the principal amount of the 9.0% and 9.5% Revenue Bonds plus accrued and unpaid interest. In connection with the redemption of the 9.0% and 9.5% Revenue Bonds, we recorded a debt extinguishment charge of $0.9 million, which was recorded in debt extinguishment costs in the consolidated statements of operations.

The 9.0% bonds in the amount of $7.5 million had a maturity date of December 1, 2030 and required yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million had a maturity date of December 1, 2040 and required yearly principal payments beginning in 2031. The principal payments established a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At December 31, 2017, $2.3 million was recorded within other assets on the consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which established a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million was amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$208,486	$862,641	$2,445,645	$396,338	$3,913,110
Operating leases	64,958	118,899	99,254	777,684	1,060,795
Purchase and other obligations (2)	4,087	36,233	1,980	26,095	68,395
Total obligations and commitments	$277,531	$1,017,773	$2,546,879	$1,200,117	$5,042,300

(1)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2018.
(2)	Amounts relate to purchase obligations, including capital lease payments.

Off-Balance Sheet Arrangements

At December 31, 2018, we had standby letters of credit outstanding of $13.3 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2018 was composed of $1.5 billion of fixed-rate debt and $1.7 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.50% higher rate on our variable-rate debt) would decrease our net income and cash flows by $7.3 million on an annual basis based upon our borrowing level at December 31, 2018.

 LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of approximately $8.6 million on an annual basis.

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

Revenue and Accounts Receivable

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted ASU 2014-09 using the modified retrospective method effective January 1, 2018. As a result of certain changes required by ASU 2014-09, the majority of our provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the consolidated statements of operations. The adoption of ASU 2014-09 did not have a significant impact on our consolidated financial statements.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. Our cost report receivables were $10.3 million and $9.0 million at December 31, 2018 and 2017, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.5 million, $0.2 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Commercial	$573,089	30.1%	$569,242	30.8%	$534,468	30.7%
Medicare	280,340	14.7%	281,270	15.2%	266,868	15.3%
Medicaid	893,644	46.9%	796,375	43.0%	725,508	41.7%
Self-Pay	134,054	7.1%	169,727	9.2%	185,094	10.6%
Other	23,568	1.2%	33,942	1.8%	28,418	1.7%
Revenue before provision for doubtful accounts	1,904,695	100.0%	1,850,556	100.0%	1,740,356	100.0%
Provision for doubtful accounts	—		(40,712)		(41,831)
Revenue	$1,904,695		$1,809,844		$1,698,525

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$1,000,828	90.3%	$922,159	89.8%	$1,021,888	92.0%
Self-Pay	104,824	9.5%	95,687	9.3%	83,066	7.5%
Other	2,095	0.2%	8,832	0.9%	5,485	0.5%
Revenue before provision for doubtful accounts	1,107,747	100.0%	1,026,678	100.0%	1,110,439	100.0%
Provision for doubtful accounts	—		(206)		(78)
Revenue	$1,107,747		$1,026,472		$1,110,361
The following tables present a summary of our aging of accounts receivable at December 31, 2018 and 2017:

December 31, 2018

	Current	30-90	90-150	>150	Total
Commercial	14.8%	6.3%	2.7%	5.3%	29.1%
Medicare	9.8%	1.8%	0.6%	0.9%	13.1%
Medicaid	22.4%	6.4%	3.4%	7.4%	39.6%
NHS	6.0%	2.4%	0.0%	0.0%	8.4%
Self-Pay	1.8%	1.7%	1.7%	3.2%	8.4%
Other	0.4%	0.3%	0.2%	0.5%	1.4%
Total	55.2%	18.9%	8.6%	17.3%	100.0%

December 31, 2017

	Current	30-90	90-150	>150	Total
Commercial	15.3%	8.7%	3.2%	6.9%	34.1%
Medicare	9.4%	1.6%	0.5%	1.1%	12.6%
Medicaid	19.8%	6.4%	2.5%	5.2%	33.9%
NHS	7.0%	3.4%	0.2%	0.0%	10.6%
Self-Pay	1.8%	1.4%	1.4%	3.2%	7.8%
Other	0.3%	0.3%	0.2%	0.2%	1.0%
Total	53.6%	21.8%	8.0%	16.6%	100.0%

Medicaid accounts receivable at December 31, 2018 and 2017 included approximately $1.5 million and $0.9 million, respectively, of accounts pending Medicaid approval.

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary. We are self-insured for professional liability claims up to $3.0 million per claim and have obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $42.8 million at December 31, 2018, of which $5.0 million was included in other accrued liabilities and $37.8 million was included in other long-term liabilities. The professional and general liability reserve was $55.0 million at December 31, 2017, of which $22.8 million was included in other accrued liabilities and $32.2 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $8.2 million at December 31, 2018, of which $2.1 million was included in other current assets and $6.1 million was included in other assets, and such receivable was $22.7 million at December 31, 2017, of which $17.6 million was included in other current assets and $5.1 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $19.3 million at December 31, 2018, of which $10.0 million was included in accrued salaries and benefits and $9.3 million was included in other long-term liabilities, and such liability was $18.5 million at December 31, 2017, of which $10.0 million was included in accrued salaries and benefits and $8.5 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $158.8 million, $143.0 million and $134.8 million for the years ended years ended December 31, 2018, 2017 and 2016, respectively.

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

We performed our impairment review of long-lived assets in the fourth quarter of 2018, which indicated the carrying amounts of certain long-lived assets in our U.K. Facilities may not be recoverable. This created a non-cash loss on impairment of $12.0 million for the year ended December 31, 2018, which was recorded in loss on impairment on our consolidated statements of operations. No impairment was recorded for the years ended December 31, 2017 and 2016.

Goodwill and Indefinite-Lived Intangible Assets

In January 2017, the FASB issued ASU 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We elected to early adopt ASU 2017-04 on January 1, 2018.

Our goodwill and other indefinite-lived intangible assets, which consist of license and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. We have two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test.

Our annual goodwill impairment test performed as of October 1, 2018 considered the recent financial performance, including the labor market pressures faced by our U.K. Facilities. The impairment test for the U.S. Facilities indicated estimated fair value exceeded carrying value, and therefore no impairment was recorded. The impairment test for the U.K. Facilities indicated carrying value exceeded the estimated fair value. The difference was recorded as a non-cash loss on impairment of $325.9 million for the year ended December 31, 2018 within loss on impairment in the consolidated statements of operations. Our annual impairment tests of goodwill and other indefinite-lived intangible assets in 2017 and 2016 resulted in no impairment charges.

In performing the goodwill impairment test, we used a combination of the income and market approaches to estimate fair value of our reporting units. Determining fair value requires substantial judgement and use significant unobservable inputs, which are categorized as Level 3 fair value measurements. For the income approach, we used a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. Our internal forecasts include estimates of growth rates based on our current views of the long-term outlook of each reporting unit and may materially differ from actual results. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of each reporting unit. The discount rates used in our analysis range from 9.0% to 10.5% and correspond to the risks inherent in each reporting unit. For the market approach, we compared our reporting units to guideline companies actively traded in public markets and included a control premium, which was based on acquisition premiums of selected companies similar to our reporting units. Estimating fair values of our reporting units includes substantial judgement and significant estimates and may materially differ from actual results. Changes in assumptions, industry or peer groups could negatively impact estimated fair value.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this Item is provided under the caption “Market Risk” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

On February 27, 2019, we entered into the Twelfth Amendment to the Amended and Restated Credit Agreement. The Twelfth Amendment, among other things, modified certain definitions, including “Consolidated EBITDA”, and increased our permitted Maximum Consolidated Leverage Ratio, thereby providing increased flexibility to us in terms of our financial covenants. The Company entered into the Eleventh Amendment on February 6, 2018, that among other things, amended the definition of “Consolidated EBITDA” to remove the cap on non-cash charges, losses and expenses related to the impairment of goodwill, which in turn provided increased flexibility to us in terms of our financial covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Senior Credit Facility” for additional information about our Amended and Restated Credit Agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

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

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders (2)	2,478,707	(3)	$44.64	3,261,276
Equity Compensation Plans Not Approved by Stockholders (4)	10,000		$5.46	—
Total	2,488,707			3,261,276

(1)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(2)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(3)	Includes 484,111 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.
(4)

Includes stock options issued pursuant to the PHC, Inc. 2004 Non-Employee Director Stock Option Plan. On November 1, 2011, we issued options to purchase shares of our Common Stock as replacements for PHC, Inc. options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2019 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements :

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F-1 and are submitted as a separate section of this report.

2.	Financial Statement Schedules :

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this report.

3.	Exhibits :

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 23, 2011, by and among Acadia Healthcare Company, Inc. (the “Company”), Acadia Merger Sub, LLC and PHC, Inc. (a)

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

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (l)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (q)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (r)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (s)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (t)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (u)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (o)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (o)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (aa)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (ee)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (ff)

10.13	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Credit Agreement. (gg)

10.14	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Credit Agreement. (hh)

10.15	Tenth Amendment, dated November 22, 2016, to the Credit Agreement. (ii)

10.16*	Eleventh Amendment, dated February 6, 2019, to the Credit Agreement.

10.17*	Twelfth Amendment, dated February 27, 2019, to the Credit Agreement.

10.18	Refinancing Facilities Amendment, dated November 30, 2016, to the Credit Agreement. (ii)

10.19	Third Repricing Amendment, dated May 10, 2017, to the Amended and Restated Credit Agreement. (jj)

10.20	Second Refinancing Facilities Amendment, dated March 22, 2018, to the Credit Agreement. (ll)

10.21	Third Refinancing Facilities Amendment, dated March 29, 2018, to the Credit Agreement. (mm)

†10.22	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Joey A. Jacobs. (v)

†10.23	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Brent Turner. (v)

†10.24	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Ronald M. Fincher. (v)

†10.25	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (v)

†10.26	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (v)

†10.27	Employment Agreement, dated as of December 16, 2018, by and between Acadia Management Company, Inc. and Debra K. Osteen. (nn)

†10.28	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (w)

†10.29	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (x)

†10.30	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (y)

†10.31	Form of Restricted Stock Unit Agreement. (oo)

†10.32	Form of Incentive Stock Option Agreement. (b)

†10.33	Form of Non-Qualified Stock Option Agreement. (b)

†10.34	Form of Restricted Stock Agreement. (oo)

†10.35	Form of Stock Appreciation Rights Agreement. (b)

†10.36	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (z)

†10.37	Nonmanagement Director Compensation Program, effective January 1, 2013. (z)

10.38	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.39	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).

(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(x)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(y)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(bb)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2015 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 30, 2016 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 10, 2017 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(ll)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 27, 2018 (File No. 001-35331).

(mm)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 2, 2018 (File No. 001-35331).
(nn)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 17, 2018 (File No. 001-35331).
(oo)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Nashville, Tennessee

March 1, 2019

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,510	$67,290
Accounts receivable, net	318,087	296,925
Other current assets	81,820	107,335
Total current assets	450,417	471,550
Property and equipment:
Land	430,771	450,342
Building and improvements	2,423,594	2,370,918
Equipment	444,538	400,596
Construction in progress	294,848	173,693
Less accumulated depreciation	(485,985)	(347,419)
Property and equipment, net	3,107,766	3,048,130
Goodwill	2,396,412	2,751,174
Intangible assets, net	88,990	87,348
Deferred tax assets	3,468	3,731
Derivative instrument assets	60,524	12,997
Other assets	64,927	49,572
Total assets	$6,172,504	$6,424,502
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,112	$34,830
Accounts payable	117,740	102,299
Accrued salaries and benefits	113,299	99,047
Other accrued liabilities	151,226	141,213
Total current liabilities	416,377	377,389
Long-term debt	3,159,375	3,205,058
Deferred tax liabilities	80,372	80,333
Other liabilities	154,267	166,434
Total liabilities	3,810,391	3,829,214
Redeemable noncontrolling interests	28,806	22,417
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,444,473 and 87,060,114 issued and outstanding as of December 31, 2018 and 2017, respectively	874	871
Additional paid-in capital	2,541,987	2,517,545
Accumulated other comprehensive loss	(462,377)	(374,118)
Retained earnings	252,823	428,573
Total equity	2,333,307	2,572,871
Total liabilities and equity	$6,172,504	$6,424,502

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$3,012,442	$2,877,234	$2,852,823
Provision for doubtful accounts	—	(40,918)	(41,909)
Revenue	3,012,442	2,836,316	2,810,914
Salaries, wages and benefits (including equity-based compensation expense of $22,001, $23,467 and $28,345, respectively)	1,659,348	1,536,160	1,541,854
Professional fees	227,425	196,223	185,486
Supplies	119,314	114,439	117,425
Rents and leases	80,282	76,775	73,348
Other operating expenses	354,498	331,827	312,556
Depreciation and amortization	158,832	143,010	135,103
Interest expense, net	185,410	176,007	181,325
Debt extinguishment costs	1,815	810	4,253
Legal settlements expense	22,076	—	—
Loss on impairment	337,889	—	—
Loss on divestiture	—	—	178,809
Gain on foreign currency derivatives	—	—	(523)
Transaction-related expenses	34,507	24,267	48,323
Total expenses	3,181,396	2,599,518	2,777,959
(Loss) income before income taxes	(168,954)	236,798	32,955
Provision for income taxes	6,532	37,209	28,779
Net (loss) income	(175,486)	199,589	4,176
Net (income) loss attributable to noncontrolling interests	(264)	246	1,967
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(175,750)	$199,835	$6,143
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$(2.01)	$2.30	$0.07
Diluted	$(2.01)	$2.30	$0.07
Weighted-average shares outstanding:
Basic	87,288	86,948	85,701
Diluted	87,288	87,060	85,972

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net (loss) income	$(175,486)	$199,589	$4,176
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(127,521)	206,784	(477,967)
Gain (loss) on derivative instruments, net of tax of $12.7 million, $(22.9) million and $29.1, respectively	36,799	(33,431)	40,598
Pension liability adjustment, net of tax of $0.3 million, $0.4 million and $(1.3) million, respectively	2,463	2,099	(7,554)
Other comprehensive (loss) gain	(88,259)	175,452	(444,923)
Comprehensive (loss) income	(263,745)	375,041	(440,747)
Comprehensive (income) loss attributable to noncontrolling interests	(264)	246	1,967
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(264,009)	$375,287	$(438,780)

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2016	70,746	$707	$1,572,972	$(104,647)	$213,996	$1,683,028
Common stock issued under stock incentive plans	408	5	1,379	—	—	1,384
Common stock withheld for minimum statutory taxes	—	—	(10,230)	—	—	(10,230)
Equity-based compensation expense	—	—	28,345	—	—	28,345
Issuance of common stock, net	15,534	155	901,824	—	—	901,979
Other comprehensive loss	—	—	—	(444,923)	—	(444,923)
Other	—	—	1,998	—	—	1,998
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	6,143	6,143
Balance at December 31, 2016	86,688	867	2,496,288	(549,570)	220,139	2,167,724
Common stock issued under stock incentive plans	372	4	2,065	—	—	2,069
Common stock withheld for minimum statutory taxes	—	—	(5,524)	—	—	(5,524)
Equity-based compensation expense	—	—	23,467	—	—	23,467
Cumulative effect of change in accounting principle	—	—	—	—	8,599	8,599
Other comprehensive loss	—	—	—	175,452	—	175,452
Other	—	—	1,249	—	—	1,249
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	199,835	199,835
Balance at December 31, 2017	87,060	871	2,517,545	(374,118)	428,573	2,572,871
Common stock issued under stock incentive plans	384	3	371	—	—	374
Common stock withheld for minimum statutory taxes	—	—	(3,781)	—	—	(3,781)
Equity-based compensation expense	—	—	22,001	—	—	22,001
Other comprehensive loss	—	—	—	(88,259)	—	(88,259)
Other	—	—	5,851	—	—	5,851
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(175,750)	(175,750)
Balance at December 31, 2018	87,444	$874	$2,541,987	$(462,377)	$252,823	$2,333,307

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities:
Net (loss) income	$(175,486)	$199,589	$4,176
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	158,832	143,010	135,103
Amortization of debt issuance costs	10,456	9,855	10,324
Equity-based compensation expense	22,001	23,467	28,345
Deferred income taxes	(9,714)	31,372	28,647
Debt extinguishment costs	1,815	810	4,253
Legal settlements expense	22,076	—	—
Loss on impairment	337,889	—	—
Loss on divestiture	—	—	178,809
Gain on foreign currency derivatives	—	—	(523)
Other	12,371	11,412	4,715
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16,821)	(28,570)	(15,718)
Other current assets	13,864	20,808	(20,648)
Other assets	2,762	(3,176)	(4,354)
Accounts payable and other accrued liabilities	26,054	(10,113)	22,693
Accrued salaries and benefits	15,748	(8,988)	(8,572)
Other liabilities	(5,219)	11,794	4,484
Net cash provided by continuing operating activities	416,628	401,270	371,734
Net cash used in discontinued operating activities	(2,548)	(1,693)	(10,256)
Net cash provided by operating activities	414,080	399,577	361,478
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(18,191)	(683,455)
Cash paid for capital expenditures	(341,462)	(274,177)	(307,472)
Cash paid for real estate acquisitions	(18,383)	(41,057)	(40,757)
Settlement of foreign currency derivatives	—	—	523
Cash received on divestitures	—	—	373,266
Other	(1,119)	(3,101)	(2,470)
Net cash used in investing activities	(360,964)	(336,526)	(660,365)
Financing activities:
Borrowings on long-term debt	—	—	1,480,000
Borrowings on revolving credit facility	—	—	179,000
Principal payments on revolving credit facility	—	—	(337,000)
Principal payments on long-term debt	(39,738)	(34,805)	(49,941)
Repayment of assumed debt	—	—	(1,348,389)
Repayment of long-term debt	(21,920)	(22,500)	(200,594)
Payment of debt issuance costs	—	—	(36,649)
Issuances of common stock, net	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(3,407)	(3,455)	(8,846)
Other	(2,265)	686	(3,837)
Net cash (used in) provided by financing activities	(67,330)	(60,074)	358,841
Effect of exchange rate changes on cash	(2,566)	7,250	(14,106)
Net (decrease) increase in cash and cash equivalents	(16,780)	10,227	45,848
Cash and cash equivalents at beginning of the period	67,290	57,063	11,215
Cash and cash equivalents at end of the period	$50,510	$67,290	$57,063
Supplemental Cash Flow Information:
Cash paid for interest	$175,204	$159,098	$161,146
Cash paid for income taxes	$6,720	$10,291	$15,483
Effect of acquisitions:
Assets acquired, excluding cash	$—	$19,649	$2,516,880
Liabilities assumed	—	(1,458)	(1,616,543)
Issuance of common stock in connection with acquisition	—	—	(216,882)
Cash paid for acquisitions, net of cash acquired	$—	$18,191	$683,455

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At December 31, 2018, the Company operated 583 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the U.K. and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $86.6 million, $76.4 million and $86.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $3.0 million per claim and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $42.8 million at December 31, 2018, of which $5.0 million was included in other accrued liabilities and $37.8 million was included in other long-term liabilities. The professional and general liability reserve was $55.0 million at December 31, 2017, of which $22.8 million was included in other accrued liabilities and $32.2 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $8.2 million at December 31, 2018, of which $2.1 million was included in other current assets and $6.1 million was included in other assets, and such receivable was $22.7 million at December 31, 2017, of which $17.6 million was included in other current assets and $5.1 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $19.3 million at December 31, 2018, of which $10.0 million was included in accrued salaries and benefits and $9.3 million was included in other long-term liabilities, and such liability was $18.5 million at December 31, 2017, of which $10.0 million was included in accrued salaries and benefits and $8.5 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $158.8 million, $143.0 million and $134.8 million for the years ended years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company performed its impairment review of long-lived assets in the fourth quarter of 2018, which indicated the carrying amounts of certain long-lived assets in our U.K. Facilities may not be recoverable. This created a non-cash loss on impairment of $12.0 million for the year ended December 31, 2018, which was recorded in loss on impairment on our consolidated statements of operation. No impairment was recorded for the years ended December 31, 2017 and 2016.

Goodwill and Indefinite-Lived Intangible Assets

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-04, “Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company elected to early adopt ASU 2017-04 on January 1, 2018.

The Company’s goodwill and other indefinite-lived intangible assets, which consist of license and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. The Company has two operating segments, the Company’s facilities in the U.S (the “U.S. Facilities”) and the facilities in the U.K. (the “U.K. Facilities”), for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test.

The Company’s annual goodwill impairment test performed as of October 1, 2018 considered the recent financial performance, including the labor market pressures faced by the U.K. Facilities. The impairment test for the U.S. Facilities indicated estimated fair value exceeded carrying value, and therefore no impairment was recorded. The impairment test for the U.K. Facilities indicated carrying value exceeded the estimated fair value. The difference was recorded as a non-cash loss on impairment of $325.9 million for the year ended December 31, 2018 within loss on impairment in the consolidated statements of operations.  The Company’s annual impairment tests of goodwill and other indefinite-lived intangible assets in 2017 and 2016 resulted in no impairment charges.

In performing the goodwill impairment test, the Company used a combination of the income and market approaches to estimate fair value of our reporting units. Determining fair value requires substantial judgement and use significant unobservable inputs, which are categorized as Level 3 fair value measurements. For the income approach, the Company used a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. The Company’s internal forecasts include estimates of growth rates based on our current views of the long-term outlook of each reporting unit and may materially differ from actual results. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of each reporting unit. The discount rates used in its analysis range from 9.0% to 10.5% and correspond to the risks inherent in each reporting unit. For the market approach, we compared our reporting units to guideline companies actively traded in public markets and included a control premium, which was based on acquisition premiums of selected companies similar to our reporting units. Estimating fair values of our reporting units includes substantial judgement and significant estimates and may materially differ from actual results. Changes in assumptions, industry or peer groups could negatively impact estimated fair value.

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$30,802	$27,320
Other receivables	19,205	21,427
Cost report receivable	10,340	9,028
Workers’ compensation deposits – current portion	10,000	10,000
Inventory	5,055	4,787
Insurance receivable – current portion	2,049	17,588
Income taxes receivable	2,380	15,056
Other	1,989	2,129
Other current assets	$81,820	$107,335

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued expenses	$44,938	$37,268
Accrued interest	32,838	36,370
Unearned income	32,154	31,342
Accrued legal settlements	22,076	—
Insurance liability – current portion	4,956	22,788
Accrued property taxes	4,136	3,945
Income taxes payable	3,041	1,012
Other	7,087	8,488
Other accrued liabilities	$151,226	$141,213

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “ Compensation—Stock Compensation .” The Company uses the Black-Scholes valuation model to determine grant-date fair value for equity awards and uses straight-line amortization of share-based compensation expense over the requisite service period of the respective awards.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260, “Earnings Per Share,” based on the weighted-average number of shares outstanding in each period and dilutive stock options and non-vested shares, to the extent such securities have a dilutive effect on earnings per share.

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

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. See additional disclosure described in Note 10 – Income Taxes.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2018-15 on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Additionally, ASU 2016-02 would permit both public and nonpublic organizations to adopt the new standard early. ASU 2016-02 requires application either retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption.

The Company will adopt ASU 2016-02 retrospectively at the beginning of the period of adoption and will record a cumulative-effect adjustment to retained earnings on January 1, 2019. The Company expects to elect the package of practical expedients offered in the transition guidance which allows management to not reassess lease identification, lease classification and initial direct costs. The Company also expects to elect the accounting policy practical expedients by class of underlying asset to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the balance sheet.

The Company has substantially completed its evaluation of the financial impact of the new standard as it relates to the Company’s lease portfolio, which primarily consists of real estate leases integral for facility operations. Management believes the largest effect of adopting the new standard will be to record a significant amount of right-of-use assets and liabilities for current operating leases. Management continues to evaluate the impact ASU 2016-02 will have on the Company’s internal controls, policies, and procedures. See Note 13 – Leases for the Company’s aggregate minimum lease payments under non-cancelable operating leases under accounting guidance at December 31, 2018.

The Company is continuing to refine its approach under ASU 2016-02, including finalizing its transition calculations, controls and disclosure policies. The Company will finalize its accounting assessment and quantitative impact of adoption of ASU 2016-02 during the first quarter of 2019.  The Company will continue to monitor industry activities and any additional accounting guidance and will adjust the Company’s assessment and implementation plans accordingly.

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

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the consolidated statements of operations. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the consolidated balance sheets. At December 31, 2018 and 2017, estimated implicit price concessions of $47.0 million and $40.9 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expected to collect. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated statements of operations. The impact of adopting ASU 2014-09 on the consolidated statements of operations for the year ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Prior to Adopting ASU 2014-09
Revenue before provision for doubtful accounts	$3,012,442	$3,060,180
Provision for doubtful accounts	—	(47,738)
Revenue	$3,012,442	$3,012,442

The Company evaluated the nature, amount, timing and uncertainty of revenue and cash flows using the five-step process provided within ASU 2014-09.

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and residential treatment. The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each treatment is its own stand-alone contract.

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

U.S. Facilities

The Company’s U.S. Facilities and services provided by the U.S. Facilities can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based services.

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Year Ended December 31,
	2018	2017	2016
Acute inpatient psychiatric facilities	$814,124	$757,211	$694,151
Specialty treatment facilities	761,017	725,151	702,225
Residential treatment centers	293,053	284,637	256,539
Outpatient community-based services	36,501	42,845	45,610
Revenue	$1,904,695	$1,809,844	$1,698,525

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidating statements of operations. Bad debt expense for the year ended December 31, 2018 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $10.3 million and $9.0 million for the years ended December 31, 2018 and 2017, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.5 million, $0.2 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $4.7 million, $5.3 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Commercial	$573,089	30.1%	$569,242	30.8%	$534,468	30.7%
Medicare	280,340	14.7%	281,270	15.2%	266,868	15.3%
Medicaid	893,644	46.9%	796,375	43.0%	725,508	41.7%
Self-Pay	134,054	7.1%	169,727	9.2%	185,094	10.6%
Other	23,568	1.2%	33,942	1.8%	28,418	1.7%
Revenue before provision for doubtful accounts	1,904,695	100.0%	1,850,556	100.0%	1,740,356	100.0%
Provision for doubtful accounts	—		(40,712)		(41,831)
Revenue	$1,904,695		$1,809,844		$1,698,525

U.K. Facilities

The Company’s U.K. Facilities and services provided by the U.K. Facilities can generally be classified into the following categories: healthcare facilities, education and children’s services, adult care facilities and elderly care facilities.

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Year Ended December 31,
	2018	2017	2016
Healthcare facilities	$615,741	$567,747	$683,467
Education and Children’s Services	192,129	170,328	146,703
Adult Care facilities	299,877	288,397	280,191
Revenue	$1,107,747	$1,026,472	$1,110,361

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

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$1,000,828	90.3%	$922,159	89.8%	$1,021,888	92.0%
Self-Pay	104,824	9.5%	95,687	9.3%	83,066	7.5%
Other	2,095	0.2%	8,832	0.9%	5,485	0.5%
Revenue before provision for doubtful accounts	1,107,747	100.0%	1,026,678	100.0%	1,110,439	100.0%
Provision for doubtful accounts	—		(206)		(78)
Revenue	$1,107,747		$1,026,472		$1,110,361

The Company’s contract liabilities primarily consist of unearned revenue in our U.K. Facilities due to the timing of payments received mainly in our education and children’s services and healthcare facilities. Contract liabilities are included in other accrued liabilities on the consolidated balance sheets. A summary of the activity in unearned revenue in the U.K. Facilities is as follows (in thousands):

Balance at December 31, 2017	$30,812
Payments received	167,604
Revenue recognized	(164,917)
Foreign currency translation loss	(2,260)
Balance at December 31, 2018	$31,239

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(175,750)	$199,835	$6,143
Denominator:
Weighted average shares outstanding for basic earnings per share	87,288	86,948	85,701
Effects of dilutive instruments	—	112	271
Shares used in computing diluted earnings per common share	87,288	87,060	85,972
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$(2.01)	$2.30	$0.07
Diluted	$(2.01)	$2.30	$0.07

For the year ended December 31, 2018, approximately 0.1 million of the outstanding restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded from the calculation of diluted earnings per share because the net loss for the year ended December 31, 2018 causes such securities to be anti-dilutive. Approximately 1.9 million, 1.4 million and 1.1 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

5. Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

2019 Acquisitions

On February 15, 2019, the Company completed the acquisition of Whittier Pavilion (“Whittier”), an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment (“Mission Treatment”) for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

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

   In conjunction with the sale, the Company recorded a loss on divestiture of $175.0 million in the consolidated statements of operations for the year ended December 31, 2016. The loss on divestiture consisted of an allocation of goodwill to the U.K. Disposal Group of $106.9 million, loss on the sale of properties of $42.0 million and estimated transaction-related expenses of $26.1 million. The allocation of goodwill was based on the fair value of the U.K. Disposal Group relative to the total fair value of the Company’s U.K. Facilities segment.

The consolidated statements of operations for the year ended December 31, 2016 include revenue of $154.7 million and income before income taxes of $81.2 million related to the U.K. Disposal Group excluding the loss on divestiture.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to our acquisitions and related integration efforts and, for 2018, to the Chief Executive Officer (“CEO”) transition. In December 2018, Mr. Joey A. Jacobs was removed from his positions as CEO and Chairman of the Board of directors (the “Board”) of the Company. Also in December 2018, Ms. Debra K. Osteen was elected by the Board to serve as the Company’s CEO. In connection with this CEO transition, the Company recorded a charge of $14.0 million, which was comprised of cash payments to Mr. Jacobs of $8.1 million, the accelerated vesting of Mr. Jacobs’ restricted stock awards of $5.0 million, a cash payment to Ms. Osteen of $0.4 million and other costs of $0.5 million. CEO transition costs of $14.0 million were recorded in transaction-related expenses in the consolidated statements of operations.

Transaction-related expenses comprised the following costs for the years ended years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
CEO transition costs	$14,033	$—	$—
Termination and closure costs	11,829	16,190	15,449
Legal, accounting and other	8,645	8,077	18,024
Advisory and financing commitment fees	—	—	14,850
	$34,507	$24,267	$48,323

6. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at December 31, 2018 and 2017 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)
	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,343	12,266	—	—
Trade names	60,109	60,586	—	—
Certificates of need	16,538	14,496	—	—
	88,990	87,348	—	—
Total	$92,237	$90,595	$(3,247)	$(3,247)

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$365,750	$380,000
Senior Secured Term B Loans	1,372,912	1,398,400
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
9.0% and 9.5% Revenue Bonds	—	21,920
Other long-term debt	5,953	—
Less: unamortized debt issuance costs, discount and premium	(41,128)	(50,432)
	3,193,487	3,239,888
Less: current portion	(34,112)	(34,830)
Long-term debt	$3,159,375	$3,205,058

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

On February 6, 2019, the Company entered into the Eleventh Amendment (the “Eleventh Amendment”) to the Amended and Restated Credit Agreement. The Eleventh Amendment, among other things, amended the definition of “Consolidated EBITDA” to remove the cap on non-cash charges, losses and expenses related to the impairment of goodwill, which in turn provided increased flexibility to the Company in terms of the Company’s financial covenants.

On February 27, 2019, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to the Amended and Restated Credit Agreement. The Twelfth Amendment, among other things, modified certain definitions, including “Consolidated EBITDA”, and increased our permitted Maximum Consolidated Leverage Ratio, thereby providing increased flexibility to the Company in terms of the Company’s financial covenants.

The Company had $486.7 million of availability under the revolving line of credit and had standby letters of credit outstanding of $13.3 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2018. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for March 31, 2019 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.5% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.5% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2018. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At December 31, 2018, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.5%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

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

On December 1, 2018, the Company exercised the option to redeem in whole the 9.0% and 9.5% Revenue Bonds at a redemption price equal to the sum of 104% of the principal amount of the 9.0% and 9.5% Revenue Bonds plus accrued and unpaid interest. In connection with the redemption of the 9.0% and 9.5% Revenue Bonds, the Company recorded a debt extinguishment charge of $0.9 million, which was recorded in debt extinguishment costs in the consolidated statements of operations.

The 9.0% bonds in the amount of $7.5 million had a maturity date of December 1, 2030 and required yearly principal payments beginning in 2013. The 9.5% bonds in the amount of $15.5 million had a maturity date of December 1, 2040 and required yearly principal payments beginning in 2031. The principal payments established a bond sinking fund to be held with the trustee and shall be sufficient to redeem the principal amounts of the 9.0% and 9.5% Revenue Bonds on their respective maturity dates. At December 31, 2017, $2.3 million was recorded within other assets on the consolidated balance sheets related to the debt service reserve fund requirements. The yearly principal payments, which established a bond sinking fund, will increase the debt service reserve fund requirements. The bond premium amount of $2.6 million was amortized as a reduction of interest expense over the life of the revenue bonds using the effective interest method.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2018 were $37.8 million, net of accumulated amortization of $36.5 million. Debt issuance costs at December 31, 2017 were $46.5 million, net of accumulated amortization of $27.5 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $9.0 million, $8.6 million and $8.6 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Other

The aggregate maturities of long-term debt at December 31, 2018 were as follows (in thousands):

2019	$34,112
2020	43,679
2021	483,501
2022	764,855
2023	1,518,468
Thereafter	390,000
Total	$3,234,615

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

Common Stock

The Company’s amended and restated certificate of incorporation provides that up to 180,000,000 shares of common stock may be issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Amended and Restated Senior Credit Facility imposes restrictions on the Company’s ability to pay dividends.

9. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2018, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,261,276 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $22.0 million, $23.5 million and $28.3 million in equity-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. Stock compensation expense for the years ended December 31, 2018 and 2017 included forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets of $(5.5) million and $(5.7) million, respectively. At December 31, 2018, there was $34.7 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

At December 31, 2018, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $7.0 million and $9.2 million for the years ended December 31, 2018 and 2017, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2016, 2017 and 2018 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	694,743	$42.87	7.70	$20,717
Options granted	503,850	57.98	9.28	297
Options exercised	(57,397)	31.92	N/A	1,530
Options cancelled	(140,250)	57.13	N/A	N/A
Options outstanding at December 31, 2016	1,000,946	48.42	7.46	8,166
Options granted	259,300	42.25	9.30	205
Options exercised	(87,367)	25.92	N/A	1,636
Options cancelled	(198,313)	54.71	N/A	N/A
Options outstanding at December 31, 2017	974,566	47.89	7.46	3,802
Options granted	374,700	37.54	9.21	246
Options exercised	(20,989)	17.83	N/A	383
Options cancelled	(128,737)	50.83	N/A	N/A
Options outstanding at December 31, 2018	1,199,540	$44.64	7.26	$2,717
Options exercisable at December 31, 2017	405,634	$41.20	6.05	$3,549
Options exercisable at December 31, 2018	534,164	$44.98	5.73	$2,386

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of options	$13.67	$14.39	$18.96
Risk-free interest rate	2.2%	2.0%	1.4%
Expected volatility	37%	33%	33%
Expected life (in years)	5.1	5.5	5.5

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

Other Stock-Based Awards

Restricted stock activity during 2016, 2017 and 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	944,562	$52.74
Granted	387,347	55.38
Cancelled	(122,178)	57.02
Vested	(365,312)	47.18
Unvested at December 31, 2016	844,419	$55.76
Granted	404,224	42.38
Cancelled	(145,981)	55.03
Vested	(292,794)	53.07
Unvested at December 31, 2017	809,868	$50.19
Granted	480,137	36.84
Cancelled	(88,989)	47.57
Vested	(395,959)	50.41
Unvested at December 31, 2018	805,057	$42.40

Restricted stock unit activity during 2016, 2017 and 2018 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2016	218,084	$56.97
Granted	230,750	56.95
Cancelled	—	—
Vested	(175,235)	52.71
Unvested at December 31, 2016	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67
Unvested at December 31, 2017	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at December 31, 2018	484,111	$44.52

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

10. Income Taxes

Provision for income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$13,961	$3,325	$572
State	1,113	680	(863)
Foreign	1,172	1,832	423
Total current	16,246	5,837	132
Deferred:
Federal	(7,176)	27,179	45,077
State	(10)	4,408	1,491
Foreign	(2,528)	(215)	(17,921)
Total deferred provision	(9,714)	31,372	28,647
Provision for income taxes	$6,532	$37,209	$28,779

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate on income before income taxes	21.0%	35.0%	35.0%
Impact of foreign operations	9.5	(14.1)	(13.5)
Impact of foreign divestiture	—	—	39.2
Impacts of SAB 118	6.7	—	—
Effects of statutory rate change	—	(8.5)	(14.5)
State income taxes, net of federal tax effect	(1.4)	2.1	7.5
Permanent differences	(4.1)	1.8	8.3
Goodwill impairment	(36.6)	—	—
Transaction-related items	—	—	25.9
Change in valuation allowance	(1.4)	1.6	2.8
Unrecognized tax benefit release	3.1	(0.8)	(7.2)
Interest disallowance	(2.2)	—	—
Federal tax credits	1.0	—	—
Other	0.5	(1.4)	3.8
Effective income tax rate	(3.9)%	15.7%	87.3%

The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Foreign	$(228,350)	$120,905	$(144,717)
Domestic	59,396	115,893	177,672
Total	$(168,954)	$236,798	$32,955

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$27,294	$29,409
Bad debt allowance	898	827
Accrued compensation and severance	15,229	14,179
Pension reserves	595	1,494
Insurance reserves	13,994	13,483
Leases	5,374	5,332
Accrued expenses	4,231	3,114
Interest carryforwards	32,272	5,074
Other assets	2,284	1,747
Total gross deferred tax assets	102,171	74,659
Less: valuation allowance	(24,079)	(21,155)
Deferred tax assets	78,092	53,504
Deferred tax liabilities:
Fixed asset basis difference	(48,698)	(54,214)
Prepaid items	(1,728)	(1,490)
Intangible assets	(87,628)	(70,820)
Accrued expenses	—	—
Other liabilities	(16,942)	(3,582)
Total deferred tax liabilities	(154,996)	(130,106)
Total net deferred tax liability	$(76,904)	$(76,602)

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2018 and 2017, the Company carried a valuation allowance against deferred tax assets of $24.1 million and $21.2 million, respectively.

The Company had domestic net operating loss carryforwards at December 31, 2018 and 2017 of approximately $0.0 million and $12.2 million, respectively. The foreign net operating loss carryforwards at December 31, 2018 and 2017 are approximately $81.0 million and $93.9 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2018 and 2017 of approximately $236.0 million and $256.9 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2019 to 2037. In addition, the Company has certain state tax credits of $0.9 million which will begin to expire in 2028 if not utilized.

Income taxes receivable was $2.4 million and $15.1 million at December 31, 2018 and 2017, respectively, and was included in other current assets in the consolidated balance sheets. Income taxes payable of $3.0 million and $1.0 million at December 31, 2018 and 2017, respectively, was included in other accrued liabilities in the consolidated balance sheets.

The Company has recorded income taxes payable related to unrecognized tax benefits of $0.9 million and $6.4 million at December 31, 2018 and 2017, respectively, in other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized income tax benefits net of the federal benefit is as follows (in thousands):

	2018	2017
Balance at January 1	$6,104	$6,949
Additions based on tax positions related to the current year	52	5,488
Additions for tax positions of prior years	—	95
Reductions as a result of the lapse of applicable statutes of limitations and settlements with tax authorities	(5,443)	(6,428)
Balance at December 31	$713	$6,104

The Company recognizes interest and penalties related to unrecognized tax benefits in its consolidated balance sheets. At December 31, 2018 and 2017, the cumulative amounts recognized were $0.1 million and $0.1 million, respectively. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2015 through 2017. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. In foreign jurisdictions, the Company may be subject to examination for calendar years 2014 through 2017. Generally, for state tax purposes, the Company’s 2012 through 2017 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

One of the Company’s Puerto Rico subsidiaries was granted a tax exemption for which a tax credit of up to 15% of eligible payroll expenses is available to offset up to 50% of the income taxes attributed to that entity.

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act provided for significant changes to the U.S. tax code that has impacted businesses. Effective January 1, 2018, the Tax Act reduced the U.S. federal tax rate for corporations from 35% to 21%, for U.S. taxable income. The Tax Act included other changes, including, but not limited to, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for depreciation expense for certain qualified property, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest.

ASC 740 “Income Taxes” (“ASC 740”) requires the Company to recognize the effect of tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which allowed the Company to record provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations.

The Tax Act required a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21% and a one-time transition tax on certain repatriated earnings of foreign subsidiaries that is payable over eight years. At December 31, 2018, the Company has completed its accounting for the tax effects of the enactment of the Tax Act. At December 31, 2018, the Company has recorded a reduction in net deferred taxes of $20.6 million related to the remeasurement of its deferred tax balance. In addition, the Company has recorded a one-time transition tax liability in relation to its foreign subsidiaries of $0.0 million at December 31, 2018. The Company continues to assess the impact of the Tax Act on its business.

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result of the reduction in the corporate income tax rate, the Company was required to revalue its net deferred tax assets and liabilities to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset or liability as a one-time non-cash charge or benefit on its income statement. The Company recorded a reduction in net deferred taxes of $20.2 million as of December 31, 2017 and an additional reduction of $0.4 million as of December 31, 2018 for a total reduction in net deferred taxes of $20.6 million related to the remeasurement of its deferred tax balance.

U.S. Tax on Foreign Earnings

The one-time transition tax is based on total post-1986 earnings and profits that the Company previously deferred from U.S. income taxes. At December 31, 2018, the Company has completed the earnings and profits analysis for its foreign subsidiaries to calculate the effects of the one-time transition tax and has recorded a one-time transition tax liability amount of $0.0 million. As part of the analysis of the Tax Act, the Company made an adjustment regarding the treatment of foreign dividends of $10.9 million during the twelve months ended December 31, 2018. The change in the provisional estimate recorded at December 31, 2017 was recognized under the law that existed prior to December 22, 2017.

The Company has continued to analyze the impacts for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income, the Base Erosion and Anti-Abuse Tax and any remaining impacts of the foreign income provisions of the Tax Act. At December 31, 2018, the Company has recorded a tax liability amount of $0.0 million relating to such items.

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company elects to account for GILTI in the year the tax is incurred.

11. Derivatives

The Company entered into foreign currency forward contracts during the years ended December 31, 2018 and 2017 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2017 and 2018 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives at December 31, 2018 and 2017 of $60.5 million and $13.0 million, respectively, are recorded as a derivative instruments asset on the consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive income as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities in the consolidated statements of cash flows.

12. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds, other long-term debt and derivative instruments at December 31, 2018 and 2017 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2018	2017	2018	2017
Amended and Restated Senior Credit Facility	$1,715,338	$1,749,185	$1,715,338	$1,749,185
6.125% Senior Notes due 2021	$148,657	$148,098	$147,542	$150,134
5.125% Senior Notes due 2022	$296,946	$296,174	$283,583	$296,914
5.625% Senior Notes due 2023	$643,289	$641,891	$609,516	$651,519
6.500% Senior Notes due 2024	$383,304	$382,251	$369,888	$397,541
9.0% and 9.5% Revenue Bonds	$—	$22,289	$—	$22,289
Other long-term debt	$5,953	$—	$5,953	$—
Derivative instruments	$60,524	$12,997	$60,524	$12,997

The Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 9.0% and 9.5% Revenue Bonds and other long-term debt were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

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

Aggregate minimum lease payments under non-cancelable operating leases with original or remaining lease terms in excess of one year were as follows at December 31, 2018 (in thousands):

2019	$64,958
2020	61,704
2021	57,195
2022	51,570
2023	47,684
Thereafter	777,684
Total minimum rental obligations	$1,060,795

During the years ended December 31, 2018, 2017 and 2016, rent expense was $80.3 million, $76.8 million and $73.3 million, respectively.

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

During the third quarter of 2018, the U.S. Attorney’s Office for the Southern District of West Virginia served subpoenas on seven of our comprehensive treatment centers located in West Virginia requesting various documents from January 2012 to present. The U.S. Attorney’s Office has advised us that the civil aspect of the investigation is a False Claims Act investigation focused on claims submitted by the centers for certain lab services. The Company is cooperating fully with the government’s investigation and has established a reserve of $19.0 million relating to the Company’s billing for lab services in West Virginia which was recorded in other accrued liabilities on the consolidated balance sheets and in legal settlements expense on the consolidated statements of operations. Changes in the reserve may be required in future periods as discussions with the government continue and additional information becomes available.

In the fall of 2017, the Department of Health and Human Services Office of Inspector General issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. The government’s investigation of these four facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. The Company is cooperating with the government’s investigation but is not able to quantify any potential liability in connection with these investigations.

On January 15, 2019, the Company paid $3.1 million in connection with a class action lawsuit filed in 2011 on behalf of the shareholders of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”) related to the merger of the Company with PHC. At December

31, 2018 $3.1 million was recorded in other accrued liabilities on the consolidated balance sheets and in legal settlements expense on the consolidated statements of operations.

15. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2018, the Company operated four facilities and owns between 60% and 80% of the equity interests, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2017	$17,754
Acquisition of redeemable noncontrolling interests	4,909
Net loss attributable to noncontrolling interests	(246)
Balance at December 31, 2017	22,417
Acquisition of redeemable noncontrolling interests	6,125
Net income attributable to noncontrolling interests	264
Balance at December 31, 2018	$28,806

16. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At December 31, 2018, the U.S. Facilities included 213 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico, and the U.K. Facilities included 370 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
U.S. Facilities	$1,904,695	$1,809,844	$1,698,525
U.K. Facilities	1,107,747	1,026,472	1,110,361
Corporate and Other	—	—	2,028
	$3,012,442	$2,836,316	$2,810,914
Segment EBITDA (1) :
U.S. Facilities	$488,207	$475,260	$443,341
U.K. Facilities	185,755	198,566	245,046
Corporate and Other	(80,386)	(69,467)	(79,797)
	$593,576	$604,359	$608,590

	Year Ended December 31,
	2018	2017	2016
Segment EBITDA(1)	$593,576	$604,359	$608,590
Plus (less):
Equity-based compensation expense	(22,001)	(23,467)	(28,345)
Debt extinguishment costs	(1,815)	(810)	(4,253)
Legal settlements expense	(22,076)	—	—
Loss on impairment	(337,889)	—	—
Loss on divestiture	—	—	(178,809)
Gain on foreign currency derivatives	—	—	523
Transaction-related expenses	(34,507)	(24,267)	(48,323)
Interest expense, net	(185,410)	(176,007)	(181,325)
Depreciation and amortization	(158,832)	(143,010)	(135,103)
(Loss) income before income taxes	$(168,954)	$236,798	$32,955

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2018	$2,042,592	$708,582	$—	$2,751,174
Loss on impairment	—	(325,875)	—	(325,875)
Increase from contribution of redeemable noncontrolling interests	2,245	—	—	2,245
Foreign currency translation loss	—	(31,894)	—	(31,894)
Prior year purchase price adjustments	—	762	—	762
Balance at December 31, 2018	$2,044,837	$351,575	$—	$2,396,412

	December 31,
	2018	2017
Assets (2) :
U.S. Facilities	$3,779,040	$3,567,126
U.K. Facilities	2,175,809	2,647,150
Corporate and Other	217,655	210,226
	$6,172,504	$6,424,502

(1)

Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, legal settlements expense, loss on impairment, loss on divestiture, gain on foreign currency derivatives, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(2)

Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $44.9 million at December 31, 2018. Assets include property and equipment for the U.S. Facilities of $1.2 billion, U.K. Facilities of $1.8 billion and corporate and other of $49.2 million at December 31, 2017.

17. Employee Benefit Plans

Defined Contribution Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $3.5 million, $0.2 million, and $0.1 million related to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table summarizes the funded status (unfunded liability) of the Partnerships in Care Pension Plan based upon actuarial valuations prepared at December 31, 2018 and 2017 (in thousands):

	2018	2017
Projected benefit obligation	$57,993	$67,288
Fair value of plan assets	54,491	58,493
Unfunded liability	$3,502	$8,795

The following table summarizes changes in the Partnerships in Care Pension Plan net pension liability at December 31, 2018 and 2017 (in thousands):

	2018	2017
Net pension liability at beginning of period	$8,795	$10,700
Employer contributions	(2,267)	(809)
Net pension expense	283	426
Pension liability adjustment	(2,803)	(2,544)
Foreign currency translation (loss) gain	(506)	1,022
Net pension liability at end of period	$3,502	$8,795

A pension liability of $3.5 million and $8.8 million were recorded within other liabilities on the consolidated balance sheets at December 31, 2018 and 2017. The following assumptions were used to determine the plan benefit obligation:

Discount rate	2.8%	2.5%
Compensation increase rate	3.3%	3.3%
Measurement date	December 31, 2018	December 31, 2017

A summary of the components of net pension plan expense for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Interest cost on projected benefit obligation	$1,602	$1,738
Expected return on assets	(1,319)	(1,312)
Net pension expense	$283	$426

Assumptions used to determine the net periodic pension plan expense for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Discount rate	2.8%	2.5%
Expected long-term rate of return on plan assets	2.8%	2.5%

The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income. The accumulated other comprehensive income (loss) related to the Partnerships in Care Pension Plan, net of taxes, for the years ended December 31, 2018, 2017 and 2016 was $(1.8) million, $(4.5) million and $(6.1) million, respectively.

The trustees of the Partnerships in Care Pension Plan are required to invest assets in the best interest of the Partnerships in Care Pension Plan’s members and also ensure liquid assets are available to make benefit payments as they become due. Performance of the Partnerships in Care Pension Plan’s assets are monitored quarterly, at a minimum, and asset allocations are adjusted as needed. The Partnerships in Care Pension Plan’s weighted-average asset allocations by asset category at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	1.3%	0.7%
U.K. government obligation	15.0%	19.0%
Annuity contracts	38.6%	38.6%
Equity securities	25.4%	29.4%
Debt securities	15.8%	9.9%
Other	3.9%	2.4%

At December 31, 2018 and 2017, the Partnerships in Care Pension Plan cash and cash equivalents were classified as Level 1 in the GAAP fair value hierarchy. Fair values were based on utilizing quoted prices (unadjusted) in active markets for identical assets. The U.K. government obligations, annuity contracts, equity securities, debt securities and other investments were classified as Level 2 in the GAAP fair value hierarchy. Fair values were based on data points that are observable, such as quoted prices, interest rates and yield curves.

18. Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2016	$(106,309)	$—	$1,662	$(104,647)
Foreign currency translation loss	(477,772)	—	(195)	(477,967)
Gain on derivative instruments, net of tax of $29.1 million	—	40,598	—	40,598
Pension liability adjustment, net of tax of $(1.3) million	—	—	(7,554)	(7,554)
Balance at December 31, 2016	(584,081)	40,598	(6,087)	(549,570)
Foreign currency translation gain	207,341	—	(557)	206,784
Loss on derivative instruments, net of tax of $(22.9) million	—	(33,431)	—	(33,431)
Pension liability adjustment, net of tax of $0.4 million	—	—	2,099	2,099
Balance at December 31, 2017	(376,740)	7,167	(4,545)	(374,118)
Foreign currency translation gain	(127,788)	—	267	(127,521)
Gain on derivative instruments, net of tax of $12.7 million	—	36,799	—	36,799
Pension liability adjustment, net of tax of $0.3 million	—	—	2,463	2,463
Balance at December 31, 2018	$(504,528)	$43,966	$(1,815)	$(462,377)

19. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2018 and 2017. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,		June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2018:
Revenue	$742,241		$765,738	$760,916	$743,547
Income (loss) before income taxes	$48,088		$69,258	$55,036	$(341,336)
Net income (loss) attributable to Acadia Healthcare Company, Inc. stockholders	$50,819	(1)	$58,836	$46,232	$(331,637)	(2)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.58	(1)	$0.67	$0.53	$(3.80)	(2)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.58	(1)	$0.67	$0.53	$(3.80)	(2)
2017:
Revenue	$679,194		$715,896	$716,714	$724,512
Income before income taxes	$48,484		$66,216	$61,459	$60,689
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$34,958		$49,630	$45,618	$69,629	(3)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.40		$0.57	$0.52	$0.80	(3)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.40		$0.57	$0.52	$0.80	(3)

(1)	Includes tax benefits of $10.5 million pursuant to a change in the Company’s provisional amounts recorded at December 31, 2017 related to the enactment of the Tax Act.
(2)	Includes loss on impairment of $337.9 million and legal settlements expense of $22.1 million.
(3)	Includes a one-time tax benefit of $20.2 million on revaluation of deferred tax items pursuant to the enactment of the Tax Act.

20. Subsequent Events

On February 15, 2019, the Company completed the acquisition of Whittier, an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

On February 6, 2019, the Company entered into the Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment, among other things, amended the definition of “Consolidated EBITDA” to remove the cap on non-cash charges, losses and expenses related to the impairment of goodwill, which in turn provided increased flexibility to the Company in terms of the Company’s financial covenants.

On February 27, 2019, the Company entered into the Twelfth Amendment to the Amended and Restated Credit Agreement. The Twelfth Amendment, among other things, modified certain definitions, including “Consolidated EBITDA”, and increased our permitted Maximum Consolidated Leverage Ratio, thereby providing increased flexibility to the Company in terms of the Company’s financial covenants.

21. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$32,471	$18,039	$—	$50,510
Accounts receivable, net	—	248,218	69,869	—	318,087
Other current assets	—	60,160	21,660	—	81,820
Total current assets	—	340,849	109,568	—	450,417
Property and equipment, net	—	1,219,803	1,887,963	—	3,107,766
Goodwill	—	1,936,057	460,355	—	2,396,412
Intangible assets, net	—	56,611	32,379	—	88,990
Deferred tax assets – noncurrent	1,841	—	3,468	(1,841)	3,468
Derivative instruments	60,524	—	—	—	60,524
Investment in subsidiaries	5,190,771	—	—	(5,190,771)	—
Other assets	306,495	52,824	9,548	(303,940)	64,927
Total assets	$5,559,631	$3,606,144	$2,503,281	$(5,496,552)	$6,172,504
Current liabilities:
Current portion of long-term debt	$34,112	$—	$—	$—	$34,112
Accounts payable	—	79,463	38,277	—	117,740
Accrued salaries and benefits	—	84,150	29,149	—	113,299
Other accrued liabilities	32,837	42,062	76,327	—	151,226
Total current liabilities	66,949	205,675	143,753	—	416,377
Long-term debt	3,159,375	—	303,940	(303,940)	3,159,375
Deferred tax liabilities – noncurrent	—	31,874	50,339	(1,841)	80,372
Other liabilities	—	107,866	46,401	—	154,267
Total liabilities	3,226,324	345,415	544,433	(305,781)	3,810,391
Redeemable noncontrolling interests	—	—	28,806	—	28,806
Total equity	2,333,307	3,260,729	1,930,042	(5,190,771)	2,333,307
Total liabilities and equity	$5,559,631	$3,606,144	$2,503,281	$(5,496,552)	$6,172,504

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$1,788,757	$1,223,685	$—	3,012,442
Salaries, wages and benefits	22,001	965,419	671,928	—	1,659,348
Professional fees	—	98,441	128,984	—	227,425
Supplies	—	76,526	42,788	—	119,314
Rents and leases	—	33,101	47,181	—	80,282
Other operating expenses	—	225,446	129,052	—	354,498
Depreciation and amortization	—	74,341	84,491	—	158,832
Interest expense, net	65,588	92,983	26,839	—	185,410
Debt extinguishment costs	940	—	875	—	1,815
Legal settlements expense	—	22,076	—	—	22,076
Loss on impairment	—	—	337,889	—	337,889
Transaction-related expenses	—	29,720	4,787	—	34,507
Total expenses	88,529	1,618,053	1,474,814	—	3,181,396
(Loss) income before income taxes	(88,529)	170,704	(251,129)	—	(168,954)
Equity in earnings of subsidiaries	(98,669)	—	—	98,669	—
(Benefit from) provision for income taxes	(11,712)	19,045	(801)	—	6,532
Net (loss) income	(175,486)	151,659	(250,328)	98,669	(175,486)
Net income attributable to noncontrolling interests	—	—	(264)	—	(264)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(175,486)	$151,659	$(250,592)	$98,669	$(175,750)
Other comprehensive income:
Foreign currency translation loss	—	—	(127,521)	—	(127,521)
Gain on derivative instruments	36,799	—	—	—	36,799
Pension liability adjustment, net	—	—	2,463	—	2,463
Other comprehensive income (loss)	36,799	—	(125,058)	—	(88,259)
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(138,687)	$151,659	$(375,650)	$98,669	$(264,009)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,746,656	$1,130,578	$—	$2,877,234
Provision for doubtful accounts	—	(35,636)	(5,282)	—	(40,918)
Revenue	—	1,711,020	1,125,296	—	2,836,316
Salaries, wages and benefits	23,467	902,180	610,513	—	1,536,160
Professional fees	—	93,991	102,232	—	196,223
Supplies	—	75,248	39,191	—	114,439
Rents and leases	—	33,365	43,410	—	76,775
Other operating expenses	—	217,900	113,927	—	331,827
Depreciation and amortization	—	66,482	76,528	—	143,010
Interest expense, net	61,872	81,274	32,861	—	176,007
Debt extinguishment costs	810	—	—	—	810
Transaction-related expenses	—	11,236	13,031	—	24,267
Total expenses	86,149	1,481,676	1,031,693	—	2,599,518
(Loss) income before income taxes	(86,149)	229,344	93,603	—	236,798
Equity in earnings of subsidiaries	259,282	—	—	(259,282)	—
(Benefit from) provision for income taxes	(26,456)	69,882	(6,217)	—	37,209
Net income (loss)	199,589	159,462	99,820	(259,282)	199,589
Net loss attributable to noncontrolling interests	—	—	246	—	246
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$199,589	$159,462	$100,066	$(259,282)	$199,835
Other comprehensive income:
Foreign currency translation gain	—	—	206,784	—	206,784
Loss on derivative instruments	(33,431)	—	—	—	(33,431)
Pension liability adjustment, net	—	—	2,099	—	2,099
Other comprehensive (loss) income	(33,431)	—	208,883	—	175,452
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$166,158	$159,462	$308,949	$(259,282)	$375,287

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2016
(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue before provision for doubtful accounts	$—	$1,662,734	$1,190,089	$—	$2,852,823
Provision for doubtful accounts	—	(38,349)	(3,560)	—	(41,909)
Revenue	—	1,624,385	1,186,529	—	2,810,914
Salaries, wages and benefits	28,345	865,104	648,405	—	1,541,854
Professional fees	—	89,062	96,424	—	185,486
Supplies	—	76,246	41,179	—	117,425
Rents and leases	—	34,540	38,808	—	73,348
Other operating expenses	—	206,308	106,248	—	312,556
Depreciation and amortization	—	58,018	77,085	—	135,103
Interest expense, net	50,921	75,848	54,556	—	181,325
Debt extinguishment costs	4,253	—	—	—	4,253
Loss on divestiture	—	778	178,031	—	178,809
Gain on foreign currency derivatives	(523)	—	—	—	(523)
Transaction-related expenses	—	32,173	16,150	—	48,323
Total expenses	82,996	1,438,077	1,256,886	—	2,777,959
(Loss) income before income taxes	(82,996)	186,308	(70,357)	—	32,955
Equity in earnings of subsidiaries	65,560	—	—	(65,560)	—
(Benefit from) provision for income taxes	(21,612)	68,335	(17,944)	—	28,779
Net income (loss)	4,176	117,973	(52,413)	(65,560)	4,176
Net loss attributable to noncontrolling interests	—	—	1,967	—	1,967
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$4,176	$117,973	$(50,446)	$(65,560)	$6,143
Other comprehensive income:
Foreign currency translation loss	—	—	(477,967)	—	(477,967)
Gain on derivative instruments	40,598	—	—	—	40,598
Pension liability adjustment, net	—	—	(7,554)	—	(7,554)
Other comprehensive income (loss)	40,598	—	(485,521)	—	(444,923)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$44,774	$117,973	$(535,967)	$(65,560)	$(438,780)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net (loss) income	$(175,486)	$151,659	$(250,328)	$98,669	$(175,486)
Adjustments to reconcile net (loss) income to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	98,669	—	—	(98,669)	—
Depreciation and amortization	—	74,341	84,491	—	158,832
Amortization of debt issuance costs	10,825	—	(369)	—	10,456
Equity-based compensation expense	22,001	—	—	—	22,001
Deferred income taxes	529	(8,795)	(1,448)	—	(9,714)
Debt extinguishment costs	940	—	875	—	1,815
Legal settlements expense	—	22,076	—	—	22,076
Loss on impairment	—	—	337,889	—	337,889
Other	6,981	5,457	(67)	—	12,371
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(17,328)	507	—	(16,821)
Other current assets	—	14,881	(1,017)	—	13,864
Other assets	4,596	118	2,644	(4,596)	2,762
Accounts payable and other accrued liabilities	—	15,743	10,311	—	26,054
Accrued salaries and benefits	—	15,094	654	—	15,748
Other liabilities	—	3,014	(8,233)	—	(5,219)
Net cash (used in) provided by continuing operating activities	(30,945)	276,260	175,909	(4,596)	416,628
Net cash used in discontinued operating activities	—	(2,548)	—	—	(2,548)
Net cash (used in) provided by operating activities	(30,945)	273,712	175,909	(4,596)	414,080
Investing activities:
Cash paid for capital expenditures	—	(210,023)	(131,439)	—	(341,462)
Cash paid for real estate acquisitions	—	(14,096)	(4,287)	—	(18,383)
Other	—	(4,199)	3,080	—	(1,119)
Net cash used in investing activities	—	(228,318)	(132,646)	—	(360,964)
Financing activities:
Principal payments on long-term debt	(39,738)	(169)	(4,427)	4,596	(39,738)
Repayment of long-term debt	—	—	(21,920)	—	(21,920)
Common stock withheld for minimum statutory taxes, net	(3,407)	—	—	—	(3,407)
Other	(1,742)	2,094	(2,617)	—	(2,265)
Cash provided by (used in) intercompany activity	75,832	(61,708)	(14,124)	—	—
Net cash provided by (used in) financing activities	30,945	(59,783)	(43,088)	4,596	(67,330)
Effect of exchange rate changes on cash	—	—	(2,566)	—	(2,566)
Net decrease in cash and cash equivalents	—	(14,389)	(2,391)	—	(16,780)
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$32,471	$18,039	$—	$50,510

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$199,589	$159,462	$99,820	$(259,282)	$199,589
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(259,282)	—	—	259,282	—
Depreciation and amortization	—	66,482	76,528	—	143,010
Amortization of debt issuance costs	10,270	—	(415)	—	9,855
Equity-based compensation expense	23,467	—	—	—	23,467
Deferred income taxes	1,236	28,882	1,254	—	31,372
Debt extinguishment costs	810	—	—	—	810
Other	4,189	2,498	4,725	—	11,412
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(21,791)	(6,779)	—	(28,570)
Other current assets	—	(6,429)	27,237	—	20,808
Other assets	24,549	(3,277)	101	(24,549)	(3,176)
Accounts payable and other accrued liabilities	—	4,909	(15,022)	—	(10,113)
Accrued salaries and benefits	—	(3,974)	(5,014)	—	(8,988)
Other liabilities	—	8,794	3,000	—	11,794
Net cash provided by (used in) continuing operating activities	4,828	235,556	185,435	(24,549)	401,270
Net cash used in discontinued operating activities	—	(1,693)	—	—	(1,693)
Net cash provided by (used in) operating activities	4,828	233,863	185,435	(24,549)	399,577
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(18,191)	—	(18,191)
Cash paid for capital expenditures	—	(161,312)	(112,865)	—	(274,177)
Cash paid for real estate acquisitions	—	(37,047)	(4,010)	—	(41,057)
Other	—	(7,944)	4,843	—	(3,101)
Net cash used in investing activities	—	(206,303)	(130,223)	—	(336,526)
Financing activities:
Principal payments on long-term debt	(34,550)	(14,250)	(10,554)	24,549	(34,805)
Repayment of long-term debt	(22,500)	—	—	—	(22,500)
Common stock withheld for minimum statutory taxes, net	(3,455)	—	—	—	(3,455)
Other	(539)	1,225	—	—	686
Cash provided by (used in) intercompany activity	56,216	16,644	(72,860)	—	—
Net cash (used in) provided by financing activities	(4,828)	3,619	(83,414)	24,549	(60,074)
Effect of exchange rate changes on cash	—	—	7,250	—	7,250
Net increase (decrease) in cash and cash equivalents	—	31,179	(20,952)	—	10,227
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063
Cash and cash equivalents at end of the period	$—	$46,860	$20,430	$—	$67,290

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$4,176	$117,973	$(52,413)	$(65,560)	$4,176
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(65,560)	—	—	65,560	—
Depreciation and amortization	—	58,018	77,085	—	135,103
Amortization of debt issuance costs	10,751	—	(427)	—	10,324
Equity-based compensation expense	28,345	—	—	—	28,345
Deferred income taxes	(2,172)	50,611	(19,792)	—	28,647
Loss from discontinued operations, net of taxes	—	—	—	—	—
Debt extinguishment costs	4,253	—	—	—	4,253
Loss on divestiture	—	778	178,031	—	178,809
(Gain) loss on foreign currency derivatives	(523)	—	—	—	(523)
Other	—	4,022	693	—	4715
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(24,017)	8,299	—	(15,718)
Other current assets	—	(3,138)	(17,510)	—	(20,648)
Other assets	(3,109)	(4,048)	(306)	3,109	(4,354)
Accounts payable and other accrued liabilities	—	(45,552)	68,245	—	22,693
Accrued salaries and benefits	—	3,844	(12,416)	—	(8,572)
Other liabilities	—	4,050	434	—	4,484
Net cash (used in) provided by continuing operating activities	(23,839)	162,541	229,923	3,109	371,734
Net cash used in discontinued operating activities	—	(10,256)	—	—	(10,256)
Net cash (used in) provided by operating activities	(23,839)	152,285	229,923	3,109	361,478
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(103,359)	(580,096)	—	(683,455)
Cash paid for capital expenditures	—	(177,593)	(129,879)	—	(307,472)
Cash paid for real estate acquisitions	—	(28,956)	(11,801)	—	(40,757)
Settlement of foreign currency derivatives	—	523	—	—	523
Cash received for divestiture	370,000	7,859	(4,593)	—	373,266
Other	—	(1,573)	(897)	—	(2,470)
Net cash used in investing activities	370,000	(303,099)	(727,266)	—	(660,365)
Financing activities:
Borrowings on long-term debt	1,480,000	—	—	—	1,480,000
Borrowings on revolving credit facility	179,000	—	—	—	179,000
Principal payments on revolving credit facility	(337,000)	—	—	—	(337,000)
Principal payments on long-term debt	(49,706)	(293,000)	(3,344)	296,109	(49,941)
Repayment of assumed debt	(1,348,389)	—	—	—	(1,348,389)
Repayment of long-term debt	(200,594)	—	—	—	(200,594)
Payment of debt issuance costs	(36,649)	—	—	—	(36,649)
Issuance of common stock	685,097	—	—	—	685,097
Common stock withheld for minimum statutory taxes, net	(8,846)	—	—	—	(8,846)
Other	(1,149)	(2,688)	—	—	(3,837)
Cash (used in) provided by intercompany activity	(707,925)	460,196	546,947	(299,218)	—
Net cash (used in) provided by financing activities	(346,161)	164,508	543,603	(3,109)	358,841
Effect of exchange rate changes on cash	—	—	(14,106)	—	(14,106)
Net increase in cash and cash equivalents	—	13,694	32,154	—	45,848
Cash and cash equivalents at beginning of the period	—	1,987	9,228	—	11,215
Cash and cash equivalents at end of the period	$—	$15,681	$41,382	$—	$57,063

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ DEBRA K. OSTEEN
Debra K. Osteen
Chief Executive Officer and Director

Dated: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA K. OSTEEN Debra K. Osteen	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019

/s/ REEVE B. WAUD Reeve B. Waud	Chairman of the Board	March 1, 2019

/s/ E. PEROT BISSELL E. Perot Bissell	Director	March 1, 2019

/ s/ CHRISTOPHER R. GORDON Christopher R. Gordon	Director	March 1, 2019

/s/ VICKY B. GREGG Vicky B. Gregg	Director	March 1, 2019

/s/ WILLIAM F. GRIECO William F. Grieco	Director	March 1, 2019

/s/ JOEY A. JACOBS Joey A. Jacobs	Director	March 1, 2019

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	March 1, 2019

/s/ WILLIAM M. PETRIE William M. Petrie	Director	March 1, 2019