Form 10-Q
period 2019-03-31
Acadia Healthcare Company, Inc.
filed 2019-05-01
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☒	Accelerated filer	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2019, there were 88,701,225 shares of the registrant’s common stock outstanding.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	ACHC	NASDAQ Global Select Market

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,684	$50,510
Accounts receivable, net	331,851	318,087
Other current assets	76,979	81,820
Total current assets	452,514	450,417
Property and equipment, net	3,173,052	3,107,766
Goodwill	2,441,999	2,396,412
Intangible assets, net	89,796	88,990
Deferred tax assets	3,436	3,468
Derivative instrument assets	46,304	60,524
Operating lease right-of-use assets	506,787	—
Other assets	71,629	64,927
Total assets	$6,785,517	$6,172,504

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$36,503	$34,112
Accounts payable	116,666	117,740
Accrued salaries and benefits	108,546	113,299
Current portion of operating lease liabilities	27,984	—
Other accrued liabilities	134,972	151,226
Total current liabilities	424,671	416,377
Long-term debt	3,221,709	3,159,375
Deferred tax liabilities	76,922	80,372
Operating lease liabilities	504,753	—
Other liabilities	122,188	154,267
Total liabilities	4,350,243	3,810,391
Redeemable noncontrolling interests	31,931	28,806
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,593,730 and 87,444,473 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	876	874
Additional paid-in capital	2,546,759	2,541,987
Accumulated other comprehensive loss	(426,586)	(462,377)
Retained earnings	282,294	252,823
Total equity	2,403,343	2,333,307
Total liabilities and equity	$6,785,517	$6,172,504

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Revenue	$760,617	$742,241
Salaries, wages and benefits (including equity-based compensation expense of $6,101 and $6,919, respectively)	429,579	411,528
Professional fees	57,007	54,018
Supplies	29,957	29,364
Rents and leases	20,307	20,288
Other operating expenses	93,865	88,231
Depreciation and amortization	40,580	39,773
Interest expense, net	48,130	45,243
Debt extinguishment costs	—	940
Transaction-related expenses	4,321	4,768
Total expenses	723,746	694,153
Income before income taxes	36,871	48,088
Provision for (benefit from) income taxes	7,360	(2,786)
Net income	29,511	50,874
Net income attributable to noncontrolling interests	(40)	(55)
Net income attributable to Acadia Healthcare Company, Inc.	$29,471	$50,819
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.34	$0.58
Diluted	$0.34	$0.58
Weighted-average shares outstanding:
Basic	87,505	87,121
Diluted	87,694	87,294

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$29,511	$50,874
Other comprehensive income:
Foreign currency translation gain	44,481	92,780
Loss on derivative instruments, net of tax of $(3.5) million and $(7.3) million, respectively	(8,690)	(20,053)
Other comprehensive income	35,791	72,727
Comprehensive income	65,302	123,601
Comprehensive income attributable to noncontrolling interests	(40)	(55)
Comprehensive income attributable to Acadia Healthcare Company, Inc.	$65,262	$123,546

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statement of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	228	2	94	—	—	96
Common stock withheld for minimum statutory taxes	—	—	(2,126)	—	—	(2,126)
Equity-based compensation expense	—	—	6,919	—	—	6,919
Other comprehensive income	—	—	—	72,727	—	72,727
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	50,819	50,819
Balance at March 31, 2018	87,288	873	2,522,745	(301,391)	479,392	2,701,619
Common stock issued under stock incentive plans	42	—	128	—	—	128
Common stock withheld for minimum statutory taxes	—	—	(232)	—	—	(232)
Equity-based compensation expense	—	—	7,129	—	—	7,129
Other comprehensive loss	—	—	—	(114,492)	—	(114,492)
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	58,836	58,836
Balance at June 30, 2018	87,330	873	2,530,083	(415,883)	538,228	2,653,301
Common stock issued under stock incentive plans	33	1	19	—	—	20
Common stock withheld for minimum statutory taxes	—	—	(158)	—	—	(158)
Equity-based compensation expense	—	—	5,225	—	—	5,225
Other comprehensive loss	—	—	—	(24,579)	—	(24,579)
Other	—	—	208	—	—	208
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	46,232	46,232
Balance at September 30, 2018	87,363	874	2,535,377	(440,462)	584,460	2,680,249
Common stock issued under stock incentive plans	81	—	130	—	—	130
Common stock withheld for minimum statutory taxes	—	—	(1,265)	—	—	(1,265)
Equity-based compensation expense	—	—	2,728	—	—	2,728
Other comprehensive loss	—	—	—	(21,915)	—	(21,915)
Other	—	—	5,017	—	—	5,017
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(331,637)	(331,637)
Balance at December 31, 2018	87,444	874	2,541,987	(462,377)	252,823	2,333,307
Common stock issued under stock incentive plans	149	2	291	—	—	293
Common stock withheld for minimum statutory taxes	—	—	(1,620)	—	—	(1,620)
Equity-based compensation expense	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	35,791	—	35,791
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	29,471	29,471
Balance at March 31, 2019	87,593	$876	$2,546,759	$(426,586)	$282,294	$2,403,343

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating activities:
Net income	$29,511	$50,874
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	40,580	39,773
Amortization of debt issuance costs	2,888	2,525
Equity-based compensation expense	6,101	6,919
Deferred income taxes	(666)	1,897
Debt extinguishment costs	—	940
Other	2,187	1,043
Change in operating assets and liabilities:
Accounts receivable, net	(11,980)	(18,793)
Other current assets	(5,875)	(13,216)
Other assets	295	(1,268)
Accounts payable and other accrued liabilities	(15,701)	(3,368)
Accrued salaries and benefits	(5,849)	4,802
Other liabilities	2,182	509
Net cash provided by continuing operating activities	43,673	72,637
Net cash used in discontinued operating activities	—	(287)
Net cash provided by operating activities	43,673	72,350
Investing activities:
Cash paid for acquisitions, net of cash acquired	(40,400)	—
Cash paid for capital expenditures	(69,248)	(70,327)
Cash paid for real estate acquisitions	(1,066)	(4,293)
Other	613	(4,066)
Net cash used in investing activities	(110,101)	(78,686)
Financing activities:
Borrowings on revolving credit facility	71,573	—
Principal payments on long-term debt	(8,246)	—
Common stock withheld for minimum statutory taxes, net	(1,327)	(2,030)
Other	(3,497)	(2,704)
Net cash provided by (used in) financing activities	58,503	(4,734)
Effect of exchange rate changes on cash	1,099	1,588
Net decrease in cash and cash equivalents	(6,826)	(9,482)
Cash and cash equivalents at beginning of the period	50,510	67,290
Cash and cash equivalents at end of the period	$43,684	$57,808
Effect of acquisitions:
Assets acquired, excluding cash	44,028	—
Liabilities assumed	(3,628)	—
Cash paid for acquisitions, net of cash acquired	$40,400	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At March 31, 2019, the Company operated 593 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the U.K. and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to prior years to conform to the current year presentation.
2.	Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2018-15 on the Company’s consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-02 on January 1, 2019. There is no significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires application either retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption. The Company adopted ASU 2016-02 retrospectively at the beginning of the period of adoption. Prior periods have not been adjusted. On January 1, 2019, the Company recorded right-of-use assets and lease liabilities of $509.8 million and $536.7 million, respectively, as described in Note 8 – Leases.
3.	Revenue

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and residential treatment. The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each treatment is its own stand-alone contract.

As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in Accounting Standards Codification (“ASC”) ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as our patients typically are under no obligation to remain admitted in our facilities.

The Company disaggregates revenue from contracts with customers by service type and by payor within each of the Company’s segments.

U.S. Facilities

The Company’s facilities in the United States (the “U.S. Facilities”) and services provided by the U.S. Facilities can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based facilities.

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

Outpatient community-based facilities. Outpatient community-based programs are designed to provide therapeutic treatment to children and adolescents who have a clinically-defined emotional, psychiatric or chemical dependency disorder while enabling the youth to remain at home and within their community.

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2019	2018
Acute inpatient psychiatric facilities	$216,597	$195,891
Specialty treatment facilities	193,035	184,535
Residential treatment centers	73,224	71,557
Outpatient community-based facilities	5,104	10,422
Revenue	$487,960	$462,405

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three months ended March 31, 2019 and 2018 was not significant.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities (in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Commercial	$139,427	28.6%	$137,619	29.8%
Medicare	72,616	14.9%	67,214	14.5%
Medicaid	239,191	49.0%	213,336	46.1%
Self-Pay	31,732	6.5%	36,907	8.0%
Other	4,994	1.0%	7,329	1.6%
Revenue	$487,960	100.0%	$462,405	100.0%

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2019	2018
Healthcare facilities	$151,708	$154,615
Education and Children’s Services	46,122	48,085
Adult Care facilities	74,827	77,136
Revenue	$272,657	$279,836

On an annual basis, the Company receives payments from approximately 500 public funded sources in the U.K. (including the National Health Service (“NHS”), Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales) and individual patients and clients. The Company determines the transaction price based on established billing rates by payor and is reduced by implicit price concessions. Implicit price concessions are insignificant in the U.K. Facilities.

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities (in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
U.K. public funded sources	$245,413	90.0%	$253,294	90.5%
Self-Pay	26,814	9.8%	25,068	9.0%
Other	430	0.2%	1,474	0.5%
Revenue	$272,657	100.0%	$279,836	100.0%

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

Balance at December 31, 2018	$31,239
Payments received	48,216
Revenue recognized	(39,736)
Foreign currency translation gain	480
Balance at March 31, 2019	$40,199

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$29,471	$50,819
Denominator:
Weighted average shares outstanding for basic earnings per share	87,505	87,121
Effect of dilutive instruments	189	173
Shares used in computing diluted earnings per common share	87,694	87,294
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.34	$0.58
Diluted	$0.34	$0.58

Approximately 2.6 million and 2.0 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

5.	Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On February 15, 2019, the Company completed the acquisition of Whittier Pavilion (“Whittier”), an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment (“Mission Treatment”) for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operated nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to our acquisitions, termination, restructuring and closure costs. Transaction-related expenses compromised the following cost for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Termination, restructuring and closure costs	$3,525	$3,392
Legal, accounting and other	796	1,376
	$4,321	$4,768

6.	Property and Equipment

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land	$451,157	$430,771
Building and improvements	2,565,195	2,423,594
Equipment	456,369	444,538
Construction in progress	216,075	294,848
	3,688,796	3,593,751
Less: accumulated depreciation	(515,744)	(485,985)
Property and equipment, net	$3,173,052	$3,107,766

During the three months ended March 31, 2019, the Company closed a 168-bed residential treatment center in Albuquerque, New Mexico. The Company is currently evaluating options for the future use of this property. Additionally, the Company has recorded assets held for sale of $21.1 million and $17.0 million within other assets on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.
7.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)
	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,259	12,343	—	—
Trade names	60,572	60,109	—	—
Certificates of need	16,965	16,538	—	—
	89,796	88,990	—	—
Total	$93,043	$92,237	$(3,247)	$(3,247)

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

8.	Leases

The Company’s lease portfolio primarily consists of finance and operating real estate leases integral for facility operations. The original terms of the leases typically range from five to 30 years with optional renewal periods. A minimal portion of the Company’s lease portfolio consists of non-real estate leases, including copiers and equipment, which generally have lease terms of one to three years and have insignificant lease obligations.

In March 2016, the FASB issued ASU 2016-02. ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. The Company adopted ASU 2016-02 retrospectively at the beginning of the period of adoption. Prior periods have not been adjusted.

The Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess lease identification, lease classification and initial direct costs. The Company also elected the accounting policy practical expedients by class of underlying asset to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the condensed consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

On January 1, 2019, the Company recorded right-of-use assets and lease liabilities on the condensed consolidated balance sheet of $509.8 million and $536.7 million, respectively, for non-cancelable real estate operating leases with original lease terms in excess of one year. Finance leases remained on the condensed consolidating balance sheets as required by previous accounting guidance. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

Operating lease liabilities were recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease right-of-use assets and liabilities include the initial lease term unless it is reasonably certain a renewal or termination option will be exercised. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease payments and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore, incremental borrowing rates were calculated based on information available at the later of the lease commencement date or January 1, 2019. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms.

Lease Position

At March 31, 2019, the Company recorded the following on the condensed consolidated balance sheet (in thousands):

Right-of-Use Assets	Balance Sheet Classification	March 31, 2019
Finance lease right-of-use assets	Property and equipment, net	$45,547
Operating lease right-of-use assets	Operating lease right-of-use assets	506,787
Total		$552,334

Lease Liabilities	Balance Sheet Classification	March 31, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$7,210
Operating lease liabilities	Current portion of operating lease liabilities	27,984
Noncurrent:
Finance lease liabilities	Other liabilities	44,445
Operating lease liabilities	Operating lease liabilities	504,753
Total		$584,392

Weighted-average remaining lease terms and discount rates at March 31, 2019 were as follows:

Weighted-average remaining lease term (in years):
Finance	7.4
Operating	19.9

Weighted-average discount rate:
Finance	6.4%
Operating	6.4%

Lease Costs

The Company recorded the following lease costs for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Finance lease costs:
Depreciation of leased assets	1,123
Interest of lease liabilities	997
Total finance lease costs	$2,120

Operating lease costs	16,529
Variable lease costs	886
Short term lease costs	1,447
Other lease costs	1,445
Total rents and leases	$20,307

Total lease costs	$22,427

Other

Undiscounted cash flows for finance and operating leases recorded on the condensed consolidated balance sheet were as follows at March 31, 2019 (in thousands):

	Finance Leases	Operating Leases
For the nine months ending December 31, 2019	$6,078	$46,252
2020	6,785	58,573
2021	34,922	55,048
2022	1,984	50,272
2023	1,007	46,774
Thereafter	26,096	723,393
Total minimum lease payments	76,872	980,312
Less: amount of lease payments representing interest	25,217	447,575
Present value of future minimum lease payments	51,655	532,737
Less: Current portion of lease liabilities	7,210	27,984
Noncurrent lease liabilities	$44,445	$504,753

Supplemental data for the three months ended March 31, 2019 was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,809
Operating cash flows for finance leases	$997
Financing cash flows for finance leases	$846

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,662
Finance leases	$1,027

9.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$361,000	$365,750
Senior Secured Term B Loans	1,369,416	1,372,912
Senior Secured Revolving Line of Credit	71,573	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
Other long-term debt	5,676	5,953
Less: unamortized debt issuance costs, discount and premium	(39,453)	(41,128)
	3,258,212	3,193,487
Less: current portion	(36,503)	(34,112)
Long-term debt	$3,221,709	$3,159,375

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

On March 22, 2018, the Company entered into a Second Repricing Facilities Amendment (the “Second Repricing Facilities Amendment”) to the Amended and Restated Credit Agreement. The Second Repricing Facilities Amendment (i) replaced the Term Loan B Facility Tranche B-1 (the “Tranche B-1 Facility”) and the Term Loan B Facility Tranche B-2 (the “Tranche B-2 Facility”) with a new Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) and a new Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”), respectively, and (ii) reduced the Applicable Rate from 2.75% to 2.50% in the case of Eurodollar Rate loans and reduced the Applicable Rate from 1.75% to 1.50% in the case of Base Rate Loans.

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

The Company had $414.7 million of availability under the revolving line of credit and had standby letters of credit outstanding of $13.7 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for June 30, 2019 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At March 31, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At March 31, 2019, the Company was in compliance with such covenants.

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

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.
10.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2019, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,737,250 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $6.1 million and $6.9 million in equity-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $40.9 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

At March 31, 2019, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.6 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2018 and 2019 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	974,566	$47.89	7.46	$3,802
Options granted	374,700	37.54	9.21	246
Options exercised	(20,989)	17.83	N/A	383
Options cancelled	(128,737)	50.83	N/A	N/A
Options outstanding at December 31, 2018	1,199,540	44.64	7.26	2,717
Options granted	566,800	28.25	9.94	45
Options exercised	(18,315)	15.96	N/A	225
Options cancelled	(118,707)	42.43	N/A	N/A
Options outstanding at March 31, 2019	1,629,318	$39.39	8.14	$762
Options exercisable at December 31, 2018	534,164	$44.98	5.73	$2,386
Options exercisable at March 31, 2019	611,099	$46.73	6.29	$717

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Weighted average grant-date fair value of options	$10.45	$13.67
Risk-free interest rate	2.4%	2.2%
Expected volatility	38%	37%
Expected life (in years)	5.0	5.1

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

Other Stock-Based Awards

Restricted stock activity during 2018 and 2019 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	809,868	$50.19
Granted	480,137	36.84
Cancelled	(88,989)	47.57
Vested	(395,959)	50.41
Unvested at December 31, 2018	805,057	$42.40
Granted	540,342	27.85
Cancelled	(53,673)	43.42
Vested	(190,356)	47.10
Unvested at March 31, 2019	1,101,370	$34.40

Restricted stock unit activity during 2018 and 2019 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at December 31, 2018	484,111	$44.52
Granted	—	—
Cancelled	(175,661)	47.97
Vested	—	—
Unvested at March 31, 2019	308,450	$42.55

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

11.	Income Taxes

The provision for (benefit from) income taxes for the three months ended March 31, 2019 and 2018 reflects effective tax rates of 20.0% and (5.8)%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 was primarily attributable to the application of Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Company recorded a discrete benefit of $10.5 million during the three months ended March 31, 2018 related to a change in the Company’s provisional amount recorded at December 31, 2017.
12.	Derivatives

The Company entered into foreign currency forward contracts during the three months ended March 31, 2019 and 2018 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

In May 2016, the Company entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £449.3 million. During the term of the swap agreements, the Company will receive semi-annual interest payments in USD from the counterparties at fixed interest rates, and the Company will make semi-annual interest payments in GBP to the counterparties at fixed interest rates. The interest payments under the cross-currency swap agreements result in £24.7 million of annual cash flows from the Company’s U.K. business being converted to $35.8 million (at a 1.45 exchange rate).

The Company has designated the cross currency swap agreements and forward contracts entered into during 2018 and the three months ended March 31, 2019 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives at March 31, 2019 and December 31, 2018 of $46.3 million and $60.5 million, respectively, are recorded as derivative instrument assets on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

13.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, other long-term debt and derivative instruments at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Amended and Restated Senior Credit Facility	$1,779,357	$1,715,338	$1,779,537	$1,715,338
6.125% Senior Notes due 2021	$148,803	$148,657	$148,803	$147,542
5.125% Senior Notes due 2022	$297,147	$296,946	$297,890	$283,583
5.625% Senior Notes due 2023	$643,651	$643,289	$647,674	$609,516
6.500% Senior Notes due 2024	$383,577	$383,304	$394,125	$369,888
Other long-term debt	$5,677	$5,953	$5,677	$5,953
Derivative instrument assets	$46,304	$60,524	$46,304	$60,524

The Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes and other long-term debt were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair values of the derivative instruments were categorized as Level 2 in the GAAP fair value hierarchy and were based on observable market inputs including applicable exchange rates and interest rates.

14.	Commitments and Contingencies

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

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee. The complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014 and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. At this time, we are not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On April 15, 2019, the Court entered an order staying the case pending a ruling on the motion to dismiss that will be filed in the St. Clair County v. Acadia Healthcare case described above. At this time, we are not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

During the third quarter of 2018, the U.S. Attorney’s Office for the Southern District of West Virginia served subpoenas on seven of our comprehensive treatment centers located in West Virginia requesting various documents from January 2012 to present. The U.S. Attorney’s Office has advised us that the civil aspect of the investigation is a False Claims Act investigation focused on claims submitted by the centers for certain lab services. The Company is cooperating fully with the government’s investigation and established a reserve of $19.0 million during the fourth quarter of 2018 relating to the Company’s billing for lab services in West Virginia. In connection with the investigation, we expect to enter into a corporate integrity agreement with the Office of Inspector General imposing customary compliance obligations on our subsidiary, CRC Health. Changes in the reserve may be required in future periods as discussions with the government continue and additional information becomes available.

In the fall of 2017, the Office of Inspector General issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the Office of Inspector General issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. The Company is cooperating with the government’s investigation but is not able to quantify any potential liability in connection with these investigations.

On January 15, 2019, the Company paid $3.1 million in connection with a class action lawsuit filed in 2011 on behalf of the shareholders of PHC, Inc. d/b/a Pioneer Behavioral Health (“PHC”) related to the merger of the Company with PHC.
15.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2019, the Company operated five facilities and owns between 60% and 85% of the equity interests, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2018	$28,806
Acquisition of redeemable noncontrolling interests	3,085
Net income attributable to noncontrolling interests	40
Balance at March 31, 2019	$31,931

16.	Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$20,807	$30,802
Other receivables	20,245	19,205
Cost report receivable	10,752	10,340
Workers’ compensation deposits – current portion	10,000	10,000
Inventory	6,115	5,055
Income taxes receivable	5,119	2,380
Insurance receivable – current portion	2,049	2,049
Other	1,892	1,989
Other current assets	$76,979	$81,820

17.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Unearned income	$40,862	$32,154
Accrued expenses	40,235	44,938
Accrued legal settlements	17,075	22,076
Accrued interest	11,917	32,838
Finance lease liabilities	7,210	445
Income taxes payable	6,053	3,041
Insurance liability – current portion	4,956	4,956
Accrued property taxes	4,641	4,136
Other	2,023	6,642
Other accrued liabilities	$134,972	$151,226

18.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At March 31, 2019, the U.S. Facilities segment included 223 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 370 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
U.S. Facilities	$487,960	$462,405
U.K. Facilities	272,657	279,836
Corporate and Other	—	—
	$760,617	$742,241
Segment EBITDA (1):
U.S. Facilities	$119,008	$117,124
U.K. Facilities	40,056	51,152
Corporate and Other	(23,061)	(22,545)
	$136,003	$145,731

	Three Months Ended March 31,
	2019	2018
Segment EBITDA (1)	$136,003	$145,731
Less:
Equity-based compensation expense	(6,101)	(6,919)
Transaction-related expenses	(4,321)	(4,768)
Debt extinguishment costs	—	(940)
Interest expense, net	(48,130)	(45,243)
Depreciation and amortization	(40,580)	(39,773)
Income before income taxes	$36,871	$48,088

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2019	$2,044,837	$351,575	$—	$2,396,412
Increase from 2019 acquisitions	34,523	—	—	34,523
Increase from contribution of redeemable noncontrolling interests	3,085	—	—	3,085
Foreign currency translation gain	—	7,979	—	7,979
Balance at March 31, 2019	$2,082,445	$359,554	$—	$2,441,999

	March 31, 2019	December 31, 2018
Assets (2):
U.S. Facilities	$3,950,684	$3,779,040
U.K. Facilities	2,633,347	2,175,809
Corporate and Other	201,486	217,655
	$6,785,517	$6,172,504

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

(2)

Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $42.9 million at March 31, 2019. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $44.9 million at December 31, 2018.

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2018	$(504,528)	$43,966	$(1,815)	$(462,377)
Foreign currency translation gain (loss)	44,522	—	(41)	44,481
Loss on derivative instruments, net of tax of $(3.5) million	—	(8,690)	—	(8,690)
Balance at March 31, 2019	$(460,006)	$35,276	$(1,856)	$(426,586)

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$17,843	$25,841	$—	$43,684
Accounts receivable, net	—	268,956	62,895	—	331,851
Other current assets	—	55,472	21,507	—	76,979
Total current assets	—	342,271	110,243	—	452,514
Property and equipment, net	—	1,263,982	1,909,070	—	3,173,052
Goodwill	—	1,989,900	452,099	—	2,441,999
Intangible assets, net	—	57,994	31,802	—	89,796
Deferred tax assets	2,094	—	3,436	(2,094)	3,436
Derivative instrument assets	46,304	—	—	—	46,304
Investment in subsidiaries	5,340,603	—	—	(5,340,603)	—
Operating lease right-of-use assets	—	98,419	408,368	—	506,787
Other assets	284,470	58,157	9,755	(280,753)	71,629
Total assets	$5,673,471	$3,810,723	$2,924,773	$(5,623,450)	$6,785,517

Current liabilities:
Current portion of long-term debt	$36,503	$—	$—	$—	$36,503
Accounts payable	—	80,486	36,180	—	116,666
Accrued salaries and benefits	—	77,320	31,226	—	108,546
Current portion of operating lease liabilities	—	17,040	10,944	—	27,984
Other accrued liabilities	11,916	35,492	87,564	—	134,972
Total current liabilities	48,419	210,338	165,914	—	424,671
Long-term debt	3,221,709	—	280,753	(280,753)	3,221,709
Deferred tax liabilities	—	28,636	50,380	(2,094)	76,922
Operating lease liabilities	—	78,042	426,711	—	504,753
Other liabilities	—	102,787	19,401	—	122,188
Total liabilities	3,270,128	419,803	943,159	(282,847)	4,350,243
Redeemable noncontrolling interests	—	—	31,931	—	31,931
Total equity	2,403,343	3,390,920	1,949,683	(5,340,603)	2,403,343
Total liabilities and equity	$5,673,471	$3,810,723	$2,924,773	$(5,623,450)	$6,785,517

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$459,818	$300,799	$—	$760,617
Salaries, wages and benefits	6,101	254,942	168,536	—	429,579
Professional fees	—	25,368	31,639	—	57,007
Supplies	—	19,384	10,573	—	29,957
Rents and leases	—	8,403	11,904	—	20,307
Other operating expenses	—	59,390	34,475	—	93,865
Depreciation and amortization	—	19,605	20,975	—	40,580
Interest expense, net	19,578	23,018	5,534	—	48,130
Transaction-related expenses	—	3,218	1,103	—	4,321
Total expenses	25,679	413,328	284,739	—	723,746
(Loss) income before income taxes	(25,679)	46,490	16,060	—	36,871
Equity in earnings of subsidiaries	48,157	—	—	(48,157)	—
(Benefit from) provision for income taxes	(7,033)	17,065	(2,672)	—	7,360
Net income (loss)	29,511	29,425	18,732	(48,157)	29,511
Net income attributable to noncontrolling interests	—	—	(40)	—	(40)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$29,511	$29,425	$18,692	$(48,157)	$29,471
Other comprehensive income:
Foreign currency translation gain	—	—	44,481	—	44,481
Loss on derivative instruments	(8,690)	—	—	—	(8,690)
Other comprehensive (loss) income	(8,690)	—	44,481	—	35,791
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$20,821	$29,425	$63,173	$(48,157)	$65,262

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$435,625	$306,616	$—	$742,241
Salaries, wages and benefits	6,919	239,052	165,557	—	411,528
Professional fees	—	24,271	29,747	—	54,018
Supplies	—	18,712	10,652	—	29,364
Rents and leases	—	8,239	12,049	—	20,288
Other operating expenses	—	56,170	32,061	—	88,231
Depreciation and amortization	—	18,172	21,601	—	39,773
Interest expense, net	14,617	23,584	7,042	—	45,243
Debt extinguishment costs	940	—	—	—	940
Transaction-related expenses	—	4,009	759	—	4,768
Total expenses	22,476	392,209	279,468	—	694,153
(Loss) income before income taxes	(22,476)	43,416	27,148	—	48,088
Equity in earnings of subsidiaries	67,598	—	—	(67,598)	—
(Benefit from) provision for income taxes	(5,752)	(123)	3,089	—	(2,786)
Net income (loss)	50,874	43,539	24,059	(67,598)	50,874
Net loss attributable to noncontrolling interests	—	—	(55)	—	(55)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$50,874	$43,539	$24,004	$(67,598)	$50,819
Other comprehensive (loss) income:
Foreign currency translation gain	—	—	92,780	—	92,780
Loss on derivative instruments	(20,053)	—	—	—	(20,053)
Other comprehensive (loss) income	(20,053)	—	92,780	—	72,727
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$30,821	$43,539	$116,784	$(67,598)	$123,546

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$29,511	$29,425	$18,732	$(48,157)	$29,511
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(48,157)	—	—	48,157	—
Depreciation and amortization	—	19,605	20,975	—	40,580
Amortization of debt issuance costs	2,888	—	—	—	2,888
Equity-based compensation expense	6,101	—	—	—	6,101
Deferred income taxes	(254)	(678)	266	—	(666)
Other	1,993	253	(59)	—	2,187
Change in operating assets and liabilities:
Accounts receivable, net	—	(15,693)	3,713	—	(11,980)
Other current assets	—	(5,484)	(391)	—	(5,875)
Other assets	2,665	(353)	648	(2,665)	295
Accounts payable and other accrued liabilities	—	(7,100)	(8,601)	—	(15,701)
Accrued salaries and benefits	—	(7,872)	2,023	—	(5,849)
Other liabilities	—	3,317	(1,135)	—	2,182
Net cash (used in) provided by operating activities	(5,253)	15,420	36,171	(2,665)	43,673
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(40,400)	—	—	(40,400)
Cash paid for capital expenditures	—	(45,231)	(24,017)	—	(69,248)
Cash paid for real estate acquisitions	—	(1,066)	—	—	(1,066)
Other	—	521	92	—	613
Net cash used in investing activities	—	(86,176)	(23,925)	—	(110,101)
Financing activities:
Borrowings on revolving credit facility	71,573	—	—	—	71,573
Principal payments on long-term debt	(8,246)	—	(2,665)	2,665	(8,246)
Common stock withheld for minimum statutory taxes, net	(1,327)	—	—	—	(1,327)
Other	(2,375)	(442)	(680)	—	(3,497)
Cash (used in) provided by intercompany activity	(54,372)	56,570	(2,198)	—	—
Net provided by (used in) in financing activities	5,253	56,128	(5,543)	2,665	58,503
Effect of exchange rate changes on cash	—	—	1,099	—	1,099
Net (decrease) increase in cash and cash equivalents	—	(14,628)	7,802	—	(6,826)
Cash and cash equivalents at beginning of the period	—	32,471	18,039	—	50,510
Cash and cash equivalents at end of the period	$—	$17,843	$25,841	$—	$43,684

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$50,874	$43,539	$24,059	$(67,598)	$50,874
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Equity in earnings of subsidiaries	(67,598)	—	—	67,598	—
Depreciation and amortization	—	18,172	21,601	—	39,773
Amortization of debt issuance costs	2,626	—	(101)	—	2,525
Equity-based compensation expense	6,919	—	—	—	6,919
Deferred income taxes	942	1,104	(149)	—	1,897
Debt extinguishment costs	940	—	—	—	940
Other	794	315	(66)	—	1,043
Change in operating assets and liabilities:
Accounts receivable, net	—	(21,049)	2,256	—	(18,793)
Other current assets	—	(7,980)	(5,236)	—	(13,216)
Other assets	4,432	(1,305)	37	(4,432)	(1,268)
Accounts payable and other accrued liabilities	—	(11,417)	8,049	—	(3,368)
Accrued salaries and benefits	—	5,208	(406)	—	4,802
Other liabilities	—	1,204	(695)	—	509
Net cash provided by (used in) continuing operating activities	(71)	27,791	49,349	(4,432)	72,637
Net cash used in discontinued operating activities	—	(287)	—	—	(287)
Net cash provided by (used in) operating activities	(71)	27,504	49,349	(4,432)	72,350
Investing activities:
Cash paid for capital expenditures	—	(40,879)	(29,448)	—	(70,327)
Cash paid for real estate acquisitions	—	(4,293)	—	—	(4,293)
Other	—	(4,799)	733	—	(4,066)
Net cash used in investing activities	—	(49,971)	(28,715)	—	(78,686)
Financing activities:
Principal payments on long-term debt	—	(169)	(4,263)	4,432	—
Common stock withheld for minimum statutory taxes, net	(2,030)	—	—	—	(2,030)
Other	(1,742)	(962)	—	—	(2,704)
Cash provided by (used in) intercompany activity	3,843	1,950	(5,793)	—	—
Net (used in) provided by in financing activities	71	819	(10,056)	4,432	(4,734)
Effect of exchange rate changes on cash	—	—	1,588	—	1,588
Net increase (decrease) in cash and cash equivalents	—	(21,648)	12,166	—	(9,482)
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$25,212	$32,596	$—	$57,808

21.  Subsequent Events

On April 1, 2019, the Company completed the acquisition of Bradford Recovery Center (“Bradford”), a specialty treatment facility with 46 beds located in Millerton, Pennsylvania for cash consideration of approximately $4.5 million.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2019, we operated 593 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the U.K. and Puerto Rico. During the three months ended March 31, 2019, we acquired 10 facilities and added 260 beds (exclusive of acquisitions), including 100 added to existing facilities and 160 added through the opening of two de novo facilities. For the year ending December 31, 2019, we expect to add approximately 700 total beds exclusive of acquisitions.

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

Acquisitions

On April 1, 2019, the Company completed the acquisition of Bradford, a specialty treatment facility with 46 beds located in Millerton, Pennsylvania for cash consideration of approximately $4.5 million.

On February 15, 2019, the Company completed the acquisition of Whittier, an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operated nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Revenue	$760,617	100.0%	$742,241	100.0%
Salaries, wages and benefits	429,579	56.5%	411,528	55.4%
Professional fees	57,007	7.5%	54,018	7.3%
Supplies	29,957	3.9%	29,364	4.0%
Rents and leases	20,307	2.7%	20,288	2.7%
Other operating expenses	93,865	12.3%	88,231	11.9%
Depreciation and amortization	40,580	5.3%	39,773	5.4%
Interest expense	48,130	6.3%	45,243	6.1%
Debt extinguishment costs	—	0.0%	940	0.1%
Transaction-related expenses	4,321	0.6%	4,768	0.6%
Total expenses	723,746	95.1%	694,153	93.5%
Income before income taxes	36,871	4.9%	48,088	6.5%
Provision for (benefit from) income taxes	7,360	1.0%	(2,786)	-0.4%
Net income	29,511	3.9%	50,874	6.9%
Net income attributable to noncontrolling interest	(40)	0.0%	(55)	0.0%
Net income attributable to Acadia Healthcare Company, Inc.	$29,471	3.9%	$50,819	6.9%

Segments

At March 31, 2019, the U.S. Facilities segment included 223 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 370 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three months ended March 31, 2019 compared to the same period in 2018:

U.S. Same Facility Results (a)
Revenue growth	6.1%
Patient days growth	4.3%
Admissions growth	6.8%
Average length of stay change (b)	-2.3%
Revenue per patient day growth	1.7%
EBITDA margin change (c)	0 bps

(a)	Results for the period presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

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

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three months ended March 31, 2019 compared to the same period in 2018:

U.K. Same Facility Results (a,c)
Revenue growth	4.7%
Patient days growth	0.9%
Admissions growth	-2.1%
Average length of stay change (b)	3.1%
Revenue per patient day growth	3.7%
EBITDA margin change (d,e)	-430 bps

(a)	Results for the period presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three months ended March 31, 2018 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2018 in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.
(e)	U.K. EBITDA margin was affected by lower census and higher operating expenses including labor in particular.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue. Revenue increased $18.4 million, or 2.5%, to $760.6 million for the three months ended March 31, 2019 from $742.2 million for the three months ended March 31, 2018 resulting from same facility revenue growth of 5.6% and offset by the decrease in the exchange rate between USD and GBP of $17.9 million. During the three months ended March 31, 2019, we generated $488.0 million of revenue, or 64.2% of our total revenue, from our U.S. Facilities and $272.7 million of revenue, or 35.8% of our total revenue, from our U.K. Facilities. During the three months ended March 31, 2018, we generated $462.4 million of revenue, or 62.3% of our total revenue, from our U.S. Facilities and $279.8 million of revenue, or 37.7% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $27.4 million, or 6.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, resulting from same facility growth in patient days of 4.3% and an increase in same facility revenue per day of 1.7%. U.K. same facility revenue increased by $11.1 million, or 4.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, resulting from same facility growth in patient days of 0.9% and an increase in same facility revenue per day of 3.7%. Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $429.6 million for the three months ended March 31, 2019 compared to $411.5 million for the three months ended March 31, 2018, an increase of $18.1 million. SWB expense included $6.1 million and $6.9 million of equity-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $423.5 million, or 55.7% of revenue, for the three months ended March 31, 2019, compared to $404.6 million, or 54.5% of revenue, for the three months ended March 31, 2018. Same facility SWB expense was $379.2 million for the three months ended March 31, 2019, or 52.4% of revenue, compared to $352.7 million for the three months ended March 31, 2018, or 51.5% of revenue.

Professional fees. Professional fees were $57.0 million for the three months ended March 31, 2019, or 7.5% of revenue, compared to $54.0 million for the three months ended March 31, 2018, or 7.3% of revenue. The $3.0 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Contract labor costs in our U.K. Facilities were higher primarily due to the ongoing nursing and clinical labor shortage and our dependence on higher cost agency labor. Same facility professional fees were $49.2 million for the three months ended March 31, 2019, or 6.8% of revenue, compared to $44.3 million, for the three months ended March 31, 2018, or 6.5% of revenue.

Supplies. Supplies expense was $30.0 million for the three months ended March 31, 2019, or 3.9% of revenue, compared to $29.4 million for the three months ended March 31, 2018, or 4.0% of revenue. Same facility supplies expense was $27.8 million for the three months ended March 31, 2019, or 3.8% of revenue, compared to $26.6 million for the three months ended March 31, 2018, or 3.9% of revenue.

Rents and leases. Rents and leases were $20.3 million for both the three months ended March 31, 2019 and 2018, or 2.7% of revenue. Same facility rents and leases were $16.4 million for the three months ended March 31, 2019, or 2.3% of revenue, compared to $15.6 million for the three months ended March 31, 2018, or 2.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $93.9 million for the three months ended March 31, 2019, or 12.3% of revenue, compared to $88.2 million for the three months ended March 31, 2018, or 11.9% of revenue. Same facility other operating expenses were $86.6 million for the three months ended March 31, 2019, or 12.0% of revenue, compared to $80.2 million for the three months ended March 31, 2018, or 11.7% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $40.6 million for the three months ended March 31, 2019, or 5.3% of revenue, compared to $39.8 million for the three months ended March 31, 2018, or 5.4% of revenue.

Interest expense. Interest expense was $48.1 million for the three months ended March 31, 2019 compared to $45.2 million for the three months ended March 31, 2018. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt slightly offset by the lower interest rates as a result of the Repricing Facilities to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the three months ended March 31, 2018 represent $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Transaction-related expenses. Transaction-related expenses were $4.3 million for the three months ended March 31, 2019 compared to $4.8 million for the three months ended March 31, 2018. Transaction-related expenses represent costs incurred in the respective periods primarily related to our acquisitions, termination, restructuring and closure costs, as summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
Termination, restructuring and closure costs	$3,525	$3,392
Legal, accounting and other	796	1,376
	$4,321	$4,768

Provision for (benefit from) income taxes. For the three months ended March 31, 2019, the provision for income taxes was $7.4 million, reflecting an effective tax rate of 20.0%, compared to the benefit from income taxes of $(2.8) million, reflecting an effective tax rate of (5.8)%, for the three months ended March 31, 2018. The increase in the effective tax rate for the three months ended March 31, 2019 was primarily attributable to the application of the Tax Act. The Company recorded a discrete benefit of $10.5 million during the three months ended March 31, 2018 related to the change in the Company’s provisional amount recorded at December 31, 2017.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Commercial	$139,427	28.6%	$137,619	29.8%
Medicare	72,616	14.9%	67,214	14.5%
Medicaid	239,191	49.0%	213,336	46.1%
Self-Pay	31,732	6.5%	36,907	8.0%
Other	4,994	1.0%	7,329	1.6%
Revenue	$487,960	100.0%	$462,405	100.0%

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
U.K. public funded sources	$245,413	90.0%	$253,294	90.5%
Self-Pay	26,814	9.8%	25,068	9.0%
Other	430	0.2%	1,474	0.5%
Revenue	$272,657	100.0%	$279,836	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2019 and December 31, 2018:

March 31, 2019

	Current	30-90	90-150	>150	Total
Commercial	16.7%	5.4%	2.2%	5.3%	29.6%
Medicare	10.8%	1.6%	0.5%	1.1%	14.0%
Medicaid	23.2%	6.3%	2.6%	6.8%	38.9%
U.K. public funded sources	5.1%	3.0%	0.1%	-0.1%	8.1%
Self-Pay	1.9%	1.9%	1.4%	2.6%	7.8%
Other	0.6%	0.3%	0.1%	0.6%	1.6%
Total	58.3%	18.5%	6.9%	16.3%	100.0%

December 31, 2018

	Current	30-90	90-150	>150	Total
Commercial	14.8%	6.3%	2.7%	5.3%	29.1%
Medicare	9.8%	1.8%	0.6%	0.9%	13.1%
Medicaid	22.4%	6.4%	3.4%	7.4%	39.6%
U.K. public funded sources	6.0%	2.4%	0.0%	0.0%	8.4%
Self-Pay	1.8%	1.7%	1.7%	3.2%	8.4%
Other	0.4%	0.3%	0.2%	0.5%	1.4%
Total	55.2%	18.9%	8.6%	17.3%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2019 was $43.7 million compared to $72.6 million for the three months ended March 31, 2018. The decrease in cash provided by continuing operating activities was primarily attributable to the decline in earnings in our U.K. Facilities and changes in salaries, wages and benefits accruals. Days sales outstanding were 39 days at both March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, we had working capital of $27.8 million and $34.0 million, respectively.

Cash used in investing activities for the three months ended March 31, 2019 was $110.1 million compared to $78.7 million for the three months ended March 31, 2018. Cash used in investing activities for the three months ended March 31, 2019 primarily consisted of cash paid for acquisitions of $40.4 million, $69.2 million of cash paid for capital expenditures and $1.1 million of cash paid for real estate. Cash paid for capital expenditures for the three months ended March 31, 2019 consisted of $18.5 million of routine capital expenditures and $50.7 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.4% of revenue for the three months ended March 31, 2019. Cash used in investing activities for the three months ended March 31, 2018 primarily consisted of $70.3 million of cash paid for capital expenditures and $4.3 million of cash paid for real estate. Cash paid for capital expenditures for the three months ended March 31, 2018 consisted of $18.1 million of cash paid for routine capital expenditures and $52.2 million of expansion capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2019 was $58.5 million compared to cash used in financing activities of $4.7 million for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 consisted of borrowings on revolving credit facility of $71.6 million offset by principal payments of long-term debt of $8.2 million, common stock withheld for minimum statutory taxes of $1.3 million and other of $3.5 million. Cash used in financing activities for the three months ended March 31, 2018 primarily consisted of common stock withheld for minimum statutory taxes of $2.0 million and other of $2.7 million.

We had total available cash and cash equivalents of $43.7 million and $50.5 million at March 31, 2019 and December 31, 2018, respectively, of which approximately $25.8 million and $18.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

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

We had $414.7 million of availability under the revolving line of credit and had standby letters of credit outstanding of $13.7 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for June 30, 2019 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At March 31, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

The lenders who provided the Tranche B-3 Facility and Tranche B-4 Facility are not entitled to benefit from our maintenance of its financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain its financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the Tranche B-

3 Facility or Tranche B-4 Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

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

c)	The financial covenants include maintenance of the following:
•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;
•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2019	6.25x	6.25x	6.25x	6.00x
2020	5.75x	5.75x	5.75x	5.50x
2021	5.25x	5.25x	5.00x	5.00x

•	the secured leverage ratio may not be greater than 3.50x as of the end of each fiscal quarter.

At March 31, 2019, we were in compliance with all of the above covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2019 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$211,704	$1,374,837	$2,349,099	$—	$3,935,640
Operating lease liabilities (b)	61,078	111,516	95,580	712,138	980,312
Finance lease liabilities	7,879	40,527	2,619	25,847	76,872
Total obligations and commitments	$280,661	$1,526,880	$2,447,298	$737,985	$4,992,824

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2019.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At March 31, 2019, we had standby letters of credit outstanding of $13.7 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2019 was composed of $1.5 billion of fixed-rate debt and $1.8 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.49% higher rate on our variable rate debt) would decrease our net income and cash flows by $5.9 million on an annual basis based upon our borrowing level at March 31, 2019.

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

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $7.7 million on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company adopted the new lease accounting guidance in ASU 2016-02 on January 1, 2019 and began using new lease accounting software. The implementation of the new lease accounting standard and lease accounting software included additions to our internal controls, policies and procedures. There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee. The complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014 and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. At this time, we are not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On April 15, 2019, the Court entered an order staying the case pending a ruling on the motion to dismiss that will be filed in the St. Clair County v. Acadia Healthcare case described above. At this time, we are not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

During the third quarter of 2018, the U.S. Attorney’s Office for the Southern District of West Virginia served subpoenas on seven of our comprehensive treatment centers located in West Virginia requesting various documents from January 2012 to the date of the subpoena. The U.S. Attorney’s Office has advised us that the civil aspect of the investigation is a False Claims Act investigation focused on claims submitted by the centers for certain lab services. We are cooperating fully with the government’s investigation and established a reserve of $19.0 million during the fourth quarter of 2018 relating to our billing for lab services in West Virginia. In connection with the investigation, we expect to enter into a corporate integrity agreement with the Office of Inspector General imposing customary compliance obligations on our subsidiary, CRC Health. At this time, we cannot predict the potential liability, and changes in the reserve may be required in future periods as discussions with the government continue and additional information becomes available.

In the fall of 2017, Office of Inspector General issued subpoenas to three of our facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of our facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the Office of Inspector General issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. We are cooperating with the government’s investigation but are not able to quantify any potential liability in connection with these investigations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risks, as described in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	7,193	$25.71	—	—
February 1 – February 28	38,811	27.30	—	—
March 1 – March 31	13,410	29.99	—	—
Total	59,414

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
10.1	Eleventh Amendment, dated February 6, 2019, to the Credit Agreement. (2)
10.2	Twelfth Amendment, dated February 27, 2019, to the Credit Agreement. (2)
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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35331).
*	Filed herewith.

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

Dated: May 1, 2019