Form 10-Q
period 2019-06-30
Acadia Healthcare Company, Inc.
filed 2019-07-31
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	ACHC	NASDAQ Global Select Market

At July 31, 2019, there were 88,524,535 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,541	$50,510
Accounts receivable, net	346,489	318,087
Other current assets	81,464	81,820
Total current assets	471,494	450,417
Property and equipment, net	3,164,076	3,107,766
Goodwill	2,435,025	2,396,412
Intangible assets, net	89,613	88,990
Deferred tax assets	3,404	3,468
Derivative instrument assets	72,965	60,524
Operating lease right-of-use assets	491,551	—
Other assets	62,290	64,927
Total assets	$6,790,418	$6,172,504

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$38,895	$34,112
Accounts payable	115,651	117,740
Accrued salaries and benefits	110,445	113,299
Current portion of operating lease liabilities	27,578	—
Other accrued liabilities	138,119	151,226
Total current liabilities	430,688	416,377
Long-term debt	3,206,868	3,159,375
Deferred tax liabilities	83,096	80,372
Operating lease liabilities	490,903	—
Other liabilities	124,310	154,267
Total liabilities	4,335,865	3,810,391
Redeemable noncontrolling interests	32,207	28,806
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,645,258 and 87,444,473 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	876	874
Additional paid-in capital	2,550,653	2,541,987
Accumulated other comprehensive loss	(459,617)	(462,377)
Retained earnings	330,434	252,823
Total equity	2,422,346	2,333,307
Total liabilities and equity	$6,790,418	$6,172,504

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenue	$789,362	$765,738	$1,549,979	$1,507,979
Salaries, wages and benefits (including equity-based compensation expense of $4,182, $7,129, $10,283 and $14,048, respectively)	430,219	416,741	859,798	828,269
Professional fees	58,429	53,461	115,436	107,479
Supplies	30,914	30,133	60,871	59,497
Rents and leases	20,419	20,236	40,726	40,524
Other operating expenses	94,677	87,282	188,542	175,513
Depreciation and amortization	41,077	39,928	81,657	79,701
Interest expense, net	48,610	45,812	96,740	91,055
Debt extinguishment costs	—	—	—	940
Transaction-related expenses	5,212	2,887	9,533	7,655
Total expenses	729,557	696,480	1,453,303	1,390,633
Income before income taxes	59,805	69,258	96,676	117,346
Provision for income taxes	11,604	10,368	18,964	7,582
Net income	48,201	58,890	77,712	109,764
Net income attributable to noncontrolling interests	(61)	(54)	(101)	(109)
Net income attributable to Acadia Healthcare Company, Inc.	$48,140	$58,836	$77,611	$109,655
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.55	$0.67	$0.89	$1.26
Diluted	$0.55	$0.67	$0.88	$1.26
Weighted-average shares outstanding:
Basic	87,618	87,303	87,562	87,205
Diluted	87,837	87,467	87,770	87,351

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$48,201	$58,890	$77,712	$109,764
Other comprehensive income (loss):
Foreign currency translation loss	(50,618)	(143,599)	(6,137)	(50,819)
Gain on derivative instruments, net of tax of $9.2 million, $10.5 million, $5.7 million and $3.2 million, respectively	17,587	29,107	8,897	9,054
Other comprehensive (loss) income	(33,031)	(114,492)	2,760	(41,765)
Comprehensive income (loss)	15,170	(55,602)	80,472	67,999
Comprehensive income attributable to noncontrolling interests	(61)	(54)	(101)	(109)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$15,109	$(55,656)	$80,371	$67,890

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	228	2	94	—	—	96
Common stock withheld for minimum statutory taxes	—	—	(2,126)	—	—	(2,126)
Equity-based compensation expense	—	—	6,919	—	—	6,919
Other comprehensive income	—	—	—	72,727	—	72,727
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	50,819	50,819
Balance at March 31, 2018	87,288	873	2,522,745	(301,391)	479,392	2,701,619
Common stock issued under stock incentive plans	42	—	128	—	—	128
Common stock withheld for minimum statutory taxes	—	—	(232)	—	—	(232)
Equity-based compensation expense	—	—	7,129	—	—	7,129
Other comprehensive loss	—	—	—	(114,492)	—	(114,492)
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	58,836	58,836
Balance at June 30, 2018	87,330	873	2,530,083	(415,883)	538,228	2,653,301
Common stock issued under stock incentive plans	33	1	19	—	—	20
Common stock withheld for minimum statutory taxes	—	—	(158)	—	—	(158)
Equity-based compensation expense	—	—	5,225	—	—	5,225
Other comprehensive loss	—	—	—	(24,579)	—	(24,579)
Other	—	—	208	—	—	208
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	46,232	46,232
Balance at September 30, 2018	87,363	874	2,535,377	(440,462)	584,460	2,680,249
Common stock issued under stock incentive plans	81	—	130	—	—	130
Common stock withheld for minimum statutory taxes	—	—	(1,265)	—	—	(1,265)
Equity-based compensation expense	—	—	2,728	—	—	2,728
Other comprehensive loss	—	—	—	(21,915)	—	(21,915)
Other	—	—	5,017	—	—	5,017
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(331,637)	(331,637)
Balance at December 31, 2018	87,444	874	2,541,987	(462,377)	252,823	2,333,307
Common stock issued under stock incentive plans	149	2	291	—	—	293
Common stock withheld for minimum statutory taxes	—	—	(1,620)	—	—	(1,620)
Equity-based compensation expense	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	35,791	—	35,791
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	29,471	29,471
Balance at March 31, 2019	87,593	876	2,546,759	(426,586)	282,294	2,403,343
Common stock issued under stock incentive plans	52	—	68	—	—	68
Common stock withheld for minimum statutory taxes	—	—	(356)	—	—	(356)
Equity-based compensation expense	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	(33,031)	—	(33,031)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	48,140	48,140
Balance at June 30, 2019	87,645	$876	$2,550,653	$(459,617)	$330,434	$2,422,346

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities:
Net income	$77,712	$109,764
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	81,657	79,701
Amortization of debt issuance costs	5,887	5,124
Equity-based compensation expense	10,283	14,048
Deferred income taxes	(205)	(3,978)
Debt extinguishment costs	—	940
Other	2,395	1,040
Change in operating assets and liabilities:
Accounts receivable, net	(27,669)	(26,104)
Other current assets	(10,591)	9,953
Other assets	661	2,761
Accounts payable and other accrued liabilities	(11,060)	21,066
Accrued salaries and benefits	(3,232)	4,364
Other liabilities	2,848	(793)
Net cash provided by continuing operating activities	128,686	217,886
Net cash used in discontinued operating activities	—	(572)
Net cash provided by operating activities	128,686	217,314
Investing activities:
Cash paid for acquisitions, net of cash acquired	(44,900)	—
Cash paid for capital expenditures	(139,128)	(161,555)
Cash paid for real estate acquisitions	(4,448)	(8,857)
Other	10,494	(3,337)
Net cash used in investing activities	(177,982)	(173,749)
Financing activities:
Borrowings on revolving credit facility	76,573	—
Principal payments on revolving credit facility	(11,573)	—
Principal payments on long-term debt	(16,492)	(23,246)
Common stock withheld for minimum statutory taxes, net	(1,615)	(2,134)
Other	(4,345)	(5,172)
Net cash provided by (used in) financing activities	42,548	(30,552)
Effect of exchange rate changes on cash	(221)	(840)
Net (decrease) increase in cash and cash equivalents	(6,969)	12,173
Cash and cash equivalents at beginning of the period	50,510	67,290
Cash and cash equivalents at end of the period	$43,541	$79,463
Effect of acquisitions:
Assets acquired, excluding cash	48,555	—
Liabilities assumed	(3,655)	—
Cash paid for acquisitions, net of cash acquired	$44,900	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At June 30, 2019, the Company operated 595 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico.

During the six months ended June 30, 2019, the Company commenced a review of strategic alternatives including those related to its U.K. operations and a potential sale of such operations. The likelihood and form of strategic alternative that the Company may pursue for its U.K. operations remains uncertain.

Basis of Presentation

The business of the Company is conducted through limited liability companies, partnerships and C-corporations. The Company’s consolidated financial statements include the accounts of the Company and all subsidiaries controlled by the Company through its direct or indirect ownership of majority interests and exclusive rights granted to the Company as the controlling member of an entity. All intercompany accounts and transactions have been eliminated in consolidation.

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

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires application either retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption. The Company adopted ASU 2016-02 retrospectively at the beginning of the period of adoption. Prior periods have not been adjusted. On January 1, 2019, the Company recorded right-of-use assets and lease liabilities of $500.3 million and $526.6 million, respectively, as described in Note 8 – Leases.
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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acute inpatient psychiatric facilities	$229,128	$203,535	$445,725	$399,426
Specialty treatment facilities	201,269	192,894	394,304	377,429
Residential treatment centers	74,084	74,133	147,308	145,690
Outpatient community-based facilities	5,332	10,908	10,436	21,330
Revenue	$509,813	$481,470	$997,773	$943,875

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three and six months ended June 30, 2019 and 2018 was not significant.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$146,917	28.8%	$147,279	30.6%	$286,344	28.7%	$284,898	30.2%
Medicare	73,505	14.4%	69,343	14.4%	146,121	14.6%	136,557	14.5%
Medicaid	255,070	50.0%	225,732	46.9%	494,261	49.5%	439,068	46.5%
Self-Pay	29,624	5.8%	33,379	6.9%	61,356	6.2%	70,286	7.4%
Other	4,697	1.0%	5,737	1.2%	9,691	1.0%	13,066	1.4%
Revenue	$509,813	100.0%	$481,470	100.0%	$997,773	100.0%	$943,875	100.0%

U.K. Facilities

The Company’s facilities located in the United Kingdom (the “U.K. Facilities”) and services provided by the U.K. Facilities can generally be classified into the following categories: healthcare facilities; education and children’s services; and adult care facilities.

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Healthcare facilities	$155,553	$158,894	$307,261	$313,509
Education and Children’s Services	46,142	48,065	92,264	96,150
Adult Care facilities	77,854	77,309	152,681	154,445
Revenue	$279,549	$284,268	$552,206	$564,104

On an annual basis, the Company receives payments from approximately 500 public funded sources in the U.K. (including the National Health Service (“NHS”), Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales) and individual patients and clients. The Company determines the transaction price based on established billing rates by payor reduced by implicit price concessions. Implicit price concessions are insignificant in the U.K. Facilities.

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$252,332	90.3%	$256,881	90.4%	$497,745	90.1%	$510,175	90.4%
Self-Pay	26,651	9.5%	27,272	9.6%	53,465	9.7%	52,340	9.3%
Other	566	0.2%	115	0.0%	996	0.2%	1,589	0.3%
Revenue	$279,549	100.0%	$284,268	100.0%	$552,206	100.0%	$564,104	100.0%

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

Balance at December 31, 2018	$31,239
Payments received	87,690
Revenue recognized	(83,456)
Foreign currency translation loss	(747)
Balance at June 30, 2019	$34,726

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$48,140	$58,836	$77,611	$109,655
Denominator:
Weighted average shares outstanding for basic earnings per share	87,618	87,303	87,562	87,205
Effect of dilutive instruments	219	164	208	146
Shares used in computing diluted earnings per common share	87,837	87,467	87,770	87,351
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.55	$0.67	$0.89	$1.26
Diluted	$0.55	$0.67	$0.88	$1.26

Approximately 1.9 million and 1.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive. Approximately 2.4 million and 2.0 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

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

On February 15, 2019, the Company completed the acquisition of Whittier Pavilion (“Whittier”), an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment (“Mission Treatment”) for cash consideration of approximately $22.5 million. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

Transaction-related expenses

Transaction-related expenses primarily relate to termination, restructuring, strategic review and other acquisition-related costs. Transaction-related expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Termination, restructuring and strategic review costs	$4,792	$2,009	$8,317	$5,401
Legal, accounting and other acquisition-related costs	420	878	1,216	2,254
	$5,212	$2,887	$9,533	$7,655

6.	Property and Equipment

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$446,795	$430,771
Building and improvements	2,591,815	2,423,594
Equipment	469,107	444,538
Construction in progress	199,836	294,848
	3,707,553	3,593,751
Less: accumulated depreciation	(543,477)	(485,985)
Property and equipment, net	$3,164,076	$3,107,766

During the six months ended June 30, 2019, the Company closed a 168-bed residential treatment center in Albuquerque, New Mexico. The Company is currently evaluating options for the future use of this property. Additionally, the Company has recorded assets held for sale of $10.9 million and $17.0 million within other assets on the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively.

7.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,147	1,147	(1,147)	(1,147)
	3,247	3,247	(3,247)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,599	12,343	—	—
Trade names	60,039	60,109	—	—
Certificates of need	16,975	16,538	—	—
	89,613	88,990	—	—
Total	$92,860	$92,237	$(3,247)	$(3,247)

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

On January 1, 2019, the Company recorded right-of-use assets and lease liabilities on the condensed consolidated balance sheet of $500.3 million and $526.6 million, respectively, for non-cancelable real estate operating leases with original lease terms in excess of one year. Finance leases remained on the condensed consolidating balance sheets as required by previous accounting guidance. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

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

Lease Position

At June 30, 2019, the Company recorded the following on the condensed consolidated balance sheet (in thousands):

Right-of-Use Assets	Balance Sheet Classification	June 30, 2019
Finance lease right-of-use assets	Property and equipment, net	$44,981
Operating lease right-of-use assets	Operating lease right-of-use assets	491,551
Total		$536,532

Lease Liabilities	Balance Sheet Classification	June 30, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$7,095
Operating lease liabilities	Current portion of operating lease liabilities	27,578
Noncurrent:
Finance lease liabilities	Other liabilities	44,088
Operating lease liabilities	Operating lease liabilities	490,903
Total		$569,664

Weighted-average remaining lease terms and discount rates at June 30, 2019 were as follows:

Weighted-average remaining lease term (in years):
Finance	7.2
Operating	19.7

Weighted-average discount rate:
Finance	6.4%
Operating	6.4%

Lease Costs

The Company recorded the following lease costs for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease costs:
Depreciation of leased assets	1,136	2,259
Interest of lease liabilities	999	1,996
Total finance lease costs	$2,135	$4,255

Operating lease costs	16,237	32,766
Variable lease costs	1,044	1,930
Short term lease costs	1,483	2,930
Other lease costs	1,655	3,100
Total rents and leases	$20,419	$40,726

Total lease costs	$22,554	$44,981

Other

Undiscounted cash flows for finance and operating leases recorded on the condensed consolidated balance sheet were as follows at June 30, 2019 (in thousands):

	Finance Leases	Operating Leases
For the six months ending December 31, 2019	$4,137	$30,201
2020	6,938	58,325
2021	35,101	54,702
2022	2,193	50,007
2023	1,063	46,511
Thereafter	26,094	708,139
Total minimum lease payments	75,526	947,885
Less: amount of lease payments representing interest	24,343	429,404
Present value of future minimum lease payments	51,183	518,481
Less: Current portion of lease liabilities	7,095	27,578
Noncurrent lease liabilities	$44,088	$490,903

Supplemental data for the six months ended June 30, 2019 was as follows (in thousands):

Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$31,212
Operating cash flows for finance leases	$1,996
Financing cash flows for finance leases	$1,684

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,674
Finance leases	$1,774

9.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$356,250	$365,750
Senior Secured Term B Loans	1,365,920	1,372,912
Senior Secured Revolving Line of Credit	65,000	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
Other long-term debt	5,396	5,953
Less: unamortized debt issuance costs, discount and premium	(36,803)	(41,128)
	3,245,763	3,193,487
Less: current portion	(38,895)	(34,112)
Long-term debt	$3,206,868	$3,159,375

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

The Company had $422.4 million of availability under the revolving line of credit and had standby letters of credit outstanding of $12.6 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for September 30, 2019 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the

Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At June 30, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At June 30, 2019, the Company was in compliance with such covenants.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2019, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,855,613 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $4.2 million and $7.1 million in equity-based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $10.3 million and $14.0 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $42.1 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

At June 30, 2019, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $2.8 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2018 and 2019 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	974,566	$47.89	7.46	$3,802
Options granted	374,700	37.54	9.21	246
Options exercised	(20,989)	17.83	N/A	383
Options cancelled	(128,737)	50.83	N/A	N/A
Options outstanding at December 31, 2018	1,199,540	44.64	7.26	2,717
Options granted	566,800	28.25	9.69	1,196
Options exercised	(42,545)	20.55	N/A	457
Options cancelled	(214,423)	42.49	N/A	N/A
Options outstanding at June 30, 2019	1,509,372	$39.44	7.98	$1,855
Options exercisable at December 31, 2018	534,164	$44.98	5.73	$2,386
Options exercisable at June 30, 2019	571,267	$47.60	6.21	$718

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Weighted average grant-date fair value of options	$10.45	$13.67
Risk-free interest rate	2.4%	2.2%
Expected volatility	38%	37%
Expected life (in years)	5.0	5.1

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

Other Stock-Based Awards

Restricted stock activity during 2018 and 2019 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	809,868	$50.19
Granted	480,137	36.84
Cancelled	(88,989)	47.57
Vested	(395,959)	50.41
Unvested at December 31, 2018	805,057	$42.40
Granted	626,279	28.47
Cancelled	(289,914)	32.35
Vested	(244,667)	46.85
Unvested at June 30, 2019	896,755	$34.71

Restricted stock unit activity during 2018 and 2019 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at December 31, 2018	484,111	$44.52
Granted	168,835	36.01
Cancelled	(267,161)	45.20
Vested	—	—
Unvested at June 30, 2019	385,785	$40.32

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets and Company performance compared to peers. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the two- or three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. Additionally, the number of shares issuable pursuant to restricted stock units granted during 2019 and 2018 are subject to adjustment based on the Company’s three-year annualized total stockholder return relative to a peer group consisting of S&P 1500 companies within the Healthcare Providers & Services 6 digit GICS industry group and selected other companies deemed to be peers. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets and, for 2019 and 2018 awards, performance compared to peers.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.
11.	Income Taxes

The provision for income taxes for the three months ended June 30, 2019 and 2018 reflects effective tax rates of 19.4% and 15.0%, respectively. The increase in the effective rate for the three months ended June 30, 2019 was primarily attributable to an income tax uncertainty reserve recorded during the three months ended June 30, 2019 related to the deductibility of equity-based compensation.

The provision for income taxes for the six months ended June 30, 2019 and 2018 reflects effective tax rates of 19.6% and 6.5%, respectively. The increase in the effective tax rate for the six months ended June 30, 2019 was primarily attributable to an income tax uncertainty recorded during the six months ended June 30, 2019 related to the deductibility of equity-based compensation. The Company recorded a discrete benefit of $10.5 million during the six months ended June 30, 2018 related to a change in the provisional amount recorded at December 31, 2017 in connection with the Tax Cuts and Jobs Act (the “Tax Act”).
12.	Derivatives

The Company entered into foreign currency forward contracts during the three and six months ended June 30, 2019 and 2018 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2018 and the six months ended June 30, 2019 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair value of these derivatives at June 30, 2019 and December 31, 2018 of $73.0 million and $60.5 million, respectively, are recorded as derivative instrument assets on the condensed consolidated balance sheets. The gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

13.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, other long-term debt and derivative instruments at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Amended and Restated Senior Credit Facility	$1,766,191	$1,715,338	$1,766,191	$1,715,338
6.125% Senior Notes due 2021	$148,951	$148,657	$148,951	$147,542
5.125% Senior Notes due 2022	$297,348	$296,946	$298,835	$283,583
5.625% Senior Notes due 2023	$644,019	$643,289	$645,484	$609,516
6.500% Senior Notes due 2024	$383,858	$383,304	$400,172	$369,888
Other long-term debt	$5,396	$5,953	$5,396	$5,953
Derivative instrument assets	$72,965	$60,524	$72,965	$60,524

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated and ordered stayed pending a ruling on the motion to dismiss that was filed in the St. Clair County v. Acadia Healthcare case described above. At this time, we are not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

During the second quarter of 2019, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our comprehensive treatment centers in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. The Company paid the government $17.0 million during the three months ended June 30, 2019 and entered into a corporate integrity agreement with the Office of Inspector General imposing customary compliance obligations on our subsidiary, CRC Health.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2019, the Company operated five facilities and owns between 60% and 85% of the equity interests, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2018	$28,806
Acquisition of redeemable noncontrolling interests	3,300
Net income attributable to noncontrolling interests	101
Balance at June 30, 2019	$32,207

16.	Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$19,963	$30,802
Other receivables	19,005	19,205
Cost report receivable	12,594	10,340
Workers’ compensation deposits – current portion	10,000	10,000
Income taxes receivable	9,727	2,380
Inventory	6,076	5,055
Insurance receivable – current portion	2,049	2,049
Other	2,050	1,989
Other current assets	$81,464	$81,820

17.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued expenses	$39,824	$44,938
Unearned income	35,235	32,154
Accrued interest	33,417	32,838
Income taxes payable	8,047	3,041
Finance lease liabilities	7,095	445
Accrued property taxes	6,077	4,136
Insurance liability – current portion	4,956	4,956
Accrued legal settlements	—	22,076
Other	3,468	6,642
Other accrued liabilities	$138,119	$151,226

18.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At June 30, 2019, the U.S. Facilities segment included 225 behavioral healthcare facilities with approximately 9,400 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 370 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
U.S. Facilities	$509,813	$481,470	$997,773	$943,875
U.K. Facilities	279,549	284,268	552,206	564,104
Corporate and Other	—	—	—	—
	$789,362	$765,738	$1,549,979	$1,507,979
Segment EBITDA (1):
U.S. Facilities	$135,396	$130,002	$254,404	$247,126
U.K. Facilities	45,835	54,194	85,891	105,346
Corporate and Other	(22,345)	(19,182)	(45,406)	(41,727)
	$158,886	$165,014	$294,889	$310,745

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment EBITDA (1)	$158,886	$165,014	$294,889	$310,745
Less:
Equity-based compensation expense	(4,182)	(7,129)	(10,283)	(14,048)
Transaction-related expenses	(5,212)	(2,887)	(9,533)	(7,655)
Debt extinguishment costs	—	—	—	(940)
Interest expense, net	(48,610)	(45,812)	(96,740)	(91,055)
Depreciation and amortization	(41,077)	(39,928)	(81,657)	(79,701)
Income before income taxes	$59,805	$69,258	$96,676	$117,346

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2019	$2,044,837	$351,575	$—	$2,396,412
Increase from 2019 acquisitions	36,528	—	—	36,528
Increase from contribution of redeemable noncontrolling interests	3,300	—	—	3,300
Foreign currency translation loss	—	(1,215)	—	(1,215)
Balance at June 30, 2019	$2,084,665	$350,360	$—	$2,435,025

	June 30, 2019	December 31, 2018
Assets (2):
U.S. Facilities	$3,995,903	$3,779,040
U.K. Facilities	2,543,030	2,175,809
Corporate and Other	251,485	217,655
	$6,790,418	$6,172,504

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

(2)

Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $49.3 million at June 30, 2019. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $44.9 million at December 31, 2018.

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2018	$(504,528)	$43,966	$(1,815)	$(462,377)
Foreign currency translation (loss) gain	(6,143)	—	6	(6,137)
Gain on derivative instruments, net of tax of $5.7 million	—	8,897	—	8,897
Balance at June 30, 2019	$(510,671)	$52,863	$(1,809)	$(459,617)

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

June 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$30,264	$13,277	$—	$43,541
Accounts receivable, net	—	278,255	68,234	—	346,489
Other current assets	—	67,790	13,674	—	81,464
Total current assets	—	376,309	95,185	—	471,494
Property and equipment, net	—	1,296,263	1,867,813	—	3,164,076
Goodwill	—	1,991,905	443,120	—	2,435,025
Intangible assets, net	—	58,355	31,258	—	89,613
Deferred tax assets	2,038	—	3,404	(2,038)	3,404
Derivative instrument assets	72,965	—	—	—	72,965
Investment in subsidiaries	5,374,016	—	—	(5,374,016)	—
Operating lease right-of-use assets	—	95,880	395,671	—	491,551
Other assets	252,507	53,419	5,502	(249,138)	62,290
Total assets	$5,701,526	$3,872,131	$2,841,953	$(5,625,192)	$6,790,418

Current liabilities:
Current portion of long-term debt	$38,895	$—	$—	$—	$38,895
Accounts payable	—	81,388	34,263	—	115,651
Accrued salaries and benefits	—	80,563	29,882	—	110,445
Current portion of operating lease liabilities	—	16,862	10,716	—	27,578
Other accrued liabilities	33,417	21,875	82,827	—	138,119
Total current liabilities	72,312	200,688	157,688	—	430,688
Long-term debt	3,206,868	—	249,138	(249,138)	3,206,868
Deferred tax liabilities	—	36,334	48,800	(2,038)	83,096
Operating lease liabilities	—	84,286	406,617	—	490,903
Other liabilities	—	106,832	17,478	—	124,310
Total liabilities	3,279,180	428,140	879,721	(251,176)	4,335,865
Redeemable noncontrolling interests	—	—	32,207	—	32,207
Total equity	2,422,346	3,443,991	1,930,025	(5,374,016)	2,422,346
Total liabilities and equity	$5,701,526	$3,872,131	$2,841,953	$(5,625,192)	$6,790,418

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$480,250	$309,112	$—	$789,362
Salaries, wages and benefits	4,182	254,656	171,381	—	430,219
Professional fees	—	26,340	32,089	—	58,429
Supplies	—	20,078	10,836	—	30,914
Rents and leases	—	8,716	11,703	—	20,419
Other operating expenses	—	61,519	33,158	—	94,677
Depreciation and amortization	—	20,017	21,060	—	41,077
Interest expense, net	20,138	23,486	4,986	—	48,610
Transaction-related expenses	—	4,578	634	—	5,212
Total expenses	24,320	419,390	285,847	—	729,557
(Loss) income before income taxes	(24,320)	60,860	23,265	—	59,805
Equity in earnings of subsidiaries	65,884	—	—	(65,884)	—
(Benefit from) provision for income taxes	(6,637)	25,298	(7,057)	—	11,604
Net income (loss)	48,201	35,562	30,322	(65,884)	48,201
Net income attributable to noncontrolling interests	—	—	(61)	—	(61)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$48,201	$35,562	$30,261	$(65,884)	$48,140
Other comprehensive income:
Foreign currency translation loss	—	—	(50,618)	—	(50,618)
Gain on derivative instruments	17,587	—	—	—	17,587
Other comprehensive income (loss)	17,587	—	(50,618)	—	(33,031)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$65,788	$35,562	$(20,357)	$(65,884)	$15,109

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$453,782	$311,956	$—	$765,738
Salaries, wages and benefits	7,129	239,999	169,613	—	416,741
Professional fees	—	24,677	28,784	—	53,461
Supplies	—	19,292	10,841	—	30,133
Rents and leases	—	8,311	11,925	—	20,236
Other operating expenses	—	55,258	32,024	—	87,282
Depreciation and amortization	—	18,611	21,317	—	39,928
Interest expense, net	15,465	23,602	6,745	—	45,812
Transaction-related expenses	—	2,671	216	—	2,887
Total expenses	22,594	392,421	281,465	—	696,480
(Loss) income before income taxes	(22,594)	61,361	30,491	—	69,258
Equity in earnings of subsidiaries	75,752	—	—	(75,752)	—
(Benefit from) provision for income taxes	(5,732)	11,442	4,658	—	10,368
Net income (loss)	58,890	49,919	25,833	(75,752)	58,890
Net loss attributable to noncontrolling interests	—	—	(54)	—	(54)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$58,890	$49,919	$25,779	$(75,752)	$58,836
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(143,599)	—	(143,599)
Gain on derivative instruments	29,107	—	—	—	29,107
Other comprehensive income (loss)	29,107	—	(143,599)	—	(114,492)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$87,997	$49,919	$(117,820)	$(75,752)	$(55,656)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$940,068	$609,911	$—	$1,549,979
Salaries, wages and benefits	10,283	509,598	339,917	—	859,798
Professional fees	—	51,708	63,728	—	115,436
Supplies	—	39,462	21,409	—	60,871
Rents and leases	—	17,119	23,607	—	40,726
Other operating expenses	—	120,909	67,633	—	188,542
Depreciation and amortization	—	39,622	42,035	—	81,657
Interest expense, net	39,716	46,504	10,520	—	96,740
Transaction-related expenses	—	7,796	1,737	—	9,533
Total expenses	49,999	832,718	570,586	—	1,453,303
(Loss) income before income taxes	(49,999)	107,350	39,325	—	96,676
Equity in earnings of subsidiaries	114,041	—	—	(114,041)	—
(Benefit from) provision for income taxes	(13,670)	42,363	(9,729)	—	18,964
Net income (loss)	77,712	64,987	49,054	(114,041)	77,712
Net gain attributable to noncontrolling interests	—	—	(101)	—	(101)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$77,712	$64,987	$48,953	$(114,041)	$77,611
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(6,137)	—	(6,137)
Gain on derivative instruments	8,897	—	—	—	8,897
Other comprehensive income (loss)	8,897	—	(6,137)	—	2,760
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$86,609	$64,987	$42,816	$(114,041)	$80,371

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$889,407	$618,572	$—	1,507,979
Salaries, wages and benefits	14,048	479,051	335,170	—	828,269
Professional fees	—	48,948	58,531	—	107,479
Supplies	—	38,004	21,493	—	59,497
Rents and leases	—	16,550	23,974	—	40,524
Other operating expenses	—	111,428	64,085	—	175,513
Depreciation and amortization	—	36,783	42,918	—	79,701
Interest expense, net	30,082	47,186	13,787	—	91,055
Debt extinguishment costs	940	—	—	—	940
Transaction-related expenses	—	6,680	975	—	7,655
Total expenses	45,070	784,630	560,933	—	1,390,633
(Loss) income before income taxes	(45,070)	104,777	57,639	—	117,346
Equity in earnings of subsidiaries	143,350	—	—	(143,350)	—
(Benefit from) provision for income taxes	(11,484)	11,319	7,747	—	7,582
Net income (loss)	109,764	93,458	49,892	(143,350)	109,764
Net income attributable to noncontrolling interests	—	—	(109)	—	(109)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$109,764	$93,458	$49,783	$(143,350)	$109,655
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(50,819)	—	(50,819)
Gain on derivative instruments	9,054	—	—	—	9,054
Other comprehensive income (loss)	9,054	—	(50,819)	—	(41,765)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$118,818	$93,458	$(1,036)	$(143,350)	$67,890

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$77,712	$64,987	$49,054	$(114,041)	$77,712
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(114,041)	—	—	114,041	—
Depreciation and amortization	—	39,622	42,035	—	81,657
Amortization of debt issuance costs	5,887	—	—	—	5,887
Equity-based compensation expense	10,283	—	—	—	10,283
Deferred income taxes	(198)	(73)	66	—	(205)
Other	2,126	321	(52)	—	2,395
Change in operating assets and liabilities:
Accounts receivable, net	—	(24,767)	(2,902)	—	(27,669)
Other current assets	—	(11,029)	438	—	(10,591)
Other assets	3,097	(714)	1,375	(3,097)	661
Accounts payable and other accrued liabilities	—	942	(12,002)	—	(11,060)
Accrued salaries and benefits	—	(4,628)	1,396	—	(3,232)
Other liabilities	—	5,558	(2,710)	—	2,848
Net cash (used in) provided by operating activities	(15,134)	70,219	76,698	(3,097)	128,686
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(44,900)	—	—	(44,900)
Cash paid for capital expenditures	—	(93,952)	(45,176)	—	(139,128)
Cash paid for real estate acquisitions	—	(4,448)	—	—	(4,448)
Other	—	6,402	4,092	—	10,494
Net cash used in investing activities	—	(136,898)	(41,084)	—	(177,982)
Financing activities:
Borrowings on revolving credit facility	76,573	—	—	—	76,573
Principal payments on revolving credit facility	(11,573)	—	—	—	(11,573)
Principal payments on long-term debt	(16,492)	—	(3,097)	3,097	(16,492)
Common stock withheld for minimum statutory taxes, net	(1,615)	—	—	—	(1,615)
Other	(2,375)	(889)	(1,081)	—	(4,345)
Cash (used in) provided by intercompany activity	(29,384)	65,361	(35,977)	—	—
Net provided by (used in) in financing activities	15,134	64,472	(40,155)	3,097	42,548
Effect of exchange rate changes on cash	—	—	(221)	—	(221)
Net decrease in cash and cash equivalents	—	(2,207)	(4,762)	—	(6,969)
Cash and cash equivalents at beginning of the period	—	32,471	18,039	—	50,510
Cash and cash equivalents at end of the period	$—	$30,264	$13,277	$—	$43,541

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$109,764	$93,458	$49,892	$(143,350)	$109,764
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Equity in earnings of subsidiaries	(143,350)	—	—	143,350	—
Depreciation and amortization	—	36,783	42,918	—	79,701
Amortization of debt issuance costs	5,326	—	(202)	—	5,124
Equity-based compensation expense	14,048	—	—	—	14,048
Deferred income taxes	1,438	(5,843)	427	—	(3,978)
Debt extinguishment costs	940	—	—	—	940
Other	240	1,149	(349)	—	1,040
Change in operating assets and liabilities:
Accounts receivable, net	—	(23,064)	(3,040)	—	(26,104)
Other current assets	—	12,197	(2,244)	—	9,953
Other assets	4,514	2,689	72	(4,514)	2,761
Accounts payable and other accrued liabilities	—	27,859	(6,793)	—	21,066
Accrued salaries and benefits	—	4,487	(123)	—	4,364
Other liabilities	—	3,002	(3,795)	—	(793)
Net cash provided by (used in) continuing operating activities	(7,080)	152,717	76,763	(4,514)	217,886
Net cash used in discontinued operating activities	—	(572)	—	—	(572)
Net cash provided by (used in) operating activities	(7,080)	152,145	76,763	(4,514)	217,314
Investing activities:
Cash paid for capital expenditures	—	(97,186)	(64,369)	—	(161,555)
Cash paid for real estate acquisitions	—	(8,857)	—	—	(8,857)
Other	—	(5,759)	2,422	—	(3,337)
Net cash used in investing activities	—	(111,802)	(61,947)	—	(173,749)
Financing activities:
Principal payments on long-term debt	(23,246)	(169)	(4,345)	4,514	(23,246)
Common stock withheld for minimum statutory taxes, net	(2,134)	—	—	—	(2,134)
Other	(1,742)	(1,924)	(1,506)	—	(5,172)
Cash provided by (used in) intercompany activity	34,202	(25,131)	(9,071)	—	—
Net (used in) provided by in financing activities	7,080	(27,224)	(14,922)	4,514	(30,552)
Effect of exchange rate changes on cash	—	—	(840)	—	(840)
Net increase (decrease) in cash and cash equivalents	—	13,119	(946)	—	12,173
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$59,979	$19,484	$—	$79,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to implement our business strategies in the U.S. and the U.K. and adapt to the regulatory and business environment in the U.K.;
•	our ability to successfully implement the strategic initiatives that we adopted following our review of our business in early 2019;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2019, we operated 595 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico. During the six months ended June 30, 2019, we acquired 11 facilities and added 332 beds (exclusive of acquisitions), including 172 added to existing facilities and 160 added through the opening of two de novo facilities. For the year ending December 31, 2019, we expect to add approximately 700 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the U.S. and the U.K. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. through acquisitions, joint ventures and bed additions in existing facilities.

During the six months ended June 30, 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. The likelihood and form of strategic alternative that we may pursue for our U.K. operations remains uncertain.

Acquisitions

On April 1, 2019, the Company completed the acquisition of Bradford, a specialty treatment facility with 46 beds located in Millerton, Pennsylvania for cash consideration of approximately $4.5 million.

On February 15, 2019, the Company completed the acquisition of Whittier, an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment for cash consideration of approximately $22.5 million. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$789,362	100.0%	$765,738	100.0%	$1,549,979	100.0%	$1,507,979	100.0%
Salaries, wages and benefits	430,219	54.5%	416,741	54.4%	859,798	55.5%	828,269	54.9%
Professional fees	58,429	7.4%	53,461	7.0%	115,436	7.4%	107,479	7.1%
Supplies	30,914	3.9%	30,133	3.9%	60,871	3.9%	59,497	3.9%
Rents and leases	20,419	2.6%	20,236	2.6%	40,726	2.6%	40,524	2.7%
Other operating expenses	94,677	12.0%	87,282	11.4%	188,542	12.2%	175,513	11.6%
Depreciation and amortization	41,077	5.2%	39,928	5.2%	81,657	5.3%	79,701	5.3%
Interest expense	48,610	6.2%	45,812	6.0%	96,740	6.2%	91,055	6.0%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	940	0.1%
Transaction-related expenses	5,212	0.7%	2,887	0.4%	9,533	0.6%	7,655	0.5%
Total expenses	729,557	92.5%	696,480	90.9%	1,453,303	93.7%	1,390,633	92.1%
Income before income taxes	59,805	7.5%	69,258	9.1%	96,676	6.3%	117,346	7.9%
Provision for income taxes	11,604	1.5%	10,368	1.4%	18,964	1.2%	7,582	0.5%
Net income	48,201	6.0%	58,890	7.7%	77,712	5.1%	109,764	7.4%
Net income attributable to noncontrolling interests	(61)	0.0%	(54)	0.0%	(101)	0.0%	(109)	0.0%
Net income attributable to Acadia Healthcare Company, Inc.	$48,140	6.0%	$58,836	7.7%	$77,611	5.1%	$109,655	7.4%

Segments

At June 30, 2019, the U.S. Facilities segment included 225 behavioral healthcare facilities with approximately 9,400 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 370 behavioral healthcare facilities with approximately 8,800 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and six months ended June 30, 2019 compared to the same periods in 2018:

	Three Months Ended	Six Months Ended
U.S. Same Facility Results (a)
Revenue growth	6.6%	6.4%
Patient days growth	3.3%	3.8%
Admissions growth	3.2%	5.0%
Average length of stay change (b)	0.1%	-1.1%
Revenue per patient day growth	3.2%	2.4%
EBITDA margin change (c)	0 bps	0 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

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

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three and six months ended June 30, 2019 compared to the same periods in 2018:

	Three Months Ended	Six Months Ended
U.K. Same Facility Results (a,c)
Revenue growth	3.9%	4.3%
Patient days growth	-0.2%	0.4%
Admissions growth	-3.5%	-2.8%
Average length of stay change (b)	3.5%	3.3%
Revenue per patient day growth	4.1%	3.9%
EBITDA margin change (d,e)	-360 bps	-390 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three and six months ended June 30, 2018 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2019 in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.
(e)	U.K. EBITDA margin was affected by lower census and higher operating expenses including labor in particular.

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenue. Revenue increased $23.6 million, or 3.1%, to $789.4 million for the three months ended June 30, 2019 from $765.7 million for the three months ended June 30, 2018 resulting from same facility revenue growth of 5.7% offset by $15.7 million as a result of the decrease in the exchange rate between USD and GBP. During the three months ended June 30, 2019, we generated $509.8 million of revenue, or 64.6% of our total revenue, from our U.S. Facilities and $279.5 million of revenue, or 35.4% of our total revenue, from our U.K. Facilities. During the three months ended June 30, 2018, we generated $481.5 million of revenue, or 62.9% of our total revenue, from our U.S. Facilities and $284.3 million of revenue, or 37.1% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $30.6 million, or 6.6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, resulting from same facility growth in patient days of 3.3% and an increase in same facility revenue per day of 3.2%. Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, resulted from the addition of beds to our existing facilities and ongoing demand for our services. U.K. same facility revenue increased by $9.6 million, or 3.9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, resulting from an increase in same facility revenue per day of 4.1% offset by a decline in same facility patient days of 0.2%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $430.2 million for the three months ended June 30, 2019 compared to $416.7 million for the three months ended June 30, 2018, an increase of $13.5 million. SWB expense included $4.2 million and $7.1 million of equity-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $426.0 million, or 54.0% of revenue, for the three months ended June 30, 2019, compared to $409.6 million, or 53.5% of revenue, for the three months ended June 30, 2018. Same facility SWB expense was $381.5 million for the three months ended June 30, 2019, or 50.9% of revenue, compared to $359.1 million for the three months ended June 30, 2018, or 50.7% of revenue.

Professional fees. Professional fees were $58.4 million for the three months ended June 30, 2019, or 7.4% of revenue, compared to $53.5 million for the three months ended June 30, 2018, or 7.0% of revenue. The $4.9 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Contract labor costs in our U.K. Facilities were higher primarily due to the ongoing nursing and clinical labor shortage and our dependence on higher cost agency labor. Same facility professional fees were $50.5 million for the three months ended June 30, 2019, or 6.7% of revenue, compared to $44.6 million, for the three months ended June 30, 2018, or 6.3% of revenue.

Supplies. Supplies expense was $30.9 million for the three months ended June 30, 2019, or 3.9% of revenue, compared to $30.1 million for the three months ended June 30, 2018, or 3.9% of revenue. Same facility supplies expense was $28.5 million for the three months ended June 30, 2019, or 3.8% of revenue, compared to $27.3 million for the three months ended June 30, 2018, or 3.9% of revenue.

Rents and leases. Rents and leases were $20.4 million for the three months ended June 30, 2019, or 2.6% of revenue compared to $20.2 million for the three months ended June 30, 2018, or 2.6% of revenue. Same facility rents and leases were $16.4 million for the three months ended June 30, 2019, or 2.2% of revenue, compared to $15.6 million for the three months ended June 30, 2018, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $94.7 million for the three months ended June 30, 2019, or 12.0% of revenue, compared to $87.3 million for the three months ended June 30, 2018, or 11.4% of revenue. Same facility other operating expenses were $87.3 million for the three months ended June 30, 2019, or 11.7% of revenue, compared to $79.0 million for the three months ended June 30, 2018, or 11.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $41.1 million for the three months ended June 30, 2019, or 5.2% of revenue, compared to $39.9 million for the three months ended June 30, 2018, or 5.2% of revenue.

Interest expense. Interest expense was $48.6 million for the three months ended June 30, 2019 compared to $45.8 million for the three months ended June 30, 2018. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt.

Transaction-related expenses. Transaction-related expenses were $5.2 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018. Transaction-related expenses primarily relate to termination, restructuring, strategic review and other acquisition-related costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended June 30,
	2019	2018
Termination, restructuring and strategic review costs	$4,792	$2,009
Legal, accounting and other acquisition-related costs	420	878
	$5,212	$2,887

Provision for income taxes. For the three months ended June 30, 2019, the provision for income taxes was $11.6 million, reflecting an effective tax rate of 19.4%, compared to $10.4 million, reflecting an effective tax rate of 15.0%, for the three months ended June 30, 2018. The increase in the effective tax rate for the three months ended June 30, 2019 was primarily attributable to an income tax uncertainty recorded during the three months ended June 30, 2019 related to the deductibility of equity-based compensation.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenue. Revenue increased $42.0 million, or 2.8%, to $1.5 billion for the six months ended June 30, 2019 from $1.5 billion for the six months ended June 30, 2018 resulting from same facility revenue growth of 5.7% offset by $33.7 million as a result of the decrease in the exchange rate between USD and GBP. During the six months ended June 30, 2019, we generated $997.8 million of revenue, or 64.4% of our total revenue, from our U.S. Facilities and $552.2 million of revenue, or 35.6% of our total revenue, from our U.K. Facilities. During the six months ended June 30, 2018, we generated $943.9 million of revenue, or 62.6% of our total revenue, from our U.S. Facilities and $564.1 million of revenue, or 37.4% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $58.0 million, or 6.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, resulting from same facility growth in patient days of 3.8% and an increase in same facility revenue per day of 2.4%. Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, resulted from the addition of beds to our existing facilities and ongoing demand for our services. U.K. same facility revenue increased by $20.8 million, or 4.3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, resulting from same facility growth in patient days of 0.4% and an increase in same facility revenue per day of 3.9%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $859.8 million for the six months ended June 30, 2019 compared to $828.3 million for the six months ended June 30, 2018, an increase of $31.5 million. SWB expense included $10.3 million and $14.0 million of equity-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $849.5 million, or 54.8% of revenue, for the six months ended June 30, 2019, compared to $814.2 million, or 54.0% of revenue, for the six months ended June 30, 2018. Same facility SWB expense was $760.7 million for the six months ended June 30, 2019, or 51.7% of revenue, compared to $711.8 million for the six months ended June 30, 2018, or 51.1% of revenue.

Professional fees. Professional fees were $115.4 million for the six months ended June 30, 2019, or 7.4% of revenue, compared to $107.5 million for the six months ended June 30, 2018, or 7.1% of revenue. The $7.9 million increase was primarily attributable to higher contract labor costs in our U.K. Facilities. Contract labor costs in our U.K. Facilities were higher primarily due to the ongoing nursing and clinical labor shortage and our dependence on higher cost agency labor. Same facility professional fees were $99.7 million for the six months ended June 30, 2019, or 6.8% of revenue, compared to $88.9 million, for the six months ended June 30, 2018, or 6.4% of revenue.

Supplies. Supplies expense was $60.9 million for the six months ended June 30, 2019, or 3.9% of revenue, compared to $59.5 million for the six months ended June 30, 2018, or 3.9% of revenue. Same facility supplies expense was $56.4 million for the six months ended June 30, 2019, or 3.8% of revenue, compared to $53.9 million for the six months ended June 30, 2018, or 3.9% of revenue.

Rents and leases. Rents and leases were $40.7 million for the six months ended June 30, 2019, or 2.6% of revenue, compared to $40.5 million for the six months ended June 30, 2018, or 2.7% of revenue. Same facility rents and leases were $32.8 million for the six months ended June 30, 2019, or 2.2% of revenue, compared to $31.2 million for the six months ended June 30, 2018, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $188.5 million for the six months ended June 30, 2019, or 12.2% of revenue, compared to $175.5 million for the six months ended June 30, 2018, or 11.6% of revenue. Same facility other operating expenses were $173.9 million for the six months ended June 30, 2019, or 11.8% of revenue, compared to $159.2 million for the six months ended June 30, 2018, or 11.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $81.7 million for the six months ended June 30, 2019, or 5.3% of revenue, compared to $79.7 million for the six months ended June 30, 2018, or 5.3% of revenue.

Interest expense. Interest expense was $96.7 million for the six months ended June 30, 2019 compared to $91.1 million for the six months ended June 30, 2018. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt slightly offset by the lower interest rates as a result of the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the six months ended June 30, 2018 represent $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Transaction-related expenses. Transaction-related expenses were $9.5 million for the six months ended June 30, 2019 compared to $7.7 million for the six months ended June 30, 2018. Transaction-related expenses primarily relate to termination, restructuring, strategic review and other acquisition-related costs incurred in the respective periods, as summarized below (in thousands):

	Six Months Ended June 30,
	2019	2018
Termination, restructuring and strategic review costs	$8,317	$5,401
Legal, accounting and other acquisition-related costs	1,216	2,254
	$9,533	$7,655

Provision for income taxes. For the six months ended June 30, 2019, the provision for income taxes was $19.0 million, reflecting an effective tax rate of 19.6%, compared to the provision for income taxes of $7.6 million, reflecting an effective tax rate of 6.5%, for the six months ended June 30, 2018. The increase in the effective tax rate for the six months ended June 30, 2019 was primarily attributable to an income tax uncertainty recorded during the three months ended June 30, 2019 related to the deductibility of equity-based compensation. The Company recorded a discrete benefit of $10.5 million during the six months ended June 30, 2018 related to the change in the provisional amount recorded at December 31, 2017 in connection with the Tax Act.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$146,917	28.8%	$147,279	30.6%	$286,344	28.7%	$284,898	30.2%
Medicare	73,505	14.4%	69,343	14.4%	146,121	14.6%	136,557	14.5%
Medicaid	255,070	50.0%	225,732	46.9%	494,261	49.5%	439,068	46.5%
Self-Pay	29,624	5.8%	33,379	6.9%	61,356	6.2%	70,286	7.4%
Other	4,697	1.0%	5,737	1.2%	9,691	1.0%	13,066	1.4%
Revenue	$509,813	100.0%	$481,470	100.0%	$997,773	100.0%	$943,875	100.0%

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$252,332	90.3%	$256,881	90.4%	$497,745	90.1%	$510,175	90.4%
Self-Pay	26,651	9.5%	27,272	9.6%	53,465	9.7%	52,340	9.3%
Other	566	0.2%	115	0.0%	996	0.2%	1,589	0.3%
Revenue	$279,549	100.0%	$284,268	100.0%	$552,206	100.0%	$564,104	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2019 and December 31, 2018:

June 30, 2019

	Current	30-90	90-150	>150	Total
Commercial	16.8%	6.6%	3.0%	5.3%	31.7%
Medicare	10.3%	1.5%	0.6%	1.0%	13.4%
Medicaid	23.9%	5.2%	3.5%	6.7%	39.3%
U.K. public funded sources	5.8%	1.1%	0.0%	0.0%	6.9%
Self-Pay	1.8%	1.6%	1.7%	2.8%	7.9%
Other	0.3%	0.2%	0.1%	0.2%	0.8%
Total	58.9%	16.2%	8.9%	16.0%	100.0%

December 31, 2018

	Current	30-90	90-150	>150	Total
Commercial	14.8%	6.3%	2.7%	5.3%	29.1%
Medicare	9.8%	1.8%	0.6%	0.9%	13.1%
Medicaid	22.4%	6.4%	3.4%	7.4%	39.6%
U.K. public funded sources	6.0%	2.4%	0.0%	0.0%	8.4%
Self-Pay	1.8%	1.7%	1.7%	3.2%	8.4%
Other	0.4%	0.3%	0.2%	0.5%	1.4%
Total	55.2%	18.9%	8.6%	17.3%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2019 was $128.7 million compared to $217.9 million for the six months ended June 30, 2018. The decrease in cash provided by continuing operating activities was primarily attributable to the decline in earnings in our U.K. Facilities, legal settlement payments and an increase in net cash paid for taxes. Days sales outstanding were 40 days at June 30, 2019 compared to 39 at December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, we had working capital of $40.8 million and $34.0 million, respectively.

Cash used in investing activities for the six months ended June 30, 2019 was $178.0 million compared to $173.7 million for the six months ended June 30, 2018. Cash used in investing activities for the six months ended June 30, 2019 primarily consisted of cash paid for acquisitions of $44.9 million, $139.1 million of cash paid for capital expenditures, $4.4 million of cash paid for real estate and offset by other of $10.5 million. Cash paid for capital expenditures for the six months ended June 30, 2019 consisted of $40.1 million of routine capital expenditures and $99.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.6% of revenue for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2018 primarily consisted of $161.6 million of cash paid for capital expenditures, $8.9 million of cash paid for real estate and other of $3.3 million. Cash paid for capital expenditures for the six months ended June 30, 2018 consisted of $32.8 million of cash paid for routine capital expenditures and $128.8 million of expansion capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2019 was $42.5 million compared to cash used in financing activities of $30.6 million for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019 consisted of borrowings on revolving credit facility of $76.6 million offset by principal payments of long-term debt of $16.5 million, principal payments on revolving credit facility of $11.6 million, common stock withheld for minimum statutory taxes of $1.6 million and other of $4.3 million. Cash used in financing activities for the six months ended June 30, 2018 primarily consisted of principal payments of long-term debt of $23.2 million, common stock withheld for minimum statutory taxes of $2.1 million and other of $5.2 million.

We had total available cash and cash equivalents of $43.5 million and $50.5 million at June 30, 2019 and December 31, 2018, respectively, of which approximately $13.3 million and $18.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

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

We had $422.4 million of availability under the revolving line of credit and had standby letters of credit outstanding of $12.6 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for September 30, 2019 to December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at June 30, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At June 30, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

The lenders who provided the Tranche B-3 Facility and Tranche B-4 Facility are not entitled to benefit from our maintenance of the financial covenants under the Amended and Restated Credit Agreement. Accordingly, if we fail to maintain the financial covenants, such failure shall not constitute an event of default under the Amended and Restated Credit Agreement with respect to the Tranche B-3 Facility or Tranche B-4 Facility until and unless the Amended and Restated Senior Credit Facility is accelerated or the commitment of the lenders to make further loans is terminated.

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

c)	The financial covenants include maintenance of the following:
•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;
•	the consolidated leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2019	6.25x	6.25x	6.25x	6.00x
2020	5.75x	5.75x	5.75x	5.50x
2021	5.25x	5.25x	5.00x	5.00x

•	the consolidated senior secured leverage ratio may not be greater than 3.50x as of the end of each fiscal quarter.

At June 30, 2019, we were in compliance with all of the above covenants.

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

We may redeem the Senior Notes at our option, in whole or part, at the dates and amounts set forth in the indentures.

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2019 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$211,780	$1,643,212	$2,015,874	$—	$3,870,866
Operating lease liabilities (b)	59,777	108,801	93,636	685,671	947,885
Finance lease liabilities	7,733	39,713	2,480	25,600	75,526
Total obligations and commitments	$279,290	$1,791,726	$2,111,990	$711,271	$4,894,277

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2019.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At June 30, 2019, we had standby letters of credit outstanding of $12.6 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2019 was composed of $1.5 billion of fixed-rate debt and $1.8 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.49% higher rate on our variable rate debt) would decrease our net income and cash flows by $7.4 million on an annual basis based upon our borrowing level at June 30, 2019.

 LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected. Management continues to evaluate new and existing contracts for the potential impact of the discontinuation of LIBOR.

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $7.2 million on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated and ordered stayed pending a ruling on the motion to dismiss that was filed in the St. Clair County v. Acadia Healthcare case described above. At this time, we are not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

During the second quarter of 2019, we reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our comprehensive treatment centers in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. We paid the government $17.0 million during the three months ended June 30, 2019 and entered into a corporate integrity agreement with the Office of Inspector General imposing customary compliance obligations on our subsidiary, CRC Health.

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

During the three months ended June 30, 2019, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	59	$32.37	—	—
May 1 – May 31	5,455	32.44	—	—
June 1 – June 30	4,059	33.28	—	—
Total	9,573

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
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

Dated: July 31, 2019