Form 10-Q
period 2019-09-30
Acadia Healthcare Company, Inc.
filed 2019-11-06
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At November 6, 2019, there were 88,569,587 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$92,900	$50,510
Accounts receivable, net	350,225	318,087
Other current assets	93,788	81,820
Total current assets	536,913	450,417
Property and equipment, net	3,131,419	3,107,766
Goodwill	2,424,241	2,396,412
Intangible assets, net	89,028	88,990
Deferred tax assets	3,371	3,468
Derivative instrument assets	—	60,524
Operating lease right-of-use assets	479,881	—
Other assets	63,272	64,927
Total assets	$6,728,125	$6,172,504

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$41,287	$34,112
Accounts payable	131,472	117,740
Accrued salaries and benefits	117,683	113,299
Current portion of operating lease liabilities	28,010	—
Other accrued liabilities	139,754	151,226
Total current liabilities	458,206	416,377
Long-term debt	3,133,635	3,159,375
Deferred tax liabilities	63,154	80,372
Operating lease liabilities	478,894	—
Derivative instrument liabilites	15,896	—
Other liabilities	125,285	154,267
Total liabilities	4,275,070	3,810,391
Redeemable noncontrolling interests	32,364	28,806
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,655,556 and 87,444,473 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	877	874
Additional paid-in capital	2,554,808	2,541,987
Accumulated other comprehensive loss	(507,994)	(462,377)
Retained earnings	373,000	252,823
Total equity	2,420,691	2,333,307
Total liabilities and equity	$6,728,125	$6,172,504

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenue	$777,251	$760,916	$2,327,230	$2,268,895
Salaries, wages and benefits (including equity-based compensation expense of $4,039, $5,225, $14,322 and $19,273, respectively)	428,601	417,917	1,288,399	1,246,186
Professional fees	62,152	59,509	177,588	166,988
Supplies	30,790	29,461	91,661	88,958
Rents and leases	20,134	19,866	60,860	60,390
Other operating expenses	92,975	90,464	281,517	265,977
Depreciation and amortization	40,620	39,659	122,277	119,360
Interest expense, net	46,644	46,651	143,384	137,706
Debt extinguishment costs	—	—	—	940
Transaction-related expenses	5,775	2,353	15,308	10,008
Total expenses	727,691	705,880	2,180,994	2,096,513
Income before income taxes	49,560	55,036	146,236	172,382
Provision for income taxes	6,837	8,757	25,801	16,339
Net income	42,723	46,279	120,435	156,043
Net income attributable to noncontrolling interests	(157)	(47)	(258)	(156)
Net income attributable to Acadia Healthcare Company, Inc.	$42,566	$46,232	$120,177	$155,887
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.49	$0.53	$1.37	$1.79
Diluted	$0.48	$0.53	$1.37	$1.78
Weighted-average shares outstanding:
Basic	87,649	87,344	87,591	87,233
Diluted	87,859	87,537	87,805	87,386

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$42,723	$46,279	$120,435	$156,043
Other comprehensive loss:
Foreign currency translation loss	(59,975)	(31,959)	(66,112)	(82,778)
Gain on derivative instruments, net of tax of $5.0 million, $2.4 million, $10.7 million and $5.6 million, respectively	11,598	7,380	20,495	16,434
Other comprehensive loss	(48,377)	(24,579)	(45,617)	(66,344)
Comprehensive (loss) income	(5,654)	21,700	74,818	89,699
Comprehensive income attributable to noncontrolling interests	(157)	(47)	(258)	(156)
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(5,811)	$21,653	$74,560	$89,543

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2017	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	228	2	94	—	—	96
Common stock withheld for minimum statutory taxes	—	—	(2,126)	—	—	(2,126)
Equity-based compensation expense	—	—	6,919	—	—	6,919
Other comprehensive income	—	—	—	72,727	—	72,727
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	50,819	50,819
Balance at March 31, 2018	87,288	873	2,522,745	(301,391)	479,392	2,701,619
Common stock issued under stock incentive plans	42	—	128	—	—	128
Common stock withheld for minimum statutory taxes	—	—	(232)	—	—	(232)
Equity-based compensation expense	—	—	7,129	—	—	7,129
Other comprehensive loss	—	—	—	(114,492)	—	(114,492)
Other	—	—	313	—	—	313
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	58,836	58,836
Balance at June 30, 2018	87,330	873	2,530,083	(415,883)	538,228	2,653,301
Common stock issued under stock incentive plans	33	1	19	—	—	20
Common stock withheld for minimum statutory taxes	—	—	(158)	—	—	(158)
Equity-based compensation expense	—	—	5,225	—	—	5,225
Other comprehensive loss	—	—	—	(24,579)	—	(24,579)
Other	—	—	208	—	—	208
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	46,232	46,232
Balance at September 30, 2018	87,363	874	2,535,377	(440,462)	584,460	2,680,249
Common stock issued under stock incentive plans	81	—	130	—	—	130
Common stock withheld for minimum statutory taxes	—	—	(1,265)	—	—	(1,265)
Equity-based compensation expense	—	—	2,728	—	—	2,728
Other comprehensive loss	—	—	—	(21,915)	—	(21,915)
Other	—	—	5,017	—	—	5,017
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(331,637)	(331,637)
Balance at December 31, 2018	87,444	874	2,541,987	(462,377)	252,823	2,333,307
Common stock issued under stock incentive plans	149	2	291	—	—	293
Common stock withheld for minimum statutory taxes	—	—	(1,620)	—	—	(1,620)
Equity-based compensation expense	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	35,791	—	35,791
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	29,471	29,471
Balance at March 31, 2019	87,593	876	2,546,759	(426,586)	282,294	2,403,343
Common stock issued under stock incentive plans	52	—	68	—	—	68
Common stock withheld for minimum statutory taxes	—	—	(356)	—	—	(356)
Equity-based compensation expense	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	(33,031)	—	(33,031)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	48,140	48,140
Balance at June 30, 2019	87,645	876	2,550,653	(459,617)	330,434	2,422,346
Common stock issued under stock incentive plans	10	1	153	—	—	154
Common stock withheld for minimum statutory taxes	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	4,039	—	—	4,039
Other comprehensive loss	—	—	—	(48,377)	—	(48,377)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	42,566	42,566
Balance at September 30, 2019	87,655	$877	$2,554,808	$(507,994)	$373,000	$2,420,691

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating activities:
Net income	$120,435	$156,043
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	122,277	119,360
Amortization of debt issuance costs	8,926	7,763
Equity-based compensation expense	14,322	19,273
Deferred income taxes	5,150	(1,738)
Debt extinguishment costs	—	940
Other	4,444	3,025
Change in operating assets and liabilities:
Accounts receivable, net	(32,956)	(43,252)
Other current assets	(3,912)	3,021
Other assets	530	3,868
Accounts payable and other accrued liabilities	(35,610)	9,230
Accrued salaries and benefits	4,813	11,049
Other liabilities	5,110	149
Net cash provided by continuing operating activities	213,529	288,731
Net cash used in discontinued operating activities	—	(2,548)
Net cash provided by operating activities	213,529	286,183
Investing activities:
Cash paid for acquisitions, net of cash acquired	(44,900)	—
Cash paid for capital expenditures	(202,722)	(249,989)
Cash paid for real estate acquisitions	(6,976)	(9,391)
Settlement of foreign currency derivatives	105,008	—
Other	12,398	(3,114)
Net cash used in investing activities	(137,192)	(262,494)
Financing activities:
Borrowings on revolving credit facility	76,573	—
Principal payments on revolving credit facility	(76,573)	—
Principal payments on long-term debt	(24,738)	(31,492)
Common stock withheld for minimum statutory taxes, net	(1,498)	(2,272)
Other	(5,923)	(6,973)
Net cash used in financing activities	(32,159)	(40,737)
Effect of exchange rate changes on cash	(1,788)	(1,314)
Net increase (decrease) in cash and cash equivalents	42,390	(18,362)
Cash and cash equivalents at beginning of the period	50,510	67,290
Cash and cash equivalents at end of the period	$92,900	$48,928
Effect of acquisitions:
Assets acquired, excluding cash	48,594	—
Liabilities assumed	(3,694)	—
Cash paid for acquisitions, net of cash acquired	$44,900	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At September 30, 2019, the Company operated 589 behavioral healthcare facilities with approximately 18,000 beds in 40 states, the U.K. and Puerto Rico.

During the nine months ended September 30, 2019, the Company commenced a review of strategic alternatives including those related to its U.K. operations and a potential sale of such operations. The likelihood and form of strategic alternative that the Company may pursue for its U.K. operations remains uncertain.

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Acute inpatient psychiatric facilities	$233,141	$208,885	$678,866	$608,311
Specialty treatment facilities	201,169	198,107	595,473	575,536
Residential treatment centers	69,681	72,351	216,989	218,041
Outpatient community-based facilities	5,392	9,283	15,828	30,613
Revenue	$509,383	$488,626	$1,507,156	$1,432,501

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three and nine months ended September 30, 2019 and 2018 was not significant.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$140,315	27.5%	$146,439	30.0%	$426,659	28.3%	$431,337	30.1%
Medicare	76,906	15.1%	73,528	15.0%	223,027	14.8%	210,307	14.7%
Medicaid	256,370	50.3%	229,390	46.9%	750,631	49.8%	668,236	46.6%
Self-Pay	30,626	6.0%	33,559	6.9%	91,982	6.1%	103,845	7.3%
Other	5,166	1.1%	5,710	1.2%	14,857	1.0%	18,776	1.3%
Revenue	$509,383	100.0%	$488,626	100.0%	$1,507,156	100.0%	$1,432,501	100.0%

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Healthcare facilities	$148,138	$150,589	$455,399	$464,098
Education and Children’s Services	43,388	45,795	135,652	141,945
Adult Care facilities	76,342	75,906	229,023	230,351
Revenue	$267,868	$272,290	$820,074	$836,394

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

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$242,747	90.6%	$245,919	90.3%	$740,492	90.3%	$756,094	90.4%
Self-Pay	24,430	9.1%	26,159	9.6%	77,895	9.5%	78,499	9.4%
Other	691	0.3%	212	0.1%	1,687	0.2%	1,801	0.2%
Revenue	$267,868	100.0%	$272,290	100.0%	$820,074	100.0%	$836,394	100.0%

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

Balance at December 31, 2018	$31,239
Payments received	128,866
Revenue recognized	(124,067)
Foreign currency translation loss	(1,791)
Balance at September 30, 2019	$34,247

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$42,566	$46,232	$120,177	$155,887
Denominator:
Weighted average shares outstanding for basic earnings per share	87,649	87,344	87,591	87,233
Effect of dilutive instruments	210	193	214	153
Shares used in computing diluted earnings per common share	87,859	87,537	87,805	87,386
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.49	$0.53	$1.37	$1.79
Diluted	$0.48	$0.53	$1.37	$1.78

Approximately 1.9 million and 1.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive. Approximately 2.4 million and 1.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

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

Transaction-related expenses

Transaction-related expenses primarily relate to termination, restructuring, strategic review and other acquisition-related costs. Transaction-related expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Termination, restructuring and strategic review costs	$5,541	$1,443	$13,858	$6,844
Legal, accounting and other acquisition-related costs	234	910	1,450	3,164
	$5,775	$2,353	$15,308	$10,008

6.	Property and Equipment

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$437,214	$430,771
Building and improvements	2,555,105	2,423,594
Equipment	462,865	444,538
Construction in progress	231,581	294,848
	3,686,765	3,593,751
Less: accumulated depreciation	(555,346)	(485,985)
Property and equipment, net	$3,131,419	$3,107,766

During the first quarter of 2019, the Company closed a 168-bed residential treatment center in Albuquerque, New Mexico. The Company is currently evaluating options for the future use of this property. During the third quarter of 2019, the Company closed a 108-bed residential treatment center in Butte, Montana, which was recorded as assets held for sale within other assets on the condensed consolidated balance sheets at September 30, 2019. The Company has recorded assets held for sale of $22.9 million and $17.0 million at September 30, 2019 and December 31, 2018, respectively.

7.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,131	1,147	(1,131)	(1,147)
	3,231	3,247	(3,231)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,586	12,343	—	—
Trade names	59,412	60,109	—	—
Certificates of need	17,030	16,538	—	—
	89,028	88,990	—	—
Total	$92,259	$92,237	$(3,231)	$(3,247)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

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

On January 1, 2019, the Company recorded right-of-use assets and lease liabilities on the condensed consolidated balance sheet of $500.3 million and $526.6 million, respectively, for non-cancelable real estate operating leases with original lease terms in excess of one year. Finance leases remained on the condensed consolidated balance sheets as required by previous accounting guidance. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

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

Lease Position

At September 30, 2019, the Company recorded the following on the condensed consolidated balance sheet (in thousands):

Right-of-Use Assets	Balance Sheet Classification	September 30, 2019
Finance lease right-of-use assets	Property and equipment, net	$44,326
Operating lease right-of-use assets	Operating lease right-of-use assets	479,881
Total		$524,207

Lease Liabilities	Balance Sheet Classification	September 30, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$6,684
Operating lease liabilities	Current portion of operating lease liabilities	28,010
Noncurrent:
Finance lease liabilities	Other liabilities	43,776
Operating lease liabilities	Operating lease liabilities	478,894
Total		$557,364

Weighted-average remaining lease terms and discount rates at September 30, 2019 were as follows:

Weighted-average remaining lease term (in years):
Finance	7.1
Operating	19.4

Weighted-average discount rate:
Finance	6.4%
Operating	6.3%

Lease Costs

The Company recorded the following lease costs for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease costs:
Depreciation of leased assets	1,036	3,295
Interest of lease liabilities	977	2,973
Total finance lease costs	$2,013	$6,268

Operating lease costs	15,873	48,639
Variable lease costs	1,229	3,159
Short term lease costs	1,378	4,308
Other lease costs	1,654	4,754
Total rents and leases	$20,134	$60,860

Total lease costs	$22,147	$67,128

Other

Undiscounted cash flows for finance and operating leases recorded on the condensed consolidated balance sheet were as follows at September 30, 2019 (in thousands):

	Finance Leases	Operating Leases
For the three months ending December 31, 2019	$1,926	$15,052
2020	7,071	58,702
2021	35,262	55,092
2022	2,386	50,379
2023	1,194	46,893
Thereafter	26,094	691,763
Total minimum lease payments	73,933	917,881
Less: amount of lease payments representing interest	23,473	410,977
Present value of future minimum lease payments	50,460	506,904
Less: Current portion of lease liabilities	6,684	28,010
Noncurrent lease liabilities	$43,776	$478,894

Supplemental data for the nine months ended September 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$45,576
Operating cash flows for finance leases	$2,973
Financing cash flows for finance leases	$2,701

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,623
Finance leases	$2,457

9.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loans	$351,500	$365,750
Senior Secured Term B Loans	1,362,424	1,372,912
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
Other long-term debt	5,110	5,953
Less: unamortized debt issuance costs, discount and premium	(34,112)	(41,128)
	3,174,922	3,193,487
Less: current portion	(41,287)	(34,112)
Long-term debt	$3,133,635	$3,159,375

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

The Company had $485.1 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.9 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and

(iii) the Eurodollar Rate plus 1.00%. At September 30, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At September 30, 2019, the Company was in compliance with such covenants.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2019, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,784,810 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $4.0 million and $5.2 million in equity-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $14.3 million and $19.3 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $41.1 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

At September 30, 2019, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.3 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $4.1 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2018 and 2019 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	974,566	$47.89	7.46	$3,802
Options granted	374,700	37.54	9.21	246
Options exercised	(20,989)	17.83	N/A	383
Options cancelled	(128,737)	50.83	N/A	N/A
Options outstanding at December 31, 2018	1,199,540	44.64	7.26	2,717
Options granted	605,200	28.50	9.47	1,213
Options exercised	(48,621)	21.14	N/A	496
Options cancelled	(322,589)	41.29	N/A	N/A
Options outstanding at September 30, 2019	1,433,530	$39.35	7.81	$1,731
Options exercisable at December 31, 2018	534,164	$44.98	5.73	$2,386
Options exercisable at September 30, 2019	529,639	$47.97	6.02	$658

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2019 and year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Weighted average grant-date fair value of options	$17.59	$13.67
Risk-free interest rate	2.4%	2.2%
Expected volatility	38%	37%
Expected life (in years)	5.0	5.1

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

Other Stock-Based Awards

Restricted stock activity during 2018 and 2019 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	809,868	$50.19
Granted	480,137	36.84
Cancelled	(88,989)	47.57
Vested	(395,959)	50.41
Unvested at December 31, 2018	805,057	$42.40
Granted	700,937	28.77
Cancelled	(353,646)	33.32
Vested	(250,392)	47.16
Unvested at September 30, 2019	901,956	$34.05

Restricted stock unit activity during 2018 and 2019 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at December 31, 2018	484,111	$44.52
Granted	234,408	34.54
Cancelled	(267,161)	45.20
Vested	—	—
Unvested at September 30, 2019	451,358	$38.94

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

The provision for income taxes for the three months ended September 30, 2019 and 2018 reflects effective tax rates of 13.8% and 15.9%, respectively. The decrease in the effective rate for the three months ended September 30, 2019 was primarily attributable to the release of an income tax uncertainty reserve related to the deductibility of equity-based compensation and the taxable gain on the foreign currency derivatives settlement in August 2019, which allowed the Company to deduct more interest.

The provision for income taxes for the nine months ended September 30, 2019 and 2018 reflects effective tax rates of 17.6% and 9.5%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 was primarily attributable to a discrete benefit of $10.5 million recorded during the nine months ended September 30, 2018 related to a change in the provisional amount recorded at December 31, 2017 in connection with the Tax Cuts and Jobs Act (the “Tax Act”).
12.	Derivatives

The Company entered into foreign currency forward contracts during the three and nine months ended September 30, 2019 and 2018 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

In May 2016, the Company entered into multiple cross currency swap agreements with an aggregate notional amounts of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereafter, to fixed-rate GBP-denominated debt of £449.3 million. In August 2019, the Company terminated its existing net investment cross currency swap derivatives of $105.0 million. Cash received from the termination of the cross currency swap derivatives is included in investing activities in the condensed consolidated statement of cash flows. The related gain from this termination is included in accumulated other comprehensive loss in accordance with ASC 815-30-40-1.

In August 2019, the Company also entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £538.1 million. During the term of the swap agreements, the Company will receive semi-annual interest payments in USD from the counterparties at fixed interest rates, and the Company will make semi-annual interest payments in GBP to the counterparties at fixed interest rates. The interest payments under the cross-currency swap agreements result in £25.4 million of annual cash flows from the Company’s U.K. business being converted to $35.8 million.

The Company has designated the cross currency swap agreements and forward contracts entered into during 2018 and the nine months ended September 30, 2019 as qualifying hedging instruments and is accounting for these derivatives as net investment hedges. The fair values of these derivatives at September 30, 2019 and December 31, 2018 of $(15.9) million and $60.5 million, respectively, are recorded as derivative instrument liabilities and assets, respectively, on the condensed consolidated balance sheets. During the three months ended September 30, 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense on the condensed consolidated statements of income. Gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

13.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, other long-term debt and derivative instruments at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Amended and Restated Senior Credit Facility	$1,694,623	$1,715,338	$1,694,623	$1,715,338
6.125% Senior Notes due 2021	$149,101	$148,657	$149,287	$147,542
5.125% Senior Notes due 2022	$297,554	$296,946	$299,786	$283,583
5.625% Senior Notes due 2023	$644,393	$643,289	$656,475	$609,516
6.500% Senior Notes due 2024	$384,141	$383,304	$399,507	$369,888
Other long-term debt	$5,110	$5,953	$5,110	$5,953
Derivative instrument (liabilities) assets	$(15,896)	$60,524	$(15,896)	$60,524

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2019, the Company operated five facilities through non-wholly owned subsidiaries and owns between 60% and 85% of the equity interests, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2018	$28,806
Acquisition of redeemable noncontrolling interests	3,300
Net income attributable to noncontrolling interests	258
Balance at September 30, 2019	$32,364

16.	Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$28,495	$30,802
Other receivables	17,485	19,205
Cost report receivable	12,485	10,340
Notes receivable	11,875	—
Workers’ compensation deposits – current portion	10,000	10,000
Income taxes receivable	5,001	2,380
Inventory	4,337	5,055
Insurance receivable – current portion	2,049	2,049
Other	2,061	1,989
Other current assets	$93,788	$81,820

17.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued expenses	$47,067	$44,938
Unearned income	35,278	32,154
Income taxes payable	25,318	3,041
Accrued interest	11,134	32,838
Finance lease liabilities	6,684	445
Accrued property taxes	6,537	4,136
Insurance liability – current portion	4,956	4,956
Accrued legal settlements	—	22,076
Other	2,780	6,642
Other accrued liabilities	$139,754	$151,226

18.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At September 30, 2019, the U.S. Facilities segment included 224 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 365 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
U.S. Facilities	$509,383	$488,626	$1,507,156	$1,432,501
U.K. Facilities	267,868	272,290	820,074	836,394
Corporate and Other	—	—	—	—
	$777,251	$760,916	$2,327,230	$2,268,895
Segment EBITDA (1):
U.S. Facilities	$127,087	$128,537	$381,491	$375,663
U.K. Facilities	40,726	40,735	126,617	146,081
Corporate and Other	(21,175)	(20,348)	(66,581)	(62,075)
	$146,638	$148,924	$441,527	$459,669

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment EBITDA (1)	$146,638	$148,924	$441,527	$459,669
Less:
Equity-based compensation expense	(4,039)	(5,225)	(14,322)	(19,273)
Transaction-related expenses	(5,775)	(2,353)	(15,308)	(10,008)
Debt extinguishment costs	—	—	—	(940)
Interest expense, net	(46,644)	(46,651)	(143,384)	(137,706)
Depreciation and amortization	(40,620)	(39,659)	(122,277)	(119,360)
Income before income taxes	$49,560	$55,036	$146,236	$172,382

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2019	$2,044,837	$351,575	$—	$2,396,412
Increase from 2019 acquisitions	36,567	—	—	36,567
Increase from contribution of redeemable noncontrolling interests	3,300	—	—	3,300
Foreign currency translation loss	—	(12,038)	—	(12,038)
Balance at September 30, 2019	$2,084,704	$339,537	$—	$2,424,241

	September 30, 2019	December 31, 2018
Assets (2):
U.S. Facilities	$4,032,623	$3,779,040
U.K. Facilities	2,472,274	2,175,809
Corporate and Other	223,228	217,655
	$6,728,125	$6,172,504

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

(2)

Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.6 billion and corporate and other of $57.2 million at September 30, 2019. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $44.9 million at December 31, 2018.

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2018	$(504,528)	$43,966	$(1,815)	$(462,377)
Foreign currency translation (loss) gain	(66,174)	—	62	(66,112)
Gain on derivative instruments, net of tax of $10.7 million	—	20,495	—	20,495
Balance at September 30, 2019	$(570,702)	$64,461	$(1,753)	$(507,994)

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

September 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$63,066	$29,834	$—	$92,900
Accounts receivable, net	—	282,407	67,818	—	350,225
Other current assets	—	78,992	14,796	—	93,788
Total current assets	—	424,465	112,448	—	536,913
Property and equipment, net	—	1,313,560	1,817,859	—	3,131,419
Goodwill	—	1,991,944	432,297	—	2,424,241
Intangible assets, net	—	58,410	30,618	—	89,028
Deferred tax assets	1,999	—	3,371	(1,999)	3,371
Investment in subsidiaries	5,369,355	—	—	(5,369,355)	—
Operating lease right-of-use assets	—	99,517	380,364	—	479,881
Other assets	251,289	55,571	4,681	(248,269)	63,272
Total assets	$5,622,643	$3,943,467	$2,781,638	$(5,619,623)	$6,728,125

Current liabilities:
Current portion of long-term debt	$41,287	$—	$—	$—	$41,287
Accounts payable	—	93,817	37,655	—	131,472
Accrued salaries and benefits	—	87,206	30,477	—	117,683
Current portion of operating lease liabilities	—	17,595	10,415	—	28,010
Other accrued liabilities	11,134	48,150	80,470	—	139,754
Total current liabilities	52,421	246,768	159,017	—	458,206
Long-term debt	3,133,635	—	248,269	(248,269)	3,133,635
Deferred tax liabilities	—	17,419	47,734	(1,999)	63,154
Operating lease liabilities	—	87,700	391,194	—	478,894
Derivative instrument liabilities	15,896	—	—	—	15,896
Other liabilities	—	110,037	15,248	—	125,285
Total liabilities	3,201,952	461,924	861,462	(250,268)	4,275,070
Redeemable noncontrolling interests	—	—	32,364	—	32,364
Total equity	2,420,691	3,481,543	1,887,812	(5,369,355)	2,420,691
Total liabilities and equity	$5,622,643	$3,943,467	$2,781,638	$(5,619,623)	$6,728,125

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$476,722	$300,529	$—	$777,251
Salaries, wages and benefits	4,039	258,166	166,396	—	428,601
Professional fees	—	27,955	34,197	—	62,152
Supplies	—	20,291	10,499	—	30,790
Rents and leases	—	8,771	11,363	—	20,134
Other operating expenses	—	60,730	32,245	—	92,975
Depreciation and amortization	—	20,588	20,032	—	40,620
Interest expense, net	19,109	22,876	4,659	—	46,644
Transaction-related expenses	—	4,326	1,449	—	5,775
Total expenses	23,148	423,703	280,840	—	727,691
(Loss) income before income taxes	(23,148)	53,019	19,689	—	49,560
Equity in earnings of subsidiaries	60,296	—	—	(60,296)	—
(Benefit from) provision for income taxes	(5,575)	15,273	(2,861)	—	6,837
Net income (loss)	42,723	37,746	22,550	(60,296)	42,723
Net income attributable to noncontrolling interests	—	—	(157)	—	(157)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$42,723	$37,746	$22,393	$(60,296)	$42,566
Other comprehensive income:
Foreign currency translation loss	—	—	(59,975)	—	(59,975)
Gain on derivative instruments	11,598	—	—	—	11,598
Other comprehensive income (loss)	11,598	—	(59,975)	—	(48,377)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$54,321	$37,746	$(37,582)	$(60,296)	$(5,811)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$458,061	$302,855	$—	$760,916
Salaries, wages and benefits	5,225	245,599	167,093	—	417,917
Professional fees	—	24,152	35,357	—	59,509
Supplies	—	19,139	10,322	—	29,461
Rents and leases	—	8,294	11,572	—	19,866
Other operating expenses	—	57,495	32,969	—	90,464
Depreciation and amortization	—	18,857	20,802	—	39,659
Interest expense, net	17,225	22,768	6,658	—	46,651
Transaction-related expenses	—	702	1,651	—	2,353
Total expenses	22,450	397,006	286,424	—	705,880
(Loss) income before income taxes	(22,450)	61,055	16,431	—	55,036
Equity in earnings of subsidiaries	62,854	—	—	(62,854)	—
(Benefit from) provision for income taxes	(5,875)	11,666	2,966	—	8,757
Net income (loss)	46,279	49,389	13,465	(62,854)	46,279
Net income attributable to noncontrolling interests	—	—	(47)	—	(47)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$46,279	$49,389	$13,418	$(62,854)	$46,232
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(31,959)	—	(31,959)
Gain on derivative instruments	7,380	—	—	—	7,380
Other comprehensive income (loss)	7,380	—	(31,959)	—	(24,579)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$53,659	$49,389	$(18,541)	$(62,854)	$21,653

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$1,416,790	$910,440	$—	$2,327,230
Salaries, wages and benefits	14,322	767,764	506,313	—	1,288,399
Professional fees	—	79,663	97,925	—	177,588
Supplies	—	59,753	31,908	—	91,661
Rents and leases	—	25,890	34,970	—	60,860
Other operating expenses	—	181,639	99,878	—	281,517
Depreciation and amortization	—	60,210	62,067	—	122,277
Interest expense, net	58,825	69,380	15,179	—	143,384
Transaction-related expenses	—	12,122	3,186	—	15,308
Total expenses	73,147	1,256,421	851,426	—	2,180,994
(Loss) income before income taxes	(73,147)	160,369	59,014	—	146,236
Equity in earnings of subsidiaries	174,337	—	—	(174,337)	—
(Benefit from) provision for income taxes	(19,245)	57,636	(12,590)	—	25,801
Net income (loss)	120,435	102,733	71,604	(174,337)	120,435
Net gain attributable to noncontrolling interests	—	—	(258)	—	(258)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$120,435	$102,733	$71,346	$(174,337)	$120,177
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(66,112)	—	(66,112)
Gain on derivative instruments	20,495	—	—	—	20,495
Other comprehensive income (loss)	20,495	—	(66,112)	—	(45,617)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$140,930	$102,733	$5,234	$(174,337)	$74,560

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$1,347,468	$921,427	$—	2,268,895
Salaries, wages and benefits	19,273	724,650	502,263	—	1,246,186
Professional fees	—	73,100	93,888	—	166,988
Supplies	—	57,143	31,815	—	88,958
Rents and leases	—	24,844	35,546	—	60,390
Other operating expenses	—	168,923	97,054	—	265,977
Depreciation and amortization	—	55,640	63,720	—	119,360
Interest expense, net	47,307	69,954	20,445	—	137,706
Debt extinguishment costs	940	—	—	—	940
Transaction-related expenses	—	7,382	2,626	—	10,008
Total expenses	67,520	1,181,636	847,357	—	2,096,513
(Loss) income before income taxes	(67,520)	165,832	74,070	—	172,382
Equity in earnings of subsidiaries	206,204	—	—	(206,204)	—
(Benefit from) provision for income taxes	(17,359)	22,985	10,713	—	16,339
Net income (loss)	156,043	142,847	63,357	(206,204)	156,043
Net income attributable to noncontrolling interests	—	—	(156)	—	(156)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$156,043	$142,847	$63,201	$(206,204)	$155,887
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(82,778)	—	(82,778)
Gain on derivative instruments	16,434	—	—	—	16,434
Other comprehensive income (loss)	16,434	—	(82,778)	—	(66,344)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$172,477	$142,847	$(19,577)	$(206,204)	$89,543

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$120,435	$102,733	$71,604	$(174,337)	$120,435
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(174,337)	—	—	174,337	—
Depreciation and amortization	—	60,210	62,067	—	122,277
Amortization of debt issuance costs	8,926	—	—	—	8,926
Equity-based compensation expense	14,322	—	—	—	14,322
Deferred income taxes	(158)	4,517	791	—	5,150
Other	2,606	1,643	195	—	4,444
Change in operating assets and liabilities:
Accounts receivable, net	—	(28,918)	(4,038)	—	(32,956)
Other current assets	—	(2,845)	(1,067)	—	(3,912)
Other assets	3,847	(1,136)	1,666	(3,847)	530
Accounts payable and other accrued liabilities	—	(29,543)	(6,067)	—	(35,610)
Accrued salaries and benefits	—	2,008	2,805	—	4,813
Other liabilities	—	16,058	(10,948)	—	5,110
Net cash (used in) provided by operating activities	(24,359)	124,727	117,008	(3,847)	213,529
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(44,900)	—	—	(44,900)
Cash paid for capital expenditures	—	(135,242)	(67,480)	—	(202,722)
Cash paid for real estate acquisitions	—	(6,976)	—	—	(6,976)
Settlement of foreign currency derivatives	105,008	—	—	—	105,008
Other	—	7,615	4,783	—	12,398
Net cash provided by (used in) investing activities	105,008	(179,503)	(62,697)	—	(137,192)
Financing activities:
Borrowings on revolving credit facility	76,573	—	—	—	76,573
Principal payments on revolving credit facility	(76,573)	—	—	—	(76,573)
Principal payments on long-term debt	(24,738)	—	(3,847)	3,847	(24,738)
Common stock withheld for minimum statutory taxes, net	(1,498)	—	—	—	(1,498)
Other	(2,375)	(1,580)	(1,968)	—	(5,923)
Cash (used in) provided by intercompany activity	(52,038)	86,951	(34,913)	—	—
Net cash (used in) provided by in financing activities	(80,649)	85,371	(40,728)	3,847	(32,159)
Effect of exchange rate changes on cash	—	—	(1,788)	—	(1,788)
Net increase in cash and cash equivalents	—	30,595	11,795	—	42,390
Cash and cash equivalents at beginning of the period	—	32,471	18,039	—	50,510
Cash and cash equivalents at end of the period	$—	$63,066	$29,834	$—	$92,900

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$156,043	$142,847	$63,357	$(206,204)	$156,043
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(206,204)	—	—	206,204	—
Depreciation and amortization	—	55,640	63,720	—	119,360
Amortization of debt issuance costs	8,065	—	(302)	—	7,763
Equity-based compensation expense	19,273	—	—	—	19,273
Deferred income taxes	74	(2,398)	586	—	(1,738)
Debt extinguishment costs	940	—	—	—	940
Other	1,948	1,219	(142)	—	3,025
Change in operating assets and liabilities:
Accounts receivable, net	—	(39,644)	(3,608)	—	(43,252)
Other current assets	—	7,898	(4,877)	—	3,021
Other assets	4,596	3,763	105	(4,596)	3,868
Accounts payable and other accrued liabilities	—	7,835	1,395	—	9,230
Accrued salaries and benefits	—	11,100	(51)	—	11,049
Other liabilities	—	4,548	(4,399)	—	149
Net cash (used in) provided by continuing operating activities	(15,265)	192,808	115,784	(4,596)	288,731
Net cash used in discontinued operating activities	—	(2,548)	—	—	(2,548)
Net cash (used in) provided by operating activities	(15,265)	190,260	115,784	(4,596)	286,183
Investing activities:
Cash paid for capital expenditures	—	(149,402)	(100,587)	—	(249,989)
Cash paid for real estate acquisitions	—	(9,391)	—	—	(9,391)
Other	—	(5,718)	2,604	—	(3,114)
Net cash used in investing activities	—	(164,511)	(97,983)	—	(262,494)
Financing activities:
Principal payments on long-term debt	(31,492)	(169)	(4,427)	4,596	(31,492)
Common stock withheld for minimum statutory taxes, net	(2,272)	—	—	—	(2,272)
Other	(1,742)	(2,885)	(2,346)	—	(6,973)
Cash provided by (used in) intercompany activity	50,771	(37,257)	(13,514)	—	—
Net cash provided by (used in) in financing activities	15,265	(40,311)	(20,287)	4,596	(40,737)
Effect of exchange rate changes on cash	—	—	(1,314)	—	(1,314)
Net decrease in cash and cash equivalents	—	(14,562)	(3,800)	—	(18,362)
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$32,298	$16,630	$—	$48,928

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to implement our business strategies in the U.S. and the U.K.;
•	our ability to successfully implement the strategic initiatives that we adopted following our review of our business in early 2019;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2019, we operated 589 behavioral healthcare facilities with approximately 18,000 beds in 40 states, the U.K. and Puerto Rico. During the nine months ended September 30, 2019, we acquired 11 facilities and added 414 beds (exclusive of acquisitions), including 254 added to existing facilities and 160 added through the opening of two de novo facilities. For the year ending December 31, 2019, we expect to add approximately 650 total beds exclusive of acquisitions.

We are the leading publicly traded pure-play provider of behavioral healthcare services, with operations in the U.S. and the U.K. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. through acquisitions, de novo facilities, joint ventures and bed additions in existing facilities.

During the nine months ended September 30, 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. The likelihood and form of strategic alternative that we may pursue for our U.K. operations remains uncertain.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$777,251	100.0%	$760,916	100.0%	$2,327,230	100.0%	$2,268,895	100.0%
Salaries, wages and benefits	428,601	55.1%	417,917	54.9%	1,288,399	55.4%	1,246,186	54.9%
Professional fees	62,152	8.0%	59,509	7.8%	177,588	7.6%	166,988	7.4%
Supplies	30,790	4.0%	29,461	3.9%	91,661	3.9%	88,958	3.9%
Rents and leases	20,134	2.6%	19,866	2.6%	60,860	2.6%	60,390	2.7%
Other operating expenses	92,975	12.0%	90,464	11.9%	281,517	12.1%	265,977	11.7%
Depreciation and amortization	40,620	5.2%	39,659	5.2%	122,277	5.3%	119,360	5.3%
Interest expense	46,644	6.0%	46,651	6.1%	143,384	6.2%	137,706	6.1%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	940	0.0%
Transaction-related expenses	5,775	0.7%	2,353	0.3%	15,308	0.7%	10,008	0.4%
Total expenses	727,691	93.6%	705,880	92.7%	2,180,994	93.8%	2,096,513	92.4%
Income before income taxes	49,560	6.4%	55,036	7.3%	146,236	6.2%	172,382	7.6%
Provision for income taxes	6,837	0.9%	8,757	1.2%	25,801	1.1%	16,339	0.7%
Net income	42,723	5.5%	46,279	6.1%	120,435	5.1%	156,043	6.9%
Net income attributable to noncontrolling interests	(157)	0.0%	(47)	0.0%	(258)	0.0%	(156)	0.0%
Net income attributable to Acadia Healthcare Company, Inc.	$42,566	5.5%	$46,232	6.1%	$120,177	5.1%	$155,887	6.9%

Segments

At September 30, 2019, the U.S. Facilities segment included 224 behavioral healthcare facilities with approximately 9,300 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 365 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and nine months ended September 30, 2019 compared to the same periods in 2018:

	Three Months Ended	Nine Months Ended
U.S. Same Facility Results (a)
Revenue growth	4.9%	5.9%
Patient days growth	2.8%	3.5%
Admissions growth	4.7%	4.9%
Average length of stay change (b)	-1.8%	-1.3%
Revenue per patient day growth	2.0%	2.3%
EBITDA margin change (c,d)	-140 bps	-50 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

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

(d)

During the three months ended September 30, 2019, certain of our U.S. facilities faced operational issues that negatively affected U.S. EBITDA margin. We believe these operational issues are temporary.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three and nine months ended September 30, 2019 compared to the same periods in 2018:

	Three Months Ended	Nine Months Ended
U.K. Same Facility Results (a,c)
Revenue growth	4.0%	4.2%
Patient days growth	-1.1%	-0.1%
Admissions growth	-1.5%	-2.4%
Average length of stay change (b)	0.5%	2.3%
Revenue per patient day growth	5.1%	4.3%
EBITDA margin change (d,e)	-30 bps	-270 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three and nine months ended September 30, 2018 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2019 in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.
(e)	For the nine months ended September 30, 2019, U.K. EBITDA margin was affected by lower census and higher operating expenses including labor in particular.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue. Revenue increased $16.3 million, or 2.1%, to $777.3 million for the three months ended September 30, 2019 from $760.9 million for the three months ended September 30, 2018 resulting from same facility revenue growth of 4.6% offset by $14.6 million as a result of the decrease in the exchange rate between USD and GBP. During the three months ended September 30, 2019, we generated $509.4 million of revenue, or 65.5% of our total revenue, from our U.S. Facilities and $267.9 million of revenue, or 34.5% of our total revenue, from our U.K. Facilities. During the three months ended September 30, 2018, we generated $488.6 million of revenue, or 64.2% of our total revenue, from our U.S. Facilities and $272.3 million of revenue, or 35.8% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $23.2 million, or 4.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, resulting from same facility growth in patient days of 2.8% and an increase in same facility revenue per day of 2.0%. Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, resulted from the addition of beds to our existing facilities and ongoing demand for our services. U.K. same facility revenue increased by $9.3 million, or 4.0%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, resulting from an increase in same facility revenue per day of 5.1% offset by a decline in same facility patient days of 1.1%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $428.6 million for the three months ended September 30, 2019 compared to $417.9 million for the three months ended September 30, 2018, an increase of $10.7 million. SWB expense included $4.0 million and $5.2 million of equity-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $424.6 million, or 54.6% of revenue, for the three months ended September 30, 2019, compared to $412.7 million, or 54.2% of revenue, for the three months ended September 30, 2018. Same facility SWB expense was $386.0 million for the three months ended September 30, 2019, or 52.0% of revenue, compared to $364.4 million for the three months ended September 30, 2018, or 51.4% of revenue.

Professional fees. Professional fees were $62.2 million for the three months ended September 30, 2019, or 8.0% of revenue, compared to $59.5 million for the three months ended September 30, 2018, or 7.8% of revenue. Same facility professional fees were $54.2 million for the three months ended September 30, 2019, or 7.3% of revenue, compared to $50.3 million, for the three months ended September 30, 2018, or 7.1% of revenue.

Supplies. Supplies expense was $30.8 million for the three months ended September 30, 2019, or 4.0% of revenue, compared to $29.5 million for the three months ended September 30, 2018, or 3.9% of revenue. Same facility supplies expense was $28.8 million for the three months ended September 30, 2019, or 3.9% of revenue, compared to $27.0 million for the three months ended September 30, 2018, or 3.8% of revenue.

Rents and leases. Rents and leases were $20.1 million for the three months ended September 30, 2019, or 2.6% of revenue compared to $19.9 million for the three months ended September 30, 2018, or 2.6% of revenue. Same facility rents and leases were $16.4 million for the three months ended September 30, 2019, or 2.2% of revenue, compared to $15.4 million for the three months ended September 30, 2018, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $93.0 million for the three months ended September 30, 2019, or 12.0% of revenue, compared to $90.5 million for the three months ended September 30, 2018, or 11.9% of revenue. Same facility other operating expenses were $86.9 million for the three months ended September 30, 2019, or 11.7% of revenue, compared to $82.9 million for the three months ended September 30, 2018, or 11.7% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $40.6 million for the three months ended September 30, 2019, or 5.2% of revenue, compared to $39.7 million for the three months ended September 30, 2018, or 5.2% of revenue.

Interest expense. Interest expense was $46.6 million for the three months ended September 30, 2019 compared to $46.7 million for the three months ended September 30, 2018.

Transaction-related expenses. Transaction-related expenses were $5.8 million for the three months ended September 30, 2019 compared to $2.4 million for the three months ended September 30, 2018. Transaction-related expenses primarily relate to termination, restructuring, strategic review and other acquisition-related costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended September 30,
	2019	2018
Termination, restructuring and strategic review costs	$5,541	$1,443
Legal, accounting and other acquisition-related costs	234	910
	$5,775	$2,353

Provision for income taxes. For the three months ended September 30, 2019, the provision for income taxes was $6.8 million, reflecting an effective tax rate of 13.8%, compared to $8.8 million, reflecting an effective tax rate of 15.9%, for the three months ended September 30, 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 was primarily attributable to the release of an income tax uncertainty reserve related to the deductibility of equity-based compensation and the taxable gain on the foreign currency derivatives settlement in August 2019, which allowed us to deduct more interest.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenue. Revenue increased $58.3 million, or 2.6%, to $2.3 billion for the nine months ended September 30, 2019 from $2.3 billion for the nine months ended September 30, 2018 resulting from same facility revenue growth of 5.3% offset by $48.3 million as a result of the decrease in the exchange rate between USD and GBP. During the nine months ended September 30, 2019, we generated $1.5 billion of revenue, or 64.8% of our total revenue, from our U.S. Facilities and $820.1 million of revenue, or 35.2% of our total revenue, from our U.K. Facilities. During the nine months ended September 30, 2018, we generated $1.4 billion of revenue, or 63.1% of our total revenue, from our U.S. Facilities and $836.4 million of revenue, or 36.9% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $81.2 million, or 5.9%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, resulting from same facility growth in patient days of 3.5% and an increase in same facility revenue per day of 2.3%. Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, resulted from the addition of beds to our existing facilities and ongoing demand for our services. U.K. same facility revenue increased by $30.1 million, or 4.2%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, resulting from an increase in same facility revenue per day of 4.3% offset by a slight decline in same facility patient days of 0.1%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.3 billion for the nine months ended September 30, 2019 compared to $1.2 billion for the nine months ended September 30, 2018, an increase of $42.2 million. SWB expense included $14.3 million and $19.3 million of equity-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $1.3 billion, or 54.7% of revenue, for the nine months ended September 30, 2019, compared to $1.2 billion, or 54.1% of revenue, for the nine months ended September 30, 2018. Same facility SWB expense was $1.1 billion for the nine months ended September 30, 2019, or 51.8% of revenue, compared to $1.1 billion for the nine months ended September 30, 2018, or 51.2% of revenue.

Professional fees. Professional fees were $177.6 million for the nine months ended September 30, 2019, or 7.6% of revenue, compared to $167.0 million for the nine months ended September 30, 2018, or 7.4% of revenue. Same facility professional fees were $153.9 million for the nine months ended September 30, 2019, or 7.0% of revenue, compared to $139.1 million, for the nine months ended September 30, 2018, or 6.6% of revenue.

Supplies. Supplies expense was $91.7 million for the nine months ended September 30, 2019, or 3.9% of revenue, compared to $89.0 million for the nine months ended September 30, 2018, or 3.9% of revenue. Same facility supplies expense was $85.2 million for the nine months ended September 30, 2019, or 3.8% of revenue, compared to $80.9 million for the nine months ended September 30, 2018, or 3.8% of revenue.

Rents and leases. Rents and leases were $60.9 million for the nine months ended September 30, 2019, or 2.6% of revenue, compared to $60.4 million for the nine months ended September 30, 2018, or 2.7% of revenue. Same facility rents and leases were $49.2 million for the nine months ended September 30, 2019, or 2.2% of revenue, compared to $46.6 million for the nine months ended September 30, 2018, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $281.5 million for the nine months ended September 30, 2019, or

12.1% of revenue, compared to $266.0 million for the nine months ended September 30, 2018, or 11.7% of revenue. Same facility other operating expenses were $260.7 million for the nine months ended September 30, 2019, or 11.8% of revenue, compared to $242.1 million for the nine months ended September 30, 2018, or 11.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $122.3 million for the nine months ended September 30, 2019, or 5.3% of revenue, compared to $119.4 million for the nine months ended September 30, 2018, or 5.3% of revenue.

Interest expense. Interest expense was $143.4 million for the nine months ended September 30, 2019 compared to $137.7 million for the nine months ended September 30, 2018. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt slightly offset by the lower interest rates as a result of the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the nine months ended September 30, 2018 represent $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

Transaction-related expenses. Transaction-related expenses were $15.3 million for the nine months ended September 30, 2019 compared to $10.0 million for the nine months ended September 30, 2018. Transaction-related expenses primarily relate to termination, restructuring, strategic review and other acquisition-related costs incurred in the respective periods, as summarized below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Termination, restructuring and strategic review costs	$13,858	$6,844
Legal, accounting and other acquisition-related costs	1,450	3,164
	$15,308	$10,008

Provision for income taxes. For the nine months ended September 30, 2019, the provision for income taxes was $25.8 million, reflecting an effective tax rate of 17.6%, compared to the provision for income taxes of $16.3 million, reflecting an effective tax rate of 9.5%, for the nine months ended September 30, 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 was primarily attributable to a discrete benefit of $10.5 million during the nine months ended September 30, 2018 related to the change in the provisional amount recorded at December 31, 2017 in connection with the Tax Act.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$140,315	27.5%	$146,439	30.0%	$426,659	28.3%	$431,337	30.1%
Medicare	76,906	15.1%	73,528	15.0%	223,027	14.8%	210,307	14.7%
Medicaid	256,370	50.3%	229,390	46.9%	750,631	49.8%	668,236	46.6%
Self-Pay	30,626	6.0%	33,559	6.9%	91,982	6.1%	103,845	7.3%
Other	5,166	1.1%	5,710	1.2%	14,857	1.0%	18,776	1.3%
Revenue	$509,383	100.0%	$488,626	100.0%	$1,507,156	100.0%	$1,432,501	100.0%

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$242,747	90.6%	$245,919	90.3%	$740,492	90.3%	$756,094	90.4%
Self-Pay	24,430	9.1%	26,159	9.6%	77,895	9.5%	78,499	9.4%
Other	691	0.3%	212	0.1%	1,687	0.2%	1,801	0.2%
Revenue	$267,868	100.0%	$272,290	100.0%	$820,074	100.0%	$836,394	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2019 and December 31, 2018:

September 30, 2019

	Current	30-90	90-150	>150	Total
Commercial	16.5%	6.1%	3.3%	5.5%	31.4%
Medicare	10.7%	1.4%	0.4%	0.9%	13.4%
Medicaid	24.5%	5.0%	3.2%	7.1%	39.8%
U.K. public funded sources	6.8%	0.4%	0.0%	0.0%	7.2%
Self-Pay	1.6%	1.5%	1.4%	2.7%	7.2%
Other	0.7%	0.1%	0.1%	0.1%	1.0%
Total	60.8%	14.5%	8.4%	16.3%	100.0%

December 31, 2018

	Current	30-90	90-150	>150	Total
Commercial	14.8%	6.3%	2.7%	5.3%	29.1%
Medicare	9.8%	1.8%	0.6%	0.9%	13.1%
Medicaid	22.4%	6.4%	3.4%	7.4%	39.6%
U.K. public funded sources	6.0%	2.4%	0.0%	0.0%	8.4%
Self-Pay	1.8%	1.7%	1.7%	3.2%	8.4%
Other	0.4%	0.3%	0.2%	0.5%	1.4%
Total	55.2%	18.9%	8.6%	17.3%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2019 was $213.5 million compared to $288.7 million for the nine months ended September 30, 2018. The decrease in cash provided by continuing operating activities was primarily attributable to the decline in earnings in our U.K. Facilities, legal settlement payments and an increase in net cash paid for taxes. Days sales outstanding were 41 days at September 30, 2019 compared to 39 at December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, we had working capital of $78.7 million and $34.0 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2019 was $137.2 million compared to $262.5 million for the nine months ended September 30, 2018. Cash used in investing activities for the nine months ended September 30, 2019 primarily consisted of cash paid for acquisitions of $44.9 million, $202.7 million of cash paid for capital expenditures, $7.0 million of cash paid for real estate offset by settlement of foreign currency derivatives of $105.0 million and other of $12.4 million. Cash paid for capital expenditures for the nine months ended September 30, 2019 consisted of $61.6 million of routine capital expenditures and $141.1 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.6% of revenue for the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2018 primarily consisted of $250.0 million of cash paid for capital expenditures, $9.4 million of cash paid for real estate and other of $3.1 million. Cash paid for capital expenditures for the nine months ended September 30, 2018 consisted of $53.0 million of cash paid for routine capital expenditures and $197.0 million of expansion capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2019 was $32.2 million compared to $40.7 million for the nine months ended September 30, 2018. Cash used in financing activities for the nine months ended September 30, 2019 consisted of borrowings on revolving credit facility of $76.6 million offset by principal payments of long-term debt of $24.7 million, principal payments on revolving credit facility of $76.6 million, common stock withheld for minimum statutory taxes of $1.5 million and other of $5.9 million. Cash used in financing activities for the nine months ended September 30, 2018 primarily consisted of principal payments of long-term debt of $31.5 million, common stock withheld for minimum statutory taxes of $2.3 million and other of $7.0 million.

We had total available cash and cash equivalents of $92.9 million and $50.5 million at September 30, 2019 and December 31, 2018, respectively, of which approximately $28.9 million and $18.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

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

We had $485.1 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.9 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $4.8 million for December 31, 2019, $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at September 30, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At September 30, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

At September 30, 2019, we were in compliance with all of the above covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2019 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$207,253	$1,542,818	$1,986,134	$—	$3,736,205
Operating lease liabilities (b)	59,379	107,433	93,093	657,976	917,881
Finance lease liabilities	7,319	38,868	2,395	25,351	73,933
Total obligations and commitments	$273,951	$1,689,119	$2,081,622	$683,327	$4,728,019

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2019.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At September 30, 2019, we had standby letters of credit outstanding of $14.9 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2019 was composed of $1.5 billion of fixed-rate debt and $1.7 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.46% higher rate on our variable rate debt) would decrease our net income and cash flows by $4.9 million on an annual basis based upon our borrowing level at September 30, 2019.

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

In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. In August 2019, we terminated our existing net investment cross currency swap derivatives of $105.0 million. Cash received from the termination of the cross currency swap derivatives is included in investing activities in the condensed consolidated statement of cash flows. The related gain from this termination is included in accumulated other comprehensive loss in accordance with ASC 815-30-40-1.

In August 2019, we also entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of our fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £538.1 million. During the term of the swap agreements, we will receive semi-annual interest payments in USD from the counterparties at fixed interest rates, and we will make semi-annual interest payments in GBP to the counterparties at fixed interest rates. The interest payments under the cross-currency swap agreements result in £25.4 million of annual cash flows from our U.K. business being converted to $35.8 million (at a 1.41 exchange rate). The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2019, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	549	$33.45	—	—
August 1 – August 31	779	27.68	—	—
September 1 – September 30	175	31.94	—	—
Total	1,503

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (2)

10.2	Employment Agreement, dated August 6, 2019, by and between Acadia Management Company, Inc. and Laurence L. Harrod. (3)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
*	Filed herewith.

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

Dated: November 6, 2019