Form 10-K
period 2019-12-31
Acadia Healthcare Company, Inc.
filed 2020-02-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(615) 861-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of exchange on which registered
Common Stock, $.01 par value	ACHC	NASDAQ Global Select Market

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

As of June 28, 2019, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $3.1 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $34.95 per share.

As of February 28, 2020, there were 88,493,519 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be held on May 7, 2020 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2019, we operated 585 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the United Kingdom (“U.K.”) and Puerto Rico. During the year ended December 31, 2019, we acquired 11 facilities and added 585 beds (exclusive of acquisitions), including 425 added to existing facilities and 160 added through the opening of two de novo facilities. For the year ending December 31, 2020, we expect to add approximately 600 total beds exclusive of acquisitions.

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

During 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. In January 2020, we launched a formal process regarding the sale of our U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with our advisors, we solicited and have received initial, non-binding offers to acquire our U.K. business from multiple bidders. We are now in the second phase of the sale process, during which interested bidders will receive proposed transaction documents and complete their confirmatory due diligence.

Acadia was formed as a limited liability company in the State of Delaware in 2005, and converted to a corporation on May 13, 2011. Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

On April 1, 2019, we completed the acquisition of Bradford Recovery Center (“Bradford”), a specialty treatment facility with 46 beds located in Millerton, Pennsylvania, for cash consideration of approximately $4.5 million.

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

Financing Transactions

On December 1, 2018, we exercised the option to redeem in whole $7.5 million and $15.5 million of Lee County (Florida) Industrial Development Authority Healthcare Facilities Revenue Bonds, Series 2010 with stated interest rates of 9.0% and 9.5% (“9.0% and 9.5% Revenue Bonds”) at a redemption price equal to the sum of 104% of the principal amount of the 9.0% and 9.5% Revenue Bonds plus accrued and unpaid interest. In connection with the redemption of the 9.0% and 9.5% Revenue Bonds, we recorded a debt extinguishment charge of $0.9 million, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2018.

We entered into a Senior Secured Credit Facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the Securities and Exchange Commission (the “SEC”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Senior Credit Facility” for additional information.

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

In connection with the Repricing Facilities Amendments, we recorded a debt extinguishment charge of $0.9 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2018.

On May 10, 2017, we entered into a Third Repricing Amendment (the “Third Repricing Amendment”) to the Amended and Restated Credit Agreement. The Third Repricing Amendment reduced the Applicable Rate with respect to the Tranche B-1 Facility and the Tranche B-2 Facility from 3.0% to 2.75% in the case of Eurodollar Rate loans and from 2.0% to 1.75% in the case of Base Rate Loans. In connection with the Third Repricing Amendment, the Company recorded a debt extinguishment charge of $0.8 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2017.

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 200 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. Prior to joining Acadia in December 2018, our Chief Executive Officer (“CEO”) served as Executive Vice President of Universal Health Services, Inc. (“UHS”) since 2005, and President of UHS’s behavioral health division since 1999. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2018 survey by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 19.1% of adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 4.6% suffered from a serious mental illness. Further, approximately 7.8% of people aged 12 or older in 2018 needed substance use treatment in the past year. According to the National Institute of Mental Health, over 20% of adolescents, either currently or at some point in their life, have had a seriously debilitating mental disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

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

The mental health hospitals market in the U.K. was estimated at £15.2 billion for 2018-2019. As a result of government budget constraints and an increased focus on quality, the independent mental health hospitals market has witnessed significant expansion in the last decade, making it one of the fastest growing sectors in the U.K. healthcare industry. Demand for independent sector beds continues to grow as a result of lack of capacity in the National Health Service (the “NHS”) and demand for inpatient mental health services. Independent sector demand is expected to further increase in light of a shortage of NHS inpatient beds.

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

Diversified revenue and payor bases. At December 31, 2019, we operated 585 facilities in 40 states, the U.K. and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2019, we received 32% of our revenue from public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales), 33% from Medicaid, 18% from commercial payors, 9% from Medicare and 8% from other payors. As we receive Medicaid payments from 46 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 3% of revenue for the year ended December 31, 2019, and no state or U.S. territory accounted for more than 8% of revenue for the year ended December 31, 2019. Our U.K. operations accounted for approximately 35% of our revenue for the year ended December 31, 2019. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2019, our maintenance capital expenditures amounted to approximately 3.0% of our revenue.

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

Opportunistically pursue acquisitions and partnerships. We have positioned the Company as a leading provider of mental health services in the U.S. and the U.K. The behavioral healthcare industry in the U.S. and the independent behavioral healthcare industry in the U.K. are highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities and entering into partnerships with healthcare providers to acquire and develop additional facilities. Acadia management believes there are a number of acquisition candidates available at attractive valuations, and we have a number of potential joint ventures and acquisitions in various stages of development and consideration in the U.S.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2019, we added 585 beds (exclusive of acquisitions), including 425 added to existing facilities and 160 added through the opening of two de novo facilities. For the year ending December 31, 2020, we expect to add approximately 600 total beds exclusive of acquisitions. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration in the U.S., especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our facilities in the U.S. (the “U.S. Facilities”) and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based facilities. The table below presents the percentage of our total U.S. revenue attributed to each category for the year ended December 31, 2019:

Facility/Service	U.S. Revenue for the Year Ended December 31, 2019
Acute inpatient psychiatric facilities	46%
Specialty treatment facilities	39%
Residential treatment centers	14%
Outpatient community-based facilities	1%

We receive payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. For the year ended December 31, 2019, in our U.S. Facilities, we received 50% of our revenue from Medicaid, 28% from commercial payors, 15% from Medicare and 7% from other payors.

At December 31, 2019, our U.S. Facilities included 224 behavioral healthcare facilities with approximately 9,500 beds in 40 states and Puerto Rico. Of our U.S. Facilities, excluding comprehensive treatment centers (“CTCs”), approximately 43% are acute inpatient psychiatric facilities, approximately 41% are specialty treatment facilities, approximately 13% are residential treatment centers and approximately 3% are outpatient community-based facilities at December 31, 2019. Of the 224 behavioral healthcare facilities, 127 are CTCs, which is a subset of specialty treatment facilities. Of our CTCs, 17 are owned properties and 110 are leased properties. Of the 97 facilities that are not CTCs, 76 are owned properties and 21 are leased properties. For the years ended December 31, 2019 and 2018, our U.S. operations generated revenue of $2.0 billion and $1.9 billion, respectively.

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

Each of our CTCs provide a range of comprehensive substance abuse treatment support services that include medical, counseling, vocational, educational, and other treatment services. Our behavioral therapies are delivered in an array of treatment models that may include individual and group therapy, intensive outpatient, outpatient, partial hospitalization/day treatment, road to recovery and other programs that can be either abstinent or medication assisted based.

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

Outpatient Community-Based Facilities

Our community-based facilities can be divided into two age groups: children and adolescents (seven to 18 years of age) and young children (three months to six years of age). Community-based programs are designed to provide therapeutic treatment to children and adolescents who have a clinically-defined emotional, psychiatric or chemical dependency disorder while enabling the youth to remain at home and within their community. Many patients who participate in community-based programs have transitioned out of a residential facility or have a disorder that does not require placement in a facility that provides 24-hour care.

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

U.K. Operations

Overview

We are the leading independent provider of mental health services in the U.K. operating 361 inpatient behavioral health facilities with approximately 8,700 beds at December 31, 2019. The facilities are located in England, Wales, Scotland and Northern Ireland. For both the years ended December 31, 2019 and 2018, our U.K. operations generated revenue of $1.1 billion primarily through the operation and management of inpatient behavioral health facilities.

United Kingdom Healthcare and Adult Social Care Sectors

In the U.K., central government spending on health for fiscal year 2018-2019 was approximately £153 billion, according to the U.K. government. This spending is primarily delivered by the NHS, which operates as three separate national public sector bodies in England, Scotland and Wales as well as the Northern Ireland Health and Social Care Board. Local government gross spending on adult social care for the fiscal year 2018-2019 was approximately £25 billion and is commissioned by local authorities in England,

Scotland and Wales, which we refer to as Local Authorities and by the Northern Ireland Health and Social Care Board. The NHS, Local Authorities and Northern Ireland Health and Social Care Board commissioners dominate the U.K. health and social care markets in terms of the funding of care. With the exception of the elderly residential and nursing care market, private health insurance and self-payment play a minor role in these sectors.

The mental health market in the U.K. was estimated at £15.2 billion for 2018-2019. The independent mental health market accounted for roughly £1.8 billion of that amount, or approximately 12% market share. From 2005 to 2015, the independent mental health market witnessed significant expansion mainly due to NHS outsourcing as the number of NHS in-house beds declined. However, since 2015, overall independent sector mental health hospital bed capacity has remained largely the same.

Publicly-funded healthcare services in England are commissioned at two levels as follows: (i) nationally by the NHS in England (“NHS England”), which, via its local area teams commissions specialized healthcare services, includes specialized mental health secure, eating disorder and Children and Adolescent (“CAMHS”) services, and (ii) locally by approximately 200 local CCGs, which commission all acute, rehabilitation and community-based healthcare services. In Scotland and Wales, all healthcare services are commissioned by Local/Regional Health Boards.

NHS England has begun the process to delegate the commissioning of specialized mental health secure, eating disorder and CAMHS services to local provider collaboratives. The formation of each provider collaborative will entail the appointment by NHS England of a NHS provider trust to serve as the lead provider in their region. The lead provider will be responsible for managing NHS England’s commissioning budget for that region and will enter into sub-contracts with each of the other providers in the region, including independent sector providers. NHS England expects all providers to collaborate with each other to develop and improve services for their local population. The first provider collaboratives are scheduled to become operational in April 2020 with NHS England intending to roll-out the delegation of the commissioning of all of its specialized mental health services over the following two years.

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

Over the next five years, the U.K. government has committed to an average real growth rate increase for NHS England’s budget of 3.4% a year, equating to an overall increase in the NHS budget of £33.9 billion by 2023-2024. Within its Long Term Plan for the NHS published in January 2019, NHS England set out its commitment to grow investment in mental health services faster than the NHS budget overall for each of the next five years such that Mental Health will receive a growing share of the NHS budget, worth at least £2.3 billion a year by 2023-2024.

NHS England plans to set up a network of integrated care systems covering all of England by 2021 to deliver the “triple integration” of primary and specialist care, physical and mental health service and health with social care. NHS England’s focus is upon collaboration rather than competition between providers and has recommended the reversal of many of the NHS competition reforms that had been introduced by the government in 2012.

Description of U.K. Facilities

In the U.K., we provide inpatient services through a variety of facilities, including mental health hospitals, clinics, care homes, schools, colleges and children’s homes. In addition to these services, we also operate a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (“EAP”) to organizations.

Our facilities in the U.K. (the “U.K. Facilities”) and services can generally be classified into the following categories: healthcare facilities, education and children’s services and adult care facilities. The table below presents the percentage of our total U.K. revenue attributed to each category for the year ended December 31, 2019:

Facility/Service	U.K. Revenue for the Year Ended December 31, 2019
Healthcare facilities	55%
Education and Children’s Services	17%
Adult Care facilities	28%

We receive payments from approximately 500 public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales) and individual patients and clients. For the year ended December 31, 2019 in our U.K. Facilities, we received 90% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales) and 10% from other payors.

At December 31, 2019, our U.K. Facilities included 361 behavioral healthcare facilities with approximately 8,700 beds, including approximately 1,100 non-residential education places, in the U.K. Of our U.K. Facilities, approximately 22% are healthcare facilities, approximately 18% are education and children’s services facilities and approximately 60% are adult care facilities at December 31, 2019. At December 31, 2019, we owned 289 of the properties at our U.K. Facilities and leased 72 properties.

Healthcare

In the U.K., mental health hospitals provide psychiatric treatment and nursing for sufferers of mental disorders, including for patients detained under a section of the U.K.’s Mental Health Act of 1983 and 2007, and whose risk of harm to others and risk of escape from hospitals cannot be managed safely within other mental health settings. In order to manage the risks involved with treating patients, the facility is managed through the application of a range of security measures depending on the level of dependency and risk exhibited by the patient. The levels of dependency and risk stemming from the wide range of disorders treated at these hospitals determine the level of care provided, which comprise:

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

Most of our inpatient and residential facilities maintain accreditation from private entities, such as The Joint Commission or the Commission on Accreditation of Rehabilitation Facilities (“CARF”). The Joint Commission and CARF are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. The Joint Commission accredits a broad variety of healthcare organizations, including hospitals and behavioral health organizations. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of healthcare programs. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. Certain federal and state licensing agencies as well as many government and private healthcare payment programs require that providers be accredited as a condition of licensure, certification or participation. Accreditation is typically granted for a specified period, ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey.

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

Audits

Our healthcare facilities are also subject to federal, state and commercial payor audits to validate the accuracy of claims submitted to government healthcare programs and commercial payors. If these audits identify overpayments, we could be required to make substantial repayments, subject to various appeal rights. Several of our facilities have undergone claims audits related to their receipt of payments during the last several years with no material overpayments identified. However, potential liability from future audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations, as well as commercial payor contracts, also provide for withholding or suspending payments in certain circumstances, which could adversely affect our cash flow.

The Anti-Kickback Statute and Stark Law

The Anti-Kickback Statute prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration, in cash or in kind, as an inducement or reward for using, referring, ordering, recommending or arranging for referrals or orders of services or other items paid for by a government healthcare program. The Anti-Kickback Statute may be found to have been violated if at least one purpose of the remuneration is to induce or reward referrals. A provider is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute to be found guilty of violating the law.

The Office of Inspector General of the Department of Health and Human Services has issued safe harbor regulations that protect certain types of common arrangements from prosecution or sanction under the Anti-Kickback Statute. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities.

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

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment; required refunds to the Medicare program; imposition of civil monetary penalties of up to $25,372 for each prohibited claim, up to $169,153 for circumvention schemes and up to $20,134 for each day the entity fails to report required information; exclusion from government healthcare programs; and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. Management believes that our financial arrangements with physicians are structured to comply with the regulatory exceptions to the Stark Law. However, the Stark Law is a strict liability statute, meaning that no intent is required to violate the law, and even a technical violation may lead to significant penalties.

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

If we are deemed to have failed to comply with the Anti-Kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties and exclusion of one or more facilities from participation in the government healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

Eliminating Kickbacks in Recovery Act

In October 2018, President Trump signed into law the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”). The SUPPORT Act contains a number of provisions aimed at identifying at-risk individuals, increasing access to opioid abuse treatment, reducing overprescribing and promoting data sharing with the primary goal of reducing the use and abuse of opioids. Additionally, the SUPPORT Act attempts to address the problem of “patient brokering” in the context of addiction treatment facilities and sober living homes.

One section of the SUPPORT Act, the Eliminating Kickbacks in Recovery Act (“EKRA”), makes it a federal crime to knowingly and willfully: (1) solicit or receive any remuneration in return for referring a patient to a recovery home, clinical treatment facility or laboratory; or (2) pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statutes, EKRA is not limited to services reimbursable under a government healthcare program. The EKRA also contains exceptions similar to the Anti-Kickback Statute Safe Harbors, but those exceptions are more narrow than the Anti-Kickback Statute Safe Harbors such that practices that would be permissible under the Anti-Kickback Statute may violate EKRA.

Federal False Claims Act and Other Fraud and Abuse Provisions

The federal False Claims Act provides the government a tool to pursue healthcare providers for submitting false claims or requests for payment for healthcare items or services. Under the False Claims Act, the government may fine any person or entity that, among other things, knowingly submits, or causes the submission of, false or fraudulent claims for payment to the federal government or knowingly and improperly avoids or decreases an obligation to pay money to the federal government. The federal government has widely used the False Claims Act to prosecute Medicare and other federal healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports and providing care that is not medically necessary or that is substandard in quality. Claims for services or items rendered in violation of the Anti-Kickback Statute or the Stark Law can provide a basis for liability under the False Claims Act as well. The False Claims Act is also implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

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

In addition to the False Claims Act, the federal government may use several criminal laws, such as the federal mail fraud, wire fraud or health care fraud statutes, to prosecute the submission of false or fraudulent claims for payment to the federal government.

Most states have also adopted generally applicable insurance fraud statutes and regulations that prohibit healthcare providers from submitting inaccurate, incorrect or misleading claims to private insurance companies. Management believes our healthcare facilities have implemented appropriate safeguards and procedures to complete claim forms and requests for payment in an accurate manner and to operate in compliance with applicable laws. However, the possibility of billing or other errors can never be completely eliminated, and we cannot guarantee that the government or a qui tam plaintiff, upon audit or review, would not take the position that billing or other errors, should they occur, are violations of the False Claims Act.

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

The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates and created security breach notification requirements including notifications to the individuals affected by the breach, the Department of Health and Human Services, and in certain cases, the media. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. Management believes that we have been in material compliance with the HIPAA regulations and have developed our policies and procedures to ensure ongoing compliance, although we cannot guarantee that our facilities will not be subject to security incidents or breaches which could have a material adverse effect on our business, financial condition or results of operations.

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

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) dramatically altered the U.S. health care system. PPACA sought to provide coverage and access to substantially all Americans, to increase the quality of care provided and to reduce the rate of growth in health care expenditures. PPACA attempted to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding the Medicare program’s use of value-based purchasing programs, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments to providers, expanding Medicaid eligibility and tying reimbursement to the satisfaction of certain quality criteria.

On January 20, 2017, Donald Trump became President of the United States. Shortly after his inauguration, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal PPACA and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of PPACA that would impose a fiscal burden on any state or a cost, fee, tax, or penalty on any individual, family, health care provider or health insurer. Several bills have been introduced and voted upon in the House of Representatives and United States Senate that would either repeal and replace or simply repeal PPACA, although none have been enacted to-date.

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

During the 2018 election cycle, Democrats regained control of the House of Representatives, effectively eliminating the possibility that PPACA will be repealed entirely during the next two years. Still, it remains difficult to predict whether PPACA will be replaced or modified; what the effect will be of the health care-related provisions in the Tax Act; or the impact that the President’s executive actions will have on the implementation and enforcement of the provisions of PPACA or the regulations adopted or to be adopted to implement the law or the President’s executive orders. In addition, if PPACA is replaced or modified, it remains unclear what the replacement plan or modifications would be, when the changes would become effective, or whether any of the existing provisions of PPACA would remain in place.

In 2018, a federal district court judge in Texas ruled that PPACA in its entirety is invalid. That decision has been stayed pending appeal, and will likely remain unresolved until finally decided by the United States Supreme Court.

There have been and likely will continue to be a number of legal challenges to various provisions of the law and President Trump’s executive actions. Limitations on the availability of adequate insurance coverage for patients seeking services at our facilities; any reductions in government healthcare spending; and the possible repeal, replacement or modification of PPACA could have a material adverse effect on our business, financial condition or results of operations.

Corporate Integrity Agreement

During the second quarter of 2019, we entered into a corporate integrity agreement (the “CIA”) with the Office of Inspector General imposing certain compliance obligations on us and our subsidiary, CRC Health. For further discussion of the background of this matter and the CIA, see “Risk Factors— We could be subject to increased monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the Corporate Integrity Agreement.”

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act provided for significant changes to the U.S. tax code. Effective January 1, 2018, the Tax Act reduced the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and included certain other changes.

Further information on the Company’s accounting for any tax effects of the Tax Act can be found in the consolidated financial statements.

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

Safeguarding Vulnerable Groups Act of 2006. The Safeguarding Vulnerable Groups Act of 2006 created the Independent Safeguarding Authority (“ISA”). In December 2012, the ISA merged with the Criminal Records Bureau to form the Discharge and Barring Service (“DBS”) and is required to establish and maintain lists of persons barred from working with children and adults. It is a criminal offense for a barred person to seek to work, or work in, activities from which they are barred. It is also generally a criminal offense for an employer to allow a barred person, or person who is not appropriately registered, to work in any regulated activity. The Children Act 1989 also allocates duties to Local Authorities, courts, parents and other agencies in the U.K. to ensure children are safeguarded and their welfare is promoted.

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

The Care Act 2014. The Care Act 2014 came into force on April 1, 2015, along with a range of supporting regulations and a single set of statutory guidance. The Care Act 2014 requires Local Authorities to set personal budgets for individuals that are appropriate to meeting those individuals’ assessed eligible care and support needs. The Care Act 2014 also imposes new statutory duties upon Local Authorities to ensure the supply of diverse, good quality, local services, including a duty to plan for future demand and to ensure that services are high quality and sustainable.

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

Inspections by regulators in the U.K. can be carried out on both an announced and an unannounced basis depending on the specific regulatory provisions relating to the different services provided and also depending upon whether the inspection is routine or as a result of specific information regarding the service that has been provided to the regulator. Generally, however, a majority of inspections tend to be unannounced. A failure to comply with laws and regulations, the receipt of a poor inspection report rating or a lower rating, or the receipt of a negative report that leads to a determination of regulatory non-compliance or a failure to cure any defect noted in an inspection report may result in reputational damage, fines, the revocation or suspension of the registration of any facility or a decrease in, or cessation of, the services provided at any given location. Additionally, the CQC is increasingly looking to inspect independent provider groups as a whole in relation to their corporate governance arrangements to ensure there is appropriate supervision and oversight.

Corporate Manslaughter and Corporate Homicide Act of 2007. The Corporate Manslaughter and Corporate Homicide Act of 2007 provides liability if the way in which a provider’s activities are managed or organized causes a person’s death and amounts to a gross breach of a relevant duty of care owed to the deceased person.

Regulatory and Enforcement Bodies in the U.K.

The primary healthcare regulatory enforcement bodies in the U.K. are NHS Improvement, the CQC, Healthcare Inspectorate Wales (“HIW”), Care Inspectorate Wales (“CIW”), Healthcare Improvement Scotland (“HIS”), Social Care and Social Work

Improvement Scotland (“SCSWIS”) and Regulation and Quality Improvement Authority (“RQIA”). In addition, the Office for Standards in Education, Children’s Services and Skills (“OFSTED”), Estyn, Education Scotland and other regulatory bodies regulate and inspect education services in England, Wales and Scotland, as applicable. These enforcement bodies control and administer the registration, inspection and complaints procedures set out under the applicable laws and regulations. The enforcement bodies have the power to terminate a facility’s registration, refuse to register a facility, impose admissions holds or impose significant fines if a service provider fails to meet the key minimum standards and requirements prescribed under the various laws and regulations. In addition, NHS Counter Fraud Authority (“CFA”) regulations apply to service providers which hold material contracts with the NHS, and they must submit an annual self-assessment of compliance against a number of standards aimed at fraud detection, prevention and reporting. The NHS CFA is a Special Health Authority, charged with identifying, investigating and preventing fraud within both public and private health bodies. See “Risk Factors— If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.”

Our primary regulators continually review their regulatory regimes and may extend their enforcement powers with the intention of holding parent companies and senior executives accountable for material breaches of regulations depending on the circumstances. Additionally, there are other regulators in the U.K. who may take enforcement action against us, including (i) the Health and Safety Executive (“HSE”) for violations of the Health and Safety at Work Act in connection with patient incidents at our facilities; (ii) the Information Commissioners Office (“ICO”) for breaches of data protection legislation (and following the introduction of the General Data Protection Regulations (the “GDPR”) which became effective in May 2018, fines for material breaches may be as high as 4% of global turnover); and (iii) Her Majesty’s Revenue and Customs (“HMRC”) who in November 2017 established the Social Care Compliance Scheme (the “SCCS”) for social care providers in the U.K. with the aim of addressing the issue of potential underpayments of the National Minimum Wage (“NMW”) to workers who are paid a fixed allowance to undertake “sleep-in shifts” at care homes and other facilities at night. See “Risk Factors—Our operating costs are subject to increases, including due to statutorily mandated increases in the wages and salaries of our staff” for further details on U.K. staffing risks to which we are subject.”

NHS Improvement. NHS Improvement now incorporates Monitor, the former economic regulator for NHS England. NHS Improvement is responsible for regulating the market for NHS funded services in England. It fulfills this role through licensing NHS Foundation Trusts and certain other healthcare providers and, together with NHS England, sets the Tariff Rules for national and local pricing of NHS services. NHS Improvement’s role is to oversee the NHS healthcare market, at all times protecting and promoting patients’ interests, tackling abuses by commissioners and/or providers and dealing with unjustifiable restrictions on competition.

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

Environmental Matters

We are subject to various federal, state and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment and disposal of medical waste products generated at our facilities, the identification and warning of the presence of asbestos-containing materials in buildings, as well as the removal of such materials, the presence of other hazardous substances in the indoor environment and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety. Some of our facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our patients. The management of infectious medical waste is subject to regulation under various federal, state and local environmental laws, which establish management requirements for such waste. These requirements include record-keeping, notice and reporting obligations. Each of our facilities has an agreement with a waste management company for the disposal of medical waste. The use of such companies, however, does not completely protect us from violations of medical waste laws or from related third-party claims for clean-up costs.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, including UHS, private equity firms and the NHS in the U.K. We also compete against hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies and possibly other pure-play behavioral healthcare companies.

The mental health services sector in the U.K. comprises hospitals or establishments that provide psychiatric treatment for illness or mental disorder at all security and treatment levels. We operate in several highly competitive markets in the U.K. with a variety of for-profit, the NHS and other not-for-profit groups in each of our markets. Most competition is regional or local, based on relevant catchment areas and procurement initiatives. The NHS is often the dominant provider, although there is significant outsourcing to independent sector providers, whereby the NHS is both a provider and customer of mental healthcare services. NHS in-house beds accounts for approximately 70% of the total mental health hospital beds providing care in the U.K., with independent providers accounting for the remaining approximately 30% of beds.

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

Employees

At December 31, 2019, we had approximately 42,800 employees (approximately 20,900 in the U.S. and approximately 21,900 in the U.K), of which 28,400 were employed full-time. At December 31, 2019, labor unions represented approximately 405 of our U.S. employees at four of our U.S. Facilities through seven collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future. The Royal College of Nursing is the trade union for full and part-time nurses, nursing cadets and healthcare assistants in the U.K.

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

The stock markets experience volatility, in some cases unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our facilities as profitably as we have in the past or as our investors expect us to in the future, the market price of our common stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, outcomes of political elections, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry including the U.K. leaving the European Union.

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our common stock.

Because many of the patients we treat suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, sexual abuse, assaults and elopements, occur from time to time. If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on our business, financial condition and results of operations. In addition, we have been and could become the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation and how our referral sources and payors view us.

We have been and could become the subject of governmental investigations, regulatory actions and whistleblower lawsuits.

Healthcare companies in both the U.S. and the U.K. may be subject to investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies and regulatory agencies in the U.K. See “Item 3. Legal Proceedings” for additional information about pending investigations. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. If we incur significant costs responding to or resolving these or future inquiries or investigations, our business, financial condition and results of operations could be materially adversely affected.

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

We could be subject to increased monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the Corporate Integrity Agreement.

During the second quarter of 2019, we reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our comprehensive treatment centers in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. We paid the government $17.0 million during the three months ended June 30, 2019 and entered into the CIA with the Office of Inspector General imposing certain compliance obligations on us and our subsidiary, CRC Health.

Material, uncorrected violations of the CIA could lead to our suspension or exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities.

Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2019, we derived approximately 42% of our revenue from the Medicare and Medicaid programs and 32% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales). See “— Structural shifts in the U.K. behavioral healthcare market may adversely affect us” for further details on U.K. funding risks to which we are subject.

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

At December 31, 2019, we had approximately $3.2 billion of total debt (net of debt issuance costs, discounts and premiums of $31.4 million), which included approximately $1.7 billion of debt under our Amended and Restated Senior Credit Facility (including approximately $346.8 million of Senior Secured Term A Loan and approximately $1.3 billion of Senior Secured Term B Loans),

$150.0 million of debt under our 6.125% Senior Notes (the “6.125% Senior Notes”), $300.0 million of debt under our 5.125% Senior Notes (the “5.125% Senior Notes”), $650.0 million of debt under our 5.625% Senior Notes, $390.0 million of debt under our 6.500% Senior Notes and other long-term debt of $4.8 million. See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

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

Our business or financial performance may be adversely affected due to the risks of operating internationally, including but not limited to the following: economic and political instability, the U.K. leaving the European Union, failure to comply with foreign laws and regulations and adverse changes in the health care policy of the U.K. (including decreases in funding for the services provided by our U.K. Facilities), adverse changes in law and regulations affecting our operations in the U.K., difficulties and costs of staffing and managing our operations in the U.K. If any of these events were to materialize, they could lead to disruption of our business, significant expenditures and/or damages to our reputation, which could have a material adverse effect on our results of operations, financial condition or prospects.

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

The global financial markets continue to experience significant volatility as a result of, among other things, economic and political instability in the wake of the referendum in the U.K. on June 23, 2016, in which the voters approved an exit from the European Union (“Brexit”). The U.K. formally withdrew from the European Union on January 31, 2020, and is now in a transition period through December 31, 2020 to, among other things, negotiate an agreement with the European Union governing future relationships between the European Union and the U.K.

Brexit has created political and economic uncertainty, particularly in the U.K. and the European Union. Uncertainty over the terms of the U.K.’s departure from the European Union could negatively impact the U.K. and other economies, which could adversely affect our financial position and results of operations. The outlook for the global economy in 2020 and beyond remains uncertain as negotiations to determine the future terms of the U.K.’s relationship with the European Union continue. Such global market instability may hinder future economic growth. Any of these effects of Brexit, among others, could adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We have recorded impairment charges and may be required to record additional charges to future earnings if our goodwill, intangible assets and property and equipment become further impaired.

We are required under U.S. generally accepted accounting principles (“GAAP”) to review annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable, our goodwill and indefinite-lived intangible assets for impairment. For the year ended December 31, 2019, we recorded impairment charges of $54.4 million relating to an adjustment in the carrying value of our U.S. Facilities and U.K. Facilities that closed. For the year ended December 31, 2018, we recorded a non-cash goodwill impairment charge of $325.9 million related to our U.K. Facilities. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill, intangible assets and property and equipment is determined which could adversely affect our results of operations. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

Our facilities face competition for staffing that may increase our labor costs and reduce our profitability.

Our operations depend on the efforts, abilities and experience of our management and medical support personnel, including our addiction counselors, therapists, nurses, pharmacists, licensed counselors, clinical technicians, and mental health technicians, as well as our psychiatrists and other professionals. We compete with other healthcare providers in recruiting and retaining qualified management, program directors, physicians (including psychiatrists) and support personnel responsible for the daily operations of our business, financial condition or results of operations.

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

A shortage of nurses, qualified addiction counselors and other medical and care support personnel has been a significant operating issue facing us and other healthcare providers, particularly for our facilities in the U.K. Such shortages have resulted in increased utilization of agency staff, which is significantly more expensive than staff we employ. As a result, we have experienced increased labor costs in the U.K., which has adversely affected our results of operations. We also may be required to enhance wages and benefits to hire nurses, qualified addiction counselors and other medical and care support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. The use of temporary or agency staff could also heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

Our efforts to explore a strategic transaction with our U.K. operations may not result in any definitive transaction or enhance stockholder value and may create uncertainty that could adversely affect our operating results and business.

During 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. In January 2020, we launched a formal process regarding the sale of our U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with our advisors, we solicited and have received initial, non-binding offers to acquire our U.K. business from multiple bidders. We are now in the second phase of the sale process, during which interested bidders will receive proposed transaction documents and complete their confirmatory due diligence.

There are various uncertainties and risks relating to our evaluation and negotiation of possible strategic transactions and our ability to consummate a definitive transaction relating to our U.K. operations, including:

•

the current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete the transaction could result in a negative perception by investors in the Company generally and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives;

•	the process of evaluating the proposed transaction may be time consuming and expensive and may result in the loss of business opportunities;
•	perceived uncertainties as to our future direction may result in increased difficulties in retaining key U.K. employees and recruiting new U.K. employees, particularly senior management;
•	perceived uncertainties as to our operations in the U.K. may cause business partners to terminate, or not to renew or enter into, arrangements with us;
•	a negotiated transaction price could be below the current carrying value of our U.K. Facilities which could result in recognition of a material loss or impairment charge following the transaction;
•

even if the board of directors of the Company negotiates a definitive agreement for a transaction, we may be unable to complete the transaction due to the failure to obtain regulatory approvals, failure to satisfy other conditions to consummate the transaction, and we may be subject to litigation regarding the strategic review process or the transaction; and

•	there can be no assurance that a transaction will occur, the timing of consummating a transaction or that a transaction will result in any value being delivered to the Company’s stockholders.

We do not intend to discuss or disclose developments with respect to the strategic review process unless we determine further disclosure is appropriate or required. As a consequence, the market price of our common stock could be highly volatile during the period in which we are evaluating and negotiating a transaction, and may continue to be more volatile if we announce that we are no longer pursuing a proposed transaction.

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

Any decline in demand for our services in the U.K. from publicly funded entities, private (including private medical insurance (“PMI”)) payers or any failure by us to extend current agreements or enter into alternative agreements on comparable terms with such entities could have an adverse effect on our average daily census (“ADC”), which would have a corresponding negative impact on our business, results of operations and financial condition. Further, there can be no assurances that we will be able to implement fee rate increases, which are a driver of our revenue from our operations, or not suffer from any decline in fee rates in the future. Should the effect of any increase in annual wages or other operating costs of the business exceed the effect of any increase in our fee rates or should our fee rates suffer a decline, we would have to absorb any costs that cannot be offset by our fees, which could have a negative impact on our business, results of operations and financial condition.

Publicly funded entities

A significant portion of our services funded by U.K. publicly funded entities are commissioned on a spot-purchase basis at prices determined by prevailing market conditions. It is generally a matter for the relevant commissioner to determine whether to use our services, and there is no guarantee that previous spot market purchasing activity by a commissioner will continue in the future or at all. We also have a number of fixed-term framework agreements which grant us preferred provider status with Local Authorities or the NHS typically lasting between one to three years. While we and the commissioners typically agree on pricing for 12 months, at times with discounts related to the number of beds purchased, the commissioners do not make minimum purchasing commitments under such agreements. As such, commissioners may decide to place existing and new service users with our competitors, including their own in-house service providers, on short notice. We also have a small number of fixed-period block contracts, where a set number of beds are paid for at a discount to spot prices regardless of occupancy. While we may have flexibility to increase spot rates for new admissions, any fee increases under our block contracts are restricted by the terms and conditions of those block contracts. Further, the block contracts may not perform as expected and disputes may arise in relation to contractual terms and service provision which may result in early termination and liabilities for damages, costs and expenses.

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

In addition, changing commissioning structures and practices, such as those under the Health and Social Care Act 2012, involve tendering processes that could result in failing to remain or become an approved provider. There are currently a number of commissioning initiatives involving public and independent providers that could change the distribution of in-patient beds in the U.K. Certain services that were historically commissioned centrally by NHS England are moving towards more local commissioning under NHS-led provider collaboratives in order to better meet patient needs and to enhance local care pathways. The first provider collaboratives are scheduled to be operational by April 2020 with NHS England intending to complete the roll-out of the delegation of the commissioning of its specialized mental health services over the following two years. Although we will be participating in all relevant provider collaboratives, we still face the risk that our ADC will decrease in areas where there is surplus capacity or more focus on community-based treatment, especially in circumstances where a NHS-led provider trust seeks to put its own interests ahead of the interests of the whole provider collaborative.

Under its ‘Transforming Care’ agenda, NHS England is engaged in an ongoing process of decommissioning secure inpatient hospital services for people with learning disabilities with a view to more patients being cared for in alternative community-based service. Over the course of the last year a number of our secure hospital wards have closed as part of this process and although NHS England has no immediate plans to decommission any more of our services, it is possible that further decommissioning will take place in the future. In January 2019, NHS England published its Long Term Plan for the NHS, central to which will be the creation of a network of integrated care systems. The plan makes little mention of the role of independent sector providers and it is most likely that the integrated care systems will be dominated by the incumbent NHS provider trusts. The NHS competition reforms introduced in

2012 gave independent sector providers statutory protection against unfair treatment by commissioners. NHS England’s proposed reversal of these reforms presents a risk that this protection could be lost such that it will become more difficult for independent sector providers to challenge commissioners’ preferential treatment of NHS provider trusts.

Private payers

Although we have agreements in place with a number of PMI plans where pricing is generally agreed annually, there is no obligation on the PMI plans to refer its members to us or to pay for its members to use our services. Further, we may not be able to renew our existing arrangements with PMI plans on terms comparable to what it has achieved in the past. Fee rates for self-paying individuals are adjusted on January 1 of each year depending on capacity and demand in the relevant service markets. Fees paid or reimbursed by PMI plans are typically adjusted in line with specific contract terms and are generally based on RPI and specific wage indices. Demand in both the PMI market and the self-pay is dependent on economic conditions, which impacts the number of people with sufficient income or capital to pay for insurance coverage or treatment themselves.

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

While the outsourcing by NHS England of healthcare services has been increasing in recent years, the need of NHS England to achieve substantial efficiency savings is likely to result in continued funding pressure in the pricing of such services. For instance, NHS Improvement, the NHS economic regulator, has, under NHS Tariff Rules, determined national prices across a range of NHS services and has issued extensive guidance on how they are to be applied, including provision for local variations to national tariffs, subject to approval by NHS Improvement. While none of our services are currently subject to national prices, the future application of any national prices regime upon our services could have a material adverse impact on our revenue.

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

The relationships that we have with commissioners is a key driver of referrals for our facilities in the U.K. Referrals to our U.K. business by the NHS accounted for a significant percentage of our revenue for the year ended December 31, 2019. Should there be a major reorganization of publicly funded entities including in relation to the provider collaborative program, we may need to rebuild such relationships which could result in a decrease in the number of referrals made to our facilities, which could have a corresponding material adverse effect on our business, results of operations, financial condition or prospects. Any actual or perceived deterioration in service quality, any serious incidents at our facilities or any other event that could cause commissioners to prefer other service providers over us could also adversely impact referrals from commissioners. Further, our business also depends, in part, on psychiatric and other medical consultants referring their patients to us for treatment either as in-patients or day patients. From time to time, consultants may decide to relocate or reposition their practices, retire or refer patients elsewhere with the result that there is a decrease in the number of referrals made to our facilities. A deterioration in relationships with commissioners or consultants or the decision by one or more commissioners or consultants to refer patients to our competitors or to stop all referrals would have an adverse effect on the ADC at our facilities in the U.K., which would have a corresponding negative impact on our business, results of operations and financial condition.

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

Furthermore, in April 2016, a new “National Living Wage” was introduced across the U.K., which was increased in April of each subsequent year and is scheduled to increase again in April 2020 with further annual increases expected until at least 2024. These changes to the National Living Wage have and will increase our operating costs and, unless we can increase revenue or reduce other costs, will reduce our margins.

In the U.K., there has been an increase in enforcement action by HMRC against employers who do not pay the NMW. In 2017 and early 2018 this action extended to fixed allowance payments for sleep-in shifts in the care sector. The industry standard practice has been to pay a fixed allowance to employees who sleep at sites at night with a “top-up” if an employee is woken and provides care to residents during the night. In July 2018, the Court of Appeal determined that sleep-in shifts were not subject to NMW legislation and HMRC stepped back from its enforcement action. However, the Court of Appeal’s judgment has been appealed to the Supreme Court. We expect the Supreme Court to issue a final ruling in the second quarter of 2020. If the Court of Appeal’s decision is overturned, it is likely that HMRC would recommence its enforcement activity. In such circumstances, we may be subject to (i) increased payments to employees for sleep-in shifts on an on-going basis; (ii) payments of up to six years of arrears to employees or former employees who have carried out sleep-in shifts at our U.K. Facilities; and (iii) payments of interest and penalties to HMRC, all of which would have a corresponding negative impact on our business, results of operations and financial condition.

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

In addition to U.S. data protection laws, we are subject to similar, and in some cases more restrictive, U.K. data protection laws. For example, the GDPR was introduced in May 2018 and provides heightened data protection requirements including more stringent consent requirements, data protection and security measures and requirements to appoint a data protection officer. Following a full scale review of the business’s operations, we have taken appropriate steps to ensure compliance with U.K. data protection laws and regulations; all internal policies and procedures have been reviewed and a full training module has been rolled out to all staff at all sites and central functions. Nevertheless we cannot guarantee that our facilities will not be subject to data breaches which could have a material adverse effect on our business, financial condition, or results of operations.

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

We have significant U.K. operations. Accordingly, we translate revenue and other results denominated in a foreign currency into U.S. dollars (“USD”) for our consolidated financial statements. During periods of a strengthening USD or weakening British pound (“GBP”), our reported international revenue and expenses could be reduced because foreign currencies may translate into fewer USD. Following the Brexit vote and subsequent developments, the GBP dropped to its lowest level against the USD in more than 30 years. Continued uncertainty over Brexit may cause the exchange rate to decline. If the exchange rate declines, our results of operations will be negatively impacted in future periods.

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

Although we have facilities in 40 states, the U.K. and Puerto Rico, we have substantial operations in the U.K., Pennsylvania, California, Arizona and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

For the year ended December 31, 2019, our revenue in the U.K. represented approximately 35% of our total revenue. Revenue from Pennsylvania, California, Arizona and Tennessee represented approximately 7%, 5%, 4% and 4% of our total revenue for the year ended December 31, 2019, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

In addition, some of our facilities are located in areas prone to hurricanes or wildfires. Natural disasters have historically had a disruptive effect on the operations of facilities and the patient populations in such areas. Our business activities could be significantly disrupted by wildfires, hurricanes or other natural disasters, and our property insurance may not be adequate to cover losses from such wildfires, storms or other natural disasters.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic, epidemic, outbreak of an infectious disease, such as the coronavirus known as COVID-19, or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially facilities with patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating such patients, other patients might fail to seek care at our facilities, and our reputation may be negatively affected. Further, a pandemic, epidemic or outbreak might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of pharmaceuticals and other medical supplies or by causing staffing shortages in our facilities.  Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business, financial condition or results of operations.

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

We are similarly unable to guarantee that current U.K. laws, regulations and regulatory assessment methodologies will not be modified or replaced in the future. Additionally, there is a risk that budget constraints, public spending cuts (such as the cuts announced by the U.K. government in the 2010 Comprehensive Spending Review and implemented in the 2011 and 2012 government budgets) or other financial pressures could cause the NHS and Local Authorities to reduce funding for the types of services that we provide. Although the government has announced that revenue funding for NHS England will grow by an average of 3.4% a year over the next five years from 2019, most of this funding will be needed to cover increases in NHS pay and to meet increased demand, particularly for acute and emergency services. Such policy changes in the U.K. could lead to fewer services from the independent sector being purchased by publicly funded entities or material changes being made to their procurement practices, any of which could materially reduce our revenue. These and other future developments and amendments may negatively impact our operations, which could have a material adverse effect on our business, financial condition or results of operations. See “—Expanding our operations internationally poses additional risks to our business.”

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2019, labor unions represented approximately 405 of our employees at four of our U.S. Facilities through seven collective bargaining agreements. The Royal College of Nursing represents nursing employees at our facilities in the U.K. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. The loss of the services of one or more of our senior executives, including our U.K. senior management team, or of a significant portion of our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could have a material adverse effect on our business, results of operations and financial condition

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2019, our estimated implicit price concessions represented approximately 12% of our accounts receivable balance as of such date. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage (including the repeal, replacement or modification of PPACA) could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Partnerships in Care is the sponsor of a defined benefit pension plan (the Partnerships in Care Limited Pension and Life Assurance Plan) that covers approximately 180 members in the U.K., most of whom are inactive and retired former employees. As of May 1, 2005, this plan was closed to new participants but then-current participants continue to accrue benefits, and effective May 2015, active participants no longer accrued benefits. At December 31, 2019, the net deficit recognized under GAAP in respect of this plan was £3.2 million.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by us or our existing stockholders, particularly our largest stockholders, our directors and executive officers, in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2019:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	4	469
Arkansas	6	713
California	25	462
Delaware	2	120
Florida	6	481
Georgia	5	380
Illinois	1	192
Indiana	7	227
Iowa	1	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	381
Maine	4	—
Maryland	3	—
Massachusetts	14	215
Michigan	6	406
Mississippi	3	446
Missouri	2	239
Nevada	5	134
New Hampshire	2	—
New Jersey	1	—
New Mexico	1	46
North Carolina	10	431
Ohio	5	210
Oklahoma	4	108
Oregon	6	—
Pennsylvania	32	1,515
Rhode Island	2	—
South Carolina	1	63
South Dakota	1	126
Tennessee	7	797
Texas	5	555
Utah	6	147
Vermont	1	—
Virginia	7	283
Washington	8	137
West Virginia	7	—
Wisconsin	14	35
International
Puerto Rico	1	172
United Kingdom	361	8,699
	585	18,189

Additionally, we provided outpatient services in Montana at December 31, 2019. See “Business— U.S. Operations” and “Business— U.K. Operations— Description of U.K. Facilities” for a summary description of our U.S. Facilities and U.K. Facilities that we own and lease. We currently lease approximately 61,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a) and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated and ordered stayed pending a ruling on the motion to dismiss that was filed in the St. Clair County v. Acadia Healthcare case described above. At this time, we are not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

In the fall of 2017, the Office of Inspector General issued subpoenas to three of our facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of our facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the Office of Inspector General issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. We are cooperating with the government’s investigation but are not able to quantify any potential liability in connection with these investigations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.”

Stockholders

As of February 28, 2020, there were approximately 512 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	620	$30.15	—	—
November 1 – November 30	4,888	$30.90	—	—
December 1 – December 31	2,289	$32.15	—	—
Total	7,797

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

Item 6. Selected Financial Data.

The selected financial data presented below for the years ended December 31, 2019, 2018 and 2017, and at December 31, 2019 and 2018, is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2016 and 2015, and at December 31, 2017, 2016 and 2015, is derived from our audited consolidated financial statements not included herein. The selected consolidated financial data below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below does not give effect to our acquisitions prior to the respective date of such acquisitions.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Income Statement Data:
Revenue before provision for doubtful accounts	$3,107,462	$3,012,442	$2,877,234	$2,852,823	$1,829,619
Provision for doubtful accounts	—	—	(40,918)	(41,909)	(35,127)
Revenue	3,107,462	3,012,442	2,836,316	2,810,914	1,794,492
Salaries, wages and benefits (1)	1,717,180	1,659,348	1,536,160	1,541,854	973,732
Professional fees	240,983	227,425	196,223	185,486	116,463
Supplies	123,061	119,314	114,439	117,425	80,663
Rents and leases	82,229	80,282	76,775	73,348	32,528
Other operating expenses	375,433	354,498	331,827	312,556	206,746
Depreciation and amortization	164,044	158,832	143,010	135,103	63,550
Interest expense, net	187,094	185,410	176,007	181,325	106,742
Debt extinguishment costs	—	1,815	810	4,253	10,818
Legal settlements expense	—	22,076	—	—	—
Loss on impairment	54,386	337,889	—	—	—
Loss on divestiture	—	—	—	178,809	—
(Gain) loss on foreign currency derivatives	—	—	—	(523)	1,926
Transaction-related expenses	27,064	34,507	24,267	48,323	36,571
Income (loss) from continuing operations, before income taxes	135,988	(168,954)	236,798	32,955	164,753
Provision for income taxes	25,866	6,532	37,209	28,779	53,388
Income (loss) from continuing operations	110,122	(175,486)	199,589	4,176	111,365
Income from discontinued operations, net of income taxes	—	—	—	—	111
Net income (loss)	110,122	(175,486)	199,589	4,176	111,476
Net (income) loss attributable to noncontrolling interests	(1,199)	(264)	246	1,967	1,078
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$108,923	$(175,750)	$199,835	$6,143	$112,554
Income (loss) from continuing operations per share basic	$1.24	$(2.01)	$2.30	$0.07	$1.65
Income (loss) from continuing operations per share diluted	$1.24	$(2.01)	$2.30	$0.07	$1.64
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$124,192	$50,510	$67,290	$57,063	$11,215
Total assets	6,879,142	6,172,504	6,424,502	6,024,726	4,279,208
Total debt	3,149,099	3,193,487	3,239,888	3,287,809	2,240,744
Total equity	2,505,381	2,333,307	2,572,871	2,167,724	1,683,028

(1)

Salaries, wages and benefits for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 include $17.3 million, $22.0 million, $23.5 million, $28.3 million and $20.5 million, respectively, of equity-based compensation expense.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies in the U.S. and the U.K.;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
•	our ability to enter into and successfully complete any strategic transaction related to our U.K. operations;
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

•	our future cash flow and earnings;
•	our restrictive covenants, which may restrict our business and financing activities;
•	our ability to make payments on our financing arrangements;
•	the impact of the economic and employment conditions in the U.S. and the U.K. on our business and future results of operations;
•	the impact of adverse weather conditions, including the effects of hurricanes;
•	the impact of pandemics, epidemics or outbreaks of infectious diseases, including the coronavirus known as COVID-19;
•	compliance with laws and government regulations;
•

the impact of claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employee related claims;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	any failure to comply with the terms of the CIA;
•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;
•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
•	changes in interpretations, assumptions and expectations regarding the Tax Act, including additional guidance that may be issued by federal and state taxing authorities;
•	failure to maintain effective internal control over financial reporting;
•	the impact of fluctuations in our operating results, quarter to quarter earnings and other factors on the price of our securities;
•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;
•	the impact of value-based purchasing programs on our revenue; and
•	those risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2019, we operated 585 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico. During the year ended December 31, 2019, we acquired 11 facilities and added 585 beds (exclusive of acquisitions), including 425 added to existing facilities and 160 added through the opening of two de novo facilities. For the year ending December 31, 2020, we expect to add approximately 600 total beds exclusive of acquisitions.

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

During 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. In January 2020, we launched a formal process regarding the sale of our U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with our advisors, we solicited and have received initial, non-binding offers to acquire our U.K. business from multiple bidders. We are now in the second phase of the sale process, during which interested bidders will receive proposed transaction documents and complete their confirmatory due diligence.

Acquisitions

On April 1, 2019, we completed the acquisition of Bradford, a specialty treatment facility with 46 beds located in Millerton, Pennsylvania, for cash consideration of approximately $4.5 million.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Revenue before provision for doubtful accounts	$3,107,462		$3,012,442		$2,877,234
Provision for doubtful accounts	—		—		(40,918)
Revenue	3,107,462	100.0%	3,012,442	100.0%	2,836,316	100.0%
Salaries, wages and benefits	1,717,180	55.3%	1,659,348	55.1%	1,536,160	54.2%
Professional fees	240,983	7.8%	227,425	7.5%	196,223	6.9%
Supplies	123,061	4.0%	119,314	4.0%	114,439	4.0%
Rents and leases	82,229	2.6%	80,282	2.7%	76,775	2.7%
Other operating expenses	375,433	12.1%	354,498	11.8%	331,827	11.7%
Depreciation and amortization	164,044	5.3%	158,832	5.3%	143,010	5.0%
Interest expense, net	187,094	6.0%	185,410	6.2%	176,007	6.2%
Debt extinguishment costs	—	0.0%	1,815	0.1%	810	0.0%
Legal settlements expense	—	0.0%	22,076	0.7%	—	0.0%
Loss on impairment	54,386	1.8%	337,889	11.2%	—	0.0%
Transaction-related expenses	27,064	0.9%	34,507	1.1%	24,267	0.9%
	2,971,474	95.8%	3,181,396	105.7%	2,599,518	91.6%
Income (loss) before income taxes	135,988	4.2%	(168,954)	-5.7%	236,798	8.4%
Provision for income taxes	25,866	0.8%	6,532	0.2%	37,209	1.3%
Net income (loss)	110,122	3.4%	(175,486)	-5.9%	199,589	7.0%
Net (income) loss attributable to noncontrolling interest	(1,199)	-0.1%	(264)	-0.1%	246	0.0%
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$108,923	3.5%	$(175,750)	-5.8%	$199,835	7.0%

Segments

At December 31, 2019, the U.S. Facilities segment included 224 behavioral healthcare facilities with approximately 9,500 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 361 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the years ended December 31, 2019 and 2018 compared to same periods in the previous years:

	Year Ended December 31,
	2019	2018
U.S. Same Facility Results (a)
Revenue growth	5.8%	5.4%
Patient days growth	3.2%	2.7%
Admissions growth	4.0%	4.3%
Average length of stay change (b)	-0.8%	-1.6%
Revenue per patient day growth	2.5%	2.7%
EBITDA margin change (c)	-30bps	-20bps
(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, legal settlements expense, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. Management uses Segment EBITDA as an analytical indicator to measure the performance of our segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the years ended December 31, 2019 and 2018 compared to the same periods in the previous years:

	Year Ended December 31,
	2019	2018
U.K. Same Facility Results (a,c)
Revenue growth	3.8%	4.7%
Patient days growth	-0.6%	1.6%
Admissions growth	-1.9%	-0.4%
Average length of stay change (b)	1.3%	2.0%
Revenue per patient day growth	4.4%	3.1%
EBITDA margin change (d,e)	-220bps	-240bps
(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the previous year is adjusted to reflect the foreign currency exchange rate for the comparable period of the current year in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.
(e)	For the years ended December 31, 2019 and 2018, U.K. EBITDA margin was affected by lower census and higher operating expenses including labor in particular.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue. Revenue increased $95.0 million, or 3.2%, to $3.1 billion for the year ended December 31, 2019 from $3.0 billion for the year ended December 31, 2018 resulting from same facility revenue growth of 5.1% offset by $48.0 million as a result of the decrease in the exchange rate between USD and GBP. During the year ended December 31, 2019, we generated $2.0 billion of revenue, or 64.6% of our total revenue, from our U.S. Facilities and $1.1 billion of revenue, or 35.4% of our total revenue, from our U.K. Facilities. During the year ended December 31, 2018, we generated $1.9 billion of revenue, or 63.2% of our total revenue, from our U.S. Facilities and $1.1 billion of revenue, or 36.8% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $106.7 million, or 5.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, resulting from same facility growth in patient days of 3.2% and an increase in same facility revenue per day of 2.5%. Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from the addition of beds to our existing facilities and ongoing demand for our services. U.K. same facility revenue increased by $36.7 million, or 3.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, resulting from an increase in same facility revenue per day of 4.4% offset by a decline in same facility patient days of 0.6%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1.7 billion for the year ended December 31, 2019 compared to $1.7 billion for the year ended December 31, 2018, an increase of $57.8 million. SWB expense included $17.3 million and $22.0 million of equity-based compensation expense for the years ended December 31, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $1.7 billion, or 54.7% of revenue, for the year ended December 31, 2019, compared to $1.6 billion, or 54.4% of revenue, for the year ended December 31, 2018. Same facility SWB expense was $1.5 billion for the year ended December 31, 2019, or 51.9% of revenue compared to $1.5 billion for the year ended December 31, 2018, or 51.5% of revenue.

Professional fees. Professional fees were $241.0 million for the year ended December 31, 2019, or 7.8% of revenue, compared to $227.4 million for the year ended December 31, 2018, or 7.5% of revenue. Same facility professional fees were $209.2 million for the year ended December 31, 2019, or 7.1% of revenue, compared to $192.6 million, for the year ended December 31, 2018, or 6.8% of revenue.

Supplies. Supplies expense was $123.1 million for the year ended December 31, 2019, or 4.0% of revenue, compared to $119.3 million for the year ended December 31, 2018, or 4.0% of revenue. Same facility supplies expense was $114.6 million for the year ended December 31, 2019, or 3.9% of revenue, compared to $109.4 million for the year ended December 31, 2018, or 3.9% of revenue.

Rents and leases. Rents and leases were $82.2 million for the year ended December 31, 2019, or 2.6% of revenue, compared to $80.3 million for the year ended December 31, 2018, or 2.7% of revenue. Same facility rents and leases were $66.6 million for the year ended December 31, 2019, or 2.3% of revenue, compared to $62.6 million for the year ended December 31, 2018, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $375.4 million for the year ended December 31, 2019, or 12.1% of revenue, compared to $354.5 million for the year ended December 31, 2018, or 11.8% of revenue. Same facility other operating expenses were $348.7 million for the year ended December 31, 2019, or 11.8% of revenue, compared to $325.2 million for the year ended December 31, 2018, or 11.6% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $164.0 million for the year ended December 31, 2019, or 5.3% of revenue, compared to $158.8 million for the year ended December 31, 2018, or 5.3% of revenue.

Interest expense. Interest expense was $187.1 million for the year ended December 31, 2019 compared to $185.4 million for the year ended December 31, 2018. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt slightly offset by the lower interest rates as a result of the Second Repricing Facilities Amendments to the Amended and Restated Credit Agreement.

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

Loss on impairment. Loss on impairment of $54.4 million for the year ended December 31, 2019 represents a non-cash long-lived asset impairment charge of $27.2 million related to two closed U.S. Facilities and $27.2 million related to certain closed U.K. Facilities. Loss on impairment of $337.9 million for the year ended December 31, 2018 represents a non-cash goodwill impairment charge of $325.9 million and a non-cash long-lived asset impairment charge of $12.0 million related to certain U.K. Facilities.

Transaction-related expenses. Transaction-related expenses were $27.1 million for the year ended December 31, 2019 compared to $34.5 million for the year ended December 31, 2018. Transaction-related expenses represent costs incurred in the respective periods primarily related to termination, restructuring, strategic review, management transition and other acquisition-related costs.

Transaction-related expenses are as summarized below (in thousands):

	Year Ended December 31,
	2019	2018
Termination, restructuring and strategic review costs	$18,233	$16,785
Management transition costs	5,529	14,033
Legal, accounting and other acquisition-related costs	3,302	3,689
	$27,064	$34,507

Provision for income taxes. For the year ended December 31, 2019, the provision for income taxes was $25.9 million, reflecting an effective tax rate of 19.0%, compared to $6.5 million, reflecting an effective tax rate of (3.9)%, for 2018. The change in the effective tax rate for the year ended December 31, 2019 was primarily attributable to the disparity in the accounting treatment and the tax treatment of the loss on impairment recorded in 2018.

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

Legal settlements expense. Legal settlement costs of $22.1 million for the year ended December 31, 2018 represent $19.0 million related to the government investigation of the Company’s billing for lab services in West Virginia and $3.1 million related to the resolution of the shareholder class action lawsuit filed in 2011 in connection with our merger with PHC.

Loss on impairment. Loss on impairment of $337.9 million for the year ended December 31, 2018 represents a non-cash goodwill impairment charge of $325.9 million and a non-cash long-lived asset impairment charge of $12.0 million related to our U.K. Facilities.

Transaction-related expenses. Transaction-related expenses were $34.5 million for the year ended December 31, 2018 compared to $24.3 million for the year ended December 31, 2017. Transaction-related expenses represent costs incurred in the respective periods primarily related to termination, restructuring, strategic review, management transition and other acquisition-related costs.

Transaction-related expenses are as summarized below (in thousands):

	Year Ended December 31,
	2018	2017
Termination, restructuring and strategic review costs	$16,785	$19,469
Management transition costs	14,033	—
Legal, accounting and other acquisition-related costs	3,689	4,798
	$34,507	$24,267

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

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2019 was $332.9 million compared to $416.6 million for the year ended December 31, 2018. The decrease in cash provided by continuing operating activities was primarily attributable to the decline in earnings in our U.K. Facilities, legal settlement payments and an increase in net cash paid for taxes. Days sales outstanding at December 31, 2019 was 40 compared to 39 at December 31, 2018. At December 31, 2019 and December 31, 2018, we had working capital of $78.6 million and $34.0 million, respectively.

Cash used in investing activities for the year ended December 31, 2019 was $201.1 million compared to $361.0 million for the year ended December 31, 2018. Cash used in investing activities for the year ended December 31, 2019 primarily consisted of cash paid for acquisitions of $45.7 million, $284.7 million of cash paid for capital expenditures and $7.6 million of cash paid for real estate offset by settlement of foreign currency derivatives of $105.0 million, proceeds from sale of property and equipment of $18.1 million and other of $13.8 million. Cash paid for capital expenditures for the year ended December 31, 2019 consisted of $94.7 million of routine capital expenditures and $190.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 3.0% of revenue for the year ended December 31, 2019. Cash used in investing activities for the year ended December 31, 2018 primarily consisted of $341.5 million of cash paid for capital expenditures, $18.4 million of cash paid for real estate acquisitions and other of $9.4 million offset by $8.3 million from sale of property and equipment. Cash paid for capital expenditures for the year ended December 31, 2018 consisted of $74.1 million of routine capital expenditures and $267.4 million of expansion capital expenditures.

Cash used in financing activities for the year ended December 31, 2019 was $61.6 million compared to $67.3 million for the year ended December 31, 2018. Cash used in financing activities for the year ended December 31, 2019 primarily consisted of principal payments on revolving credit facility of $76.6 million, principal payments on long-term debt of $53.0 million, other of $6.8 million, common stock withheld for minimum statutory taxes of $1.6 million and distributions to noncontrolling interests of $0.2 million offset by borrowings on revolving credit facility of $76.6 million. Cash provided by financing activities for the year ended December 31, 2018 primarily consisted of principal payments on long-term debt of $39.7 million, repayment of long-term debt of $21.9 million, common stock withheld for minimum statutory taxes of $3.4 million and other of $2.3 million.

We had total available cash and cash equivalents of $124.2 million, $50.5 million and $67.3 million at December 31, 2019, 2018 and 2017, respectively, of which approximately $23.2 million, $18.0 million and $20.4 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

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

We had $485.1 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.9 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility. On November 15, 2019, we made an additional payment of $20.0 million, including $7.0 million on the Tranche B-3 Facility and $13.0 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.5% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.5% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At December 31, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.5%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

At December 31, 2019, we were in compliance with all of the above covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$203,006	$1,501,834	$1,944,487	$—	$3,649,327
Operating leases	61,857	111,674	97,219	689,931	960,681
Purchase and other obligations (2)	7,494	38,305	2,376	25,088	73,263
Total obligations and commitments	$272,357	$1,651,813	$2,044,082	$715,019	$4,683,271

(1)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2019.
(2)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2019, we had standby letters of credit outstanding of $14.9 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2019 was composed of $1.6 billion of fixed-rate debt and $1.5 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.43% higher rate on our variable-rate debt) would decrease our net income and cash flows by $4.4 million on an annual basis based upon our borrowing level at December 31, 2019.

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

Foreign Currency Risk

The functional currency for our U.K. Facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of approximately $7.3 million on an annual basis.

In May 2016, we entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency exchange risk by effectively converting a portion of our fixed-rate USD denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate, GBP-denominated debt of £449.3 million. In August 2019, we terminated our existing net investment cross currency swap derivatives of $105.0 million. Cash received from the termination of the cross currency swap derivatives is included in investing activities in the consolidated statement of cash flows. The related gain from this termination is included in accumulated other comprehensive loss in accordance with ASC 815-30-40-1.

In August 2019, we also entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of our fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £538.1 million. During the term of the swap agreements, we will receive semi-annual interest payments in USD from the counterparties at fixed interest rates, and we will make semi-annual interest payments in GBP to the counterparties at fixed interest rates. The interest payments under the cross-

currency swap agreements result in £25.4 million of annual cash flows from our U.K. business being converted to $35.8 million. The cross currency swap agreements limit the impact of changes in the exchange rate on our cash flows and leverage.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. Our cost report receivables were $13.7 million and $10.3 million at December 31, 2019 and 2018, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in a decrease to revenue of $0.4 million for the year ended December 31, 2019 and increase of $0.5 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Commercial	$565,350	28.2%	$573,089	30.1%	$569,242	30.8%
Medicare	294,691	14.7%	280,340	14.7%	281,270	15.2%
Medicaid	1,007,102	50.1%	893,644	46.9%	796,375	43.0%
Self-Pay	118,716	5.9%	134,054	7.1%	169,727	9.2%
Other	22,522	1.1%	23,568	1.2%	33,942	1.8%
Revenue before provision for doubtful accounts	2,008,381	100.0%	1,904,695	100.0%	1,850,556	100.0%
Provision for doubtful accounts	—		—		(40,712)
Revenue	$2,008,381		$1,904,695		$1,809,844

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$991,353	90.2%	$1,000,828	90.3%	$922,159	89.8%
Self-Pay	105,430	9.6%	104,824	9.5%	95,687	9.3%
Other	2,298	0.2%	2,095	0.2%	8,832	0.9%
Revenue before provision for doubtful accounts	1,099,081	100.0%	1,107,747	100.0%	1,026,678	100.0%
Provision for doubtful accounts	—		—		(206)
Revenue	$1,099,081		$1,107,747		$1,026,472
The following tables present a summary of our aging of accounts receivable at December 31, 2019 and 2018:

December 31, 2019

	Current	30-90	90-150	>150	Total
Commercial	15.2%	6.2%	3.9%	6.3%	31.6%
Medicare	10.3%	1.4%	0.4%	0.9%	13.0%
Medicaid	23.3%	5.9%	3.4%	6.8%	39.4%
NHS	6.3%	1.6%	0.0%	0.0%	7.9%
Self-Pay	1.8%	1.4%	1.4%	2.5%	7.1%
Other	0.6%	0.2%	0.1%	0.1%	1.0%
Total	57.5%	16.7%	9.2%	16.6%	100.0%

December 31, 2018

	Current	30-90	90-150	>150	Total
Commercial	14.8%	6.3%	2.7%	5.3%	29.1%
Medicare	9.8%	1.8%	0.6%	0.9%	13.1%
Medicaid	22.4%	6.4%	3.4%	7.4%	39.6%
NHS	6.0%	2.4%	0.0%	0.0%	8.4%
Self-Pay	1.8%	1.7%	1.7%	3.2%	8.4%
Other	0.4%	0.3%	0.2%	0.5%	1.4%
Total	55.2%	18.9%	8.6%	17.3%	100.0%

Medicaid accounts receivable at December 31, 2019 and 2018 included approximately $1.4 million and $1.5 million, respectively, of accounts pending Medicaid approval.

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary. We are self-insured for professional liability claims up to $3.0 million per claim and have obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $52.6 million at December 31, 2019, of which $4.7 million was included in other accrued liabilities and $47.9 million was included in other long-term liabilities. The professional and general liability reserve was $42.8 million at December 31, 2018, of which $5.0 million was included in other accrued liabilities and $37.8 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $8.5 million at December 31, 2019, of which $3.0 million was included in other current assets and $5.5 million was included in other assets, and such receivable was $8.2 million at December 31, 2018, of which $2.1 million was included in other current assets and $6.1 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $20.8 million at December 31, 2019, of which $10.0 million was included in accrued salaries and benefits and $10.8 million was included in other long-term liabilities, and such liability was $19.3 million at December 31, 2018, of which $10.0 million was included in accrued salaries and benefits and $9.3 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $164.0 million, $158.8 million and $143.0 million for the years ended years ended December 31, 2019, 2018 and 2017, respectively.

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

We performed an impairment review of long-lived assets in the fourth quarter of 2019, which indicated the carrying amounts of long-lived assets in two closed U.S. Facilities and certain U.K. Facilities may not be recoverable. This created a non-cash loss on impairment of $54.4 million for the year ended December 31, 2019. A 2018 impairment review resulted in a non-cash loss on impairment of $12.0 million for the year ended December 31, 2018 related to certain U.K. Facilities. These items were recorded in loss on impairment on our consolidated statements of operations. No impairment was recorded for the year ended December 31, 2017.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of license and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. We have two operating segments for segment reporting purposes, U.S. Facilities and U.K. Facilities, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test.

Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2019 resulted in no impairment charges. Our annual goodwill impairment test performed as of October 1, 2018 considered the recent financial performance, including the labor market pressures faced by our U.K. Facilities. The 2018 impairment test for the U.S. Facilities indicated estimated fair value exceeded carrying value, and therefore no impairment was recorded. The 2018 impairment test for the U.K. Facilities indicated carrying value exceeded the estimated fair value. The difference was recorded as a non-cash loss on impairment of $325.9 million for the year ended December 31, 2018 within loss on impairment in the consolidated statements of operations. Our annual impairment tests of goodwill and other indefinite-lived intangible assets in 2017 resulted in no impairment charges.

In performing the goodwill impairment test, we used a combination of the income and market approaches to estimate fair value of our reporting units. Determining fair value requires substantial judgement and use of significant unobservable inputs, which are categorized as Level 3 fair value measurements. For the income approach, we used a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. Our internal forecasts include estimates of growth rates and profitability based on our current views of the long-term outlook of each reporting unit and may materially differ from actual results. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of each reporting unit. The discount rates used in our analysis range from 10.0% to 10.5% and correspond to the risks inherent in each reporting unit. For the market approach, we compared our reporting units to guideline companies actively traded in public markets and included a control premium, which was based on acquisition premiums of selected companies similar to our reporting units. Estimating fair values of our reporting units includes substantial judgement and significant estimates and may materially differ from actual results. Changes in assumptions, industry or peer groups could negatively impact estimated fair value.

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

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and included certain other changes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

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

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders (2)	2,607,560	(3)	$39.40	2,903,059
Equity Compensation Plans Not Approved by Stockholders (4)	5,000		$6.60	—
Total	2,612,560			2,903,059

(1)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(2)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(3)	Includes 447,357 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.
(4)

Includes stock options issued pursuant to the PHC, Inc. 2004 Non-Employee Director Stock Option Plan. On November 1, 2011, we issued options to purchase shares of our Common Stock as replacements for PHC, Inc. options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020 is incorporated herein by reference.

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

2.13

Sale and Purchase Deed, dated as of December 31, 2015, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (bb)

2.14

Amendment to Sale and Purchase Deed, by and among Whitewell UK Investments 1 Limited, the institutional sellers named therein, Appleby Trust (Jersey) Limited, the management sellers named therein, and the Company. (cc)

3.1

Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (jj)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (jj)

4.1	Indenture, dated as of March 12, 2013, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (l)

4.2	Form of 6.125% Senior Note due 2021. (Included in Exhibit 4.1)

4.3	Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (m)

4.4	Supplemental Indenture, dated as of August 4, 2014, to the Indenture, dated as of July 1, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (n)

4.5	Form of 5.125% Senior Note due 2022. (Included in Exhibit 4.3)

4.6	Indenture, dated February 11, 2015, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (o)

4.7	Form of 5.625% Senior Note due 2023. (Included in Exhibit 4.6)

4.8	Indenture, dated February 16, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (ee)

4.9	Form of 6.500% Senior Note due 2024. (Included in Exhibit 4.8)

4.10	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (j)

4.11	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (p)

4.12	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (bb)

4.13	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (ee)

4.14*	Description of the Company’s Securities.

10.1

Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (g)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (l)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (q)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (r)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (s)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (t)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (u)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (o)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (o)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (aa)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (dd)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (ee)

10.13	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Credit Agreement. (ff)

10.14	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Credit Agreement. (gg)

10.15	Tenth Amendment, dated November 22, 2016, to the Credit Agreement. (hh)

10.16	Refinancing Facilities Amendment, dated November 30, 2016, to the Credit Agreement. (hh)

10.17	Third Repricing Amendment, dated May 10, 2017, to the Amended and Restated Credit Agreement. (ii)

10.18	Second Refinancing Facilities Amendment, dated March 22, 2018, to the Credit Agreement. (kk)

10.19	Third Refinancing Facilities Amendment, dated March 29, 2018, to the Credit Agreement. (ll)

10.20	Eleventh Amendment, dated February 6, 2019, to the Credit Agreement. (oo)

10.21	Twelfth Amendment, dated February 27, 2019, to the Credit Agreement. (oo)

†10.22	Employment Agreement, dated as of December 16, 2018, by and between Acadia Management Company, Inc. and Debra K. Osteen. (mm)

†10.23	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (v)

†10.24	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (v)

†10.25	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (pp)

†10.26	Employment Agreement, dated August 6, 2019, by and between Acadia Management Company, Inc. and Laurence L. Harrod. (qq)

†10.27	PHC, Inc.’s 2004 Non-Employee Director Stock Option Plan. (w)

†10.28	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (x)

†10.29	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (y)

†10.30	Form of Restricted Stock Unit Agreement. (nn)

†10.31	Form of Incentive Stock Option Agreement. (b)

†10.32	Form of Non-Qualified Stock Option Agreement. (b)

†10.33	Form of Restricted Stock Agreement. (nn)

†10.34	Form of Stock Appreciation Rights Agreement. (b)

†10.35	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (z)

†10.36	Nonmanagement Director Compensation Program, effective January 1, 2013. (z)

10.37	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (k)

10.38	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (k)

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed May 25, 2011 (File No. 001-33323).
(b)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(c)	Incorporated by reference to exhibits filed with PHC, Inc.’s Current Report on Form 8-K filed March 18, 2011 (File No. 001-33323).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 5, 2012 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 4, 2012 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 27, 2012 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 6, 2014 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 2, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4 filed August 8, 2014 (File No. 333-198004).

(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with PHC, Inc.’s registration statement on Form S-8 filed April 5, 2005 (File No. 333-123842).
(x)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(y)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(bb)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 8, 2016 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 30, 2016 (File No. 001-35331).
(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 10, 2017 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(kk)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 27, 2018 (File No. 001-35331).
(ll)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 2, 2018 (File No. 001-35331).
(mm)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 17, 2018 (File No. 001-35331).
(nn)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(oo)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35331).
(pp)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(qq)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter How We Addressed the Matter in Our Audit

Revenue Recognition

For the year ended December 31, 2019 the Company recognized $3.1 billion of revenue, of which $2.0 billion was recognized from services in its U.S. Facilities and $1.1 billion was recognized from services in its U.K. Facilities. As discussed in Note 3 of the consolidated financial statements, the Company determines the transaction price for services to patients in its U.S. Facilities based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

For the U.S. Facilities, auditing management’s revenue recognition and its estimates of contractual adjustments, discounts and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in estimating the related amounts. Various reimbursement programs under which these amounts must be estimated are complex and subject to interpretation and adjustment. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition, including controls over key data inputs to the contractual adjustment, discount and implicit price concession estimates and management’s review and consideration of retrospective analyses of historical expected cash collections compared to subsequent actual collections.

To test the revenue recognized, we performed audit procedures that included, among others, testing the validity of a sample of revenue transactions and the completeness and accuracy of data inputs to the estimates of contractual adjustments, discounts and implicit price concessions, including payor contractual terms, historical collection experience, subsequent collection experience and correspondence with payors. We assessed the historical accuracy of management’s estimates based on subsequent collection experience and used the assessment as a source of potential corroborative or contrary evidence supporting management’s assumptions of future collections of existing accounts receivable.

Valuation of Goodwill
Description of the Matter How We Addressed the Matter in Our Audit

At December 31, 2019, the Company’s goodwill was $2.4 billion. As discussed in Note 2 of the consolidated financial statements, impairment of goodwill is evaluated at least annually at the reporting unit level or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. The Company has two operating segments, U.S. Facilities and U.K. Facilities, for segment reporting purposes, each of which represents a reporting unit for purposes of the Company’s goodwill impairment evaluation. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date and, at December 31, 2019, the Company’s goodwill was assigned $2.1 billion to the U.S. Facilities reporting unit and $364.0 million to the U.K. reporting unit.

Auditing management’s annual goodwill impairment evaluation was complex and judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions around (i) internal forecast of future cash flows, which included estimates of growth rates and profitability over future periods, plus a terminal value, discounted to present value using a risk-adjusted rate of return, and (ii) comparisons to trading multiples of guideline companies actively traded in public markets, which included estimates of control premiums based on acquisition premiums of similar companies.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, involving our valuation specialists to assist in assessing the appropriateness of the valuation methodologies utilized and testing the significant assumptions discussed above. We tested the completeness and accuracy of the underlying data used by the Company in its evaluation. We compared the significant assumptions used by management to past performance and assessed the historical accuracy of management’s forecasts. We performed sensitivity analyses of the impact of changes to the assumptions on the resulting estimate of the fair value of the reporting units. Additionally, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company to evaluate the reasonableness of the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Nashville, Tennessee

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 28, 2020

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$124,192	$50,510
Accounts receivable, net	339,775	318,087
Other current assets	78,244	81,820
Total current assets	542,211	450,417
Property and equipment, net	3,224,034	3,107,766
Goodwill	2,449,131	2,396,412
Intangible assets, net	90,357	88,990
Deferred tax assets	3,339	3,468
Derivative instrument assets	—	60,524
Operating lease right-of-use assets	501,837	—
Other assets	68,233	64,927
Total assets	$6,879,142	$6,172,504
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$43,679	$34,112
Accounts payable	127,045	117,740
Accrued salaries and benefits	122,552	113,299
Current portion of operating lease liabilities	29,140	—
Other accrued liabilities	141,160	151,226
Total current liabilities	463,576	416,377
Long-term debt	3,105,420	3,159,375
Deferred tax liabilities	71,860	80,372
Operating lease liabilities	502,252	—
Derivative instrument liabilities	68,915	—
Other liabilities	128,587	154,267
Total liabilities	4,340,610	3,810,391
Redeemable noncontrolling interests	33,151	28,806
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,715,591 and 87,444,473 issued and outstanding as of December 31, 2019 and 2018, respectively	877	874
Additional paid-in capital	2,557,642	2,541,987
Accumulated other comprehensive loss	(414,884)	(462,377)
Retained earnings	361,746	252,823
Total equity	2,505,381	2,333,307
Total liabilities and equity	$6,879,142	$6,172,504

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenue before provision for doubtful accounts	$3,107,462	$3,012,442	$2,877,234
Provision for doubtful accounts	—	—	(40,918)
Revenue	3,107,462	3,012,442	2,836,316
Salaries, wages and benefits (including equity-based compensation expense of $17,307, $22,001 and $23,467, respectively)	1,717,180	1,659,348	1,536,160
Professional fees	240,983	227,425	196,223
Supplies	123,061	119,314	114,439
Rents and leases	82,229	80,282	76,775
Other operating expenses	375,433	354,498	331,827
Depreciation and amortization	164,044	158,832	143,010
Interest expense, net	187,094	185,410	176,007
Debt extinguishment costs	—	1,815	810
Legal settlements expense	—	22,076	—
Loss on impairment	54,386	337,889	—
Transaction-related expenses	27,064	34,507	24,267
Total expenses	2,971,474	3,181,396	2,599,518
Income (loss) before income taxes	135,988	(168,954)	236,798
Provision for income taxes	25,866	6,532	37,209
Net income (loss)	110,122	(175,486)	199,589
Net (income) loss attributable to noncontrolling interests	(1,199)	(264)	246
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$108,923	$(175,750)	$199,835
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$1.24	$(2.01)	$2.30
Diluted	$1.24	$(2.01)	$2.30
Weighted-average shares outstanding:
Basic	87,612	87,288	86,948
Diluted	87,816	87,288	87,060

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$110,122	$(175,486)	$199,589
Other comprehensive income (loss):
Foreign currency translation gain (loss)	69,811	(127,521)	206,784
(Loss) gain on derivative instruments, net of tax of $(3.6) million, $12.7 million and $(22.9) million, respectively	(19,008)	36,799	(33,431)
Pension liability adjustment, net of tax of $(0.6) million, $0.3 million and $0.4 million, respectively	(3,310)	2,463	2,099
Other comprehensive income (loss)	47,493	(88,259)	175,452
Comprehensive income (loss)	157,615	(263,745)	375,041
Comprehensive (income) loss attributable to noncontrolling interests	(1,199)	(264)	246
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$156,416	$(264,009)	$375,287

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2017	86,688	$867	$2,496,288	$(549,570)	$220,139	$2,167,724
Common stock issued under stock incentive plans	372	4	2,065	—	—	2,069
Common stock withheld for minimum statutory taxes	—	—	(5,524)	—	—	(5,524)
Equity-based compensation expense	—	—	23,467	—	—	23,467
Cumulative effect of change in accounting principle	—	—	—	—	8,599	8,599
Other comprehensive income	—	—	—	175,452	—	175,452
Other	—	—	1,249	—	—	1,249
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	199,835	199,835
Balance at December 31, 2017	87,060	871	2,517,545	(374,118)	428,573	2,572,871
Common stock issued under stock incentive plans	384	3	371	—	—	374
Common stock withheld for minimum statutory taxes	—	—	(3,781)	—	—	(3,781)
Equity-based compensation expense	—	—	22,001	—	—	22,001
Other comprehensive loss	—	—	—	(88,259)	—	(88,259)
Other	—	—	5,851	—	—	5,851
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(175,750)	(175,750)
Balance at December 31, 2018	87,444	874	2,541,987	(462,377)	252,823	2,333,307
Common stock issued under stock incentive plans	271	3	566	—	—	569
Common stock withheld for minimum statutory taxes	—	—	(2,218)	—	—	(2,218)
Equity-based compensation expense	—	—	17,307	—	—	17,307
Other comprehensive income	—	—	—	47,493	—	47,493
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	108,923	108,923
Balance at December 31, 2019	87,715	$877	$2,557,642	$(414,884)	$361,746	$2,505,381

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating activities:
Net income (loss)	$110,122	$(175,486)	$199,589
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	164,044	158,832	143,010
Amortization of debt issuance costs	11,987	10,456	9,855
Equity-based compensation expense	17,307	22,001	23,467
Deferred income taxes	1,780	(9,714)	31,372
Debt extinguishment costs	—	1,815	810
Legal settlements expense	—	22,076	—
Loss on impairment	54,386	337,889	—
Other	4,035	12,371	11,412
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(19,060)	(16,821)	(28,570)
Other current assets	(1,344)	13,864	20,808
Other assets	(73)	2,762	(3,176)
Accounts payable and other accrued liabilities	(21,354)	26,054	(10,113)
Accrued salaries and benefits	7,820	15,748	(8,988)
Other liabilities	3,254	(5,219)	11,794
Net cash provided by continuing operating activities	332,904	416,628	401,270
Net cash used in discontinued operating activities	—	(2,548)	(1,693)
Net cash provided by operating activities	332,904	414,080	399,577
Investing activities:
Cash paid for acquisitions, net of cash acquired	(45,677)	—	(18,191)
Cash paid for capital expenditures	(284,682)	(341,462)	(274,177)
Cash paid for real estate acquisitions	(7,618)	(18,383)	(41,057)
Settlement of foreign currency derivatives	105,008	—	—
Proceeds from sale of property and equipment	18,076	8,248	5,252
Other	13,752	(9,367)	(8,353)
Net cash used in investing activities	(201,141)	(360,964)	(336,526)
Financing activities:
Borrowings on revolving credit facility	76,573	—	—
Principal payments on revolving credit facility	(76,573)	—	—
Principal payments on long-term debt	(52,984)	(39,738)	(57,305)
Repayment of long-term debt	—	(21,920)	—
Common stock withheld for minimum statutory taxes, net	(1,649)	(3,407)	(3,455)
Distributions to noncontrolling interests	(154)	—	—
Other	(6,840)	(2,265)	686
Net cash used in financing activities	(61,627)	(67,330)	(60,074)
Effect of exchange rate changes on cash	3,546	(2,566)	7,250
Net increase (decrease) in cash and cash equivalents	73,682	(16,780)	10,227
Cash and cash equivalents at beginning of the period	50,510	67,290	57,063
Cash and cash equivalents at end of the period	$124,192	$50,510	$67,290
Supplemental Cash Flow Information:
Cash paid for interest	$173,239	$175,204	$159,098
Cash paid for income taxes	$35,463	$6,720	$10,291
Effect of acquisitions:
Assets acquired, excluding cash	$49,715	$—	$19,649
Liabilities assumed	(4,038)	—	(1,458)
Cash paid for acquisitions, net of cash acquired	$45,677	$—	$18,191

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At December 31, 2019, the Company operated 585 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico.

During 2019, the Company commenced a review of strategic alternatives including those related to its U.K. operations and a potential sale of such operations. In January 2020, the Company launched a formal process regarding the sale of its U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with its advisors, the Company solicited and has received initial, non-binding offers to acquire its U.K. business from multiple bidders. The Company is now in the second phase of the sale process, during which interested bidders will receive proposed transaction documents and complete their confirmatory due diligence.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $90.4 million, $86.6 million and $76.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $3.0 million per claim and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $52.6 million at December 31, 2019, of which $4.7 million was included in other accrued liabilities and $47.9 million was included in other long-term liabilities. The professional and general liability reserve was $42.8 million at December 31, 2018, of which $5.0 million was included in other accrued liabilities and $37.8 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $8.5 million at December 31, 2019, of which $3.0 million was included in other current assets and $5.5 million was included in other assets, and such receivable was $8.2 million at December 31, 2018, of which $2.1 million was included in other current assets and $6.1 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $20.8 million at December 31, 2019, of which $10.0 million was included in accrued salaries and benefits and $10.8 million was included in other long-term liabilities, and such liability was $19.3 million at December 31, 2018, of which $10.0 million was included in accrued salaries and benefits and $9.3 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $164.0 million, $158.8 million and $143.0 million for the years ended years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company performed an impairment review of long-lived assets in the fourth quarter of 2019, which indicated the carrying amounts of certain long-lived assets in the Company’s facilities in the U.S. (the “U.S. Facilities”) and its facilities in the U.K. (the “U.K. Facilities”) may not be recoverable. This created a non-cash loss on impairment of $54.4 million for the year ended December 31, 2019. A 2018 impairment review resulted in a non-cash impairment of $12.0 million for the year ended December 31, 2018 related to certain U.K. Facilities. These items were recorded in loss on impairment on our consolidated statements of operations. No impairment was recorded for the year ended December 31, 2017.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of license and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. The Company has two operating segments for segment reporting purpose, U.S. Facilities and U.K. Facilities, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test.

Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2019 resulted in no impairment charges. The Company’s annual goodwill impairment test performed as of October 1, 2018 considered the recent financial performance, including the labor market pressures faced by the U.K. Facilities. The 2018 impairment test for the U.S. Facilities indicated estimated fair value exceeded carrying value, and therefore no impairment was recorded. The 2018 impairment test for the U.K. Facilities indicated carrying value exceeded the estimated fair value. The difference was recorded as a non-cash loss on impairment of $325.9 million for the year ended December 31, 2018 within loss on impairment in the consolidated statements of operations. The Company’s annual impairment tests of goodwill and other indefinite-lived intangible assets in 2017 resulted in no impairment charges.

In performing the goodwill impairment test, the Company used a combination of the income and market approaches to estimate fair value of our reporting units. Determining fair value requires substantial judgement and use of significant unobservable inputs, which are categorized as Level 3 fair value measurements. For the income approach, the Company used a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. The Company’s internal forecasts include estimates of growth rates and profitability based on our current views of the long-term outlook of each reporting unit and may materially differ from actual results. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of each reporting unit. The discount rates used in its analysis range from 10.0% to 10.5% and correspond to the risks inherent in each reporting unit. For the market approach, we compared our reporting units to guideline companies actively traded in public markets and included a control premium, which was based on acquisition premiums of selected companies similar to our reporting units. Estimating fair values of our reporting units includes substantial judgement and significant estimates and may materially differ from actual results. Changes in assumptions, industry or peer groups could negatively impact estimated fair value.

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$23,708	$30,802
Other receivables	16,097	19,205
Cost report receivable	13,723	10,340
Workers’ compensation deposits – current portion	10,000	10,000
Income taxes receivable	5,579	2,380
Inventory	4,759	5,055
Insurance receivable – current portion	3,030	2,049
Other	1,348	1,989
Other current assets	$78,244	$81,820

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued expenses	$50,614	$44,938
Accrued interest	33,323	32,838
Unearned income	38,475	32,154
Finance lease liabilities	6,819	—
Insurance liability – current portion	4,731	4,956
Accrued property taxes	4,755	4,136
Income taxes payable	—	3,041
Accrued legal settlements	—	22,076
Other	2,443	7,087
Other accrued liabilities	$141,160	$151,226

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “ Compensation—Stock Compensation .” The Company uses the Black-Scholes valuation model to determine grant-date fair value for equity awards and uses straight-line amortization of share-based compensation expense over the requisite service period of the respective awards. The fair values of restricted stock units are determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at their Monte-Carlo simulation value for units subject to market conditions.

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

The Company has accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. The Company accrues for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although Management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and included certain other changes. See additional disclosure described in Note 12 – Income Taxes.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2018-15 on the Company’s consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and simplifies the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-12 on January 1, 2019. There is no significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a new methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. Management is evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02’s core principle is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires application either retrospectively to each prior reporting period presented in the financial statements or retrospectively at the beginning of the period of adoption. The Company adopted ASU 2016-02 retrospectively at the beginning of the period of adoption. Prior periods have not been adjusted. On January 1, 2019, the Company recorded right-of-use assets and lease liabilities of $500.3 million and $526.6 million, respectively, as described in Note 8 – Leases.

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

As a result of certain changes required by ASU 2014-09, the majority of the Company’s provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the consolidated statements of operations. The adoption of ASU 2014-09 has no impact on the Company’s accounts receivable as it was historically recorded net of allowance for doubtful accounts and contractual adjustments, and the Company has eliminated the presentation of allowance for doubtful accounts on the consolidated balance sheets. At December 31, 2019 and 2018, estimated implicit price concessions of $47.4 million and $47.0 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expected to collect. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated statements of operations.

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Year Ended December 31,
	2019	2018	2017
Acute inpatient psychiatric facilities	$912,097	$814,124	$757,211
Specialty treatment facilities	788,232	761,017	725,151
Residential treatment centers	286,959	293,053	284,637
Outpatient community-based facilities	21,093	36,501	42,845
Revenue	$2,008,381	$1,904,695	$1,809,844

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2019 and 2018 was not significant.

The Company derives a significant portion of its revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be estimated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided in the Company’s facilities and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $13.7 million and $10.3 million for the years ended December 31, 2019 and 2018, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in a decreases to revenue of $0.4 million for the year ended December 31, 2019 and increases to revenue of $0.5 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $4.3 million, $4.7 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Commercial	$565,350	28.2%	$573,089	30.1%	$569,242	30.8%
Medicare	294,691	14.7%	280,340	14.7%	281,270	15.2%
Medicaid	1,007,102	50.1%	893,644	46.9%	796,375	43.0%
Self-Pay	118,716	5.9%	134,054	7.1%	169,727	9.2%
Other	22,522	1.1%	23,568	1.2%	33,942	1.8%
Revenue before provision for doubtful accounts	2,008,381	100.0%	1,904,695	100.0%	1,850,556	100.0%
Provision for doubtful accounts	—		—		(40,712)
Revenue	$2,008,381		$1,904,695		$1,809,844

U.K. Facilities

The Company’s U.K. Facilities and services provided by the U.K. Facilities can generally be classified into the following categories: healthcare facilities, education and children’s services; and adult care facilities.

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Year Ended December 31,
	2019	2018	2017
Healthcare facilities	$607,053	$614,994	$566,482
Education and Children’s Services	183,195	187,306	165,874
Adult Care facilities	308,833	305,447	294,116
Revenue	$1,099,081	$1,107,747	$1,026,472

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

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$991,353	90.2%	$1,000,828	90.3%	$922,159	89.8%
Self-Pay	105,430	9.6%	104,824	9.5%	95,687	9.3%
Other	2,298	0.2%	2,095	0.2%	8,832	0.9%
Revenue before provision for doubtful accounts	1,099,081	100.0%	1,107,747	100.0%	1,026,678	100.0%
Provision for doubtful accounts	—		—		(206)
Revenue	$1,099,081		$1,107,747		$1,026,472

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

Balance at December 31, 2018	$31,239
Payments received	172,666
Revenue recognized	(167,811)
Foreign currency translation loss	485
Balance at December 31, 2019	$36,579

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$108,923	$(175,750)	$199,835
Denominator:
Weighted average shares outstanding for basic earnings per share	87,612	87,288	86,948
Effects of dilutive instruments	204	—	112
Shares used in computing diluted earnings per common share	87,816	87,288	87,060
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$1.24	$(2.01)	$2.30
Diluted	$1.24	$(2.01)	$2.30

Approximately 2.2 million, 1.9 million and 1.4 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, because their effect would have been anti-dilutive. For the year ended December 31, 2018, approximately 0.1 million of the outstanding restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded from the calculation of diluted earnings per share because the net loss for the year ended December 31, 2018 causes such securities to be anti-dilutive.

5. Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On April 1, 2019, the Company completed the acquisition of Bradford Recovery Center (“Bradford”), a specialty treatment facility with 46 beds located in Millerton, Pennsylvania, for cash consideration of approximately $4.5 million.

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

On November 13, 2017, the Company completed the acquisition of Aspire Scotland, an education facility with 36 beds located in Scotland, for cash consideration of approximately $21.3 million.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to termination, restructuring, strategic review, management transition and other acquisition-related costs. Transaction-related expenses comprised the following costs for the years ended years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Termination, restructuring and strategic review costs	$18,233	$16,785	$19,469
Management transition costs	5,529	14,033	—
Legal, accounting and other acquisition-related costs	3,302	3,689	4,798
	$27,064	$34,507	$24,267

6. Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Land	$448,716	$430,771
Building and improvements	2,746,111	2,423,594
Equipment	516,769	444,538
Construction in progress	254,213	294,848
	3,965,809	3,593,751
Less: accumulated depreciation	(741,775)	(485,985)
Property and equipment, net	$3,224,034	$3,107,766

During the first quarter of 2019, the Company closed a 168-bed residential treatment center in Albuquerque, New Mexico. During the third quarter of 2019, the Company closed a 108-bed residential treatment center in Butte, Montana. During the fourth quarter of 2019, the Company determined the carrying amounts of these properties may not be recoverable, and a loss on impairment of $27.2 million was recorded related to these closed U.S. Facilities. Additionally, the Company recorded a loss on impairment of $27.2 million in the fourth quarter of 2019 related to certain closed U.K. Facilities. The closed properties are being actively marketed and are included in assets held for sale within other assets on the consolidated balance sheets at December 31, 2019. The Company has recorded assets held for sale of $31.1 million and $17.0 million at December 31, 2019 and December 31, 2018, respectively.

7. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at December 31, 2019 and 2018 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,131	1,147	(1,131)	(1,147)
	3,231	3,247	(3,231)	(3,247)
Intangible assets not subject to amortization:
Licenses and accreditations	12,455	12,343	—	—
Trade names	60,831	60,109	—	—
Certificates of need	17,071	16,538	—	—
	90,357	88,990	—	—
Total	$93,588	$92,237	$(3,231)	$(3,247)

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

The Company has elected the package of practical expedients offered in the transition guidance which allows management not to reassess lease identification, lease classification and initial direct costs. The Company also elected the accounting policy practical expedients by class of underlying asset to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

On January 1, 2019, the Company recorded right-of-use assets and lease liabilities on the consolidated balance sheet of $500.3 million and $526.6 million, respectively, for non-cancelable real estate operating leases with original lease terms in excess of one year. Finance leases remained on the consolidated balance sheets as required by previous accounting guidance. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

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

Lease Position

At December 31, 2019, the Company recorded the following on the consolidated balance sheet (in thousands):

Right-of-Use Assets	Balance Sheet Classification	December 31, 2019
Finance lease right-of-use assets	Property and equipment, net	$44,370
Operating lease right-of-use assets	Operating lease right-of-use assets	501,837
Total		$546,207

Lease Liabilities	Balance Sheet Classification	December 31, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$6,819
Operating lease liabilities	Current portion of operating lease liabilities	29,140
Noncurrent:
Finance lease liabilities	Other liabilities	43,662
Operating lease liabilities	Operating lease liabilities	502,252
Total		$581,873

Weighted-average remaining lease terms and discount rates at December 31, 2019 were as follows:

Weighted-average remaining lease term (in years):
Finance	6.9
Operating	19.4

Weighted-average discount rate:
Finance	6.4%
Operating	6.3%

Lease Costs

The Company recorded the following lease costs for the year ended December 31, 2019 (in thousands):

Finance lease costs:
Depreciation of leased assets	4,526
Interest of lease liabilities	3,991
Total finance lease costs	$8,517

Operating lease costs	64,958
Variable lease costs	5,407
Short term lease costs	5,497
Other lease costs	6,367
Total rents and leases	$82,229

Total lease costs	$90,746

Other

Undiscounted cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2019 (in thousands):

	Finance Leases	Operating Leases
2020	$7,494	$61,857
2021	35,624	58,279
2022	2,681	53,395
2023	1,369	49,714
2024	1,007	47,505
Thereafter	25,088	689,931
Total minimum lease payments	73,263	960,681
Less: amount of lease payments representing interest	22,782	429,289
Present value of future minimum lease payments	50,481	531,392
Less: Current portion of lease liabilities	6,819	29,140
Noncurrent lease liabilities	$43,662	$502,252

Supplemental data for the year ended December 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$62,122
Operating cash flows for finance leases	$3,991
Financing cash flows for finance leases	$3,270

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,809
Finance leases	$3,234

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loan	$346,750	$365,750
Senior Secured Term B Loans	1,338,928	1,372,912
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
Other long-term debt	4,821	5,953
Less: unamortized debt issuance costs, discount and premium	(31,400)	(41,128)
	3,149,099	3,193,487
Less: current portion	(43,679)	(34,112)
Long-term debt	$3,105,420	$3,159,375

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

The Company had $485.1 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.9 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2019. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $7.1 million for March 31, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility due on February 11, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On December 29, 2017, the Company made an additional payment of $22.5 million, including $7.7 million on the Tranche B-1 Facility and $14.8 million on the Tranche B-2 Facility. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility. On November 15, 2019, the Company made an additional payment of $20.0 million, including $7.0 million on the Tranche B-3 Facility and $13.0 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s

Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.5% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.5% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at December 31, 2019. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At December 31, 2019, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.5%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2019, the Company was in compliance with such covenants.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2019 were $29.0 million, net of accumulated amortization of $46.2 million. Debt issuance costs at December 31, 2018 were $37.8 million, net of accumulated amortization of $36.5 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $9.7 million, $9.0 million and $8.6 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

Other

The aggregate maturities of long-term debt at December 31, 2019 were as follows (in thousands):

2020	$43,675
2021	483,501
2022	757,855
2023	1,505,468
2024	390,000
Thereafter	—
Total	$3,180,499

10. Equity

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

11. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2019, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,903,059 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $17.3 million, $22.0 million and $23.5 million in equity-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. Stock compensation expense for the years ended December 31, 2019, 2018 and 2017 included forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets of $(6.4) million, $(5.5) million and $(5.7) million, respectively. At December 31, 2019, there was $34.3 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

At December 31, 2019, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $4.2 million and $7.0 million for the years ended December 31, 2019 and 2018, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2017, 2018 and 2019 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,000,946	$48.42	7.46	$8,166
Options granted	259,300	42.25	9.30	205
Options exercised	(87,367)	25.92	N/A	1,636
Options cancelled	(198,313)	54.71	N/A	N/A
Options outstanding at December 31, 2017	974,566	47.89	7.46	3,802
Options granted	374,700	37.54	9.21	246
Options exercised	(20,989)	17.83	N/A	383
Options cancelled	(128,737)	50.83	N/A	N/A
Options outstanding at December 31, 2018	1,199,540	44.64	7.26	2,717
Options granted	605,200	28.50	9.21	1,343
Options exercised	(55,671)	19.05	N/A	658
Options cancelled	(389,001)	40.84	N/A	N/A
Options outstanding at December 31, 2019	1,360,068	$39.40	7.57	$1,650
Options exercisable at December 31, 2018	534,164	$44.98	5.73	$2,386
Options exercisable at December 31, 2019	513,290	$48.08	5.88	$512

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of options	$17.59	$13.67	$14.39
Risk-free interest rate	2.4%	2.2%	2.0%
Expected volatility	38%	37%	33%
Expected life (in years)	5.0	5.1	5.5

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

Other Stock-Based Awards

Restricted stock activity during 2017, 2018 and 2019 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	844,419	$55.76
Granted	404,224	42.38
Cancelled	(145,981)	55.03
Vested	(292,794)	53.07
Unvested at December 31, 2017	809,868	$50.19
Granted	480,137	36.84
Cancelled	(88,989)	47.57
Vested	(395,959)	50.41
Unvested at December 31, 2018	805,057	$42.40
Granted	700,937	28.77
Cancelled	(389,684)	33.50
Vested	(311,174)	44.23
Unvested at December 31, 2019	805,136	$34.14

Restricted stock unit activity during 2017, 2018 and 2019 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	273,599	$59.68
Granted	219,840	43.23
Cancelled	—	—
Vested	(132,530)	58.67
Unvested at December 31, 2017	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at December 31, 2018	484,111	$44.52
Granted	234,408	34.54
Cancelled	(271,162)	45.17
Vested	—	—
Unvested at December 31, 2019	447,357	$38.89

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

12. Income Taxes

Provision for income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$18,954	$13,961	$3,325
State	3,440	1,113	680
Foreign	1,692	1,172	1,832
Total current	24,086	16,246	5,837
Deferred:
Federal	(1,573)	(7,176)	27,179
State	2,509	(10)	4,408
Foreign	844	(2,528)	(215)
Total deferred provision	1,780	(9,714)	31,372
Provision for income taxes	$25,866	$6,532	$37,209

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate on income before income taxes	21.0%	21.0%	35.0%
Impact of foreign operations	(15.3)	9.5	(14.1)
Impacts of SAB 118	—	6.7	—
Effects of statutory rate change	—	—	(8.5)
State income taxes, net of federal tax effect	3.3	(1.4)	2.1
Permanent differences	2.4	(4.1)	1.8
Goodwill impairment	—	(36.6)	—
Change in valuation allowance	2.9	(1.4)	1.6
Unrecognized tax benefit release	0.3	3.1	(0.8)
Interest disallowance	4.2	(2.2)	—
Federal tax credits	(1.3)	1.0	—
Other	1.5	0.5	(1.4)
Effective income tax rate	19.0%	(3.9)%	15.7%

The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Foreign	$61,921	$(228,350)	$120,905
Domestic	74,067	59,396	115,893
Total	$135,988	$(168,954)	$236,798

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$25,118	$27,294
Bad debt allowance	996	898
Accrued compensation and severance	14,645	15,229
Pension reserves	724	595
Insurance reserves	16,485	13,994
Leases	3,436	5,374
Accrued expenses	1,496	4,231
Interest carryforwards	59,413	32,272
Lease liabilities	98,419	—
Other assets	2,562	2,284
Total gross deferred tax assets	223,294	102,171
Less: valuation allowance	(28,648)	(24,079)
Deferred tax assets	194,646	78,092
Deferred tax liabilities:
Fixed asset basis difference	(43,992)	(48,698)
Prepaid items	(2,163)	(1,728)
Intangible assets	(104,542)	(87,628)
Lease right-of-use assets	(99,677)	—
Other liabilities	(12,793)	(16,942)
Total deferred tax liabilities	(263,167)	(154,996)
Total net deferred tax liability	$(68,521)	$(76,904)

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2019 and 2018, the Company carried a valuation allowance against deferred tax assets of $28.6 million and $24.1 million, respectively.

As of December 31, 2019 and 2018, the Company had no domestic net operating loss carryforwards. The foreign net operating loss carryforwards at December 31, 2019 and 2018 are approximately $70.0 million and $81.0 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2019 and 2018 of approximately $220.8 million and $236.0 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2020 to 2038. In addition, the Company has certain state tax credits of $0.8 million which will begin to expire in 2029 if not utilized.

Income taxes receivable was $5.6 million and $2.4 million at December 31, 2019 and 2018, respectively, and was included in other current assets in the consolidated balance sheets. Income taxes payable of $3.0 million at December 31, 2018 was included in other accrued liabilities in the consolidated balance sheets.

The Company has recorded income taxes payable related to unrecognized tax benefits of $3.1 million and $0.9 million at December 31, 2019 and 2018, respectively, in other liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized income tax benefits net of the federal benefit is as follows (in thousands):

	2019	2018
Balance at January 1	$713	$6,104
Additions based on tax positions related to the current year	3,001	52
Reductions as a result of the lapse of applicable statutes of limitations and settlements with tax authorities	(1,273)	(5,443)
Balance at December 31	$2,441	$713

The Company recognizes interest and penalties related to unrecognized tax benefits in its consolidated balance sheets. At December 31, 2019 and 2018, the cumulative amounts recognized were $0.6 million and $0.1 million, respectively. Unrecognized tax benefits of $1.0 million would affect the effective rate if recognized. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2016 through 2018. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company is subject to inquiry, for calendar years 2014 through 2018, by foreign taxing authorities within the U. K. While no other foreign jurisdictions are presently under examination, the Company may be subject to examination for calendar years 2015 through 2018. Generally, for state tax purposes, the Company’s 2013 through 2018 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

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

The Company has continued to analyze the impacts for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income, the Base Erosion and Anti-Abuse Tax and any remaining impacts of the foreign income provisions of the Tax Act. At December 31, 2019, the Company has recorded a tax liability amount of $0.0 million relating to such items.

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

13. Derivatives

The Company entered into foreign currency forward contracts during the years ended December 31, 2019 and 2018 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

In May 2016, the Company entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £449.3 million. In August 2019, the Company terminated its existing net investment cross currency swap derivatives of $105.0 million. Cash received from the termination of the cross currency swap derivatives is included in investing activities in the consolidated statements of cash flows. The related gain from this termination is included in accumulated other comprehensive loss in accordance with ASC 815-30-40-1.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2018 and 2019 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair values of these derivatives at December 31, 2019 and 2018 of $(68.9) million and $60.5 million, respectively, are recorded as derivative instrument liabilities and derivative instrument assets, respectively, on the consolidated balance sheets. During the year ended 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense on the consolidated statements of operations. Gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the consolidated statements of cash flows.

14. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, other long-term debt and derivative instruments at December 31, 2019 and 2018 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2019	2018	2019	2018
Amended and Restated Senior Credit Facility	$1,668,062	$1,715,338	$1,668,062	$1,715,338
6.125% Senior Notes due 2021	$149,254	$148,657	$149,441	$147,542
5.125% Senior Notes due 2022	$297,761	$296,946	$299,994	$283,583
5.625% Senior Notes due 2023	$644,771	$643,289	$655,249	$609,516
6.500% Senior Notes due 2024	$384,430	$383,304	$398,366	$369,888
Other long-term debt	$4,821	$5,953	$4,821	$5,953
Derivative instrument (liabilities) assets	$(68,915)	$60,524	$(68,915)	$60,524

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

15. Commitments and Contingencies

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

During the second quarter of 2019, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our comprehensive treatment centers in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. The Company paid the government $17.0 million during the three months ended June 30, 2019 and entered into a corporate integrity agreement with the Office of Inspector General imposing customary compliance obligations on us and our subsidiary, CRC Health.

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

16. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2019, the Company operated five facilities and owns between approximately 60% and 86% of the equity interests, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2018	$22,417
Acquisition of redeemable noncontrolling interests	6,125
Net income attributable to noncontrolling interests	264
Balance at December 31, 2018	28,806
Acquisition of redeemable noncontrolling interests	3,300
Net income attributable to noncontrolling interests	1,199
Distributions to noncontrolling interests	(154)
Balance at December 31, 2019	$33,151

17. Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include its U.S. Facilities and U.K. Facilities. At December 31, 2019, the U.S. Facilities included 224 behavioral healthcare facilities with approximately 9,500 beds in 40 states and Puerto Rico, and the U.K. Facilities included 361 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
U.S. Facilities	$2,008,381	$1,904,695	$1,809,844
U.K. Facilities	1,099,081	1,107,747	1,026,472
Corporate and Other	—	—	—
	$3,107,462	$3,012,442	$2,836,316
Segment EBITDA (1) :
U.S. Facilities	$503,358	$488,207	$475,260
U.K. Facilities	166,693	185,755	198,566
Corporate and Other	(84,168)	(80,386)	(69,467)
	$585,883	$593,576	$604,359

	Year Ended December 31,
	2019	2018	2017
Segment EBITDA(1)	$585,883	$593,576	$604,359
Plus (less):
Equity-based compensation expense	(17,307)	(22,001)	(23,467)
Debt extinguishment costs	—	(1,815)	(810)
Legal settlements expense	—	(22,076)	—
Loss on impairment	(54,386)	(337,889)	—
Transaction-related expenses	(27,064)	(34,507)	(24,267)
Interest expense, net	(187,094)	(185,410)	(176,007)
Depreciation and amortization	(164,044)	(158,832)	(143,010)
Income (loss) before income taxes	$135,988	$(168,954)	$236,798

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2018
Goodwill	$2,042,592	$708,582	$—	$2,751,174
Accumulated impairment loss	—	—	—	—
Net goodwill at January 1, 2018	2,042,592	708,582	—	2,751,174
Loss on impairment	—	(325,875)	—	(325,875)
Increase from contribution of redeemable noncontrolling interests	2,245	—	—	2,245
Foreign currency translation loss	—	(31,894)	—	(31,894)
Prior year purchase price adjustments	—	762	—	762
Balance at December 31, 2018
Goodwill	2,044,837	677,450	—	2,722,287
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at December 31, 2018	2,044,837	351,575	—	2,396,412
Increase from contribution of redeemable noncontrolling interests	3,300	—	—	3,300
Increase from 2019 acquisitions	36,967	—	—	36,967
Foreign currency translation gain	—	12,452	—	12,452
Balance at December 31, 2019
Goodwill	2,085,104	689,902	—	2,775,006
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at December 31, 2019	$2,085,104	$364,027	$—	$2,449,131

	December 31,
	2019	2018
Assets (2) :
U.S. Facilities	$4,037,968	$3,779,040
U.K. Facilities	2,610,357	2,175,809
Corporate and Other	230,817	217,655
	$6,879,142	$6,172,504

(1)

Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, legal settlements expense, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(2)

Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $50.9 million at December 31, 2019. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $44.9 million at December 31, 2018.

18. Employee Benefit Plans

Defined Contribution Plan

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $4.1 million, $3.5 million, and $0.2 million related to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table summarizes the funded status (unfunded liability) of the Partnerships in Care Pension Plan based upon actuarial valuations prepared at December 31, 2019 and 2018 (in thousands):

	2019	2018
Projected benefit obligation	$66,468	$57,993
Fair value of plan assets	62,207	54,491
Unfunded liability	$4,261	$3,502

The following table summarizes changes in the Partnerships in Care Pension Plan net pension liability at December 31, 2019 and 2018 (in thousands):

	2019	2018
Net pension liability at beginning of period	$3,502	$8,795
Employer contributions	(2,413)	(2,267)
Net pension expense	(933)	283
Pension liability adjustment	4,012	(2,803)
Foreign currency translation (loss) gain	93	(506)
Net pension liability at end of period	$4,261	$3,502

A pension liability of $4.3 million and $3.5 million were recorded within other liabilities on the consolidated balance sheets at December 31, 2019 and 2018. The following assumptions were used to determine the plan benefit obligation:

Discount rate	1.9%	2.8%
Compensation increase rate	2.9%	3.3%
Measurement date	December 31, 2019	December 31, 2018

A summary of the components of net pension plan expense for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Interest cost on projected benefit obligation	$1,605	$1,602
Expected return on assets	(2,538)	(1,319)
Net pension expense	$(933)	$283

Assumptions used to determine the net periodic pension plan expense for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Discount rate	1.9%	2.8%
Expected long-term rate of return on plan assets	1.9%	2.8%

The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income. The accumulated other comprehensive income (loss) related to the Partnerships in Care Pension Plan, net of taxes, for the years ended December 31, 2019, 2018 and 2017 was $(5.2) million, $(1.8) million and $(4.5) million, respectively.

The trustees of the Partnerships in Care Pension Plan are required to invest assets in the best interest of the Partnerships in Care Pension Plan’s members and also ensure liquid assets are available to make benefit payments as they become due. Performance of the Partnerships in Care Pension Plan’s assets are monitored quarterly, at a minimum, and asset allocations are adjusted as needed. The Partnerships in Care Pension Plan’s weighted-average asset allocations by asset category at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	1.4%	1.3%
U.K. government obligation	16.2%	15.0%
Annuity contracts	35.1%	38.6%
Equity securities	28.8%	25.4%
Debt securities	12.5%	15.8%
Other	6.0%	3.9%

At December 31, 2019 and 2018, the Partnerships in Care Pension Plan cash and cash equivalents were classified as Level 1 in the GAAP fair value hierarchy. Fair values were based on utilizing quoted prices (unadjusted) in active markets for identical assets. The U.K. government obligations, annuity contracts, equity securities, debt securities and other investments were classified as Level 2 in the GAAP fair value hierarchy. Fair values were based on data points that are observable, such as quoted prices, interest rates and yield curves.

19. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2017	$(584,081)	$40,598	$(6,087)	$(549,570)
Foreign currency translation gain (loss)	207,341	—	(557)	206,784
Loss on derivative instruments, net of tax of $(22.9) million	—	(33,431)	—	(33,431)
Pension liability adjustment, net of tax of $0.4 million	—	—	2,099	2,099
Balance at December 31, 2017	(376,740)	7,167	(4,545)	(374,118)
Foreign currency translation (loss) gain	(127,788)	—	267	(127,521)
Gain on derivative instruments, net of tax of $12.7 million	—	36,799	—	36,799
Pension liability adjustment, net of tax of $0.3 million	—	—	2,463	2,463
Balance at December 31, 2018	(504,528)	43,966	(1,815)	(462,377)
Foreign currency translation gain (loss)	69,895	—	(84)	69,811
Loss on derivative instruments, net of tax of $(3.6) million	—	(19,008)	—	(19,008)
Pension liability adjustment, net of tax of $(0.6) million	—	—	(3,310)	(3,310)
Balance at December 31, 2019	$(434,633)	$24,958	$(5,209)	$(414,884)

20. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2019 and 2018. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,		June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2019:
Revenue	$760,617		$789,362	$777,251	$780,232
Income before income taxes	$36,871		$59,805	$49,560	$(10,248)
Net income attributable to Acadia Healthcare Company, Inc. stockholders	$29,471		$48,140	$42,566	$(11,254)	(1)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.34		$0.55	$0.49	$(0.13)	(1)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.34		$0.55	$0.48	$(0.13)	(1)
2018:
Revenue	$742,241		$765,738	$760,916	$743,547
Income (loss) before income taxes	$48,088		$69,258	$55,036	$(341,336)
Net income (loss) attributable to Acadia Healthcare Company, Inc. stockholders	$50,819	(2)	$58,836	$46,232	$(331,637)	(3)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.58	(2)	$0.67	$0.53	$(3.80)	(3)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders	$0.58	(2)	$0.67	$0.53	$(3.80)	(3)

(1)	Includes a loss on impairment of $54.4 million.
(2)	Includes tax benefits of $10.5 million pursuant to a change in the Company’s provisional amounts recorded at December 31, 2017 related to the enactment of the Tax Act.
(3)	Includes loss on impairment of $337.9 million and legal settlements expense of $22.1 million.

21. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

December 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$98,943	$25,249	$—	$124,192
Accounts receivable, net	—	266,864	72,911	—	339,775
Other current assets	—	61,508	16,736	—	78,244
Total current assets	—	427,315	114,896	—	542,211
Property and equipment, net	—	1,313,830	1,910,204	—	3,224,034
Goodwill	—	1,992,344	456,787	—	2,449,131
Intangible assets, net	—	58,291	32,066	—	90,357
Deferred tax assets – noncurrent	1,403	—	3,339	(1,403)	3,339
Operating lease right-of-use assets	—	97,396	404,441	—	501,837
Investment in subsidiaries	5,521,340	—	—	(5,521,340)	—
Other assets	233,975	48,949	13,127	(227,818)	68,233
Total assets	$5,756,718	$3,938,125	$2,934,860	$(5,750,561)	$6,879,142
Current liabilities:
Current portion of long-term debt	$43,679	$—	$—	$—	$43,679
Accounts payable	—	87,165	39,880	—	127,045
Accrued salaries and benefits	—	89,483	33,069	—	122,552
Current portion of operating lease liabilities	—	17,967	11,173	—	29,140
Other accrued liabilities	33,323	22,672	85,165	—	141,160
Total current liabilities	77,002	217,287	169,287	—	463,576
Long-term debt	3,105,420	—	227,818	(227,818)	3,105,420
Deferred tax liabilities – noncurrent	—	21,858	51,405	(1,403)	71,860
Operating lease liabilities	—	85,365	416,887	—	502,252
Derivative instrument liabilities	68,915	—	—	—	68,915
Other liabilities	—	110,445	18,142	—	128,587
Total liabilities	3,251,337	434,955	883,539	(229,221)	4,340,610
Redeemable noncontrolling interests	—	—	33,151	—	33,151
Total equity	2,505,381	3,503,170	2,018,170	(5,521,340)	2,505,381
Total liabilities and equity	$5,756,718	$3,938,125	$2,934,860	$(5,750,561)	$6,879,142

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$1,882,518	$1,224,944	$—	3,107,462
Salaries, wages and benefits	17,307	1,018,267	681,606	—	1,717,180
Professional fees	—	107,115	133,868	—	240,983
Supplies	—	80,137	42,924	—	123,061
Rents and leases	—	34,443	47,786	—	82,229
Other operating expenses	—	243,478	131,955	—	375,433
Depreciation and amortization	—	81,105	82,939	—	164,044
Interest expense, net	76,138	92,538	18,418	—	187,094
Loss on impairment	—	27,217	27,169	—	54,386
Transaction-related expenses	—	21,156	5,908	—	27,064
Total expenses	93,445	1,705,456	1,172,573	—	2,971,474
Income (loss) before income taxes	(93,445)	177,062	52,371	—	135,988
Equity in earnings of subsidiaries	174,216	—	—	(174,216)	—
(Benefit from) provision for income taxes	(29,351)	52,903	2,314	—	25,866
Net income (loss)	110,122	124,159	50,057	(174,216)	110,122
Net income attributable to noncontrolling interests	—	—	(1,199)	—	(1,199)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$110,122	$124,159	$48,858	$(174,216)	$108,923
Other comprehensive income:
Foreign currency translation loss	—	—	69,811	—	69,811
Gain on derivative instruments	(19,008)	—	—	—	(19,008)
Pension liability adjustment, net	—	—	(3,310)	—	(3,310)
Other comprehensive income (loss)	(19,008)	—	66,501	—	47,493
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$91,114	$124,159	$115,359	$(174,216)	$156,416

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net (loss) income	$110,122	$124,159	$50,057	$(174,216)	$110,122
Adjustments to reconcile net (loss) income to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(174,216)	—	—	174,216	—
Depreciation and amortization	—	81,105	82,939	—	164,044
Amortization of debt issuance costs	11,987	—	—	—	11,987
Equity-based compensation expense	17,307	—	—	—	17,307
Deferred income taxes	441	86	1,253	—	1,780
Loss on impairment	—	27,217	27,169	—	54,386
Other	1,814	2,100	121	—	4,035
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(13,380)	(5,680)	—	(19,060)
Other current assets	—	776	(2,120)	—	(1,344)
Other assets	3,929	(2,501)	2,428	(3,929)	(73)
Accounts payable and other accrued liabilities	—	(5,391)	(15,963)	—	(21,354)
Accrued salaries and benefits	—	4,283	3,537	—	7,820
Other liabilities	—	15,110	(11,856)	—	3,254
Net cash (used in) provided by continuing operating activities	(28,616)	233,564	131,885	(3,929)	332,904
Net cash used in discontinued operating activities	—	—	—	—	—
Net cash (used in) provided by operating activities	(28,616)	233,564	131,885	(3,929)	332,904
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(45,677)	—	—	(45,677)
Cash paid for capital expenditures	—	(188,161)	(96,521)	—	(284,682)
Cash paid for real estate acquisitions	—	(7,618)	—	—	(7,618)
Settlement of foreign currency derivatives	105,008	—	—	—	105,008
Proceeds from sale of property and equipment	—	11,765	6,311	—	18,076
Other	—	13,752	—	—	13,752
Net cash used in investing activities	105,008	(215,939)	(90,210)	—	(201,141)
Financing activities:
Borrowings on revolving credit facility	76,573	—	—	—	76,573
Principal payments on revolving credit facility	(76,573)	—	—	—	(76,573)
Principal payments on long-term debt	(52,984)	—	(3,929)	3,929	(52,984)
Common stock withheld for minimum statutory taxes, net	(1,649)	—	—	—	(1,649)
Distributions to noncontrolling interests	—	—	(154)	—	(154)
Other	(2,375)	(1,993)	(2,472)	—	(6,840)
Cash provided by (used in) intercompany activity	(19,384)	50,840	(31,456)	—	—
Net cash provided by (used in) financing activities	(76,392)	48,847	(38,011)	3,929	(61,627)
Effect of exchange rate changes on cash	—	—	3,546	—	3,546
Net decrease in cash and cash equivalents	—	66,472	7,210	—	73,682
Cash and cash equivalents at beginning of the period	—	32,471	18,039	—	50,510
Cash and cash equivalents at end of the period	$—	$98,943	$25,249	$—	$124,192

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net (loss) income	$(175,486)	$151,659	$(250,328)	$98,669	$(175,486)
Adjustments to reconcile net (loss) income to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	98,669	—	—	(98,669)	—
Depreciation and amortization	—	74,341	84,491	—	158,832
Amortization of debt issuance costs	10,825	—	(369)	—	10,456
Equity-based compensation expense	22,001	—	—	—	22,001
Deferred income taxes	529	(8,795)	(1,448)	—	(9,714)
Debt extinguishment costs	940	—	875	—	1,815
Legal settlements expense	—	22,076	—	—	22,076
Loss on impairment	—	—	337,889	—	337,889
Other	6,981	5,457	(67)	—	12,371
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(17,328)	507	—	(16,821)
Other current assets	—	14,881	(1,017)	—	13,864
Other assets	4,596	118	2,644	(4,596)	2,762
Accounts payable and other accrued liabilities	—	15,743	10,311	—	26,054
Accrued salaries and benefits	—	15,094	654	—	15,748
Other liabilities	—	3,014	(8,233)	—	(5,219)
Net cash (used in) provided by continuing operating activities	(30,945)	276,260	175,909	(4,596)	416,628
Net cash used in discontinued operating activities	—	(2,548)	—	—	(2,548)
Net cash (used in) provided by operating activities	(30,945)	273,712	175,909	(4,596)	414,080
Investing activities:
Cash paid for capital expenditures	—	(210,023)	(131,439)	—	(341,462)
Cash paid for real estate acquisitions	—	(14,096)	(4,287)	—	(18,383)
Proceeds from sale of property and equipment	—	5,168	3,080	—	8,248
Other	—	(9,367)	—	—	(9,367)
Net cash used in investing activities	—	(228,318)	(132,646)	—	(360,964)
Financing activities:
Principal payments on long-term debt	(39,738)	(169)	(4,427)	4,596	(39,738)
Repayment of long-term debt	—	—	(21,920)	—	(21,920)
Common stock withheld for minimum statutory taxes, net	(3,407)	—	—	—	(3,407)
Other	(1,742)	2,094	(2,617)	—	(2,265)
Cash provided by (used in) intercompany activity	75,832	(61,708)	(14,124)	—	—
Net cash provided by (used in) financing activities	30,945	(59,783)	(43,088)	4,596	(67,330)
Effect of exchange rate changes on cash	—	—	(2,566)	—	(2,566)
Net decrease in cash and cash equivalents	—	(14,389)	(2,391)	—	(16,780)
Cash and cash equivalents at beginning of the period	—	46,860	20,430	—	67,290
Cash and cash equivalents at end of the period	$—	$32,471	$18,039	$—	$50,510

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$199,589	$159,462	$99,820	$(259,282)	$199,589
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities:
Equity in earnings of subsidiaries	(259,282)	—	—	259,282	—
Depreciation and amortization	—	66,482	76,528	—	143,010
Amortization of debt issuance costs	10,270	—	(415)	—	9,855
Equity-based compensation expense	23,467	—	—	—	23,467
Deferred income taxes	1,236	28,882	1,254	—	31,372
Debt extinguishment costs	810	—	—	—	810
Other	4,189	2,498	4,725	—	11,412
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(21,791)	(6,779)	—	(28,570)
Other current assets	—	(6,429)	27,237	—	20,808
Other assets	24,549	(3,277)	101	(24,549)	(3,176)
Accounts payable and other accrued liabilities	—	4,909	(15,022)	—	(10,113)
Accrued salaries and benefits	—	(3,974)	(5,014)	—	(8,988)
Other liabilities	—	8,794	3,000	—	11,794
Net cash provided by (used in) continuing operating activities	4,828	235,556	185,435	(24,549)	401,270
Net cash used in discontinued operating activities	—	(1,693)	—	—	(1,693)
Net cash provided by (used in) operating activities	4,828	233,863	185,435	(24,549)	399,577
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(18,191)	—	(18,191)
Cash paid for capital expenditures	—	(161,312)	(112,865)	—	(274,177)
Cash paid for real estate acquisitions	—	(37,047)	(4,010)	—	(41,057)
Proceeds from sale of property and equipment	—	2,415	2,837	—	5,252
Other	—	(10,359)	2,006	—	(8,353)
Net cash used in investing activities	—	(206,303)	(130,223)	—	(336,526)
Financing activities:
Principal payments on long-term debt	(57,050)	(14,250)	(10,554)	24,549	(57,305)
Common stock withheld for minimum statutory taxes, net	(3,455)	—	—	—	(3,455)
Other	(539)	1,225	—	—	686
Cash provided by (used in) intercompany activity	56,216	16,644	(72,860)	—	—
Net cash (used in) provided by financing activities	(4,828)	3,619	(83,414)	24,549	(60,074)
Effect of exchange rate changes on cash	—	—	7,250	—	7,250
Net increase (decrease) in cash and cash equivalents	—	31,179	(20,952)	—	10,227
Cash and cash equivalents at beginning of the period	—	15,681	41,382	—	57,063
Cash and cash equivalents at end of the period	$—	$46,860	$20,430	$—	$67,290

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ DEBRA K. OSTEEN
Debra K. Osteen
Chief Executive Officer and Director

Dated: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA K. OSTEEN Debra K. Osteen	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020

/s/ REEVE B. WAUD Reeve B. Waud	Chairman of the Board	February 28, 2020

/s/JASON R. BERNHARD Jason R. Bernhard	Director	February 28, 2020

/s/ E. PEROT BISSELL E. Perot Bissell	Director	February 28, 2020

/s/ VICKY B. GREGG Vicky B. Gregg	Director	February 28, 2020

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 28, 2020

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 28, 2020

/s/ WILLIAM M. PETRIE William M. Petrie	Director	February 28, 2020