Form 10-Q
period 2020-03-31
Acadia Healthcare Company, Inc.
filed 2020-05-05
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At May 5, 2020, there were 88,942,499 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81,004	$124,192
Accounts receivable, net	339,505	339,775
Other current assets	82,443	78,244
Total current assets	502,952	542,211
Property and equipment, net	3,151,739	3,224,034
Goodwill	2,426,700	2,449,131
Intangible assets, net	89,052	90,357
Deferred tax assets	3,307	3,339
Operating lease right-of-use assets	476,028	501,837
Other assets	68,217	68,233
Total assets	$6,717,995	$6,879,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$196,072	$43,679
Accounts payable	134,693	127,045
Accrued salaries and benefits	114,790	122,552
Current portion of operating lease liabilities	29,671	29,140
Other accrued liabilities	104,358	141,160
Total current liabilities	579,584	463,576
Long-term debt	2,944,820	3,105,420
Deferred tax liabilities	85,405	71,860
Operating lease liabilities	474,746	502,252
Derivative instrument liabilities	9,015	68,915
Other liabilities	126,767	128,587
Total liabilities	4,220,337	4,340,610
Redeemable noncontrolling interests	33,491	33,151
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,842,302 and 87,715,591 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	878	877
Additional paid-in capital	2,561,218	2,557,642
Accumulated other comprehensive loss	(493,138)	(414,884)
Retained earnings	395,209	361,746
Total equity	2,464,167	2,505,381
Total liabilities and equity	$6,717,995	$6,879,142

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Revenue	$782,810	$760,617
Salaries, wages and benefits (including equity-based compensation expense of $4,979 and $6,101, respectively)	440,316	429,579
Professional fees	63,300	57,007
Supplies	31,971	29,957
Rents and leases	20,824	20,307
Other operating expenses	98,529	93,865
Depreciation and amortization	41,680	40,580
Interest expense, net	42,785	48,130
Transaction-related expenses	3,549	4,321
Total expenses	742,954	723,746
Income before income taxes	39,856	36,871
Provision for income taxes	5,789	7,360
Net income	34,067	29,511
Net income attributable to noncontrolling interests	(604)	(40)
Net income attributable to Acadia Healthcare Company, Inc.	$33,463	$29,471
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.38	$0.34
Diluted	$0.38	$0.34
Weighted-average shares outstanding:
Basic	87,765	87,505
Diluted	87,971	87,694

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$34,067	$29,511
Other comprehensive loss:
Foreign currency translation (loss) gain	(122,000)	44,481
Gain (loss) on derivative instruments, net of tax of $16.3 million and $(3.5) million, respectively	43,746	(8,690)
Other comprehensive (loss) income	(78,254)	35,791
Comprehensive (loss) income	(44,187)	65,302
Comprehensive income attributable to noncontrolling interests	(604)	(40)
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(44,791)	$65,262

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	87,444	$874	$2,541,987	$(462,377)	$252,823	$2,333,307
Common stock issued under stock incentive plans	149	2	291	—	—	293
Common stock withheld for minimum statutory taxes	—	—	(1,620)	—	—	(1,620)
Equity-based compensation expense	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	35,791	—	35,791
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	29,471	29,471
Balance at March 31, 2019	87,593	876	2,546,759	(426,586)	282,294	2,403,343
Common stock issued under stock incentive plans	52	—	68	—	—	68
Common stock withheld for minimum statutory taxes	—	—	(356)	—	—	(356)
Equity-based compensation expense	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	(33,031)	—	(33,031)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	48,140	48,140
Balance at June 30, 2019	87,645	876	2,550,653	(459,617)	330,434	2,422,346
Common stock issued under stock incentive plans	10	1	153	—	—	154
Common stock withheld for minimum statutory taxes	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	4,039	—	—	4,039
Other comprehensive loss	—	—	—	(48,377)	—	(48,377)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	42,566	42,566
Balance at September 30, 2019	87,655	877	2,554,808	(507,994)	373,000	2,420,691
Common stock issued under stock incentive plans	60	—	54	—	—	54
Common stock withheld for minimum statutory taxes	—	—	(205)	—	—	(205)
Equity-based compensation expense	—	—	2,985	—	—	2,985
Other comprehensive income	—	—	—	93,110	—	93,110
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(11,254)	(11,254)
Balance at December 31, 2019	87,715	877	2,557,642	(414,884)	361,746	2,505,381
Common stock issued under stock incentive plans	127	1	(1)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(1,402)	—	—	(1,402)
Equity-based compensation expense	—	—	4,979	—	—	4,979
Other comprehensive loss	—	—	—	(78,254)	—	(78,254)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	33,463	33,463
Balance at March 31, 2020	87,842	$878	$2,561,218	$(493,138)	$395,209	$2,464,167

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating activities:
Net income	$34,067	$29,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,680	40,580
Amortization of debt issuance costs	3,050	2,888
Equity-based compensation expense	4,979	6,101
Deferred income taxes	11,286	(666)
Other	(107)	2,187
Change in operating assets and liabilities:
Accounts receivable, net	(2,828)	(11,980)
Other current assets	(19,131)	(5,875)
Other assets	(1,096)	295
Accounts payable and other accrued liabilities	(21,755)	(15,701)
Accrued salaries and benefits	(6,030)	(5,849)
Other liabilities	1,431	2,182
Net cash provided by operating activities	45,546	43,673
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(40,400)
Cash paid for capital expenditures	(69,547)	(69,248)
Cash paid for real estate acquisitions	(3,149)	(1,066)
Proceeds from sale of property and equipment	207	928
Other	(1,672)	(315)
Net cash used in investing activities	(74,161)	(110,101)
Financing activities:
Borrowings on revolving credit facility	—	71,573
Principal payments on long-term debt	(10,621)	(8,246)
Common stock withheld for minimum statutory taxes, net	(1,402)	(1,327)
Distributions to noncontrolling interests	(264)	—
Other	(1,143)	(3,497)
Net cash (used in) provided by financing activities	(13,430)	58,503
Effect of exchange rate changes on cash	(1,143)	1,099
Net decrease in cash and cash equivalents	(43,188)	(6,826)
Cash and cash equivalents at beginning of the period	124,192	50,510
Cash and cash equivalents at end of the period	$81,004	$43,684
Effect of acquisitions:
Assets acquired, excluding cash	$—	$44,028
Liabilities assumed	—	(3,628)
Cash paid for acquisitions, net of cash acquired	$—	$40,400

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At March 31, 2020, the Company operated 588 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico.

During 2019, the Company commenced a review of strategic alternatives including those related to its U.K. operations and a potential sale of such operations. In January 2020, the Company launched a formal process regarding the sale of its U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with its advisors, the Company solicited and has received initial, non-binding offers to acquire its U.K. business from multiple bidders. During the first quarter of 2020, the Company began the second phase of the sale process, during which interested bidders would receive proposed transaction documents and complete their confirmatory due diligence. While the interest from potential buyers has been strong, given evolving market dynamics related to the novel coronavirus (“COVID-19”) pandemic, the Company temporarily suspended the sale process in mid-March 2020 until market conditions recover.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

During March 2020, the global pandemic of COVID-19 began to affect the Company’s facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At a limited number of facilities, employees and/or patients have tested positive for COVID-19. The Company is committed to protecting the health of our communities and has been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. All of the Company’s facilities are closely following infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”) and local health officials. The Company has established an internal COVID-19 taskforce, taken steps to secure its supply chain, expanded telehealth capabilities and implemented emergency planning in directly impacted markets. Nevertheless, COVID-19 is adversely impacting the Company’s business and likely will have an impact on its financial results that the Company is not currently able to quantify. Continued disruptions to the Company’s business as a result of the COVID-19 pandemic could have a material adverse effect on its results of operations, financial condition, cash flows and ability to service its indebtedness and may affect the amounts reported in the consolidated financial statements including those related to collectability of accounts receivable as well as professional and general liability reserves, tax assets and liabilities and may result in a potential impairment of goodwill and long-lived assets.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Management is evaluating the impact of ASU 2020-04 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020. There is no significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a new methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2016-13 on January 1, 2020. There is no significant impact on the Company’s consolidated financial statements.
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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2020	2019
Acute inpatient psychiatric facilities	$239,414	$216,597
Specialty treatment facilities	193,611	193,035
Residential treatment centers	70,434	73,224
Outpatient community-based facilities	5,758	5,104
Revenue	$509,217	$487,960

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidating statements of income. Bad debt expense for the three months ended March 31, 2020 and 2019 was not significant.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities (in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Commercial	$143,142	28.1%	$139,427	28.6%
Medicare	72,271	14.2%	72,616	14.9%
Medicaid	260,044	51.1%	239,191	49.0%
Self-Pay	27,034	5.3%	31,732	6.5%
Other	6,726	1.3%	4,994	1.0%
Revenue	$509,217	100.0%	$487,960	100.0%

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2020	2019
Healthcare facilities	$148,137	$151,708
Education and Children’s Services	46,666	46,122
Adult Care facilities	78,790	74,827
Revenue	$273,593	$272,657

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

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities (in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
U.K. public funded sources	$246,136	90.0%	$245,413	90.0%
Self-Pay	26,915	9.8%	26,814	9.8%
Other	542	0.2%	430	0.2%
Revenue	$273,593	100.0%	$272,657	100.0%

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

Balance at December 31, 2019	$36,579
Payments received	38,152
Revenue recognized	(42,787)
Foreign currency translation loss	(1,891)
Balance at March 31, 2020	$30,053

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$33,463	$29,471
Denominator:
Weighted average shares outstanding for basic earnings per share	87,765	87,505
Effect of dilutive instruments	206	189
Shares used in computing diluted earnings per common share	87,971	87,694
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.38	$0.34
Diluted	$0.38	$0.34

Approximately 2.9 million and 2.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

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

Transaction-related expenses

Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs. Transaction-related expenses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Termination, restructuring, sale and strategic review costs	$2,221	$2,282
Legal, accounting and other acquisition-related costs	1,328	796
Management transition costs	—	1,243
	$3,549	$4,321

6.	Property and Equipment

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land	$429,601	$448,716
Building and improvements	2,738,302	2,746,111
Equipment	502,246	516,769
Construction in progress	229,058	254,213
	3,899,207	3,965,809
Less: accumulated depreciation	(747,468)	(741,775)
Property and equipment, net	$3,151,739	$3,224,034

The Company has recorded assets held for sale within other assets on the condensed consolidated balance sheets for closed properties being actively marketed of $30.3 million and $31.1 million at March 31, 2020 and December 31, 2019, respectively.

7.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,131	1,131	(1,131)	(1,131)
	3,231	3,231	(3,231)	(3,231)
Intangible assets not subject to amortization:
Licenses and accreditations	12,429	12,455	—	—
Trade names	59,532	60,831	—	—
Certificates of need	17,091	17,071	—	—
	89,052	90,357	—	—
Total	$92,283	$93,588	$(3,231)	$(3,231)

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

The Company has elected the accounting policy practical expedients by class of underlying asset in ASC 842 “Leases” to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the condensed consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

Operating lease liabilities are recorded as the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease right-of-use assets and liabilities include the initial lease term unless it is reasonably certain a renewal or termination option will be exercised. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease payments and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore, incremental borrowing rates are calculated based on information available at the lease commencement date. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. Additionally, the Company reviews service agreements for embedded lease and right-of-use assets and liabilities as necessary.

Lease Position

The Company recorded the following at March 31, 2020 and December 31, 2019 on the condensed consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	March 31, 2020	December 31, 2019
Finance lease right-of-use assets	Property and equipment, net	$43,760	$44,370
Operating lease right-of-use assets	Operating lease right-of-use assets	476,028	501,837
Total		$519,788	$546,207

Lease Liabilities	Balance Sheet Classification	March 31, 2020	December 31, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$6,637	$6,819
Operating lease liabilities	Current portion of operating lease liabilities	29,671	29,140
Noncurrent:
Finance lease liabilities	Other liabilities	43,295	43,662
Operating lease liabilities	Operating lease liabilities	474,746	502,252
Total		$554,349	$581,873

Weighted-average remaining lease terms and discount rates were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Finance	6.7	6.9
Operating	19.0	19.4

Weighted-average discount rate:
Finance	6.4%	6.4%
Operating	6.3%	6.3%

Lease Costs

The Company recorded the following lease costs for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease costs:
Depreciation of leased assets	1,137	1,123
Interest of lease liabilities	997	997
Total finance lease costs	$2,134	$2,120

Operating lease costs	16,481	16,529
Variable lease costs	1,310	886
Short term lease costs	1,147	1,447
Other lease costs	1,886	1,445
Total rents and leases	$20,824	$20,307

Total lease costs	$22,958	$22,427

Other

Undiscounted cash flows for finance and operating leases recorded on the condensed consolidated balance sheets were as follows at March 31, 2020 (in thousands):

	Finance Leases	Operating Leases
For the nine months ending December 31, 2020	$5,549	$45,846
2021	35,726	58,023
2022	2,845	52,956
2023	1,620	48,544
2024	1,027	46,312
Thereafter	25,088	650,931
Total minimum lease payments	71,855	902,612
Less: amount of lease payments representing interest	21,923	398,195
Present value of future minimum lease payments	49,932	504,417
Less: Current portion of lease liabilities	6,637	29,671
Noncurrent lease liabilities	$43,295	$474,746

Supplemental data for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,836	$15,809
Operating cash flows for finance leases	$997	$997
Financing cash flows for finance leases	$878	$846

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,082	$3,662
Finance leases	$953	$1,027

9.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loan	$339,625	$346,750
Senior Secured Term B Loans	1,335,432	1,338,928
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	150,000	150,000
5.125% Senior Notes due 2022	300,000	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
Other long-term debt	4,533	4,821
Less: unamortized debt issuance costs, discount and premium	(28,698)	(31,400)
	3,140,892	3,149,099
Less: current portion	(196,072)	(43,679)
Long-term debt	$2,944,820	$3,105,420

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

On April 21, 2020, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the Amended and Restated Credit Agreement. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the existing covenant to increase the leverage ratio for the rest of 2020.

The Company had $485.0 million of availability under the revolving line of credit and had standby letters of credit outstanding of $15.0 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2020. In early April 2020, the Company borrowed $100.0 million on the revolving line of credit to enhance its cash position in response to the potential impact of COVID-19 on the Company’s future liquidity. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing.

The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our Term Loan A facility (“TLA Facility”) of $7.1 million for June 30, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility of $447.3 million due on February 11, 2022. The Company is required to repay the Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”) in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility of $854.4 million due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At March 31, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

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

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At March 31, 2020, the Company was in compliance with such covenants.

Senior Notes

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. At March 31, 2020, the 6.125% Senior Notes are included in current portion of debt on the condensed consolidated balance sheet.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2020, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,024,052 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $5.0 million and $6.1 million in equity-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $50.8 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

At March 31, 2020, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2019 and 2020 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,199,540	$44.64	7.26	$2,717
Options granted	605,200	28.50	9.21	1,343
Options exercised	(55,671)	19.05	N/A	658
Options cancelled	(389,001)	40.84	N/A	N/A
Options outstanding at December 31, 2019	1,360,068	39.40	7.57	1,650
Options granted	443,200	33.72	9.91	—
Options exercised	—	—	N/A	—
Options cancelled	(105,462)	41.00	N/A	N/A
Options outstanding at March 31, 2020	1,697,806	$37.81	7.97	$659
Options exercisable at December 31, 2019	513,290	$48.08	5.88	$512
Options exercisable at March 31, 2020	702,956	$44.08	6.36	$479

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2020 and year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted average grant-date fair value of options	$12.29	$17.59
Risk-free interest rate	1.6%	2.4%
Expected volatility	39%	38%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2019 and 2020 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	805,057	$42.40
Granted	700,937	28.77
Cancelled	(389,684)	33.50
Vested	(311,174)	44.23
Unvested at December 31, 2019	805,136	$34.14
Granted	511,006	25.37
Cancelled	(57,782)	35.55
Vested	(160,398)	36.73
Unvested at March 31, 2020	1,097,962	$29.61

Restricted stock unit activity during 2019 and 2020 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	484,111	$44.52
Granted	234,408	34.54
Cancelled	(271,162)	45.17
Vested	—	—
Unvested at December 31, 2019	447,357	$38.89
Granted	583,680	10.60
Cancelled	(10,123)	42.09
Vested	(12,691)	42.09
Unvested at March 31, 2020	1,008,223	$22.44

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets and Company performance compared to peers. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the two- or three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. Additionally, the number of shares issuable pursuant to restricted stock units granted during 2020 and 2019 are subject to adjustment based on the Company’s three-year annualized total stockholder return relative to a peer group consisting of S&P 1500 companies within the Healthcare Providers & Services 6 digit GICS industry group and selected other companies deemed to be peers. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets and, for 2020 and 2019 awards, performance compared to peers.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.
11.	Income Taxes

The provision for income taxes for the three months ended March 31, 2020 and 2019 reflects effective tax rates of 14.5% and 20.0%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily attributable to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company recorded a discrete benefit during the three months ended March 31, 2020 resulting from a change in the Company’s valuation allowance related to a decrease in the deferred tax asset on carried forward interest.

As we continue to monitor tax implications of the CARES Act and other state, federal and foreign stimulus and tax legislation, we may make adjustments to our estimates and record additional amounts for tax assets and liabilities. Additionally, market disruption due to COVID-19 may affect the Company’s ability to realize our deferred tax assets. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.
12.	Derivatives

The Company periodically enters into foreign currency forward contracts in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between U.S. Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

In May 2016, the Company entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereafter, to fixed-rate GBP-denominated debt of £449.3 million. In August 2019, the Company terminated its existing net investment cross currency swap derivatives of $105.0 million. Cash received from the termination of the cross currency swap derivatives was included in investing activities in the condensed consolidated statement of cash flows. The related gain from this termination was included in accumulated other comprehensive loss in accordance with ASC 815-30-40-1.

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2019 and the three months ended March 31, 2020 as qualifying hedging instruments and is accounting for these derivatives as net investment hedges. The fair values of these derivatives at March 31, 2020 and December 31, 2019 of $(9.0) million and $(68.9) million, respectively, are recorded as derivative instrument liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense on the condensed consolidated statements of income. Gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

13.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, other long-term debt and derivative instruments at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Amended and Restated Senior Credit Facility	$1,659,098	$1,668,062	$1,659,098	$1,668,062
6.125% Senior Notes due 2021	$149,409	$149,254	$144,927	$149,441
5.125% Senior Notes due 2022	$297,973	$297,761	$283,998	$299,994
5.625% Senior Notes due 2023	$645,156	$644,771	$607,995	$655,249
6.500% Senior Notes due 2024	$384,723	$384,430	$374,143	$398,366
Other long-term debt	$4,533	$4,821	$4,533	$4,821
Derivative instrument liabilities	$(9,015)	$(68,915)	$(9,015)	$(68,915)

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

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages;

(3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). At this time, we are unable to quantify any potential liability in connection with this litigation because the cases are in their early stages.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2020, the Company operated five facilities through non-wholly owned subsidiaries and owns between 60% and 86% of the equity interests, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2019	$33,151
Net income attributable to noncontrolling interests	604
Dividend payments to noncontrolling interests	(264)
Balance at March 31, 2020	$33,491

16.	Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$22,161	$23,708
Cost report receivable	14,402	13,723
Other receivables	14,257	16,097
Workers’ compensation deposits – current portion	10,000	10,000
Income taxes receivable	9,358	5,579
Insurance receivable – current portion	5,739	3,030
Inventory	4,882	4,759
Other	1,644	1,348
Other current assets	$82,443	$78,244

17.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued expenses	$41,131	$50,614
Unearned income	31,631	38,475
Accrued interest	11,660	33,323
Finance lease liabilities	6,637	6,819
Insurance liability – current portion	4,731	4,731
Accrued property taxes	4,222	4,755
Other	4,346	2,443
Other accrued liabilities	$104,358	$141,160

18.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At March 31, 2020, the U.S. Facilities segment included 228 behavioral healthcare facilities with approximately 9,600 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 360 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
U.S. Facilities	$509,217	$487,960
U.K. Facilities	273,593	272,657
Corporate and Other	—	—
	$782,810	$760,617
Segment EBITDA (1):
U.S. Facilities	$120,074	$119,008
U.K. Facilities	36,168	40,056
Corporate and Other	(23,393)	(23,061)
	$132,849	$136,003

	Three Months Ended March 31,
	2020	2019
Segment EBITDA (1)	$132,849	$136,003
Less:
Equity-based compensation expense	(4,979)	(6,101)
Transaction-related expenses	(3,549)	(4,321)
Interest expense, net	(42,785)	(48,130)
Depreciation and amortization	(41,680)	(40,580)
Income before income taxes	$39,856	$36,871

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2020
Goodwill	$2,085,104	$689,902	$—	$2,775,006
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at January 1, 2020	2,085,104	364,027	—	2,449,131
Prior period purchase price adjustments	(13)	—	—	(13)
Foreign currency translation gain	—	(22,418)	—	(22,418)
Balance at March 31, 2020
Goodwill	2,085,091	667,484	—	2,752,575
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at March 31, 2020	$2,085,091	$341,609	$—	$2,426,700

	March 31, 2020	December 31, 2019
Assets (2):
U.S. Facilities	$4,083,825	$4,037,968
U.K. Facilities	2,443,498	2,610,357
Corporate and Other	190,672	230,817
	$6,717,995	$6,879,142

(1)

Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(2)

Assets include property and equipment for the U.S. Facilities of $1.5 billion, U.K. Facilities of $1.6 billion and corporate and other of $57.3 million at March 31, 2020. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $50.9 million at December 31, 2019.

19.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2019	$(434,633)	$24,958	$(5,209)	$(414,884)
Foreign currency translation (loss) gain	(122,321)	—	321	(122,000)
Gain on derivative instruments, net of tax of $16.3 million	—	43,746	—	43,746
Balance at March 31, 2020	$(556,954)	$68,704	$(4,888)	$(493,138)

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes and 6.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Presented below is condensed consolidating financial information for the Company and its subsidiaries at March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. The information segregates the parent company (Acadia Healthcare Company, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and eliminations.

Acadia Healthcare Company, Inc.

Condensed Consolidating Balance Sheets

March 31, 2020

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Current assets:
Cash and cash equivalents	$—	$51,340	$29,664	$—	$81,004
Accounts receivable, net	—	272,098	67,407	—	339,505
Other current assets	—	65,346	17,097	—	82,443
Total current assets	—	388,784	114,168	—	502,952
Property and equipment, net	—	1,348,045	1,803,694	—	3,151,739
Goodwill	—	1,992,332	434,368	—	2,426,700
Intangible assets, net	—	58,312	30,740	—	89,052
Deferred tax assets	1,303	—	3,307	(1,303)	3,307
Investment in subsidiaries	5,390,417	—	—	(5,390,417)	—
Operating lease right-of-use assets	—	98,166	377,862	—	476,028
Other assets	234,014	48,597	12,214	(226,608)	68,217
Total assets	$5,625,734	$3,934,236	$2,776,353	$(5,618,328)	$6,717,995

Current liabilities:
Current portion of long-term debt	$196,072	$—	$—	$—	$196,072
Accounts payable	—	97,196	37,497	—	134,693
Accrued salaries and benefits	—	82,072	32,718	—	114,790
Current portion of operating lease liabilities	—	18,571	11,100	—	29,671
Other accrued liabilities	11,660	26,021	66,677	—	104,358
Total current liabilities	207,732	223,860	147,992	—	579,584
Long-term debt	2,944,820	—	226,608	(226,608)	2,944,820
Deferred tax liabilities	—	41,087	45,621	(1,303)	85,405
Operating lease liabilities	—	85,577	389,169	—	474,746
Derivative instrument liabilities	9,015	—	—	—	9,015
Other liabilities	—	110,923	15,844	—	126,767
Total liabilities	3,161,567	461,447	825,234	(227,911)	4,220,337
Redeemable noncontrolling interests	—	—	33,491	—	33,491
Total equity	2,464,167	3,472,789	1,917,628	(5,390,417)	2,464,167
Total liabilities and equity	$5,625,734	$3,934,236	$2,776,353	$(5,618,328)	$6,717,995

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

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2020

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$474,612	$308,198	$—	$782,810
Salaries, wages and benefits	4,979	261,603	173,734	—	440,316
Professional fees	—	28,558	34,742	—	63,300
Supplies	—	20,859	11,112	—	31,971
Rents and leases	—	8,883	11,941	—	20,824
Other operating expenses	—	63,819	34,710	—	98,529
Depreciation and amortization	—	21,046	20,634	—	41,680
Interest expense, net	14,460	24,159	4,166	—	42,785
Transaction-related expenses	—	1,525	2,024	—	3,549
Total expenses	19,439	430,452	293,063	—	742,954
(Loss) income before income taxes	(19,439)	44,160	15,135	—	39,856
Equity in earnings of subsidiaries	48,353	—	—	(48,353)	—
(Benefit from) provision for income taxes	(5,153)	11,712	(770)	—	5,789
Net income (loss)	34,067	32,448	15,905	(48,353)	34,067
Net income attributable to noncontrolling interests	—	—	(604)	—	(604)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$34,067	$32,448	$15,301	$(48,353)	$33,463
Other comprehensive income:
Foreign currency translation gain	—	—	(122,000)	—	(122,000)
Loss on derivative instruments	43,746	—	—	—	43,746
Other comprehensive income (loss)	43,746	—	(122,000)	—	(78,254)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$77,813	$32,448	$(106,699)	$(48,353)	$(44,791)

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Revenue	$—	$459,818	$300,799	$—	$760,617
Salaries, wages and benefits	6,101	254,942	168,536	—	429,579
Professional fees	—	25,368	31,639	—	57,007
Supplies	—	19,384	10,573	—	29,957
Rents and leases	—	8,403	11,904	—	20,307
Other operating expenses	—	59,390	34,475	—	93,865
Depreciation and amortization	—	19,605	20,975	—	40,580
Interest expense, net	19,578	23,018	5,534	—	48,130
Transaction-related expenses	—	3,218	1,103	—	4,321
Total expenses	25,679	413,328	284,739	—	723,746
(Loss) income before income taxes	(25,679)	46,490	16,060	—	36,871
Equity in earnings of subsidiaries	48,157	—	—	(48,157)	—
(Benefit from) provision for income taxes	(7,033)	17,065	(2,672)	—	7,360
Net income (loss)	29,511	29,425	18,732	(48,157)	29,511
Net income attributable to noncontrolling interests	—	—	(40)	—	(40)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$29,511	$29,425	$18,692	$(48,157)	$29,471
Other comprehensive income:
Foreign currency translation gain	—	—	44,481	—	44,481
Loss on derivative instruments	(8,690)	—	—	—	(8,690)
Other comprehensive income (loss)	(8,690)	—	44,481	—	35,791
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$20,821	$29,425	$63,173	$(48,157)	$65,262

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2020

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$34,067	$32,448	$15,905	$(48,353)	$34,067
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(48,353)	—	—	48,353	—
Depreciation and amortization	—	21,046	20,634	—	41,680
Amortization of debt issuance costs	3,050	—	—	—	3,050
Equity-based compensation expense	4,979	—	—	—	4,979
Deferred income taxes	101	11,044	141	—	11,286
Other	(101)	(9)	3	—	(107)
Change in operating assets and liabilities:
Accounts receivable, net	—	(5,234)	2,406	—	(2,828)
Other current assets	—	(17,887)	(1,244)	—	(19,131)
Other assets	82	(1,593)	497	(82)	(1,096)
Accounts payable and other accrued liabilities	—	17,726	(39,481)	—	(21,755)
Accrued salaries and benefits	—	(7,411)	1,381	—	(6,030)
Other liabilities	—	2,803	(1,372)	—	1,431
Net cash (used in) provided by operating activities	(6,175)	52,933	(1,130)	(82)	45,546
Investing activities:
Cash paid for capital expenditures	—	(48,264)	(21,283)	—	(69,547)
Cash paid for real estate acquisitions	—	(3,149)	—	—	(3,149)
Proceeds from sale of property and equipment	—	207	—	—	207
Other	—	(1,672)	—	—	(1,672)
Net cash used in investing activities	—	(52,878)	(21,283)	—	(74,161)
Financing activities:
Principal payments on long-term debt	(10,621)	—	(82)	82	(10,621)
Common stock withheld for minimum statutory taxes, net	(1,402)	—	—	—	(1,402)
Distributions to noncontrolling interests	—	—	(264)	—	(264)
Other	—	(423)	(720)	—	(1,143)
Cash provided by (used in) intercompany activity	18,198	(47,235)	29,037	—	—
Net cash provided by (used in) in financing activities	6,175	(47,658)	27,971	82	(13,430)
Effect of exchange rate changes on cash	—	—	(1,143)	—	(1,143)
Net (decrease) increase in cash and cash equivalents	—	(47,603)	4,415	—	(43,188)
Cash and cash equivalents at beginning of the period	—	98,943	25,249	—	124,192
Cash and cash equivalents at end of the period	$—	$51,340	$29,664	$—	$81,004

Acadia Healthcare Company, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019

(In thousands)

	Parent	Combined Subsidiary Guarantors	Combined Non- Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Operating activities:
Net income (loss)	$29,511	$29,425	$18,732	$(48,157)	$29,511
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(48,157)	—	—	48,157	—
Depreciation and amortization	—	19,605	20,975	—	40,580
Amortization of debt issuance costs	2,888	—	—	—	2,888
Equity-based compensation expense	6,101	—	—	—	6,101
Deferred income taxes	(254)	(678)	266	—	(666)
Other	1,993	253	(59)	—	2,187
Change in operating assets and liabilities:
Accounts receivable, net	—	(15,693)	3,713	—	(11,980)
Other current assets	—	(5,484)	(391)	—	(5,875)
Other assets	2,665	(353)	648	(2,665)	295
Accounts payable and other accrued liabilities	—	(7,100)	(8,601)	—	(15,701)
Accrued salaries and benefits	—	(7,872)	2,023	—	(5,849)
Other liabilities	—	3,317	(1,135)	—	2,182
Net cash (used in) provided by operating activities	(5,253)	15,420	36,171	(2,665)	43,673
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(40,400)	—	—	(40,400)
Cash paid for capital expenditures	—	(45,231)	(24,017)	—	(69,248)
Cash paid for real estate acquisitions	—	(1,066)	—	—	(1,066)
Proceeds from sale of property and equipment	—	836	92	—	928
Other	—	(315)	—	—	(315)
Net cash used in investing activities	—	(86,176)	(23,925)	—	(110,101)
Financing activities:
Borrowings on revolving credit facility	71,573	—	—	—	71,573
Principal payments on long-term debt	(8,246)	—	(2,665)	2,665	(8,246)
Common stock withheld for minimum statutory taxes, net	(1,327)	—	—	—	(1,327)
Other	(2,375)	(442)	(680)	—	(3,497)
Cash (used in) provided by intercompany activity	(54,372)	56,570	(2,198)	—	—
Net cash provided by (used in) in financing activities	5,253	56,128	(5,543)	2,665	58,503
Effect of exchange rate changes on cash	—	—	1,099	—	1,099
Net (decrease) increase in cash and cash equivalents	—	(14,628)	7,802	—	(6,826)
Cash and cash equivalents at beginning of the period	—	32,471	18,039	—	50,510
Cash and cash equivalents at end of the period	$—	$17,843	$25,841	$—	$43,684

21.	Subsequent Events

On April 21, 2020, the Company entered into the Thirteenth Amendment to the Amended and Restated Credit Agreement. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the existing covenant, to increase the leverage ratio for the rest of 2020. Additionally, in early April 2020, the Company borrowed $100.0 million on its revolving line of credit to enhance its cash position in response to the potential impact of COVID-19 on the Company’s future liquidity.

As part of the CARES Act, the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. The Company received approximately $20 million of the initial funds distributed in April 2020. The Company is evaluating the terms and conditions and financial impact of any funds received under the CARES Act and other government relief programs.

Using existing authority and certain expanded authority under the CARES Act, the U.S. Department of Health and Human Services (“HHS”) has expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, our facilities may request up to 100% of their Medicare payment amount for a three-month period. The repayment of these accelerated/advanced payments does not begin until 120 days after the date of the issuance of the payment. Once the repayment period starts, the amounts previously advanced to the provider or supplier will be recouped from the provider’s or supplier’s new Medicare claims. Facilities will generally have 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe. The Company applied for and received approximately $45 million in April 2020 from this program, which the Company expects to repay over a three-month period from August to November 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negative thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of the recent outbreak of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics and highly contagious infectious diseases;
•

increases in the amount and risk of collectability of patient accounts receivable, particularly as the unemployment rate and number of underinsured and uninsured patients increases as a result of the COVID-19 pandemic;

•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies in the U.S. and the U.K.;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
•	our ability to enter into and successfully complete any strategic transaction related to our U.K. operations;
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

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	any failure to comply with the terms of the corporate integrity agreement;
•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations;
•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
•

changes in interpretations, assumptions and expectations regarding recent tax legislation, including provisions of the CARES Act, and additional guidance that may be issued by federal and state taxing authorities;

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2020, we operated 588 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico. During the three months ended March 31, 2020, we added 80 beds to existing facilities. For the year ending December 31, 2020, we expect to add between 500 and 600 total beds exclusive of acquisitions.

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

During 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. In January 2020, we launched a formal process regarding the sale of our U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with our advisors, we solicited and have received initial, non-binding offers to acquire our U.K. business from multiple bidders. During the first quarter of 2020, we began the second phase of the sale process, during which interested bidders would receive proposed transaction documents and complete their confirmatory due diligence. While the interest from potential buyers has been strong, given evolving market dynamics related to the COVID-19 pandemic, we temporarily suspended the sale process in mid-March 2020 until market conditions recover.

COVID-19

During March 2020, the global pandemic of COVID-19 began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At a limited number of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. All of our facilities are closely following infectious disease protocols, as well as recommendations by the CDC and local health officials. We have established an internal COVID-19 taskforce, developed additional supply chain management processes, expanded telehealth capabilities and implemented emergency planning in directly impacted markets.

We have taken steps across our facilities to help minimize the impact of the virus. For example, we:

•

have instituted social distancing practices and protective measures throughout our facilities, which includes restricting or suspending visitor access, limiting group therapy, and screening patients and staff who enter our facilities based on criteria established by the CDC;

•	have cancelled all non-essential business travel; and
•	have implemented work-from-home policies for certain administrative employees, to the extent practicable, and suspended in-person trainings and conferences.

COVID-19 is adversely impacting our business and likely will have an impact on our financial results that we are not currently able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from medical officials regarding stay-at-home orders, social distancing practices and self-quarantine in response to the COVID-19 pandemic, we have seen a decline in referrals, particularly from emergency rooms and medical professionals. In addition, restrictive measures adopted or encouraged by federal, state and local governments, such as travel bans and stay-at-home orders, have reduced patient volume at our facilities more generally. As a result, many of our facilities are experiencing significantly lower average daily census (“ADC”). The impact on our facilities varies based on the market in which the facility operates and the type of facility. For the month of April 2020, ADC at our U.S. Facilities declined approximately 7% compared to the same period in the prior year, reflecting continuing deterioration in the first two weeks with signs of stabilization and improvement during the last two weeks. For the month of April 2020, we have seen stability in ADC at our U.K. Facilities ending the month at an approximately 5% decline compared to the same period in the prior year. It is difficult to predict the impact of COVID-19 on our patient volume, and, once restrictions are eased, we cannot predict the timing of returning to pre-COVID volumes, if at all.

We have developed additional supply chain management processes, which includes extensive tracking and delivery of key personal protective equipment (“PPE”) and supplies and sharing resources across all facilities. However, we are also experiencing supply chain disruptions and could experience significant price increases in equipment, pharmaceuticals and medical supplies, particularly PPE. Pandemic-related staffing difficulties and equipment, pharmaceutical and medical supplies shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor and an increase in overtime hours paid to our employees.

At March 31, 2020, we had approximately $81.0 million of cash and cash equivalents and approximately $485.0 million of available borrowing capacity under our revolving line of credit. In early April 2020, we borrowed $100.0 million on our revolving line of credit to enhance our cash position in response to the potential impact of COVID-19 on our future liquidity. In response to the estimated financial impact of the COVID-19 pandemic, we are pursuing various actions intended to enhance our financial flexibility including, among other things, the benefits described in the “CARES Act and other Regulatory Developments” herein. In addition, we are evaluating and undertaking certain additional steps to mitigate the financial impact, including:

•	reducing maintenance and expansion capital expenditures;
•	managing corporate and facility-level staffing costs by reducing hours, implementing employee furloughs and implementing a hiring freeze for non-clinical staff;
•	cancelling all non-essential business travel;
•	reducing discretionary expenditures and temporarily reducing marketing spending;
•	negotiating with our vendors and lessors for discounts and/or revised payment terms; and
•	closely managing our working capital as our facilities continue to bill and collect for services rendered and extend payments on traditional accounts payables.

Although we are reviewing potential liquidity and intend to seek any available benefits under the CARES Act, including those described herein, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you we will be able to access such benefits in a timely manner or at all. In addition, procuring these benefits and otherwise responding to the global pandemic is likely to require us to dedicate additional management resources.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Business—The COVID-19 global pandemic is affecting our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. and U.K. economies remain unstable for a significant amount of time or if patient volumes at our facilities do not recover quickly.”

CARES Act and Other Regulatory Developments

On March 27, 2020, the CARES Act was signed into law. The CARES Act is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. Among other things, the CARES Act includes additional support for small businesses, expands unemployment benefits, makes forgivable loans available to small businesses, provides for certain federal income tax changes, and provides $500 billion for loans, loan guarantees, and other investments for or in U.S. businesses.

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•

an appropriation of $100 billion to the Public Health and Social Services Emergency Fund (“PHSSE Fund”) for a new program to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenues;

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020; and
•	waivers or temporary suspension of certain regulatory requirements.

As noted above, the U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “New PPP Act”). Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and will likely be disbursed to providers under terms and conditions similar to the CARES Act funds. We have received approximately $20 million of the initial PHSSE funds distributed in April 2020.

Using existing authority and certain expanded authority under the CARES Act, HHS has expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, our facilities may request up to 100% of their Medicare payment amount for a three-month period. The repayment of these accelerated/advanced payments does not begin until 120 days after the date of the issuance of the payment. Once the repayment period starts, the amounts previously advanced to the provider or supplier will be recouped from the provider’s or supplier’s new Medicare claims. Our facilities will generally have 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe. We applied for and received approximately $45 million in April 2020 from this program, which we expect to repay over a three-month period from August to November 2020.

Also under the CARES Act, we anticipate a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2020.

The CARES Act also provides for certain federal income tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We are still reviewing and determining the extent to which the tax provisions of the CARES Act will affect the Company. We expect a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. Within the CARES Act, the interest expense deduction threshold was increased to 50% of Adjusted Taxable Income for 2019 and 2020 tax years, making our interest expense fully deductible. As a result, we expect a cash benefit in the form of refunds and/or lower tax payments of approximately $16 million related to our 2019 interest expense and between $15 million and $20 million related to our 2020 interest expense.

In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation passed by Congress, CMS and many state governments have also issued waivers and temporary suspensions of healthcare facility licensure, certification, and reimbursement requirements in order to provide hospitals, physicians, and other healthcare providers with increased flexibility to meet the challenges presented by the COVID-19 pandemic. For example, CMS and many state governments have temporarily eased regulatory requirements and burdens for delivering and being reimbursed for healthcare services provided remotely through telemedicine. CMS has also temporarily waived many provisions of the Stark law, including many of the provisions affecting our relationships with physicians. Many states have also suspended the enforcement of certain regulatory requirements to ensure that healthcare providers have sufficient capacity to treat COVID-19 patients. These regulatory changes are temporary, with most slated to expire at the end of the declared COVID-19 public health emergency.

We are evaluating the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

On April 24, 2020 President Trump signed into law the New PPP Act. Among other things, the New PPP Act allocates $75 billion to Medicare and Medicaid participating hospitals and other healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion dollars allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act, and will likely be disbursed to providers under terms and conditions similar to the CARES Act funds.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Revenue	$782,810	100.0%	$760,617	100.0%
Salaries, wages and benefits	440,316	56.2%	429,579	56.5%
Professional fees	63,300	8.1%	57,007	7.5%
Supplies	31,971	4.1%	29,957	3.9%
Rents and leases	20,824	2.7%	20,307	2.7%
Other operating expenses	98,529	12.6%	93,865	12.3%
Depreciation and amortization	41,680	5.3%	40,580	5.3%
Interest expense	42,785	5.5%	48,130	6.3%
Transaction-related expenses	3,549	0.4%	4,321	0.6%
Total expenses	742,954	94.9%	723,746	95.1%
Income before income taxes	39,856	5.1%	36,871	4.9%
Provision for income taxes	5,789	0.7%	7,360	1.0%
Net income	34,067	4.4%	29,511	3.9%
Net income attributable to noncontrolling interests	(604)	-0.1%	(40)	0.0%
Net income attributable to Acadia Healthcare Company, Inc.	$33,463	4.3%	$29,471	3.9%

Segments

At March 31, 2020, the U.S. Facilities segment included 228 behavioral healthcare facilities with approximately 9,600 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 360 behavioral healthcare facilities with approximately 8,700 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three months ended March 31, 2020 compared to the same period in 2019:

U.S. Same Facility Results (a)
Revenue growth	4.1%
Patient days growth	2.9%
Admissions growth	0.9%
Average length of stay change (b)	1.9%
Revenue per patient day growth	1.2%
EBITDA margin change (c)	-90 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

(c)   Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, transaction-related expenses, interest expense and depreciation and amortization. Management uses Segment EBITDA as an analytical indicator to measure the performance of our segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Results in our U.S. Facilities for the three months ended March 31 2020, were affected by actions taken to curtail the spread of COVID-19. Volumes declined in late March 2020 as a result of the impact of the pandemic on traditional referral sources, such as emergency rooms and medical professionals; the stay-at-home orders implemented by many states; and the effects of the travel restrictions on certain facilities with national referral networks. Same facility patient days increased more than 4% through the first two months of 2020 compared to the same period in the prior year. The COVID-19 pandemic affected our business starting in late March 2020 and caused same facility patient day volumes to decline approximately 3% in the last two weeks of the month relative to the same period in the prior year.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three months ended March 31, 2020 compared to the same period in 2019:

U.K. Same Facility Results (a,c)
Revenue growth	1.9%
Patient days growth	-1.0%
Admissions growth	-7.6%
Average length of stay change (b)	7.2%
Revenue per patient day growth	3.0%
EBITDA margin change (d)	-140 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division and certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three months ended March 31, 2019 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2020 in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.

Results in our U.K. Facilities for the three months ended March 31 2020 were also affected by actions taken to curtail the spread of COVID-19. Beginning in late March 2020, our U.K. operations faced temporary disruptions from the stay-at-home orders implemented in the U.K. on the referral and commissioning process. While the volume impact in the U.K. has been limited due to the longer length of stay for many of our service lines, certain services with a shorter length of stay have been impacted. In our U.K. Facilities, same facility patient days were flat through the first two months of 2020 and then declined approximately 3% in the last two weeks of March 2020 compared to the same period in the prior year.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue. Revenue increased $22.2 million, or 2.9%, to $782.8 million for the three months ended March 31, 2020 from $760.6 million for the three months ended March 31, 2019 resulting from same facility revenue growth of 3.4% offset by $4.6 million as a result of the decrease in the exchange rate between USD and GBP. During the three months ended March 31, 2020, we generated $509.2 million of revenue, or 65.0% of our total revenue, from our U.S. Facilities and $273.6 million of revenue, or 35.0% of our total revenue, from our U.K. Facilities. During the three months ended March 31, 2019, we generated $488.0 million of revenue, or 64.2% of our total revenue, from our U.S. Facilities and $272.7 million of revenue, or 35.8% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $19.7 million, or 4.1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, resulting from same facility growth in patient days of 2.9% and an increase in same facility revenue per day of 1.2%. Consistent with the same facility patient day growth in 2019, the growth in same facility patient days for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, resulted from the addition of beds to our existing facilities and ongoing demand for our services. U.K. same facility revenue increased by $4.7 million, or 1.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, resulting from an increase in same facility revenue per day of 3.0% offset by a decline in same facility patient days of 1.0%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $440.3 million for the three months ended March 31, 2020 compared to $429.6 million for the three months ended March 31, 2019, an increase of $10.7 million. SWB expense included $5.0 million and $6.1 million of equity-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $435.3 million, or 55.6% of revenue, for the three months ended March 31, 2020, compared to $423.5 million, or 55.7% of revenue, for the three months ended March 31, 2019. Same facility SWB expense was $396.3 million for the three months ended March 31, 2020, or 52.8% of revenue, compared to $383.1 million for the three months ended March 31, 2019, or 52.8% of revenue.

Professional fees. Professional fees were $63.3 million for the three months ended March 31, 2020, or 8.1% of revenue, compared to $57.0 million for the three months ended March 31, 2019, or 7.5% of revenue. The increase in professional fees was primarily the result of higher cost agency labor required in certain markets, which was partially attributable to COVID-19. Same facility professional fees were $55.9 million for the three months ended March 31, 2020, or 7.4% of revenue, compared to $49.8 million, for the three months ended March 31, 2019, or 6.8% of revenue.

Supplies. Supplies expense was $32.0 million for the three months ended March 31, 2020, or 4.1% of revenue, compared to $30.0 million for the three months ended March 31, 2019, or 3.9% of revenue. The increase in supplies was primarily the result of COVID-19 related supply purchases, particularly PPE. Same facility supplies expense was $30.2 million for the three months ended March 31, 2020, or 4.0% of revenue, compared to $28.2 million for the three months ended March 31, 2019, or 3.9% of revenue.

Rents and leases. Rents and leases were $20.8 million for the three months ended March 31, 2020, or 2.7% of revenue compared to $20.3 million for the three months ended March 31, 2019, or 2.7% of revenue. Same facility rents and leases were $17.1 million for the three months ended March 31, 2020, or 2.3% of revenue, compared to $16.3 million for the three months ended March 31, 2019, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $98.5 million for the three months ended March 31, 2020, or 12.6% of revenue, compared to $93.9 million for the three months ended March 31, 2019, or 12.3% of revenue. Same facility other operating expenses were $93.2 million for the three months ended March 31, 2020, or 12.4% of revenue, compared to $88.3 million for the three months ended March 31, 2019, or 12.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $41.7 million for the three months ended March 31, 2020, or 5.3% of revenue, compared to $40.6 million for the three months ended March 31, 2019, or 5.3% of revenue.

Interest expense. Interest expense was $42.8 million for the three months ended March 31, 2020 compared to $48.1 million for the three months ended March 31, 2019. The decrease in interest expense was primarily a result of lower interest rates applicable to our variable rate debt.

Transaction-related expenses. Transaction-related expenses were $3.5 million for the three months ended March 31, 2020 compared to $4.3 million for the three months ended March 31, 2019. Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Termination, restructuring, sale and strategic review costs	$2,221	$2,282
Legal, accounting and other acquisition-related costs	1,328	796
Management transition costs	—	1,243
	$3,549	$4,321

Provision for income taxes. For the three months ended March 31, 2020, the provision for income taxes was $5.8 million, reflecting an effective tax rate of 14.5%, compared to $7.4 million, reflecting an effective tax rate of 20.0%, for the three months ended March 31, 2019. The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily attributable to the application of the CARES Act. We recorded a discrete benefit during the three months ended March 31, 2020 resulting from a change in our valuation allowance related to a decrease in the deferred tax asset on carried forward interest.

As we continue to monitor tax implications of the CARES Act and other state, federal and foreign stimulus and tax legislation, we may make adjustments to our estimates and record additional amounts for tax assets and liabilities. Additionally, market disruption due to COVID-19 may affect the Company’s ability to realize our deferred tax assets. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Commercial	$143,142	28.1%	$139,427	28.6%
Medicare	72,271	14.2%	72,616	14.9%
Medicaid	260,044	51.1%	239,191	49.0%
Self-Pay	27,034	5.3%	31,732	6.5%
Other	6,726	1.3%	4,994	1.0%
Revenue	$509,217	100.0%	$487,960	100.0%

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
U.K. public funded sources	$246,136	90.0%	$245,413	90.0%
Self-Pay	26,915	9.8%	26,814	9.8%
Other	542	0.2%	430	0.2%
Revenue	$273,593	100.0%	$272,657	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2020 and December 31, 2019:

March 31, 2020

	Current	30-90	90-150	>150	Total
Commercial	16.1%	5.7%	2.8%	6.6%	31.2%
Medicare	10.4%	2.0%	0.6%	1.3%	14.3%
Medicaid	23.6%	5.2%	3.3%	6.6%	38.7%
U.K. public funded sources	4.7%	2.9%	0.0%	0.0%	7.6%
Self-Pay	1.6%	1.7%	1.2%	2.8%	7.3%
Other	0.5%	0.2%	0.1%	0.1%	0.9%
Total	56.9%	17.7%	8.0%	17.4%	100.0%

December 31, 2019

	Current	30-90	90-150	>150	Total
Commercial	15.2%	6.2%	3.9%	6.3%	31.6%
Medicare	10.3%	1.4%	0.4%	0.9%	13.0%
Medicaid	23.3%	5.9%	3.4%	6.8%	39.4%
U.K. public funded sources	6.3%	1.6%	0.0%	0.0%	7.9%
Self-Pay	1.8%	1.4%	1.4%	2.5%	7.1%
Other	0.6%	0.2%	0.1%	0.1%	1.0%
Total	57.5%	16.7%	9.2%	16.6%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2020 was $45.5 million compared to $43.7 million for the three months ended March 31, 2019. Days sales outstanding were 39 days at March 31, 2020 compared to 40 at December 31, 2019.

Cash used in investing activities for the three months ended March 31, 2020 was $74.2 million compared to $110.1 million for the three months ended March 31, 2019. Cash used in investing activities for the three months ended March 31, 2020 primarily consisted of $69.5 million of cash paid for capital expenditures, $3.1 million of cash paid for real estate and other of $1.7 million, offset by proceeds from sale of property and equipment of $0.2 million. Cash paid for capital expenditures for the three months ended March 31, 2020 consisted of $24.1 million of routine capital expenditures and $45.4 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 3.1% of revenue for the three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2019 primarily consisted of cash paid for acquisitions of $40.4 million, $69.2 million of cash paid for capital expenditures and $1.1 million of cash paid for real estate and other of $0.3 million offset by proceeds from sale of property and equipment of $0.9 million. Cash paid for capital expenditures for the three months ended March 31, 2019 consisted of $18.5 million of cash paid for routine capital expenditures and $50.7 million of expansion capital expenditures.

Cash used in financing activities for the three months ended March 31, 2020 was $13.4 million compared to cash provided by financing activities of $58.5 million for the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2020 consisted of principal payments of long-term debt of $10.6 million, common stock withheld for minimum statutory taxes of $1.4 million, distributions to noncontrolling interests of $0.3 million and other of $1.1 million. Cash provided by financing activities for the three months ended March 31, 2019 primarily consisted of borrowings on revolving credit facility of $71.6 million offset by principal payments of long-term debt of $8.2 million, common stock withheld for minimum statutory taxes of $1.3 million and other of $3.5 million.

We had total available cash and cash equivalents of $81.0 million and $124.2 million at March 31, 2020 and December 31, 2019, respectively, of which approximately $26.1 million and $23.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

In April 2020 we were able to take advantage of certain relief programs offered through the CARES Act, including receipt of approximately $20 million relating to the initial portions of the PHSSE funds and approximately $45 million of payments from the CMS’ Accelerated and Advance Payment Program. We anticipate receiving additional PHSSE Fund grants in future disbursements. We further anticipate a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration provided for in the CARES Act.

We believe existing cash on hand, cash flows from operations, the availability under our revolving line of credit and cash from additional financing would be sufficient to meet our expected liquidity needs during the next 12 months.

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

On April 21, 2020, we entered into the Thirteenth Amendment to the Amended and Restated Credit Agreement. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the existing covenant to increase the leverage ratio for the rest of 2020.

We had $485.0 million of availability under the revolving line of credit and had standby letters of credit outstanding of $15.0 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2020. In early April 2020, we borrowed $100.0 million on the revolving line of credit to enhance our cash position in response to the potential impact of COVID-19 on our future liquidity. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing.

The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $7.1 million for September 30, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility of $447.3 million due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility of $854.4 million due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the Company and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA, in each case as defined in the Amended and Restated Credit Agreement). The Applicable Rate (as defined in the Amended and Restated Credit Agreement) for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans (as defined in the Amended and Restated Credit Agreement) and 1.50% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) at March 31, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) (based upon the LIBOR Rate (as defined in the Amended and Restated Credit Agreement) prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At March 31, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

c)	The financial covenants include maintenance of the following:
•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;
•	the consolidated leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2020	5.75x	6.50x	6.50x	6.25x
2021	5.25x	5.25x	5.00x	5.00x

•	the consolidated senior secured leverage ratio may not be greater than 3.50x as of the end of each fiscal quarter.

At March 31, 2020, we were in compliance with all of the above covenants.

Senior Notes

6.125% Senior Notes Due 2021

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021. The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. At March 31, 2020, the 6.125% Senior Notes are included in current portion of debt on the condensed consolidated balance sheet.

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

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2020 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$342,681	$2,812,016	$415,366	$—	$3,570,063
Operating lease liabilities (b)	60,759	108,659	93,414	639,780	902,612
Finance lease liabilities	7,292	37,314	2,432	24,817	71,855
Total obligations and commitments	$410,732	$2,957,989	$511,212	$664,597	$4,544,530

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2020.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At March 31, 2020, we had standby letters of credit outstanding of $15.0 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Critical Accounting Policies

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. We have two operating segments for segment reporting purposes, U.S. Facilities and U.K. Facilities, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2019 resulted in no impairment charges.

During late March 2020, results in our U.S. Facilities and U.K. Facilities were affected by actions taken to curtail the spread of COVID-19. Based on recent financial performance and current forecasts, we believe it is more likely than not that the fair values of each of our reporting units exceeds the carrying values of each reporting unit. At March 31, 2020, no impairment indicators were present. Therefore, a quantitative impairment test was not required. We will continue to monitor our business, financial performance and forecasts for indicators of impairment prior to our annual impairment test on October 1, 2020. Continued disruptions to our business as a result of COVID-19 pandemic could have a material adverse effect on our results of operations, financial condition, cash flows and ability to service our indebtedness and may affect the amounts reported in the consolidated financial statements including those related to the potential impairment of goodwill and long-lived assets.

There have been no material changes in our critical accounting policies at March 31, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2020 was composed of $1.3 billion of fixed-rate debt and $1.6 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.35% higher rate on our variable rate debt) would decrease our net income and cash flows by $3.2 million on an annual basis based upon our borrowing level at March 31, 2020.

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

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $6.9 million on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). At this time, we are unable to quantify any potential liability in connection with this litigation because the cases are in their early stages.

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

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company has updated and supplemented certain risk factors previously disclosed in its periodic reports filed with the Securities and Exchange Commission as set forth below. The risks described herein and those in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

The COVID-19 global pandemic is affecting our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. and U.K. economies remain unstable for a significant amount of time or if patient volumes at our facilities do not recover quickly.

The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. COVID-19 is still rapidly evolving and much of its impact remains unknown and difficult to predict; however, it has adversely affected our business operations in recent weeks, is expected to impact our financial performance for the second quarter of 2020, and potentially could negatively impact our financial performance for the year ending December 31, 2020 or longer.

COVID-19 may result in fewer referrals to our facilities and lower voluntary admissions as individuals may be less inclined to leave their homes and seek treatment all of which could result in reduced admissions and patient volumes. If employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus could spread to others at the facility and impact the operations of such facility. It is difficult to predict the duration of lower patient volume, and, once restrictions are eased, we cannot predict the timing of returning to pre-COVID volumes, if at all.

We are also experiencing supply chain disruptions and could experience significant price increases, in equipment, pharmaceuticals and medical supplies, particularly PPE. Pandemic-related staffing difficulties and equipment, pharmaceutical and medical supplies shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor and an increase in overtime hours paid to our employees. In recent periods, we have experienced higher staffing costs particularly in our U.K. Facilities, which issues could be amplified as a result of COVID-19 and increased competition and cost for nurses and other healthcare personnel needed for our business.

Steps that we are taking to mitigate the financial impact may have negative impacts on our financial condition and results of operations, including:

•

postponing or eliminating maintenance capital expenditures and growth capital expenditures, including acquisitions, de novo and joint venture development and facility expansions could have long-term negative impacts on our ability to grow and therefore our business plans and expectations;

•

managing corporate and facility-level staffing costs by reducing hours, implementing employee furloughs and implementing a hiring freeze for non-clinical staff could negatively impact our ability to provide services once volumes return and could negatively impact employee morale and recruitment efforts;

•	reducing marketing expenditures could impact our ability to attract patients to our facilities; and
•	reducing corporate expenses could impact our ability to support our facilities and future operations in the manner that they need and expect.

Even after taking into account the actions described above intended to increase financial flexibility, the volume reductions we are experiencing will likely result in materially higher losses and material decreases in Adjusted EBITDA during the second quarter of 2020 and potentially for subsequent quarters. We cannot predict if or when utilization may return to normal.

Broad economic factors resulting from COVID-19, including increasing unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed.

In addition, our results and financial condition may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. or U.K. healthcare systems, which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. We may also be subject to negative press and/or lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial costs to resolve. Our professional and general liability insurance may not cover all claims against us.

Furthermore, the COVID-19 pandemic has caused disruption in the financial markets and the businesses of financial institutions. These factors have caused a slowdown in the decision-making of these institutions, which may affect the timing on which we may obtain any additional funding. As a result, there can be no assurance that we will be able to access additional funds on terms acceptable to us, if at all.

As previously disclosed, we have suspended our pursuit of a strategic transaction for our U.K. business and there is no assurance as to the timing, terms or viability of a restart of such a process which could have a material adverse effect on our business plans and financial condition. In addition, we may not be able to pursue organic growth initiatives and/or acquisition and joint venture opportunities previously planned or expected for our business.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic have had and are likely to continue to have a material adverse effect on our business and could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness. Additionally, the COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the materiality of certain other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Finally, although we are reviewing and intend to seek any available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the programs we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. Accessing these programs and our response to the COVID-19 pandemic have required our management team to devote extensive resources and is likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	5,651	$33.22	—	—
February 1 – February 29	14,450	31.99	—	—
March 1 – March 31	26,277	26.92	—	—
Total	46,378

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
10.1	Thirteenth Amendment, dated April 21, 2020, to the Credit Agreement. (2)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 22, 2020 (File No. 001-35331).
*	Filed herewith.

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

Dated: May 5, 2020