Form 10-Q
period 2020-06-30
Acadia Healthcare Company, Inc.
filed 2020-08-05
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At August 5, 2020, there were 88,963,135 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$211,939	$124,192
Accounts receivable, net	325,507	339,775
Other current assets	73,495	78,244
Total current assets	610,941	542,211
Property and equipment, net	3,160,784	3,224,034
Goodwill	2,425,372	2,449,131
Intangible assets, net	89,047	90,357
Deferred tax assets	3,274	3,339
Operating lease right-of-use assets	475,262	501,837
Other assets	68,548	68,233
Total assets	$6,833,228	$6,879,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$48,465	$43,679
Accounts payable	118,799	127,045
Accrued salaries and benefits	119,939	122,552
Current portion of operating lease liabilities	30,038	29,140
Other accrued liabilities	210,123	141,160
Total current liabilities	527,364	463,576
Long-term debt	3,078,445	3,105,420
Deferred tax liabilities	90,688	71,860
Operating lease liabilities	474,218	502,252
Derivative instrument liabilities	8,683	68,915
Other liabilities	116,553	128,587
Total liabilities	4,295,951	4,340,610
Redeemable noncontrolling interests	33,939	33,151
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,897,964 and 87,715,591 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	879	877
Additional paid-in capital	2,567,050	2,557,642
Accumulated other comprehensive loss	(500,879)	(414,884)
Retained earnings	436,288	361,746
Total equity	2,503,338	2,505,381
Total liabilities and equity	$6,833,228	$6,879,142

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenue	$750,311	$789,362	$1,533,121	$1,549,979
Salaries, wages and benefits (including equity-based compensation expense of $5,808, $4,182, $10,787 and $10,283, respectively)	427,603	430,219	867,919	859,798
Professional fees	58,614	58,429	121,914	115,436
Supplies	30,124	30,914	62,095	60,871
Rents and leases	20,827	20,419	41,651	40,726
Other operating expenses	92,600	94,677	191,129	188,542
Other income	(18,070)	—	(18,070)	—
Depreciation and amortization	41,445	41,077	83,125	81,657
Interest expense, net	38,726	48,610	81,511	96,740
Debt extinguishment costs	3,271	—	3,271	—
Transaction-related expenses	5,241	5,212	8,790	9,533
Total expenses	700,381	729,557	1,443,335	1,453,303
Income before income taxes	49,930	59,805	89,786	96,676
Provision for income taxes	8,216	11,604	14,005	18,964
Net income	41,714	48,201	75,781	77,712
Net income attributable to noncontrolling interests	(635)	(61)	(1,239)	(101)
Net income attributable to Acadia Healthcare Company, Inc.	$41,079	$48,140	$74,542	$77,611
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.47	$0.55	$0.85	$0.89
Diluted	$0.46	$0.55	$0.84	$0.88
Weighted-average shares outstanding:
Basic	87,872	87,618	87,818	87,562
Diluted	88,608	87,837	88,228	87,770

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$41,714	$48,201	$75,781	$77,712
Other comprehensive (loss) income:
Foreign currency translation loss	(7,183)	(50,618)	(129,183)	(6,137)
(Loss) gain on derivative instruments, net of tax of $(0.2) million, $9.2 million, $16.0 million and $5.7 million, respectively	(558)	17,587	43,188	8,897
Other comprehensive (loss) income	(7,741)	(33,031)	(85,995)	2,760
Comprehensive income (loss)	33,973	15,170	(10,214)	80,472
Comprehensive income attributable to noncontrolling interests	(635)	(61)	(1,239)	(101)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$33,338	$15,109	$(11,453)	$80,371

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	87,444	$874	$2,541,987	$(462,377)	$252,823	$2,333,307
Common stock issued under stock incentive plans	149	2	291	—	—	293
Common stock withheld for minimum statutory taxes	—	—	(1,620)	—	—	(1,620)
Equity-based compensation expense	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	35,791	—	35,791
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	29,471	29,471
Balance at March 31, 2019	87,593	876	2,546,759	(426,586)	282,294	2,403,343
Common stock issued under stock incentive plans	52	—	68	—	—	68
Common stock withheld for minimum statutory taxes	—	—	(356)	—	—	(356)
Equity-based compensation expense	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	(33,031)	—	(33,031)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	48,140	48,140
Balance at June 30, 2019	87,645	876	2,550,653	(459,617)	330,434	2,422,346
Common stock issued under stock incentive plans	10	1	153	—	—	154
Common stock withheld for minimum statutory taxes	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	4,039	—	—	4,039
Other comprehensive loss	—	—	—	(48,377)	—	(48,377)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	42,566	42,566
Balance at September 30, 2019	87,655	877	2,554,808	(507,994)	373,000	2,420,691
Common stock issued under stock incentive plans	60	—	54	—	—	54
Common stock withheld for minimum statutory taxes	—	—	(205)	—	—	(205)
Equity-based compensation expense	—	—	2,985	—	—	2,985
Other comprehensive income	—	—	—	93,110	—	93,110
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(11,254)	(11,254)
Balance at December 31, 2019	87,715	877	2,557,642	(414,884)	361,746	2,505,381
Common stock issued under stock incentive plans	127	1	(1)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(1,402)	—	—	(1,402)
Equity-based compensation expense	—	—	4,979	—	—	4,979
Other comprehensive loss	—	—	—	(78,254)	—	(78,254)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	33,463	33,463
Balance at March 31, 2020	87,842	878	2,561,218	(493,138)	395,209	2,464,167
Common stock issued under stock incentive plans	56	1	169	—	—	170
Common stock withheld for minimum statutory taxes	—	—	(145)	—	—	(145)
Equity-based compensation expense	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(7,741)	—	(7,741)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	41,079	41,079
Balance at June 30, 2020	87,898	$879	$2,567,050	$(500,879)	$436,288	$2,503,338

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating activities:
Net income	$75,781	$77,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,125	81,657
Amortization of debt issuance costs	6,382	5,887
Equity-based compensation expense	10,787	10,283
Deferred income taxes	22,045	(205)
Debt extinguishment costs	3,271	—
Other	(1,152)	2,395
Change in operating assets and liabilities:
Accounts receivable, net	11,066	(27,669)
Other current assets	(8,238)	(10,591)
Other assets	2,823	661
Accounts payable and other accrued liabilities	40,923	(11,060)
Accrued salaries and benefits	(794)	(3,232)
Other liabilities	18,925	2,848
Net cash provided by operating activities	264,944	128,686
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(44,900)
Cash paid for capital expenditures	(132,080)	(139,128)
Cash paid for real estate acquisitions	(4,415)	(4,448)
Proceeds from sale of property and equipment	1,412	11,649
Other	(4,849)	(1,155)
Net cash used in investing activities	(139,932)	(177,982)
Financing activities:
Borrowings on long-term debt	450,000	—
Borrowings on revolving credit facility	100,000	76,573
Principal payments on revolving credit facility	(100,000)	(11,573)
Principal payments on long-term debt	(21,242)	(16,492)
Repayment of long-term debt	(450,000)	—
Payment of debt issuance costs	(10,595)	—
Common stock withheld for minimum statutory taxes, net	(1,377)	(1,615)
Distributions to noncontrolling interests	(451)	—
Other	(2,344)	(4,345)
Net cash (used in) provided by financing activities	(36,009)	42,548
Effect of exchange rate changes on cash	(1,256)	(221)
Net increase (decrease) in cash and cash equivalents	87,747	(6,969)
Cash and cash equivalents at beginning of the period	124,192	50,510
Cash and cash equivalents at end of the period	$211,939	$43,541
Effect of acquisitions:
Assets acquired, excluding cash	$—	$48,555
Liabilities assumed	—	(3,655)
Cash paid for acquisitions, net of cash acquired	$—	$44,900

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At June 30, 2020, the Company operated 589 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico.

During 2019, the Company commenced a review of strategic alternatives including those related to its U.K. operations and a potential sale of such operations. In January 2020, the Company launched a formal process regarding the sale of its U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with its advisors, the Company solicited and received initial, non-binding offers to acquire its U.K. business from multiple bidders. During the first quarter of 2020, the Company began the second phase of the sale process, during which interested bidders would receive proposed transaction documents and complete their confirmatory due diligence. However, given evolving market dynamics related to the novel coronavirus (“COVID-19”) pandemic, the Company suspended the sale process in mid-March 2020. While the interest from potential buyers has been strong, the sale process remains temporarily suspended.

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

During March 2020, the global pandemic of COVID-19 began to affect the Company’s facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At a limited number of facilities, employees and/or patients have tested positive for COVID-19. The Company is committed to protecting the health of our communities and has been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. All of the Company’s facilities are closely following infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”), the National Health Service (“NHS”) and local health officials. The Company has established an internal COVID-19 taskforce, taken steps to secure its supply chain, expanded telehealth capabilities and implemented emergency planning in directly impacted markets. Nevertheless, COVID-19 is adversely impacting the Company’s business and will likely have an impact on its financial results that the Company is not currently able to quantify. Continuing disruptions to the Company’s business as a result of the COVID-19 pandemic could have a material adverse effect on its results of operations, financial condition, cash flows and ability to service its indebtedness and may affect the amounts reported in the consolidated financial statements including those related to collectability of accounts receivable as well as professional and general liability reserves, tax assets and liabilities and may result in a potential impairment of goodwill and long-lived assets.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Recently Issued Accounting Standards

In March 2020, the SEC adopted final rules that amend Rule 3-10 and Rule 3-16 of Regulation S-X to reduce and simplify the financial disclosure requirements applicable to guarantors and issuers of guaranteed securities, as well as for affiliates whose securities collateralize a registrant’s securities. The new rules are effective January 4, 2021. Early adoption is permitted. The Company early adopted the new rules during the three months ended June 30, 2020.

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
3.	The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “New PPP Act”). Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $20 million relating to the initial portions of the Public Health and Social Services Emergency Fund (“PHSSE Fund”) and approximately $45 million of payments from the Centers for Medicare and Medicaid Services’ (“CMS”) Accelerated and Advance Payment Program. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. The Company continues to review and determine the extent to which the tax provisions of the CARES Act will affect the Company.

During the three months ended June 30, 2020, the Company recorded $18.1 million of income related to funds received under the CARES Act within other income in the condensed consolidated statements of income. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, funds received under the CARES Act and other government relief programs.

4.	Revenue

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acute inpatient psychiatric facilities	$224,844	$229,128	$464,258	$445,725
Specialty treatment facilities	192,479	201,269	386,090	394,304
Residential treatment centers	68,845	74,084	139,279	147,308
Outpatient community-based facilities	5,307	5,332	11,065	10,436
Revenue	$491,475	$509,813	$1,000,692	$997,773

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and six months ended June 30, 2020 and 2019 was not significant.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$140,028	28.5%	$146,917	28.8%	$283,170	28.3%	$286,344	28.7%
Medicare	75,914	15.4%	73,505	14.4%	148,185	14.8%	146,121	14.6%
Medicaid	245,690	50.0%	255,070	50.0%	505,734	50.5%	494,261	49.5%
Self-Pay	22,476	4.6%	29,624	5.8%	49,510	5.0%	61,356	6.2%
Other	7,367	1.5%	4,697	1.0%	14,093	1.4%	9,691	1.0%
Revenue	$491,475	100.0%	$509,813	100.0%	$1,000,692	100.0%	$997,773	100.0%

Contract liabilities in the U.S. Facilities primarily consisted of unearned revenues from CMS’ Accelerated and Advance Payment Program. Contract liabilities are included in other accrued liabilities on the condensed consolidated balance sheets. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. The repayment of these accelerated/advance payments does not begin until 120 days after the date of issuance of payment. Once repayment is required, the amount will be recouped from the provider’s or supplier’s new Medicare claims. The facilities will generally have 210 days from the date of payment to repay the amounts that they owe. The Company expects the approximately $45 million received to be repaid over a three-month period from August to November 2020. A summary of the activity in unearned revenue in the U.S. Facilities is as follows (in thousands):

Balance at December 31, 2019	$1,896
Payments received	$49,332
Revenue recognized	(3,366)
Balance at June 30, 2020	$47,862

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Healthcare facilities	$137,538	$155,553	$285,675	$307,261
Education and Children’s Services	44,630	46,142	91,296	92,264
Adult Care facilities	76,668	77,854	155,458	152,681
Revenue	$258,836	$279,549	$532,429	$552,206

On an annual basis, the Company receives payments from approximately 500 public funded sources in the U.K. (including the NHS, Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales) and individual patients and clients. The Company determines the transaction price based on established billing rates by payor reduced by implicit price concessions. Implicit price concessions are insignificant in the U.K. Facilities.

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$235,685	91.1%	$252,332	90.3%	$481,821	90.5%	$497,745	90.1%
Self-Pay	22,556	8.7%	26,651	9.5%	49,471	9.3%	53,465	9.7%
Other	595	0.2%	566	0.2%	1,137	0.2%	996	0.2%
Revenue	$258,836	100.0%	$279,549	100.0%	$532,429	100.0%	$552,206	100.0%

Contract liabilities in the U.K. Facilities primarily consist of unearned revenue due to the timing of payments received mainly in our education and children’s services and healthcare facilities. Contract liabilities are included in other accrued liabilities on the condensed consolidated balance sheets. A summary of the activity in unearned revenue in the U.K. Facilities is as follows (in thousands):

Balance at December 31, 2019	$36,579
Payments received	76,680
Revenue recognized	(83,748)
Foreign currency translation loss	(1,947)
Balance at June 30, 2020	$27,564

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$41,079	$48,140	$74,542	$77,611
Denominator:
Weighted average shares outstanding for basic earnings per share	87,872	87,618	87,818	87,562
Effect of dilutive instruments	736	219	410	208
Shares used in computing diluted earnings per common share	88,608	87,837	88,228	87,770
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.47	$0.55	$0.85	$0.89
Diluted	$0.46	$0.55	$0.84	$0.88

Approximately 2.4 million and 1.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive. Approximately 2.2 million and  2.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the six months ended June 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

6.	Acquisitions

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

Transaction-related expenses

Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs. Transaction-related expenses for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Legal, accounting and other acquisition-related costs	$5,202	$420	$6,530	$1,216
Termination, restructuring, sale and strategic review costs	39	3,330	2,260	5,612
Management transition costs	—	1,462	—	2,705
	$5,241	$5,212	$8,790	$9,533

7.	Property and Equipment

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$430,222	$448,716
Building and improvements	2,747,858	2,746,111
Equipment	503,569	516,769
Construction in progress	257,707	254,213
	3,939,356	3,965,809
Less: accumulated depreciation	(778,572)	(741,775)
Property and equipment, net	$3,160,784	$3,224,034

The Company has recorded assets held for sale within other assets on the condensed consolidated balance sheets for closed properties being actively marketed of $28.6 million and $31.1 million at June 30, 2020 and December 31, 2019, respectively.

8.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,131	1,131	(1,131)	(1,131)
	3,231	3,231	(3,231)	(3,231)
Intangible assets not subject to amortization:
Licenses and accreditations	12,427	12,455	—	—
Trade names	59,457	60,831	—	—
Certificates of need	17,163	17,071	—	—
	89,047	90,357	—	—
Total	$92,278	$93,588	$(3,231)	$(3,231)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

9.	Leases

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

Operating lease liabilities are recorded at the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease right-of-use assets and liabilities include the initial lease term unless it is reasonably certain a renewal or termination option will be exercised. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease payments and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore, incremental borrowing rates are calculated based on information available at the lease commencement date. Incremental borrowing rates reflect the Company’s estimated interest rates for collateralized borrowings over similar lease terms. Additionally, the Company reviews service agreements for embedded lease and right-of-use assets and liabilities as necessary.

Lease Position

The Company recorded the following at June 30, 2020 and December 31, 2019 on the condensed consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	June 30, 2020	December 31, 2019
Finance lease right-of-use assets	Property and equipment, net	$43,119	$44,370
Operating lease right-of-use assets	Operating lease right-of-use assets	475,262	501,837
Total		$518,381	$546,207

Lease Liabilities	Balance Sheet Classification	June 30, 2020	December 31, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$35,229	$6,819
Operating lease liabilities	Current portion of operating lease liabilities	30,038	29,140
Noncurrent:
Finance lease liabilities	Other liabilities	14,156	43,662
Operating lease liabilities	Operating lease liabilities	474,218	502,252
Total		$553,641	$581,873

Weighted-average remaining lease terms and discount rates were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Finance	6.6	6.9
Operating	18.8	19.4

Weighted-average discount rate:
Finance	6.4%	6.4%
Operating	6.3%	6.3%

Lease Costs

The Company recorded the following lease costs for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease costs:
Depreciation of leased assets	1,048	1,136	2,185	2,259
Interest of lease liabilities	985	999	1,982	1,996
Total finance lease costs	$2,033	$2,135	$4,167	$4,255

Operating lease costs	16,339	16,237	32,820	32,766
Variable lease costs	1,560	1,044	2,870	1,930
Short term lease costs	1,171	1,483	2,318	2,930
Other lease costs	1,757	1,655	3,643	3,100
Total rents and leases	$20,827	$20,419	$41,651	$40,726

Total lease costs	$22,860	$22,554	$45,818	$44,981

Other

Undiscounted cash flows for finance and operating leases recorded on the condensed consolidated balance sheets were as follows at June 30, 2020 (in thousands):

	Finance Leases	Operating Leases
For the six months ending December 31, 2020	$3,690	$30,992
2021	35,839	59,215
2022	2,977	54,032
2023	1,768	49,413
2024	1,087	47,082
Thereafter	25,087	657,618
Total minimum lease payments	70,448	898,352
Less: amount of lease payments representing interest	21,063	394,096
Present value of future minimum lease payments	49,385	504,256
Less: Current portion of lease liabilities	35,229	30,038
Noncurrent lease liabilities	$14,156	$474,218

Supplemental data for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$31,596	$31,212
Operating cash flows for finance leases	$1,982	$1,996
Financing cash flows for finance leases	$1,768	$1,684

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,939	$10,674
Finance leases	$1,462	$1,774

10.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loan	$332,500	$346,750
Senior Secured Term B Loans	1,331,936	1,338,928
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	—	150,000
5.125% Senior Notes due 2022	—	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
5.500% Senior Notes due 2028	450,000	—
Other long-term debt	4,235	4,821
Less: unamortized debt issuance costs, discount and premium	(31,761)	(31,400)
	3,126,910	3,149,099
Less: current portion	(48,465)	(43,679)
Long-term debt	$3,078,445	$3,105,420

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

The Company had $485.6 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.4 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2020. In early April 2020, the Company borrowed $100.0 million on the revolving line of credit to enhance its cash position in response to the potential impact of COVID-19 on the Company’s future liquidity and subsequently repaid this amount in late May 2020. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing.

The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our Term Loan A facility (“TLA Facility”) of $7.1 million for September 30, 2020 to December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility of $447.3 million due on February 11, 2022. The Company is required to repay the Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”) in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility of $854.4 million due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to the Company’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA). The Applicable Rate for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans and 1.50% for Base Rate Loans at June 30, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At June 30, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

Borrowings with respect to the Tranche B-3 Facility bear interest as follows: Eurodollar Rate loans bear interest at the Tranche B-3 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Tranche B-3 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-3 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. The Tranche B-4 Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-4 Facility Applicable Rate” means, with respect to Eurodollar Rate

Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. At June 30, 2020, the Tranche B-3 Facility and the Tranche B-4 Facility bore interest at a rate of LIBOR plus 2.50%.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At June 30, 2020, the Company was in compliance with such covenants.

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

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, the Company issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on July 10, 2020 (the “Redemption Date”), in each case at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including the Redemption Date (the “Redemption Price”). On June 24, 2020, the Company satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the Company recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the condensed consolidated statements of income.

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

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

The indentures governing the 5.625% Senior Notes, 6.500% Senior Notes and 5.500% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2020, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,064,029 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $5.8 million and $4.2 million in equity-based compensation expense for the three months ended June 30, 2020 and 2019, respectively and $10.8 million and $10.3 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was $46.1 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

At June 30, 2020, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.5 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $2.9 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2019 and 2020 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	1,199,540	$44.64	7.26	$2,717
Options granted	605,200	28.50	9.21	1,343
Options exercised	(55,671)	19.05	N/A	658
Options cancelled	(389,001)	40.84	N/A	N/A
Options outstanding at December 31, 2019	1,360,068	39.40	7.57	1,650
Options granted	443,200	33.72	9.66	—
Options exercised	(6,000)	28.25	N/A	15
Options cancelled	(160,462)	40.42	N/A	N/A
Options outstanding at June 30, 2020	1,636,806	$37.80	7.73	$361
Options exercisable at December 31, 2019	513,290	$48.08	5.88	$512
Options exercisable at June 30, 2020	690,781	$44.33	6.10	$361

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2020 and year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted average grant-date fair value of options	$12.29	$17.59
Risk-free interest rate	1.6%	2.4%
Expected volatility	39%	38%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2019 and 2020 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	805,057	$42.40
Granted	700,937	28.77
Cancelled	(389,684)	33.50
Vested	(311,174)	44.23
Unvested at December 31, 2019	805,136	$34.14
Granted	557,269	25.27
Cancelled	(82,608)	35.30
Vested	(216,474)	37.24
Unvested at June 30, 2020	1,063,323	$28.77

Restricted stock unit activity during 2019 and 2020 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	484,111	$44.52
Granted	234,408	34.54
Cancelled	(271,162)	45.17
Vested	—	—
Unvested at December 31, 2019	447,357	$38.89
Granted	583,680	10.60
Cancelled	(10,123)	42.09
Vested	(12,691)	42.09
Unvested at June 30, 2020	1,008,223	$22.44

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

The provision for income taxes for the three months ended June 30, 2020 and 2019 reflects effective tax rates of 16.5% and 19.4%, respectively, while the provision for income taxes for the six months ended June 30, 2020 and 2019 reflects effective tax rates of 15.6% and 19.6%, respectively. The decrease in the effective tax rates for the current year is primarily attributable to changes in the Company’s valuation allowance related to a decrease in the deferred tax asset on carried forward interest that is deductible as a result of the CARES Act interest deductibility changes.

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
13.	Derivatives

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2019 and the six months ended June 30, 2020 as qualifying hedging instruments and is accounting for these derivatives as net investment hedges. The fair values of these derivatives at June 30, 2020 and December 31, 2019 of $(8.7) million and $(68.9) million, respectively, are recorded as derivative instrument liabilities in the condensed consolidated balance sheets. During 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense on the condensed consolidated statements of income. Gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

14.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, other long-term debt and derivative instruments at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Amended and Restated Senior Credit Facility	$1,649,288	$1,668,062	$1,649,288	$1,668,062
6.125% Senior Notes due 2021	$—	$149,254	$—	$149,441
5.125% Senior Notes due 2022	$—	$297,761	$—	$299,994
5.625% Senior Notes due 2023	$645,546	$644,771	$652,001	$655,249
6.500% Senior Notes due 2024	$385,023	$384,430	$385,023	$398,366
5.500% Senior Notes due 2028	$442,818	$—	$454,442	$—
Other long-term debt	$4,235	$4,821	$4,235	$4,821
Derivative instrument liabilities	$(8,683)	$(68,915)	$(8,683)	$(68,915)

The Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes and other long-term debt were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

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

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the three months ended June 30, 2020, the Company recorded approximately $4.0 million to transaction-related expenses in the consolidated statements of income based on the Company’s expected settlement and legal fees.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2020, the Company operated five facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2019	$33,151
Net income attributable to noncontrolling interests	1,239
Dividend payments to noncontrolling interests	(451)
Balance at June 30, 2020	$33,939

17.	Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$20,010	$23,708
Other receivables	13,970	16,097
Income taxes receivable	11,437	5,579
Workers’ compensation deposits – current portion	10,000	10,000
Cost report receivable	9,716	13,723
Inventory	4,712	4,759
Insurance receivable – current portion	1,844	3,030
Other	1,806	1,348
Other current assets	$73,495	$78,244

18.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Unearned revenue	$75,426	$38,475
Accrued expenses	52,977	50,614
Finance lease liabilities	35,229	6,819
Accrued interest	23,228	33,323
Accrued property taxes	6,377	4,755
Income taxes payable	6,196	—
Insurance liability – current portion	4,731	4,731
Other	5,959	2,443
Other accrued liabilities	$210,123	$141,160

19.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At June 30, 2020, the U.S. Facilities segment included 231 behavioral healthcare facilities with approximately 9,600 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 358 behavioral healthcare facilities with approximately 8,600 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
U.S. Facilities	$491,475	$509,813	$1,000,692	$997,773
U.K. Facilities	258,836	279,549	532,429	552,206
Corporate and Other	—	—	—	—
	$750,311	$789,362	$1,533,121	$1,549,979
Segment EBITDA (1):
U.S. Facilities	$134,881	$135,396	$254,955	$254,404
U.K. Facilities	31,639	45,835	67,807	85,891
Corporate and Other	(22,099)	(22,345)	(45,492)	(45,406)
	$144,421	$158,886	$277,270	$294,889

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment EBITDA (1)	$144,421	$158,886	$277,270	$294,889
Less:
Equity-based compensation expense	(5,808)	(4,182)	(10,787)	(10,283)
Transaction-related expenses	(5,241)	(5,212)	(8,790)	(9,533)
Debt extinguishment costs	(3,271)	—	(3,271)	—
Interest expense, net	(38,726)	(48,610)	(81,511)	(96,740)
Depreciation and amortization	(41,445)	(41,077)	(83,125)	(81,657)
Income before income taxes	$49,930	$59,805	$89,786	$96,676

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2020
Goodwill	$2,085,104	$689,902	$—	$2,775,006
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at January 1, 2020	2,085,104	364,027	—	2,449,131
Prior period purchase price adjustments	(43)	—	—	(43)
Foreign currency translation loss	—	(23,716)	—	(23,716)
Balance at June 30, 2020
Goodwill	2,085,061	666,186	—	2,751,247
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at June 30, 2020	$2,085,061	$340,311	$—	$2,425,372

	June 30, 2020	December 31, 2019
Assets (2):
U.S. Facilities	$4,102,085	$4,037,968
U.K. Facilities	2,436,753	2,610,357
Corporate and Other	294,390	230,817
	$6,833,228	$6,879,142

(1)

Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(2)

Assets include property and equipment for the U.S. Facilities of $1.5 billion, U.K. Facilities of $1.6 billion and corporate and other of $48.2 million at June 30, 2020. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $50.9 million at December 31, 2019.

20.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2019	$(434,633)	$24,958	$(5,209)	$(414,884)
Foreign currency translation (loss) gain	(129,522)	—	339	(129,183)
Gain on derivative instruments, net of tax of $16.0 million	—	43,188	—	43,188
Balance at June 30, 2020	$(564,155)	$68,146	$(4,870)	$(500,879)

21.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes and 5.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for Acadia Healthcare Company, Inc. and the combined wholly-owned subsidiary guarantors at June 30, 2020 and December 31, 2019, and for the six months ended June 30, 2020.

Summarized balance sheet information (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$475,115	$427,315
Property and equipment, net	1,367,513	1,313,830
Goodwill	1,992,302	1,992,344
Total noncurrent assets	3,571,187	3,516,967

Current liabilities	362,313	294,289
Long-term debt	2,856,026	2,877,602
Total noncurrent liabilities	3,093,360	3,162,782
Redeemable noncontrolling interests	—	—
Total equity	590,629	487,211

Summarized operating results information (in thousands):

Six Months Ended June 30, 2020
Revenues	$933,772
Income before income taxes	60,120
Net income	46,143
Net income attributable to Acadia Healthcare Company, Inc.	46,143

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of the outbreak of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics and highly contagious infectious diseases;
•

increases in the amount and risk of collectability of patient accounts receivable, particularly as the unemployment rate and number of underinsured and uninsured patients have increased as a result of the COVID-19 pandemic;

•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies, especially in light of the COVID-19 pandemic and our decision to temporarily suspend our pursuit of a strategic transaction for our U.K. business;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
•	our ability to restart our pursuit of, and to enter into and successfully complete a strategic transaction related to our U.K. operations;
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

•	our future cash flow and earnings;
•	our restrictive covenants, which may restrict our business and financing activities;
•	our ability to make payments on our financing arrangements;
•	the impact of the economic and employment conditions on our business and future results of operations;
•	the impact of adverse weather conditions, including the effects of hurricanes;
•	compliance with laws and government regulations;
•

the impact of claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employee related claims;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	any failure to comply with the terms of our corporate integrity agreement;
•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our U.S. and U.K. earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2020, we operated 589 behavioral healthcare facilities with approximately 18,200 beds in 40 states, the U.K. and Puerto Rico. During the six months ended June 30, 2020, we added 108 beds to existing facilities. For the year ending December 31, 2020, we expect to add more than 500 total beds exclusive of acquisitions.

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

During 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. In January 2020, we launched a formal process regarding the sale of our U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with our advisors, we solicited and received initial, non-binding offers to acquire our U.K. business from multiple bidders. During the first quarter of 2020, we began the second phase of the sale process, during which interested bidders would receive proposed transaction documents and complete their confirmatory due diligence. However, given evolving market dynamics related to the COVID-19 pandemic, we suspended the sale process in mid-March 2020. While the interest from potential buyers has been strong, the sale process remains temporarily suspended.

COVID-19

During March 2020, the global pandemic of COVID-19 began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At a limited number of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. All of our facilities are closely following infectious disease protocols, as well as recommendations by the CDC, NHS and local health officials. We have established an internal COVID-19 taskforce, developed additional supply chain management processes, expanded telehealth capabilities and implemented emergency planning in directly impacted markets.

We have taken steps to help minimize the impact of the virus. For example, we:

•

have instituted social distancing practices and protective measures throughout our facilities, which includes restricting or suspending visitor access, limiting group therapy, and screening patients and staff who enter our facilities based on criteria established by the CDC, NHS and local health officials;

•	have limited all non-essential business travel; and
•	have implemented work-from-home policies for certain employees, to the extent practicable, and suspended in-person trainings and conferences.

COVID-19 is adversely impacting our business and likely will have an impact on our financial results that we are not currently able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from medical officials regarding stay-at-home orders, social distancing practices and self-quarantine in response to the COVID-19 pandemic, we have seen a decline in referrals, particularly from emergency rooms and medical professionals. In addition, restrictive measures adopted or encouraged by federal, state and local governments, such as travel bans and stay-at-home orders, have reduced patient volume at our facilities more generally. As a result, many of our facilities experienced significantly lower patient days primarily during late March and April 2020. The impact on our facilities varies based on the market in which the facility operates and the type of facility. During the three months ended June 30, 2020, U.S. same facility patient days improved from a decline of 6.7% in April to an increase of 0.1% in May and an increase of 4.7% in June, compared to the same period in the prior year. The improved volume trends were driven by a shift in marketing strategy and efforts and the easing of stay-at-home orders and other restrictions. For the month of July 2020, U.S. same facility patient days were up 5.4% compared to the same period in the prior year, and demand remains strong across the U.S. operations. In the U.K., as the country started to reopen and lift restrictions in June 2020, certain services with a shorter length of stay have shown recent improvement with same facility patient days declining 3.4% in June and 2.1% in July. It is difficult to predict the impact of COVID-19 on our patient volume, and, as restrictions are eased, we cannot predict the timing of returning to pre-COVID volumes, if at all.

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

At June 30, 2020, we had approximately $211.9 million of cash and cash equivalents and $485.6 million of available borrowing capacity under our revolving line of credit. In response to the estimated financial impact of the COVID-19 pandemic, we are pursuing various actions intended to enhance our financial flexibility including, among other things, the benefits described in the “CARES Act and other Regulatory Developments” herein. In addition, we are evaluating and undertaking certain additional steps to mitigate the financial impact, including:

•	reducing maintenance and expansion capital expenditures;
•	managing corporate and facility-level staffing costs by aligning staffing to patient volumes and implementing a hiring freeze for non-clinical staff;
•	limiting all non-essential business travel;
•	reducing discretionary expenditures and temporarily reducing marketing spending;
•	negotiating with our vendors and lessors for discounts and/or revised payment terms; and
•	closely managing our working capital as our facilities continue to bill and collect for services rendered and extend payments on traditional accounts payables.

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

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources”.

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

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•

an appropriation of $100 billion to the PHSSE Fund for a new program to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenues;

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020; and
•	waivers or temporary suspension of certain regulatory requirements.

As noted above, the U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, President Trump signed into law the New PPP Act. Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We have received approximately $20 million of the initial PHSSE funds distributed in April 2020.

Using existing authority and certain expanded authority under the CARES Act, the United States Department of Health and Human Services has expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, our facilities may request up to 100% of their Medicare payment amount for a three-month period. The repayment of these accelerated/advanced payments does not begin until 120 days after the date of the issuance of the payment. Once repayment is required, the amounts previously advanced to the provider or supplier will be recouped from the provider’s or supplier’s new Medicare claims. Our facilities will generally have 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe. We applied for and received approximately $45 million in April 2020 from this program, which we expect to repay over a three-month period from August to November 2020.

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2020.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The federal income tax changes brought about by the CARES Act are complex and further guidance is expected. We are still reviewing and determining the extent to which the tax provisions of the CARES Act will affect the Company. We expect a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. Within the CARES Act, the interest expense deduction threshold was increased to 50% of Adjusted Taxable Income for 2019 and 2020 tax years, making our interest expense fully deductible. As a result, we expect a cash benefit in the form of refunds and/or lower tax payments of approximately $16 million related to our 2019 interest expense and between $15 million and $20 million related to our 2020 interest expense.

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

We are continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$750,311	100.0%	$789,362	100.0%	$1,533,121	100.0%	$1,549,979	100.0%
Salaries, wages and benefits	427,603	57.0%	430,219	54.5%	867,919	56.6%	859,798	55.5%
Professional fees	58,614	7.8%	58,429	7.4%	121,914	8.0%	115,436	7.4%
Supplies	30,124	4.0%	30,914	3.9%	62,095	4.1%	60,871	3.9%
Rents and leases	20,827	2.8%	20,419	2.6%	41,651	2.7%	40,726	2.6%
Other operating expenses	92,600	12.3%	94,677	12.0%	191,129	12.5%	188,542	12.2%
Other income	(18,070)	-2.4%	-	0.0%	(18,070)	-1.2%	-	0.0%
Depreciation and amortization	41,445	5.5%	41,077	5.2%	83,125	5.4%	81,657	5.3%
Interest expense	38,726	5.2%	48,610	6.2%	81,511	5.3%	96,740	6.2%
Debt extinguishment costs	3,271	0.4%	-	0.0%	3,271	0.2%	-	0.0%
Transaction-related expenses	5,241	0.7%	5,212	0.7%	8,790	0.6%	9,533	0.6%
Total expenses	700,381	93.3%	729,557	92.5%	1,443,335	94.2%	1,453,303	93.7%
Income before income taxes	49,930	6.7%	59,805	7.5%	89,786	5.8%	96,676	6.3%
Provision for income taxes	8,216	1.1%	11,604	1.5%	14,005	0.9%	18,964	1.2%
Net income	41,714	5.6%	48,201	6.0%	75,781	4.9%	77,712	5.1%
Net income attributable to noncontrolling interests	(635)	-0.1%	(61)	0.0%	(1,239)	-0.1%	(101)	0.0%
Net income attributable to Acadia Healthcare Company, Inc.	$41,079	5.5%	$48,140	6.0%	$74,542	4.8%	$77,611	5.1%

Segments

At June 30, 2020, the U.S. Facilities segment included 231 behavioral healthcare facilities with approximately 9,600 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 358 behavioral healthcare facilities with approximately 8,600 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and six months ended June 30, 2020 compared to the same periods in 2019:

	Three Months Ended	Six Months Ended
U.S. Same Facility Results (a)
Revenue growth	-3.4%	0.3%
Patient days growth	-0.7%	1.1%
Admissions growth	-4.6%	-1.9%
Average length of stay change (b)	4.1%	3.0%
Revenue per patient day growth	-2.7%	-0.8%
EBITDA margin change (c)	70 bps	-10 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

(c)   Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, transaction-related expenses, interest expense and depreciation and amortization. Management uses Segment EBITDA as an analytical indicator to measure the performance of our segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Results in our U.S. Facilities for the three and six months ended June 30, 2020, were affected by COVID-19. Volumes declined in late March 2020 as a result of the impact of the pandemic on traditional referral sources, such as emergency rooms and medical professionals; the stay-at-home orders implemented by many states; and the effects of the travel restrictions on certain facilities with national referral networks. The COVID-19 pandemic affected our business starting in late March 2020 with signs of improvement in May and June 2020.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three and six months ended June 30, 2020 compared to the same periods in 2019:

	Three Months Ended	Six Months Ended
U.K. Same Facility Results (a,c)
Revenue growth	-3.8%	-0.9%
Patient days growth	-4.5%	-2.7%
Admissions growth	-22.0%	-14.7%
Average length of stay change (b)	22.4%	14.0%
Revenue per patient day growth	0.7%	1.9%
EBITDA margin change (d)	-350 bps	-240 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three and six months ended June 30, 2019 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2020 in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.

Results in our U.K. Facilities for the three and six months ended June 30, 2020 were affected by COVID-19. Beginning in late March 2020, our U.K. operations faced temporary disruptions from the stay-at-home orders implemented in the U.K. on the referral and commissioning process. As the country has started to reopen and lift restrictions in June 2020, certain services with a shorter length of stay have shown recent improvement.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue. Revenue decreased $39.1 million, or 4.9%, to $750.3 million for the three months ended June 30, 2020 from $789.4 million for the three months ended June 30, 2019 resulting from same facility revenue decline of 3.5% and a $9.7 million decrease in the exchange rate between USD and GBP. During the three months ended June 30, 2020, we generated $491.5 million of revenue, or 65.5% of our total revenue, from our U.S. Facilities and $258.8 million of revenue, or 34.5% of our total revenue, from our U.K. Facilities. During the three months ended June 30, 2019, we generated $509.8 million of revenue, or 64.6% of our total revenue, from our U.S. Facilities and $279.5 million of revenue, or 35.4% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue decreased by $17.2 million, or 3.4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, resulting from same facility decline in patient days of 0.7% and a decrease in same facility revenue per day of 2.7%. The decrease in same facility revenue per day is primarily attributable to a decline in outpatient volumes and reimbursement in certain markets for comprehensive treatment center in-person services that was temporarily affected by stay-at-home orders. U.K. same facility revenue decreased by $9.3 million, or 3.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, resulting from a decline in same facility patient days of 4.5% offset by an increase in same facility revenue per day of 0.7%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $427.6 million for the three months ended June 30, 2020 compared to $430.2 million for the three months ended June 30, 2019, a decrease of $2.6 million. SWB expense included $5.8 million and $4.2 million of equity-based compensation expense for the three months ended June 30, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $421.8 million, or 56.2% of revenue, for the three months ended June 30, 2020, compared to $426.0 million, or 54.0% of revenue, for the three months ended June 30, 2019. The increase in SWB as a percentage of revenue is primarily due to reduced occupancy resulting from COVID-19. Same facility SWB expense was $387.9 million for the three months ended June 30, 2020, or 53.4% of revenue, compared to $386.9 million for the three months ended June 30, 2019, or 51.3% of revenue.

Professional fees. Professional fees were $58.6 million for the three months ended June 30, 2020, or 7.8% of revenue, compared to $58.4 million for the three months ended June 30, 2019, or 7.4% of revenue. The slight increase in professional fees was primarily the result of higher cost agency labor required in certain markets. Same facility professional fees were $52.3 million for the three months ended June 30, 2020, or 7.2% of revenue, compared to $51.4 million, for the three months ended June 30, 2019, or 6.8% of revenue.

Supplies. Supplies expense was $30.1 million for the three months ended June 30, 2020, or 4.0% of revenue, compared to $30.9 million for the three months ended June 30, 2019, or 3.9% of revenue. Same facility supplies expense was $28.7 million for the three months ended June 30, 2020, or 3.9% of revenue, compared to $29.1 million for the three months ended June 30, 2019, or 3.9% of revenue.

Rents and leases. Rents and leases were $20.8 million for the three months ended June 30, 2020, or 2.8% of revenue compared to $20.4 million for the three months ended June 30, 2019, or 2.6% of revenue. Same facility rents and leases were $17.0 million for the three months ended June 30, 2020, or 2.3% of revenue, compared to $16.3 million for the three months ended June 30, 2019, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $92.6 million for the three months ended June 30, 2020, or 12.3% of revenue, compared to $94.7 million for the three months ended June 30, 2019, or 12.0% of revenue. Same facility other operating expenses were $89.8 million for the three months ended June 30, 2020, or 12.4% of revenue, compared to $89.5 million for the three months ended June 30, 2019, or 11.9% of revenue.

Other income. Other income was $18.1 million for the three months ended June 30, 2020 and relates to income from funds received under the CARES Act.

Depreciation and amortization. Depreciation and amortization expense was $41.4 million for the three months ended June 30, 2020, or 5.5% of revenue, compared to $41.1 million for the three months ended June 30, 2019, or 5.2% of revenue.

Interest expense. Interest expense was $38.7 million for the three months ended June 30, 2020 compared to $48.6 million for the three months ended June 30, 2019. The decrease in interest expense was primarily a result of lower interest rates applicable to our variable rate debt.

Debt extinguishment costs. Debt extinguishment costs were $3.3 million for the three months ended June 30, 2020 and represented $1.0 million of cash charges and $2.3 million of non-cash charges recorded in connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes.

Transaction-related expenses. Transaction-related expenses were $5.2 million for both the three months ended June 30, 2020 and 2019. Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended June 30,
	2020	2019
Legal, accounting and other acquisition-related costs	$5,202	$420
Termination, restructuring, sale and strategic review costs	39	3,330
Management transition costs	—	1,462
	$5,241	$5,212

Provision for income taxes. For the three months ended June 30, 2020, the provision for income taxes was $8.2 million, reflecting an effective tax rate of 16.5%, compared to $11.6 million, reflecting an effective tax rate of 19.4%, for the three months ended June 30, 2019. The decrease in the effective tax rate for the three months ended June 30, 2020 was primarily attributable to changes in our valuation allowance on deferred tax assets impacted by the CARES Act.

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

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue. Revenue was $1.5 billion for both the six months ended June 30, 2020 and 2019. The slight decrease of $16.9 million, or 1.1%, resulted from a same facility revenue decline of 0.1% and a $14.3 million decrease in the exchange rate between USD and GBP. During the six months ended June 30, 2020, we generated $1.0 billion of revenue, or 65.3% of our total revenue, from our U.S. Facilities and $532.4 million of revenue, or 34.7% of our total revenue, from our U.K. Facilities. During the six months ended June 30, 2019, we generated $997.8 million of revenue, or 64.4% of our total revenue, from our U.S. Facilities and $552.2 million of revenue, or 35.6% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $2.5 million, or 0.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, resulting from same facility growth in patient days of 1.1% offset by a decrease in same facility revenue per day of 0.8%. U.K. same facility revenue decreased by $4.6 million, or 0.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, resulting from a decrease in same facility patient days of 2.7% offset by an increase in same facility revenue per day of 1.9%.

Salaries, wages and benefits. SWB expense was $867.9 million for the six months ended June 30, 2020 compared to $859.8 million for the six months ended June 30, 2019, an increase of $8.1 million. SWB expense included $10.8 million and $10.3 million of equity-based compensation expense for the six months ended June 30, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $857.1 million, or 55.9% of revenue, for the six months ended June 30, 2020, compared to $ 849.5 million, or 54.8% of revenue, for the six months ended June 30, 2019. The increase in SWB as a percentage of revenue is primarily due to reduced occupancy resulting from COVID-19. Same facility SWB expense was $784.2 million for the six months ended June 30, 2020, or 53.1% of revenue, compared to $770.0 million for the six months ended June 30, 2019, or 52.0% of revenue.

Professional fees. Professional fees were $121.9 million for the six months ended June 30, 2020, or 8.0% of revenue, compared to $115.4 million for the six months ended June 30, 2019, or 7.4% of revenue. The increase in professional fees was primarily the result of higher cost agency labor required in certain markets, which was partially attributable to COVID-19. Same facility professional fees were $108.2 million for the six months ended June 30, 2020, or 7.3% of revenue, compared to $101.2 million, for the six months ended June 30, 2019, or 6.8% of revenue.

Supplies. Supplies expense was $62.1 million for the six months ended June 30, 2020, or 4.1% of revenue, compared to $60.9 million for the six months ended June 30, 2019, or 3.9% of revenue. The increase in supplies was primarily the result of COVID-19 related supply purchases, particularly PPE. Same facility supplies expense was $58.8 million for the six months ended June 30, 2020, or 4.0% of revenue, compared to $57.3 million for the six months ended June 30, 2019, or 3.9% of revenue.

Rents and leases. Rents and leases were $41.7 million for the six months ended June 30, 2020, or 2.7% of revenue compared to $40.7 million for the six months ended June 30, 2019, or 2.6% of revenue. Same facility rents and leases were $34.1 million for the six months ended June 30, 2020, or 2.3% of revenue, compared to $32.6 million for the six months ended June 30, 2019, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $191.1 million for the six months ended June 30, 2020, or 12.5% of revenue, compared to $188.5 million for the six months ended June 30, 2019, or 12.2% of revenue. Same facility other operating expenses were $182.7 million for the six months ended June 30, 2020, or 12.4% of revenue, compared to $177.9 million for the six months ended June 30, 2019, or 12.0% of revenue.

Other income. Other income was $18.1 million for the six months ended June 30, 2020 and relates to income from funds received under the CARES Act.

Depreciation and amortization. Depreciation and amortization expense was $83.1 million for the six months ended June 30, 2020, or 5.4% of revenue, compared to $81.7 million for the six months ended June 30, 2019, or 5.3% of revenue.

Interest expense. Interest expense was $81.5 million for the six months ended June 30, 2020 compared to $96.7 million for the six months ended June 30, 2019. The decrease in interest expense was primarily a result of lower interest rates applicable to our variable rate debt.

Debt extinguishment costs. Debt extinguishment costs were $3.3 million for the six months ended June 30, 2020 and represented $1.0 million of cash charges and $2.3 million of non-cash charges recorded in connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes.

Transaction-related expenses. Transaction-related expenses were $8.8 million for the six months ended June 30, 2020 compared to $9.5 million for the six months ended June 30, 2019. Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Six Months Ended June 30,
	2020	2019
Legal, accounting and other acquisition-related costs	$6,530	$1,216
Termination, restructuring, sale and strategic review costs	2,260	5,612
Management transition costs	—	2,705
	$8,790	$9,533

Provision for income taxes. For the six months ended June 30, 2020, the provision for income taxes was $14.0 million, reflecting an effective tax rate of 15.6%, compared to $19.0 million, reflecting an effective tax rate of 19.6%, for the six months ended June 30, 2019. The decrease in the effective tax rate for the six months ended June 30, 2020 was primarily attributable to changes in our valuation allowance related to a decrease in the deferred tax asset on carried forward interest that is deductible as a result of the CARES Act interest deductibility changes.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$140,028	28.5%	$146,917	28.8%	$283,170	28.3%	$286,344	28.7%
Medicare	75,914	15.4%	73,505	14.4%	148,185	14.8%	146,121	14.6%
Medicaid	245,690	50.0%	255,070	50.0%	505,734	50.5%	494,261	49.5%
Self-Pay	22,476	4.6%	29,624	5.8%	49,510	5.0%	61,356	6.2%
Other	7,367	1.5%	4,697	1.0%	14,093	1.4%	9,691	1.0%
Revenue	$491,475	100.0%	$509,813	100.0%	$1,000,692	100.0%	$997,773	100.0%

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$235,685	91.1%	$252,332	90.3%	$481,821	90.5%	$497,745	90.1%
Self-Pay	22,556	8.7%	26,651	9.5%	49,471	9.3%	53,465	9.7%
Other	595	0.2%	566	0.2%	1,137	0.2%	996	0.2%
Revenue	$258,836	100.0%	$279,549	100.0%	$532,429	100.0%	$552,206	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2020 and December 31, 2019:

June 30, 2020

	Current	30-90	90-150	>150	Total
Commercial	17.8%	4.6%	3.0%	5.5%	30.9%
Medicare	10.9%	1.5%	0.6%	1.2%	14.2%
Medicaid	23.7%	4.7%	3.7%	7.4%	39.5%
U.K. public funded sources	6.3%	0.6%	0.0%	0.0%	6.9%
Self-Pay	1.6%	1.6%	1.7%	2.1%	7.0%
Other	0.9%	0.3%	0.1%	0.2%	1.5%
Total	61.2%	13.3%	9.1%	16.4%	100.0%

December 31, 2019

	Current	30-90	90-150	>150	Total
Commercial	15.2%	6.2%	3.9%	6.3%	31.6%
Medicare	10.3%	1.4%	0.4%	0.9%	13.0%
Medicaid	23.3%	5.9%	3.4%	6.8%	39.4%
U.K. public funded sources	6.3%	1.6%	0.0%	0.0%	7.9%
Self-Pay	1.8%	1.4%	1.4%	2.5%	7.1%
Other	0.6%	0.2%	0.1%	0.1%	1.0%
Total	57.5%	16.7%	9.2%	16.6%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2020 was $264.9 million compared to $128.7 million for the six months ended June 30, 2019. The increase in operating cash flows primarily relates to funds received from and payroll deferrals related to the CARES Act. Days sales outstanding were 39 days for June 30, 2020 compared to 40 days at December 31, 2019.

Cash used in investing activities for the six months ended June 30, 2020 was $139.9 million compared to $178.0 million for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2020 primarily consisted of $132.1 million of cash paid for capital expenditures, $4.4 million of cash paid for real estate and other of $4.8 million, offset by proceeds from sale of property and equipment of $1.4 million. Cash paid for capital expenditures for the six months ended June 30, 2020 consisted of $40.5 million of routine capital expenditures and $91.6 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.6% of revenue for the six months ended June 30, 2020. Cash used in investing activities for the six months ended June 30, 2019 primarily consisted of cash paid for acquisitions of $44.9 million, $139.1 million of cash paid for capital expenditures and $4.4 million of cash paid for real estate and other of $1.2 million offset by proceeds from sale of property and equipment of $11.6 million. Cash paid for capital expenditures for the six months ended June 30, 2019 consisted of $40.1 million of cash paid for routine capital expenditures and $99.0 million of expansion capital expenditures.

Cash used in financing activities for the six months ended June 30, 2020 was $36.0 million compared to cash provided by financing activities of $42.5 million for the six months ended June 30, 2019. Cash used in financing activities for the six months ended

June 30, 2020 consisted of repayment of long-term debt of $450.0 million, principal payments of long-term debt of $21.2 million, principal payments on revolving credit facility of $100.0 million, payment of debt issuance costs of $10.6 million, common stock withheld for minimum statutory taxes of $1.4 million, distributions to noncontrolling interests of $0.5 million and other of $2.3 million offset by borrowings of long-term debt of $450.0 million and borrowings on revolving credit facility of $100.0 million. Cash provided by financing activities for the six months ended June 30, 2019 primarily consisted of borrowings on revolving credit facility of $76.6 million offset by principal payments of long-term debt of $16.5 million, principal payments on revolving credit facility of $11.6 million, common stock withheld for minimum statutory taxes of $1.6 million and other of $4.3 million.

We had total available cash and cash equivalents of $211.9 million and $124.2 million at June 30, 2020 and December 31, 2019, respectively, of which approximately $44.3 million and $23.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

During the three months ended June 30, 2020, we participated in certain relief programs offered through the CARES Act, including receipt of approximately $20 million relating to the initial portions of the PHSSE funds and approximately $45 million of payments from the CMS’ Accelerated and Advance Payment Program. In addition, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration provided for in the CARES Act.

We believe existing cash on hand, cash flows from operations, the availability under our revolving line of credit and cash from additional financing will be sufficient to meet our expected liquidity needs during the next 12 months.

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

We had $485.6 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.4 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2020. In early April 2020, we borrowed $100.0 million on the revolving line of credit to enhance our cash position in response to the potential impact of COVID-19 on our future liquidity and subsequently repaid this amount in late May 2020. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing.

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

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA). The Applicable Rate for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans and 1.50% for Base Rate Loans at June 30, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At June 30, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

Borrowings with respect to the Tranche B-3 Facility bear interest as follows: Eurodollar Rate loans bear interest at the Tranche B-3 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Tranche B-3 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-3 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. The Tranche B-4 Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-4 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. At June 30, 2020, the Tranche B-3 Facility and the Tranche B-4 Facility bore interest at a rate of LIBOR plus 2.50%.

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

At June 30, 2020, we were in compliance with all of the above covenants.

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

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on Redemption Date, in each case at the Redemption Price. On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the condensed consolidated statements of income.

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

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes due 2028. The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

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

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2020 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$181,485	$2,488,619	$446,461	$536,625	$3,653,190
Operating lease liabilities (b)	61,242	108,346	93,808	634,956	898,352
Finance lease liabilities	37,679	5,812	2,413	24,544	70,448
Total obligations and commitments	$280,406	$2,602,777	$542,682	$1,196,125	$4,621,990

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2020.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At June 30, 2020, we had standby letters of credit outstanding of $14.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

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

During late March 2020, results in our U.S. Facilities and U.K. Facilities were affected by COVID-19. Based on recent financial performance and current forecasts, we believe it is more likely than not that the fair values of each of our reporting units exceeds the carrying values of each reporting unit. At June 30, 2020, no impairment indicators were present. Therefore, a quantitative impairment test was not required. We will continue to monitor our business, financial performance and forecasts for indicators of impairment prior to our annual impairment test on October 1, 2020. Continued disruptions to our business as a result of the COVID-19 pandemic could have a material adverse effect on our results of operations, financial condition, cash flows and ability to service our indebtedness and may affect the amounts reported in the consolidated financial statements including those related to the potential impairment of goodwill and long-lived assets.

There have been no material changes in our critical accounting policies at June 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2020 was composed of $1.5 billion of fixed-rate debt and $1.6 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.27% higher rate on our variable rate debt) would decrease our net income and cash flows by $3.7 million on an annual basis based upon our borrowing level at June 30, 2020.

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

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $6.0 million on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the three months ended June 30, 2020, we recorded approximately $4.0 million to transaction-related expenses in the consolidated statements of income based on our expected settlement and legal fees.

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

The COVID-19 global pandemic is affecting our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. and U.K. economies remain unstable for a significant amount of time or if patient volumes decline at our facilities.

The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. COVID-19 is still rapidly evolving and its full impact remains unknown and difficult to predict; however, it adversely affected our business operations in the second quarter, is expected to impact our financial performance for the third quarter of 2020, and potentially could negatively impact our financial performance for the remainder of 2020 or longer.

COVID-19 has resulted in fewer referrals to our facilities and lower voluntary admissions as individuals are less inclined to leave their homes and seek treatment, all of which results in reduced admissions and patient volumes. If employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus could spread to others at the facility and impact the operations of such facility. It is difficult to predict the duration of lower patient volume, and, as COVID-19 cases surged in the U.S. in late June and July, we cannot predict the timing of returning to pre-COVID volumes, if at all.

We are also experiencing supply chain disruptions and could experience significant price increases, in equipment, pharmaceuticals and medical supplies, particularly PPE. Pandemic-related staffing difficulties and equipment, pharmaceutical and medical supplies shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor and an increase in overtime hours paid to our employees. In recent periods, we have experienced higher staffing costs particularly in our U.K. Facilities.  Our higher staffing costs have been amplified as a result of COVID-19 and increased competition and cost for nurses and other healthcare personnel needed for our business.

We may need to take additional steps to mitigate the financial impact of COVID-19, which actions could adversely affect our financial condition and results of operations, including:

•	postponing or eliminating maintenance capital expenditures and growth capital expenditures, including acquisitions, de novo and joint venture development and facility expansions;
•	managing corporate and facility-level staffing costs by aligning staffing to patient volumes and implementing a hiring freeze for non-clinical staff; and
•	reducing marketing expenditures and other corporate expenses.

Even after taking into account the actions described above intended to strengthen our financial condition and increase our financial flexibility, we could experience material decreases in Adjusted EBITDA during the third quarter of 2020 and potentially for subsequent quarters.

Broad economic factors resulting from COVID-19, including high unemployment rates and reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be adversely affected.

In addition, our results and financial condition may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. or U.K. healthcare systems, which, if adopted, could result in direct or indirect restrictions to our business. We may also be subject to negative press and/or lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial costs to resolve. Our professional and general liability insurance may not cover all claims against us.

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

As previously disclosed, we have suspended our pursuit of a strategic transaction for our U.K. business because of the negative impact COVID-19 is having on the capital markets and there is no assurance as to the timing, terms or viability of a restart of such a process. In addition, we may not be able to pursue organic growth initiatives and/or acquisition and joint venture opportunities previously planned or expected for our business.

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

Finally, although we intend to seek any available benefits under the CARES Act and other legislation, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access or retain such benefits. Certain of the programs under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	59	$24.70	—	—
May 1 – May 31	3,636	24.88	—	—
June 1 – June 30	2,719	20.08	—	—
Total	6,414

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
4.1	Indenture, dated June 24, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (2)

4.2	Form of 5.500% Senior Note due 2028 (included as Exhibit A1 in Exhibit 4.1).

10.1	Thirteenth Amendment, dated April 21, 2020, to the Credit Agreement. (3)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 22, 2020 (File No. 001-35331).
*	Filed herewith.

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

Dated: August 5, 2020