Form 10-Q
period 2020-09-30
Acadia Healthcare Company, Inc.
filed 2020-10-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At October 30, 2020, there were 88,991,252 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$338,702	$124,192
Accounts receivable, net	333,231	339,775
Other current assets	84,477	78,244
Total current assets	756,410	542,211
Property and equipment, net	3,253,720	3,224,034
Goodwill	2,460,722	2,449,131
Intangible assets, net	90,023	90,357
Deferred tax assets	3,242	3,339
Operating lease right-of-use assets	464,596	501,837
Other assets	76,432	68,233
Total assets	$7,105,145	$6,879,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50,858	$43,679
Accounts payable	130,395	127,045
Accrued salaries and benefits	138,476	122,552
Current portion of operating lease liabilities	30,433	29,140
Other accrued liabilities	251,177	141,160
Total current liabilities	601,339	463,576
Long-term debt	3,067,243	3,105,420
Deferred tax liabilities	104,351	71,860
Operating lease liabilities	477,355	502,252
Derivative instrument liabilities	39,859	68,915
Other liabilities	153,812	128,587
Total liabilities	4,443,959	4,340,610
Redeemable noncontrolling interests	54,547	33,151
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 87,919,601 and 87,715,591 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	879	877
Additional paid-in capital	2,572,587	2,557,642
Accumulated other comprehensive loss	(440,113)	(414,884)
Retained earnings	473,286	361,746
Total equity	2,606,639	2,505,381
Total liabilities and equity	$7,105,145	$6,879,142

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenue	$833,304	$777,251	$2,366,425	$2,327,230
Salaries, wages and benefits (including equity-based compensation expense of $5,471, $4,039, $16,258 and $14,322, respectively)	450,459	428,601	1,318,378	1,288,399
Professional fees	61,359	62,152	183,273	177,588
Supplies	31,207	30,790	93,302	91,661
Rents and leases	21,182	20,134	62,833	60,860
Other operating expenses	97,093	92,975	288,222	281,517
Other income	18,070	—	—	—
Depreciation and amortization	42,912	40,620	126,037	122,277
Interest expense, net	37,553	46,644	119,064	143,384
Debt extinguishment costs	—	—	3,271	—
Loss on impairment	20,239	—	20,239	—
Transaction-related expenses	8,503	5,775	17,293	15,308
Total expenses	788,577	727,691	2,231,912	2,180,994
Income before income taxes	44,727	49,560	134,513	146,236
Provision for income taxes	7,166	6,837	21,171	25,801
Net income	37,561	42,723	113,342	120,435
Net income attributable to noncontrolling interests	(563)	(157)	(1,802)	(258)
Net income attributable to Acadia Healthcare Company, Inc.	$36,998	$42,566	$111,540	$120,177
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.42	$0.49	$1.27	$1.37
Diluted	$0.42	$0.48	$1.26	$1.37
Weighted-average shares outstanding:
Basic	87,911	87,649	87,849	87,591
Diluted	88,856	87,859	88,449	87,805

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$37,561	$42,723	$113,342	$120,435
Other comprehensive income (loss):
Foreign currency translation gain (loss)	82,332	(59,975)	(46,851)	(66,112)
(Loss) gain on derivative instruments, net of tax of $(8.0) million, $5.0 million, $8.0 million and $10.7 million, respectively	(21,566)	11,598	21,622	20,495
Other comprehensive income (loss)	60,766	(48,377)	(25,229)	(45,617)
Comprehensive income (loss)	98,327	(5,654)	88,113	74,818
Comprehensive income attributable to noncontrolling interests	(563)	(157)	(1,802)	(258)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$97,764	$(5,811)	$86,311	$74,560

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2018	87,444	$874	$2,541,987	$(462,377)	$252,823	$2,333,307
Common stock issued under stock incentive plans	149	2	291	—	—	293
Common stock withheld for minimum statutory taxes	—	—	(1,620)	—	—	(1,620)
Equity-based compensation expense	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	35,791	—	35,791
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	29,471	29,471
Balance at March 31, 2019	87,593	876	2,546,759	(426,586)	282,294	2,403,343
Common stock issued under stock incentive plans	52	—	68	—	—	68
Common stock withheld for minimum statutory taxes	—	—	(356)	—	—	(356)
Equity-based compensation expense	—	—	4,182	—	—	4,182
Other comprehensive loss	—	—	—	(33,031)	—	(33,031)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	48,140	48,140
Balance at June 30, 2019	87,645	876	2,550,653	(459,617)	330,434	2,422,346
Common stock issued under stock incentive plans	10	1	153	—	—	154
Common stock withheld for minimum statutory taxes	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	4,039	—	—	4,039
Other comprehensive loss	—	—	—	(48,377)	—	(48,377)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	42,566	42,566
Balance at September 30, 2019	87,655	877	2,554,808	(507,994)	373,000	2,420,691
Common stock issued under stock incentive plans	60	—	54	—	—	54
Common stock withheld for minimum statutory taxes	—	—	(205)	—	—	(205)
Equity-based compensation expense	—	—	2,985	—	—	2,985
Other comprehensive income	—	—	—	93,110	—	93,110
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(11,254)	(11,254)
Balance at December 31, 2019	87,715	877	2,557,642	(414,884)	361,746	2,505,381
Common stock issued under stock incentive plans	127	1	(1)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(1,402)	—	—	(1,402)
Equity-based compensation expense	—	—	4,979	—	—	4,979
Other comprehensive loss	—	—	—	(78,254)	—	(78,254)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	33,463	33,463
Balance at March 31, 2020	87,842	878	2,561,218	(493,138)	395,209	2,464,167
Common stock issued under stock incentive plans	56	1	169	—	—	170
Common stock withheld for minimum statutory taxes	—	—	(145)	—	—	(145)
Equity-based compensation expense	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(7,741)	—	(7,741)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	41,079	41,079
Balance at June 30, 2020	87,898	879	2,567,050	(500,879)	436,288	2,503,338
Common stock issued under stock incentive plans	22	—	180	—	—	180
Common stock withheld for minimum statutory taxes	—	—	(114)	—	—	(114)
Equity-based compensation expense	—	—	5,471	—	—	5,471
Other comprehensive income	—	—	—	60,766	—	60,766
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	36,998	36,998
Balance at September 30, 2020	87,920	$879	$2,572,587	$(440,113)	$473,286	$2,606,639

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating activities:
Net income	$113,342	$120,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,037	122,277
Amortization of debt issuance costs	9,696	8,926
Equity-based compensation expense	16,258	14,322
Deferred income taxes	41,803	5,150
Debt extinguishment costs	3,271	—
Loss on impairment	20,239	—
Other	810	4,444
Change in operating assets and liabilities:
Accounts receivable, net	5,392	(32,956)
Other current assets	(3,809)	(3,912)
Other assets	316	530
Accounts payable and other accrued liabilities	90,752	(35,610)
Accrued salaries and benefits	16,477	4,813
Other liabilities	31,656	5,110
Net cash provided by operating activities	472,240	213,529
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(44,900)
Cash paid for capital expenditures	(195,834)	(202,722)
Cash paid for real estate acquisitions	(5,595)	(6,976)
Proceeds from sale of property and equipment	2,509	13,470
Settlement of foreign currency derivatives	—	105,008
Other	(10,734)	(1,072)
Net cash used in investing activities	(209,654)	(137,192)
Financing activities:
Borrowings on long-term debt	450,000	—
Borrowings on revolving credit facility	100,000	76,573
Principal payments on revolving credit facility	(100,000)	(76,573)
Principal payments on long-term debt	(31,863)	(24,738)
Repayment of long-term debt	(450,000)	—
Payment of debt issuance costs	(11,220)	—
Common stock withheld for minimum statutory taxes, net	(1,311)	(1,498)
Distributions to noncontrolling interests	(653)	—
Other	(3,517)	(5,923)
Net cash used in financing activities	(48,564)	(32,159)
Effect of exchange rate changes on cash	488	(1,788)
Net increase in cash and cash equivalents	214,510	42,390
Cash and cash equivalents at beginning of the period	124,192	50,510
Cash and cash equivalents at end of the period	$338,702	$92,900
Effect of acquisitions:
Assets acquired, excluding cash	$20,300	$48,594
Liabilities assumed	(53)	(3,694)
Redeemable noncontrolling interest resulting from an acquisition	(20,247)	—
Cash paid for acquisitions, net of cash acquired	$—	$44,900

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”), the United Kingdom (“U.K.”) and Puerto Rico. At September 30, 2020, the Company operated 582 behavioral healthcare facilities with approximately 18,300 beds in 40 states, the U.K. and Puerto Rico.

During 2019, the Company commenced a review of strategic alternatives including those related to its U.K. operations and a potential sale of such operations. In January 2020, the Company launched a formal process regarding the sale of its U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with its advisors, the Company solicited and received initial, non-binding offers to acquire its U.K. business from multiple bidders. During the first quarter of 2020, the Company began the second phase of the sale process, during which interested bidders would receive proposed transaction documents and complete their confirmatory due diligence. However, given evolving market dynamics related to the novel coronavirus (“COVID-19”) pandemic, the Company suspended the sale process in mid-March 2020. In October 2020, the Company relaunched the formal sale process of its U.K. business.

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

During March 2020, the global pandemic of COVID-19 began to affect the Company’s facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At a limited number of facilities, employees and/or patients have tested positive for COVID-19. The Company is committed to protecting the health of our communities and has been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. All of the Company’s facilities are closely following infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”), the National Health Service (“NHS”) and local health officials. The Company has established an internal COVID-19 taskforce, taken steps to secure its supply chain, expanded telehealth capabilities and implemented emergency planning in directly impacted markets. Nevertheless, COVID-19 may adversely impact the Company’s business and have an impact on its financial results that the Company is not currently able to quantify. Disruptions to the Company’s business as a result of the COVID-19 pandemic could have a material adverse effect on its results of operations, financial condition, cash flows and ability to service its indebtedness and may affect the amounts reported in the consolidated financial statements including those related to collectability of accounts receivable as well as professional and general liability reserves, tax assets and liabilities and may result in a potential impairment of goodwill and long-lived assets.

Certain reclassifications have been made to prior years to conform to the current year presentation.

2.	Recently Issued Accounting Standards

In March 2020, the SEC adopted final rules that amend Rule 3-10 and Rule 3-16 of Regulation S-X to reduce and simplify the financial disclosure requirements applicable to guarantors and issuers of guaranteed securities, as well as for affiliates whose securities collateralize a registrant’s securities. The new rules are effective January 4, 2021. Early adoption is permitted. The Company early adopted the new rules during the second quarter of 2020.

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

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “New PPP Act”). Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the Centers for Medicare and Medicaid Services’ (“CMS”) Accelerated and Advance Payment Program. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020.

The CARES Act also provides for certain federal income and other tax changes from which the Company has benefited, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. The Company expects a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. Within the CARES Act, the interest expense deduction threshold was increased to 50% of Adjusted Taxable Income for 2019 and 2020 tax years, making our interest expense fully deductible. As a result, the Company received a cash benefit in the form of refunds of $14 million and expects lower tax payments of $2.7 million related to our 2019 interest expense and between $15 million and $20 million related to our 2020 interest expense. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund.

Results for the three months ended September 30, 2020 include a reversal of $18.1 million of other income recorded during the second quarter of 2020 in the condensed consolidated statements of income related to the $19.7 million of PHSSE funds received by the Company. The Company’s decision to reverse this income was based on additional guidance issued by the U.S. Department of Health and Human Services (“HHS”) in September 2020 related to the terms and conditions necessary to retain PHSSE funds. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, funds received under the CARES Act and other government relief programs.
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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acute inpatient psychiatric facilities	$259,353	$233,141	$723,611	$678,866
Specialty treatment facilities	211,796	201,169	597,886	595,473
Residential treatment centers	71,153	69,681	210,432	216,989
Outpatient community-based facilities	5,659	5,392	16,724	15,828
Revenue	$547,961	$509,383	$1,548,653	$1,507,156

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and nine months ended September 30, 2020 and 2019 was not significant.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$156,741	28.6%	$140,315	27.5%	$439,911	28.4%	$426,659	28.3%
Medicare	96,536	17.6%	76,906	15.1%	244,721	15.9%	223,027	14.8%
Medicaid	261,341	47.7%	256,370	50.3%	767,075	49.4%	750,631	49.8%
Self-Pay	26,060	4.8%	30,626	6.0%	75,570	4.9%	91,982	6.1%
Other	7,283	1.3%	5,166	1.1%	21,376	1.4%	14,857	1.0%
Revenue	$547,961	100.0%	$509,383	100.0%	$1,548,653	100.0%	$1,507,156	100.0%

Contract liabilities in the U.S. Facilities primarily consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers, which the Company expects to repay over the 12 month period beginning in April 2021. Once repayment begins, the amount will be recouped from the provider’s or supplier’s new Medicare claims. Approximately $24.9 million and $22.5 million of contract liabilities are included in other accrued liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. A summary of the activity in unearned revenue in the U.S. Facilities is as follows (in thousands):

Balance at December 31, 2019	$1,896
Payments received	50,087
Revenue recognized	(4,593)
Balance at September 30, 2020	$47,390

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

The table below presents total U.K. revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Healthcare facilities	$157,277	$148,138	$442,952	$455,399
Education and Children’s Services	47,190	43,388	138,486	135,652
Adult Care facilities	80,876	76,342	236,334	229,023
Revenue	$285,343	$267,868	$817,772	$820,074

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

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$258,508	90.6%	$242,747	90.6%	$740,329	90.5%	$740,492	90.3%
Self-Pay	26,147	9.2%	24,430	9.1%	75,618	9.3%	77,895	9.5%
Other	688	0.2%	691	0.3%	1,825	0.2%	1,687	0.2%
Revenue	$285,343	100.0%	$267,868	100.0%	$817,772	100.0%	$820,074	100.0%

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

Balance at December 31, 2019	$36,579
Payments received	124,691
Revenue recognized	(129,790)
Foreign currency translation loss	(850)
Balance at September 30, 2020	$30,630

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$36,998	$42,566	$111,540	$120,177
Denominator:
Weighted average shares outstanding for basic earnings per share	87,911	87,649	87,849	87,591
Effect of dilutive instruments	945	210	600	214
Shares used in computing diluted earnings per common share	88,856	87,859	88,449	87,805
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.42	$0.49	$1.27	$1.37
Diluted	$0.42	$0.48	$1.26	$1.37

Approximately 2.0 million and 1.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive. Approximately 2.1 million and 2.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the nine months ended September 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

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

Transaction-related expenses

Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs. Transaction-related expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Termination, restructuring, sale and strategic review costs	$6,891	$5,329	$9,151	$10,941
Legal, accounting and other acquisition-related costs	1,612	235	8,142	1,451
Management transition costs	—	211	—	2,916
	$8,503	$5,775	$17,293	$15,308

7.	Property and Equipment

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land	$448,342	$448,716
Building and improvements	2,896,202	2,746,111
Equipment	534,665	516,769
Construction in progress	214,155	254,213
	4,093,364	3,965,809
Less: accumulated depreciation	(839,644)	(741,775)
Property and equipment, net	$3,253,720	$3,224,034

The Company has recorded assets held for sale within other assets on the condensed consolidated balance sheets for closed properties being actively marketed of $28.3 million and $31.1 million at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020, the Company recorded a non-cash asset impairment charge of $3.8 million relating to property and equipment as part of the decision to close certain U.K. elderly care facilities.

8.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Intangible assets subject to amortization:
Contract intangible assets	$2,100	$2,100	$(2,100)	$(2,100)
Non-compete agreements	1,131	1,131	(1,131)	(1,131)
	3,231	3,231	(3,231)	(3,231)
Intangible assets not subject to amortization:
Licenses and accreditations	12,445	12,455	—	—
Trade names	60,329	60,831	—	—
Certificates of need	17,249	17,071	—	—
	90,023	90,357	—	—
Total	$93,254	$93,588	$(3,231)	$(3,231)

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

Lease Position

The Company recorded the following at September 30, 2020 and December 31, 2019 on the condensed consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	September 30, 2020	December 31, 2019
Finance lease right-of-use assets	Property and equipment, net	$43,663	$44,370
Operating lease right-of-use assets	Operating lease right-of-use assets	464,596	501,837
Total		$508,259	$546,207

Lease Liabilities	Balance Sheet Classification	September 30, 2020	December 31, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$35,319	$6,819
Operating lease liabilities	Current portion of operating lease liabilities	30,433	29,140
Noncurrent:
Finance lease liabilities	Other liabilities	14,704	43,662
Operating lease liabilities	Operating lease liabilities	477,355	502,252
Total		$557,811	$581,873

Weighted-average remaining lease terms and discount rates were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years):
Finance	6.3	6.9
Operating	18.7	19.4

Weighted-average discount rate:
Finance	6.4%	6.4%
Operating	6.3%	6.3%

Lease Costs

The Company recorded the following lease costs for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease costs:
Depreciation of leased assets	1,151	1,036	3,336	3,295
Interest of lease liabilities	995	977	2,977	2,973
Total finance lease costs	$2,146	$2,013	$6,313	$6,268

Operating lease costs	16,616	15,873	49,436	48,639
Variable lease costs	1,311	1,229	4,181	3,159
Short term lease costs	1,407	1,378	3,725	4,308
Other lease costs	1,848	1,654	5,491	4,754
Total rents and leases	$21,182	$20,134	$62,833	$60,860

Total lease costs	$23,328	$22,147	$69,146	$67,128

For the three months ended September 30, 2020, the Company recorded a non-cash lease impairment charge of $16.4 million related to the decision to close certain U.K. elderly care facilities.

Other

Undiscounted cash flows for finance and operating leases recorded on the condensed consolidated balance sheets were as follows at September 30, 2020 (in thousands):

	Finance Leases	Operating Leases
For the three months ending December 31, 2020	$1,963	$15,765
2021	36,384	60,732
2022	3,481	55,565
2023	2,218	50,870
2024	1,340	48,471
Thereafter	25,090	670,965
Total minimum lease payments	70,476	902,368
Less: amount of lease payments representing interest	20,453	394,580
Present value of future minimum lease payments	50,023	507,788
Less: Current portion of lease liabilities	35,319	30,433
Noncurrent lease liabilities	$14,704	$477,355

Supplemental data for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47,697	$45,576
Operating cash flows for finance leases	$2,977	$2,973
Financing cash flows for finance leases	$3,151	$2,701

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,560	$15,623
Finance leases	$2,896	$2,457

10.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loan	$325,375	$346,750
Senior Secured Term B Loans	1,328,440	1,338,928
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	—	150,000
5.125% Senior Notes due 2022	—	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
5.500% Senior Notes due 2028	450,000	—
Other long-term debt	3,932	4,821
Less: unamortized debt issuance costs, discount and premium	(29,646)	(31,400)
	3,118,101	3,149,099
Less: current portion	(50,858)	(43,679)
Long-term debt	$3,067,243	$3,105,420

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

The Company had $485.9 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.1 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2020. In early April 2020, the Company borrowed $100.0 million on the revolving line of credit to enhance its cash position in response to the potential impact of COVID-19 on the Company’s future liquidity and subsequently repaid this amount in late May 2020. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing.

The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our Term Loan A facility (“TLA Facility”) of $7.1 million for December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. The Company is required to repay the Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility of $447.3 million due on February 11, 2022. The Company is required to repay the Term Loan B facility Tranche B-4 (the “Tranche B-4

Facility”) in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility of $854.4 million due on February 16, 2023.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to the Company’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA). The Applicable Rate for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans and 1.50% for Base Rate Loans at September 30, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.00%. At September 30, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

Borrowings with respect to the Tranche B-3 Facility bear interest as follows: Eurodollar Rate loans bear interest at the Tranche B-3 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Tranche B-3 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-3 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. The Tranche B-4 Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-4 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. At September 30, 2020, the Tranche B-3 Facility and the Tranche B-4 Facility bore interest at a rate of LIBOR plus 2.50%.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. At September 30, 2020, the Company was in compliance with such covenants.

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

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2020, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 1,067,730 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $5.5 million and $4.0 million in equity-based compensation expense for the three months ended September 30, 2020 and 2019, respectively and $16.3 million and $14.3 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $41.8 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

At September 30, 2020, there were no warrants outstanding and exercisable. The Company recognized a deferred income tax benefit of $1.4 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $4.3 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2019 and 2020 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	1,199,540	$44.64	7.26	$2,717
Options granted	605,200	28.50	9.21	1,343
Options exercised	(55,671)	19.05	N/A	658
Options cancelled	(389,001)	40.84	N/A	N/A
Options outstanding at December 31, 2019	1,360,068	39.40	7.57	1,650
Options granted	488,000	33.12	9.45	29
Options exercised	(12,400)	28.25	N/A	34
Options cancelled	(228,537)	40.46	N/A	N/A
Options outstanding at September 30, 2020	1,607,131	$37.42	7.55	$407
Options exercisable at December 31, 2019	513,290	$48.08	5.88	$512
Options exercisable at September 30, 2020	660,031	$44.19	5.85	$382

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2020 and year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted average grant-date fair value of options	$12.26	$17.59
Risk-free interest rate	1.6%	2.4%
Expected volatility	40%	38%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2019 and 2020 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	805,057	$42.40
Granted	700,937	28.77
Cancelled	(389,684)	33.50
Vested	(311,174)	44.23
Unvested at December 31, 2019	805,136	$34.14
Granted	601,519	25.40
Cancelled	(103,958)	34.93
Vested	(235,437)	37.02
Unvested at September 30, 2020	1,067,260	$28.50

Restricted stock unit activity during 2019 and 2020 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	484,111	$44.52
Granted	234,408	34.54
Cancelled	(271,162)	45.17
Vested	—	—
Unvested at December 31, 2019	447,357	$38.89
Granted	583,680	10.60
Cancelled	(10,123)	42.09
Vested	(12,691)	42.09
Unvested at September 30, 2020	1,008,223	$22.44

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

The provision for income taxes for the three months ended September 30, 2020 and 2019 reflects effective tax rates of 16.0% and 13.8%, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 was primarily attributable to the September 30, 2019 taxable gain on the foreign currency derivatives settlement in August 2019, which allowed the Company to deduct more interest and reduce a portion of a valuation allowance on deferred tax assets. The three months ended September 30, 2020 benefits from the CARES Act related to net operating loss carrybacks were partially offset by a statutory rate increase in the U.K.

The provision for income taxes for the nine months ended September 30, 2020 and 2019 reflects effective tax rates of 15.7% and 17.6%, respectively. The decrease in the effective tax rate for the current year is primarily attributable to changes in the Company’s valuation allowance related to a decrease in the deferred tax asset on carried forward interest that is deductible as a result of the CARES Act interest deductibility changes and technical corrections to tax depreciation methods for qualified improvement property that resulted in a net operating loss generated during 2019. This net operating loss, per the CARES Act, can be carried back at a 21% tax rate to recover taxes paid at a 35% tax rate.

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

The Company has designated the cross currency swap agreements and forward contracts entered into during 2019 and the nine months ended September 30, 2020 as qualifying hedging instruments and is accounting for these derivatives as net investment hedges. The fair values of these derivatives at September 30, 2020 and December 31, 2019 of $39.9 million and $68.9 million, respectively, are recorded as derivative instrument liabilities in the condensed consolidated balance sheets. During 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense on the condensed consolidated statements of income. Gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

14.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, other long-term debt and derivative instruments at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Amended and Restated Senior Credit Facility	$1,640,521	$1,668,062	$1,640,521	$1,668,062
6.125% Senior Notes due 2021	$—	$149,254	$—	$149,441
5.125% Senior Notes due 2022	$—	$297,761	$—	$299,994
5.625% Senior Notes due 2023	$645,942	$644,771	$650,011	$655,249
6.500% Senior Notes due 2024	$385,326	$384,430	$395,460	$398,366
5.500% Senior Notes due 2028	$442,380	$—	$454,988	$—
Other long-term debt	$3,932	$4,821	$3,932	$4,821
Derivative instrument liabilities	$39,859	$68,915	$39,859	$68,915

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated and ordered stayed pending a ruling on the motion to dismiss that was filed in the St. Clair County v. Acadia Healthcare case described above. On October 23, 2020, a purported stockholder filed a third related derivation action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. At this time, we are not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the second quarter of 2020, the Company recorded approximately $4.0 million to transaction-related expenses in the consolidated statements of income based on the Company’s expected settlement and legal fees.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2020, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2019	$33,151
Contribution of redeemable noncontrolling interests	20,247
Net income attributable to noncontrolling interests	1,802
Dividend payments to noncontrolling interests	(653)
Balance at September 30, 2020	$54,547

17.	Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$29,785	$23,708
Other receivables	14,020	16,097
Income taxes receivable	12,686	5,579
Workers’ compensation deposits – current portion	10,000	10,000
Cost report receivable	9,292	13,723
Inventory	5,092	4,759
Insurance receivable – current portion	1,831	3,030
Other	1,771	1,348
Other current assets	$84,477	$78,244

18.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued expenses	$83,195	$50,614
Unearned revenue	55,520	38,475
Finance lease liabilities	35,319	6,819
Government relief funds	32,492	—
Accrued interest	14,004	33,323
Accrued property taxes	7,656	4,755
Income taxes payable	7,338	—
Insurance liability – current portion	4,731	4,731
Other	10,922	2,443
Other accrued liabilities	$251,177	$141,160

19.	Segment Information

The Company operates in one line of business, which is operating acute inpatient psychiatric facilities, specialty treatment facilities, residential treatment centers and facilities providing outpatient behavioral healthcare services. As management reviews the operating results of its U.S. Facilities and its U.K. Facilities separately to assess performance and make decisions, the Company’s operating segments include our U.S. Facilities and U.K. Facilities. At September 30, 2020, the U.S. Facilities segment included 229 behavioral healthcare facilities with approximately 9,800 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 353 behavioral healthcare facilities with approximately 8,500 beds in the U.K.

The following tables set forth the financial information by operating segment, including a reconciliation of Segment EBITDA to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
U.S. Facilities	$547,961	$509,383	$1,548,653	$1,507,156
U.K. Facilities	285,343	267,868	817,772	820,074
Corporate and Other	—	—	—	—
	$833,304	$777,251	$2,366,425	$2,327,230
Segment EBITDA (1):
U.S. Facilities	$138,401	$127,087	$393,356	$381,491
U.K. Facilities	43,388	40,726	111,195	126,617
Corporate and Other	(22,384)	(21,175)	(67,876)	(66,581)
	$159,405	$146,638	$436,675	$441,527

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment EBITDA (1)	$159,405	$146,638	$436,675	$441,527
Less:
Equity-based compensation expense	(5,471)	(4,039)	(16,258)	(14,322)
Transaction-related expenses	(8,503)	(5,775)	(17,293)	(15,308)
Loss on impairment	(20,239)	—	(20,239)	—
Debt extinguishment costs	—	—	(3,271)	—
Interest expense, net	(37,553)	(46,644)	(119,064)	(143,384)
Depreciation and amortization	(42,912)	(40,620)	(126,037)	(122,277)
Income before income taxes	$44,727	$49,560	$134,513	$146,236

	U.S. Facilities	U.K. Facilities	Corporate and Other	Consolidated
Goodwill:
Balance at January 1, 2020
Goodwill	$2,085,104	$689,902	$—	$2,775,006
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at January 1, 2020	2,085,104	364,027	—	2,449,131
Increase from contribution of redeemable noncontrolling interests	20,300	—	—	20,300
Prior period purchase price adjustments	(40)	—	—	(40)
Foreign currency translation loss	—	(8,669)	—	(8,669)
Balance at September 30, 2020
Goodwill	2,105,364	681,233	—	2,786,597
Accumulated impairment loss	—	(325,875)	—	(325,875)
Net goodwill at September 30, 2020	$2,105,364	$355,358	$—	$2,460,722

	September 30, 2020	December 31, 2019
Assets (2):
U.S. Facilities	$4,166,001	$4,037,968
U.K. Facilities	2,521,294	2,610,357
Corporate and Other	417,850	230,817
	$7,105,145	$6,879,142

(1)

Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, loss on impairment, debt extinguishment costs, transaction-related expenses, interest expense and depreciation and amortization. The Company uses Segment EBITDA as an analytical indicator to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(2)

Assets include property and equipment for the U.S. Facilities of $1.5 billion, U.K. Facilities of $1.7 billion and corporate and other of $51.3 million at September 30, 2020. Assets include property and equipment for the U.S. Facilities of $1.4 billion, U.K. Facilities of $1.7 billion and corporate and other of $50.9 million at December 31, 2019.

20.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2019	$(434,633)	$24,958	$(5,209)	$(414,884)
Foreign currency translation (loss) gain	(46,975)	—	124	(46,851)
Gain on derivative instruments, net of tax of $8.0 million	—	21,622	—	21,622
Balance at September 30, 2020	$(481,608)	$46,580	$(5,085)	$(440,113)

21.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes and 5.500% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for Acadia Healthcare Company, Inc. and the combined wholly-owned subsidiary guarantors at September 30, 2020 and December 31, 2019, and for the nine months ended September 30, 2020.

Summarized balance sheet information (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$591,762	$427,315
Property and equipment, net	1,398,897	1,313,830
Goodwill	1,992,305	1,992,344
Total noncurrent assets	3,608,625	3,516,967

Current liabilities	400,256	294,289
Long-term debt	2,847,191	2,877,602
Total noncurrent liabilities	3,159,529	3,162,782
Redeemable noncontrolling interests	—	—
Total equity	640,602	487,211

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2020
Revenue	$1,443,685
Income before income taxes	104,217
Net income	84,162
Net income attributable to Acadia Healthcare Company, Inc.	84,162

22.	Subsequent Events

On October 14, 2020, the Company issued $475.0 million of the 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Note to prepay approximately $453.3 million of the outstanding borrowings on the Tranche B-3 Facility and intends to use the remaining net proceeds for general corporate purposes, which may include additional debt repayment, and to pay related fees and expenses in connection with the offering.

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

•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies, especially in light of the COVID-19 pandemic and our pursuit of a strategic transaction for our U.K. business;
•	potential difficulties operating our business in light of political and economic instability in the U.K. and globally relating to the U.K.’s departure from the European Union;
•	the impact of fluctuations in foreign exchange rates, including the devaluations of the GBP relative to the USD;
•	our ability to enter into and successfully complete a strategic transaction related to our U.K. operations on terms that are favorable to us or at all;
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
•

changes in interpretations, assumptions and expectations regarding recent legislation, including provisions of the CARES Act, and additional guidance that may be issued by federal and state authorities;

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2020, we operated 582 behavioral healthcare facilities with approximately 18,300 beds in 40 states, the U.K. and Puerto Rico. During the nine months ended September 30, 2020, we added 352 beds, including 208 added to existing facilities and 144 added through the opening of a de novo facility. For the year ending December 31, 2020, we expect to add approximately 500 total beds exclusive of acquisitions.

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

During 2019, we commenced a review of strategic alternatives including those related to our U.K. operations and a potential sale of such operations. In January 2020, we launched a formal process regarding the sale of our U.K. business. Consistent with market practice for U.K. transactions of this nature, and in conjunction with our advisors, we solicited and received initial, non-binding offers to acquire our U.K. business from multiple bidders. During the first quarter of 2020, we began the second phase of the sale process, during which interested bidders would receive proposed transaction documents and complete their confirmatory due diligence. However, given evolving market dynamics related to the COVID-19 pandemic, we suspended the sale process in mid-March 2020. In October 2020, we relaunched the formal sale process of our U.K. business.

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

COVID-19 is adversely impacting our business and likely will have an impact on our financial results that we are not currently able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from medical officials regarding stay-at-home orders, social distancing practices and self-quarantine in response to the COVID-19 pandemic, we have seen a decline in referrals, particularly from emergency rooms and medical professionals. In addition, restrictive measures adopted or encouraged by federal, state and local governments, such as travel bans and stay-at-home orders, have reduced patient volume at our facilities more generally. As a result, many of our facilities experienced significantly lower patient days primarily during late March and April 2020. The impact on our facilities varies based on the market in which the facility operates and the type of facility. During the second quarter of 2020 we saw improvements in patient days which continued into the third quarter. The improved volume trends were driven by a shift in marketing strategy and efforts and the easing of stay-at-home orders and other restrictions. It is difficult to predict the impact of COVID-19 on our patient volume in future periods given the evolving nature of the pandemic.

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

At September 30, 2020, we had approximately $338.7 million of cash and cash equivalents and $485.9 million of available borrowing capacity under our revolving line of credit. In response to the estimated financial impact of the COVID-19 pandemic, we continue to pursue various actions intended to enhance our financial flexibility including, among other things, the benefits described in the “CARES Act and other Regulatory Developments” herein. In addition, we are evaluating and undertaking certain additional steps to mitigate the financial impact, including:

•	reducing maintenance and expansion capital expenditures;
•	managing corporate and facility-level staffing costs by aligning staffing to patient volumes and implementing a temporary hiring freeze for non-clinical staff;
•	limiting all non-essential business travel;
•	reducing discretionary expenditures and temporarily reducing marketing spending;
•	negotiating with our vendors and lessors for discounts and/or revised payment terms; and
•	closely managing our working capital as our facilities continue to bill and collect for services rendered and extend payments on traditional accounts payables.

Although we are reviewing potential liquidity and intend to seek any available benefits under the CARES Act, including those described herein, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you we will be able to access such benefits. In addition, procuring these benefits and otherwise responding to the global pandemic is likely to require us to dedicate additional management resources.

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

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•

an appropriation of $100 billion to the PHSSE Fund for a new program to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2020; and
•	waivers or temporary suspension of certain regulatory requirements.

As noted above, the U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, President Trump signed into law the New PPP Act. Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial PHSSE funds distributed in April 2020. We received approximately $12.8 million of additional PHSSE funds in August 2020.

Results for the three months ended September 30, 2020 include a reversal of $18.1 million of other income recorded during the second quarter of 2020 in the condensed consolidated statements of income related to the $19.7 million of PHSSE funds received by the Company. The Company’s decision to reverse this income was based on additional guidance issued by HHS in September 2020 related to the terms and conditions necessary to retain PHSSE funds.

Using existing authority and certain expanded authority under the CARES Act, HHS has expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic.

Under the program, our facilities were eligible to request up to 100% of their Medicare payment amount for a three-month period. Under the original terms of the program, the repayment of these accelerated/advanced payments would have begun 120 days after the date of the issuance of the payment and the amounts advanced to our facilities would have been recouped from new Medicare claims as a 100% offset. Our facilities would have had 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe.

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program, which we expect to repay over the 12 month period beginning April 2021.

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2020.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation, the deferral of the employer portion of Social Security payroll taxes, refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds and bonus depreciation of qualified improvement property. We expect a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. Within the CARES Act, the interest expense deduction threshold was increased to 50% of Adjusted Taxable Income for 2019 and 2020 tax years, making our interest expense fully deductible. As a result, we received a cash benefit in the form of refunds of $14 million and expect lower tax payments of $2.7 million related to our 2019 interest expense and between $15 million and $20 million related to our 2020 interest expense.

Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, we expect to receive a refund related to our 2019 NOL carryback to 2014 in the amount of $18 million and expect lower future payments of $9 million.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$833,304	100.0%	$777,251	100.0%	$2,366,425	100.0%	$2,327,230	100.0%
Salaries, wages and benefits	450,459	54.1%	428,601	55.1%	1,318,378	55.7%	1,288,399	55.4%
Professional fees	61,359	7.4%	62,152	8.0%	183,273	7.7%	177,588	7.6%
Supplies	31,207	3.7%	30,790	4.0%	93,302	3.9%	91,661	3.9%
Rents and leases	21,182	2.5%	20,134	2.6%	62,833	2.7%	60,860	2.6%
Other operating expenses	97,093	11.7%	92,975	12.0%	288,222	12.2%	281,517	12.1%
Other income	18,070	2.2%	-	0.0%	-	0.0%	-	0.0%
Depreciation and amortization	42,912	5.1%	40,620	5.2%	126,037	5.3%	122,277	5.3%
Interest expense	37,553	4.5%	46,644	6.0%	119,064	5.0%	143,384	6.2%
Debt extinguishment costs	-	0.0%	-	0.0%	3,271	0.1%	-	0.0%
Loss on impairment	20,239	2.4%	-	0.0%	20,239	0.9%	-	0.0%
Transaction-related expenses	8,503	1.0%	5,775	0.7%	17,293	0.7%	15,308	0.7%
Total expenses	788,577	94.6%	727,691	93.6%	2,231,912	94.2%	2,180,994	93.8%
Income before income taxes	44,727	5.4%	49,560	6.4%	134,513	5.8%	146,236	6.2%
Provision for income taxes	7,166	0.9%	6,837	0.9%	21,171	0.9%	25,801	1.1%
Net income	37,561	4.5%	42,723	5.5%	113,342	5.0%	120,435	5.1%
Net income attributable to noncontrolling interests	(563)	-0.1%	(157)	0.0%	(1,802)	-0.1%	(258)	0.0%
Net income attributable to Acadia Healthcare Company, Inc.	$36,998	4.4%	$42,566	5.5%	$111,540	4.9%	$120,177	5.1%

Segments

At September 30, 2020, the U.S. Facilities segment included 229 behavioral healthcare facilities with approximately 9,800 beds in 40 states and Puerto Rico, and the U.K. Facilities segment included 353 behavioral healthcare facilities with approximately 8,500 beds in the U.K.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and nine months ended September 30, 2020 compared to the same periods in 2019:

	Three Months Ended	Nine Months Ended
U.S. Same Facility Results (a)
Revenue growth	7.5%	2.7%
Patient days growth	4.2%	2.2%
Admissions growth	0.5%	-1.1%
Average length of stay change (b)	3.8%	3.3%
Revenue per patient day growth	3.1%	0.6%
EBITDA margin change (c)	50 bps	10 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

(c)   Segment EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. Management uses Segment EBITDA as an analytical indicator to measure the performance of our segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Segment EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Segment EBITDA are significant components in understanding and assessing financial performance. Because Segment EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Results in our U.S. Facilities for the nine months ended September 30, 2020 were affected by COVID-19. Volumes declined in late March 2020 as a result of the impact of the pandemic on traditional referral sources, such as emergency rooms and medical professionals; the stay-at-home orders implemented by many states; and the effects of the travel restrictions on certain facilities with national referral networks. As the country has started to reopen and lift restrictions, patient volumes have shown recent improvement. During the three months ended September 30, 2020, we demonstrated measurable improvement in our EBITDA margin in part due to our continued focus on cost management and operating efficiencies.

The following table sets forth percent changes in same facility operating data for our U.K. Facilities for the three and nine months ended September 30, 2020 compared to the same periods in 2019:

	Three Months Ended	Nine Months Ended
U.K. Same Facility Results (a,c)
Revenue growth	2.7%	0.3%
Patient days growth	-0.1%	-1.9%
Admissions growth	5.1%	-7.9%
Average length of stay change (b)	-5.0%	6.6%
Revenue per patient day growth	2.8%	2.2%
EBITDA margin change (d)	50 bps	-140 bps

(a)

Results for the periods presented include facilities we have operated more than one year and exclude the elderly care division. While the elderly care division is complementary to our continuum of behavioral healthcare services, it has never been part of our overall growth strategy nor had a meaningful impact on our operations or results.

(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Revenue and revenue per patient day for the three and nine months ended September 30, 2019 is adjusted to reflect the foreign currency exchange rate for the comparable periods of 2020 in order to eliminate the effect of changes in the exchange rate.

(d)	See definition of Segment EBITDA in U.S. Same Facility Results table above.

Results in our U.K. Facilities for the nine months ended September 30, 2020 were affected by COVID-19. Beginning in late March 2020, our U.K. operations faced temporary disruptions from the stay-at-home orders implemented in the U.K. on the referral and commissioning process. As the country has started to reopen and lift restrictions, patient volumes and labor costs have shown recent improvement.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue. Revenue increased $56.1 million, or 7.2%, to $833.3 million for the three months ended September 30, 2020 from $777.3 million for the three months ended September 30, 2019 resulting from same facility revenue growth of 5.9% and a $12.7 million increase in the exchange rate between USD and GBP. During the three months ended September 30, 2020, we generated $548.0 million of revenue, or 65.8% of our total revenue, from our U.S. Facilities and $285.3 million of revenue, or 34.2% of our total revenue, from our U.K. Facilities. During the three months ended September 30, 2019, we generated $509.4 million of revenue, or 65.5% of our total revenue, from our U.S. Facilities and $267.9 million of revenue, or 34.5% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $38.2 million, or 7.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, resulting from same facility growth in patient days of 4.2% and an increase in same facility revenue per day of 3.1%. U.K. same facility revenue increased by $6.9 million, or 2.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, resulting from a decline in same facility patient days of 0.1% offset by an increase in same facility revenue per day of 2.8%.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $450.5 million for the three months ended September 30, 2020 compared to $428.6 million for the three months ended September 30, 2019, an increase of $21.9 million. SWB expense included $5.5 million and $4.0 million of equity-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $445.0 million, or 53.4% of revenue, for the three months ended September 30, 2020, compared to $424.6 million, or 54.6% of revenue, for the three months ended

September 30, 2019. Same facility SWB expense was $409.9 million for the three months ended September 30, 2020, or 50.7% of revenue, compared to $399.9 million for the three months ended September 30, 2019, or 52.4% of revenue.

Professional fees. Professional fees were $61.4 million for the three months ended September 30, 2020, or 7.4% of revenue, compared to $62.2 million for the three months ended September 30, 2019, or 8.0% of revenue. Same facility professional fees were $55.6 million for the three months ended September 30, 2020, or 6.9% of revenue, compared to $56.8 million, for the three months ended September 30, 2019, or 7.5% of revenue.

Supplies. Supplies expense was $31.2 million for the three months ended September 30, 2020, or 3.7% of revenue, compared to $30.8 million for the three months ended September 30, 2019, or 4.0% of revenue. Same facility supplies expense was $29.8 million for the three months ended September 30, 2020, or 3.7% of revenue, compared to $29.7 million for the three months ended September 30, 2019, or 3.9% of revenue.

Rents and leases. Rents and leases were $21.2 million for the three months ended September 30, 2020, or 2.5% of revenue compared to $20.1 million for the three months ended September 30, 2019, or 2.6% of revenue. Same facility rents and leases were $17.2 million for the three months ended September 30, 2020, or 2.1% of revenue, compared to $16.9 million for the three months ended September 30, 2019, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $97.1 million for the three months ended September 30, 2020, or 11.7% of revenue, compared to $93.0 million for the three months ended September 30, 2019, or 12.0% of revenue. Same facility other operating expenses were $92.6 million for the three months ended September 30, 2020, or 11.4% of revenue, compared to $89.7 million for the three months ended September 30, 2019, or 11.8% of revenue.

Other income. Based on the additional guidance from HHS issued in September 2020 regarding the terms and conditions necessary to retain the PHSSE funds received by the Company, the three months ended September 30, 2020 reflects a reversal of the $18.1 million of other income recorded during the second quarter of 2020.

Depreciation and amortization. Depreciation and amortization expense was $42.9 million for the three months ended September 30, 2020, or 5.1% of revenue, compared to $40.6 million for the three months ended September 30, 2019, or 5.2% of revenue.

Interest expense. Interest expense was $37.6 million for the three months ended September 30, 2020 compared to $46.6 million for the three months ended September 30, 2019. The decrease in interest expense was primarily a result of lower interest rates applicable to our variable rate debt.

Loss on impairment. Loss on impairment was $20.2 million for the three months ended September 30, 2020 and represents a non-cash lease impairment charge of $16.4 million and a non-cash long-lived asset impairment charge of $3.8 million related to the decision to close certain U.K. elderly care facilities.

Transaction-related expenses. Transaction-related expenses were $8.5 million for the three months ended September 30, 2020 compared to $5.8 million the three months ended September 30, 2019. Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended September 30,
	2020	2019
Termination, restructuring, sale and strategic review costs	$6,891	$5,329
Legal, accounting and other acquisition-related costs	1,612	235
Management transition costs	—	211
	$8,503	$5,775

Provision for income taxes. For the three months ended September 30, 2020, the provision for income taxes was $7.2 million, reflecting an effective tax rate of 16.0%, compared to $6.8 million, reflecting an effective tax rate of 13.8%, for the three months ended September 30, 2019. The increase in the effective tax rate for the three months ended September 30, 2020 was primarily attributable to the September 20, 2019 taxable gain on the foreign currency derivatives settlement in August 2019, which allowed us to deduct more interest and reduce a portion of a valuation allowance on deferred tax assets. The three months ended September 30, 2020 benefits from the CARES Act related to net operating loss carrybacks were partially offset by a statutory rate increase in the U.K.

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

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue. Revenue increased $39.2 million, or 1.7%, to $2.4 billion for the nine months ended September 30, 2020 from $2.3 billion for the nine months ended September 30, 2019 resulting from same facility revenue growth of 1.9% and offset by $1.6 million decrease in the exchange rate between USD and GBP. During the nine months ended September 30, 2020, we generated $1.5 billion of revenue, or 65.4% of our total revenue, from our U.S. Facilities and $817.7 million of revenue, or 34.6% of our total revenue, from our U.K. Facilities. During the nine months ended September 30, 2019, we generated $1.5 billion of revenue, or 64.8% of our total revenue, from our U.S. Facilities and $820.1 million of revenue, or 35.2% of our total revenue, from our U.K. Facilities.

U.S. same facility revenue increased by $40.7 million, or 2.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, resulting from same facility growth in patient days of 2.2% and an increase in same facility revenue per day of 0.6%. U.K. same facility revenue increased by $2.3 million, or 0.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, resulting from a decline in same facility patient days of 1.9% offset by an increase in same facility revenue per day of 2.2%.

Salaries, wages and benefits. SWB expense was $1.3 billion for both the nine months ended September 30, 2020 and 2019, an increase of $30.0 million. SWB expense included $16.3 million and $14.3 million of equity-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $1.3 billion, or 55.0% of revenue, for the nine months ended September 30, 2020, compared to $ 1.3 billion, or 54.7% of revenue, for the nine months ended September 30, 2019. Same facility SWB expense was $1.2 billion for both the nine months ended September 30, 2020 and 2019, or 52.2% of revenue.

Professional fees. Professional fees were $183.3 million for the nine months ended September 30, 2020, or 7.7% of revenue, compared to $177.6 million for the nine months ended September 30, 2019, or 7.6% of revenue. Same facility professional fees were $163.8 million for the nine months ended September 30, 2020, or 7.2% of revenue, compared to $158.0 million, for the nine months ended September 30, 2019, or 7.0% of revenue.

Supplies. Supplies expense was $93.3 million for the nine months ended September 30, 2020, or 3.9% of revenue, compared to $91.7 million for the nine months ended September 30, 2019, or 3.9% of revenue. Same facility supplies expense was $88.6 million for the nine months ended September 30, 2020, or 3.9% of revenue, compared to $87.1 million for the nine months ended September 30, 2019, or 3.9% of revenue.

Rents and leases. Rents and leases were $62.8 million for the nine months ended September 30, 2020, or 2.7% of revenue compared to $60.9 million for the nine months ended September 30, 2019, or 2.6% of revenue. Same facility rents and leases were $51.3 million for the nine months ended September 30, 2020, or 2.2% of revenue, compared to $49.5 million for the nine months ended September 30, 2019, or 2.2% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $288.2 million for the nine months ended September 30, 2020, or 12.2% of revenue, compared to $281.5 million for the nine months ended September 30, 2019, or 12.1% of revenue. Same facility other operating expenses were $275.4 million for the nine months ended September 30, 2020, or 12.0% of revenue, compared to $267.6 million for the nine months ended September 30, 2019, or 11.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $126.0 million for the nine months ended September 30, 2020, or 5.3% of revenue, compared to $122.3 million for the nine months ended September 30, 2019, or 5.3% of revenue.

Interest expense. Interest expense was $119.1 million for the nine months ended September 30, 2020 compared to $143.4 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily a result of lower interest rates applicable to our variable rate debt.

Debt extinguishment costs. Debt extinguishment costs were $3.3 million for the nine months ended September 30, 2020 and represented $1.0 million of cash charges and $2.3 million of non-cash charges recorded in connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes.

Loss on impairment. Loss on impairment was $20.2 million for the nine months ended September 30, 2020 and represents a non-cash lease impairment charge of $16.4 million and a non-cash long-lived asset impairment charge of $3.8 million related to the decision to close certain U.K. elderly care facilities.

Transaction-related expenses. Transaction-related expenses were $17.3 million for the nine months ended September 30, 2020 compared to $15.3 million for the nine months ended September 30, 2019. Transaction-related expenses primarily relate to termination, restructuring, U.K. sale, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Termination, restructuring, sale and strategic review costs	$9,151	$10,941
Legal, accounting and other acquisition-related costs	8,142	1,451
Management transition costs	—	2,916
	$17,293	$15,308

Provision for income taxes. For the nine months ended September 30, 2020, the provision for income taxes was $21.2 million, reflecting an effective tax rate of 15.7%, compared to $25.8 million, reflecting an effective tax rate of 17.6%, for the nine months ended September 30, 2019. The decrease in the effective tax rate for the current year is primarily attributable to changes in the Company’s valuation allowance related to a decrease in the deferred tax asset on carried forward interest that is deductible as a result of the CARES Act interest deductibility changes and technical corrections to tax depreciation methods for qualified improvement property that resulted in a net operating loss generated during 2019. This net operating loss, per the CARES Act, can be carried back at a 21% tax rate to recover taxes paid at a 35% tax rate.

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

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$156,741	28.6%	$140,315	27.5%	$439,911	28.4%	$426,659	28.3%
Medicare	96,536	17.6%	76,906	15.1%	244,721	15.9%	223,027	14.8%
Medicaid	261,341	47.7%	256,370	50.3%	767,075	49.4%	750,631	49.8%
Self-Pay	26,060	4.8%	30,626	6.0%	75,570	4.9%	91,982	6.1%
Other	7,283	1.3%	5,166	1.1%	21,376	1.4%	14,857	1.0%
Revenue	$547,961	100.0%	$509,383	100.0%	$1,548,653	100.0%	$1,507,156	100.0%

The following table presents revenue by payor type and as a percentage of revenue in our U.K. Facilities for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
U.K. public funded sources	$258,508	90.6%	$242,747	90.6%	$740,329	90.5%	$740,492	90.3%
Self-Pay	26,147	9.2%	24,430	9.1%	75,618	9.3%	77,895	9.5%
Other	688	0.2%	691	0.3%	1,825	0.2%	1,687	0.2%
Revenue	$285,343	100.0%	$267,868	100.0%	$817,772	100.0%	$820,074	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2020 and December 31, 2019:

September 30, 2020

	Current	30-90	90-150	>150	Total
Commercial	17.8%	4.7%	1.9%	5.6%	30.0%
Medicare	10.6%	1.2%	0.6%	1.2%	13.6%
Medicaid	24.7%	3.1%	2.1%	8.5%	38.4%
U.K. public funded sources	8.1%	0.9%	0.2%	0.3%	9.5%
Self-Pay	1.7%	1.5%	1.2%	2.3%	6.7%
Other	0.9%	0.3%	0.2%	0.4%	1.8%
Total	63.8%	11.7%	6.2%	18.3%	100.0%

December 31, 2019

	Current	30-90	90-150	>150	Total
Commercial	15.2%	6.2%	3.9%	6.3%	31.6%
Medicare	10.3%	1.4%	0.4%	0.9%	13.0%
Medicaid	23.3%	5.9%	3.4%	6.8%	39.4%
U.K. public funded sources	6.3%	1.6%	0.0%	0.0%	7.9%
Self-Pay	1.8%	1.4%	1.4%	2.5%	7.1%
Other	0.6%	0.2%	0.1%	0.1%	1.0%
Total	57.5%	16.7%	9.2%	16.6%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2020 was $472.2 million compared to $213.5 million for the nine months ended September 30, 2019. The increase in operating cash flows primarily relates to positive working capital trends and benefits related to the CARES Act. Days sales outstanding were 37 days for September 30, 2020 compared to 40 days at December 31, 2019.

Cash used in investing activities for the nine months ended September 30, 2020 was $209.7 million compared to $137.2 million for the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2020 primarily consisted of $195.8 million of cash paid for capital expenditures, $5.6 million of cash paid for real estate and other of $10.7 million, offset by proceeds from sale of property and equipment of $2.5 million. Cash paid for capital expenditures for the nine months ended September 30, 2020 consisted of $59.2 million of routine capital expenditures and $136.6 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.5% of revenue for the nine months ended September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2019 primarily consisted of cash paid for acquisitions of $44.9 million, $202.7 million of cash paid for capital expenditures, $7.0 million of cash paid for real estate and other of $1.1 million offset by proceeds from sale of property and equipment of $13.5 million and $105.0 million for settlement of foreign currency derivatives. Cash paid for capital expenditures for the nine months ended September 30, 2019 consisted of $61.6 million of cash paid for routine capital expenditures and $141.1 million of expansion capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2020 was $48.6 million compared $32.2 million for the nine months ended September 30, 2019. Cash used in financing activities for the nine months ended September 30, 2020 consisted of repayment of long-term debt of $450.0 million, principal payments of long-term debt of $31.9 million, principal payments on revolving credit facility of $100.0 million, payment of debt issuance costs of $11.2 million, common stock withheld for minimum statutory taxes of $1.3 million, distributions to noncontrolling interests of $0.7 million and other of $3.5 million offset by borrowings of long-term debt of $450.0 million and borrowings on revolving credit facility of $100.0 million. Cash used in financing activities for the nine months ended September 30, 2019 primarily consisted of principal payments of long-term debt of $24.7 million, principal payments on revolving credit facility of $76.6 million, common stock withheld for minimum statutory taxes of $1.5 million and other of $5.9 million offset by borrowings on revolving credit facility of $76.6 million.

We had total available cash and cash equivalents of $338.7 million and $124.2 million at September 30, 2020 and December 31, 2019, respectively, of which approximately $66.7 million and $23.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

In the second quarter of 2020, we participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the PHSSE funds and approximately $45 million of payments from the CMS’ Accelerated and Advance Payment Program. In addition, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration provided for in the CARES Act. In August 2020, we received an additional $12.8 million in PHSSE funds.

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

We had $485.9 million of availability under the revolving line of credit and had standby letters of credit outstanding of $14.1 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2020. In early April 2020, we borrowed $100.0 million on the revolving line of credit to enhance our cash position in response to the potential impact of COVID-19 on our future liquidity and subsequently repaid this amount in late May 2020. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing.

The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $7.1 million for December 31, 2020, and $9.5 million for March 31, 2021 to September 30, 2021, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2021. We are required to repay the Tranche B-3 Facility in equal quarterly installments of $1.2 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-3 Facility of $447.3 million due on February 11, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility of $854.4 million due on February 16, 2023.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to our Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA). The Applicable Rate for the Pro Rata Facilities was 2.50% for Eurodollar Rate Loans and 1.50% for Base Rate Loans at September 30, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At September 30, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.50%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

Borrowings with respect to the Tranche B-3 Facility bear interest as follows: Eurodollar Rate loans bear interest at the Tranche B-3 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans bear interest at the Tranche B-3 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-3 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. The Tranche B-4 Facility bears interest as follows: Eurodollar Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bear interest at the Tranche B-4 Facility Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Tranche B-4 Facility Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. At September 30, 2020, the Tranche B-3 Facility and the Tranche B-4 Facility bore interest at a rate of LIBOR plus 2.50%.

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

At September 30, 2020, we were in compliance with all of the above covenants.

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

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2020 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$182,462	$2,454,481	$439,801	$530,438	$3,607,182
Operating lease liabilities (b)	61,898	108,685	95,746	636,039	902,368
Finance lease liabilities	37,310	6,265	2,629	24,272	70,476
Total obligations and commitments	$281,670	$2,569,431	$538,176	$1,190,749	$4,580,026

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2020.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At September 30, 2020, we had standby letters of credit outstanding of $14.1 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Critical Accounting Policies

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. We have two operating segments for segment reporting purposes, U.S. Facilities and U.K. Facilities, each of which represents a reporting unit for purposes of the Company’s goodwill impairment test. Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2019 resulted in no impairment charges. As of our most recent impairment test on October 1, 2019, the fair value of our U.S Facilities reporting unit substantially exceeded its carrying value, and the fair value of our U.K Facilities exceeded its carrying value by approximately 7%.

During late March 2020, results in our U.S. Facilities and U.K. Facilities were affected by COVID-19. Based on recent financial performance and current forecasts, we believe it is more likely than not that the fair values of each of our reporting units exceeds the carrying values of each reporting unit. Therefore, a quantitative impairment test was not required. We will continue to monitor our business, financial performance and forecasts for indicators of impairment. Continued disruptions to our business as a result of the COVID-19 pandemic could have a material adverse effect on our results of operations, financial condition, cash flows and ability to service our indebtedness and may affect the amounts reported in the consolidated financial statements including those related to the potential impairment of goodwill and long-lived assets.

There have been no material changes in our critical accounting policies at September 30, 2020 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2020 was composed of $1.5 billion of fixed-rate debt and $1.6 billion of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.26% higher rate on our variable rate debt) would decrease our net income and cash flows by $3.6 million on an annual basis based upon our borrowing level at September 30, 2020.

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

Foreign Currency Risk

The functional currency for our U.K. facilities is the British pound or GBP. Our revenue and earnings are sensitive to changes in the GBP to USD exchange rate from the translation of our earnings into USD at exchange rates that may fluctuate. Based upon the level of our U.K. operations relative to the Company as a whole, a hypothetical 10% change in the exchange rate (which would equate to an increase or decrease in the exchange rate of 0.13) would cause a change in our net income of $6.1 million on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated and ordered stayed pending a ruling on the motion to dismiss that was filed in the St. Clair County v. Acadia Healthcare case described above. On October 23, 2020, a purported stockholder filed a third related derivation action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. At this time, we are not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the second quarter of 2020, we recorded approximately $4.0 million to transaction-related expenses in the consolidated statements of income based on our expected settlement and legal fees.

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

The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. During the second and third quarters of 2020, COVID-19 resulted in fewer referrals to our facilities and lower voluntary admissions as individuals are less inclined to leave their homes and seek treatment. When employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus will spread to others at the facility and impact the operations of such facility. COVID-19 is continuing to evolve and its full impact remains unknown and difficult to predict; however, it has adversely affected our business operations in the second and third quarters of 2020 and could negatively impact our financial performance for the remainder of 2020 or longer.

We are also experiencing supply chain disruptions and could experience significant price increases in equipment, pharmaceuticals and medical supplies, particularly PPE. Pandemic-related staffing difficulties and equipment, pharmaceutical and medical supplies shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor and an increase in overtime hours paid to our employees. We have experienced higher staffing costs in our U.K. Facilities as a result of COVID-19, especially during surges in positive COVID-19 cases in the U.K.

We may need to take additional steps to mitigate the financial impact of COVID-19, which actions could adversely affect our financial condition and results of operations, including:

•	postponing or eliminating maintenance capital expenditures and growth capital expenditures, including acquisitions, de novo and joint venture development and facility expansions;
•	managing corporate and facility-level staffing costs by aligning staffing to patient volumes and implementing a temporary hiring freeze for non-clinical staff; and
•	reducing marketing expenditures and other corporate expenses.

Even after taking into account the actions described above intended to strengthen our financial condition and increase our financial flexibility, we could experience material decreases in Adjusted EBITDA during the fourth quarter of 2020 and for subsequent quarters.

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

As previously disclosed, after suspending our pursuit of a strategic transaction for the sale of our U.K. business because of the negative impact COVID-19 is having on the capital markets, we relaunched the sales process in October 2020. There can be no assurance, however, as to the timing, terms or viability of a potential sale of our U.K. business. In addition, we may not be able to pursue organic growth initiatives and/or acquisition and joint venture opportunities previously planned or expected for our business.

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

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive or that we will be able to comply with the applicable terms and conditions to retain such assistance.

The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. As part of the CARES Act, the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, President Trump signed into law the New PPP Act. Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial PHSSE funds distributed in April 2020. We received approximately $12.8 million of additional PHSSE funds in August 2020.

The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payments adjustments and an expansion of the CMS Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers. Using existing authority and certain expanded authority under the CARES Act, HHS has expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, our facilities were eligible to request up to 100% of their Medicare payment amount for a three-month period.

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program, which we expect to repay over the 12 month period beginning April 2021.

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2020.

Due to the recent enactment of the CARES Act, the New PPP Act and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency (“PHE”), and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination expires January 21, 2021. The HHS Secretary may choose to renew the PHE declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, New PPP Act or future legislation, if any, or whether we shall retain, return or repay any such assistance, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability or willingness to retain assistance), the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding. We are continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	2,812	$30.92	—	—
August 1 – August 31	739	29.96	—	—
September 1 – September 30	175	29.90	—	—
Total	3,726

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
4.1	Indenture, dated October 14, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (2)

4.2	Form of 5.000% Senior Note due 2029 (included as Exhibit A1 in Exhibit 4.1).

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).
*	Filed herewith.

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

Dated: October 30, 2020