Form 10-K
period 2020-12-31
Acadia Healthcare Company, Inc.
filed 2021-02-26
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark of the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2.2 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $25.12 per share.

As of February 26, 2021, there were 89,039,946 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be held on May 6, 2021 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2020, we operated 572 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the United Kingdom (“U.K.”) and Puerto Rico. During the year ended December 31, 2020, we added 460 beds in the United States (“U.S.”), consisting of 240 added to existing facilities and 220 added through the opening of two joint venture facilities, and we opened six comprehensive treatment centers (“CTCs”). On January 19, 2021, we completed the sale of the U.K. business, which included 345 facilities and approximately 8,200 beds.

We are the leading publicly traded pure-play provider of behavioral healthcare services in the U.S. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count through acquisitions, de novo facilities, joint ventures and bed additions in existing facilities.

On January 19, 2021, we completed the sale of our U.K. operations to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allows us to reduce our indebtedness and focus on our U.S. operations. As a result of the U.K. Sale, we reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See “U.K. Sale” below for additional details about the U.K. Sale.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

U.K. Sale

On January 19, 2021, we completed the U.K. Sale pursuant to a Share Purchase Agreement in which we sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constitutes the entirety of our U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to US Dollars (“USD”) exchange rate, cash retained by the buyer of approximately $75 million and transaction costs of $16 million. We used the net proceeds of approximately $1,425 million (or $1,350 million, net of cash retained by the buyer) to repay in full the outstanding balance of our Term Loan A facility (the “TLA Facility”) of $312 million and our Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”) of $768 million of our Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) and added $345 million of cash to the balance sheet. In addition to reducing our indebtedness, the U.K. Sale allows us to focus on our U.S. operations. As a result of the U.K. Sale, we reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements.

COVID-19 Impact

During March 2020, the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”) began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of our patients and employees. All of our facilities are closely following infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”) and local health officials.

We have taken numerous steps to help minimize the impact of the virus on our patients and employees. For example, we:

•	established an internal COVID-19 taskforce;
•

instituted social distancing practices and protective measures throughout our facilities, which includes restricting or suspending visitor access, limiting group therapy and screening patients and staff who enter our facilities based on criteria established by the CDC and local health officials;

•	have taken steps to secure our supply chain;
•	expanded telehealth capabilities;
•	implemented emergency planning in directly impacted markets;
•	limited all non-essential business travel; and
•	implemented work-from-home policies for certain employees, to the extent practicable, and suspended in-person trainings and conferences.

COVID-19 is adversely impacting our business and likely will have an impact on our financial results that we are not currently able to quantify. For example, due in part to local, state and federal guidelines as well as recommendations from medical officials regarding stay-at-home orders, social distancing practices and self-quarantine in response to the COVID-19 pandemic, we have seen a decline in referrals, particularly from emergency rooms and medical professionals. In addition, restrictive measures adopted or encouraged by federal, state and local governments, such as travel bans and stay-at-home orders, have reduced patient volume at our facilities more generally. As a result, many of our facilities experienced significantly lower patient days primarily during late March and April 2020. The impact on our facilities varies based on the market in which the facility operates and the type of facility. During the second quarter of 2020 we saw improvements in patient days which continued into the second half of the year. The improved volume trends were driven by a shift in marketing strategy and efforts and the easing of stay-at-home orders and other restrictions. It is difficult to predict the impact of COVID-19 on our patient volume in future periods given the evolving nature of the pandemic.

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

At December 31, 2020, we had approximately $378.7 million of cash and cash equivalents and $441.6 million of available borrowing capacity under our revolving line of credit. In response to the estimated financial impact of the COVID-19 pandemic, we continue to pursue various actions intended to enhance our financial flexibility including, among other things, the benefits described below under the heading “CARES Act and Other Regulatory Developments”. In addition, we are evaluating and undertaking certain additional steps to mitigate the financial impact, including:

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

Although we are reviewing potential liquidity and intend to seek any available benefits under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), including those described herein, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you we will be able to access such benefits. In addition, procuring these benefits and otherwise responding to the global pandemic is likely to require us to dedicate additional management resources.

Financing Transactions

We entered into a Senior Secured Credit Facility (the “Senior Secured Credit Facility”), on April 1, 2011. On December 31, 2012, we entered into the Amended and Restated Credit Agreement, which amended and restated the Senior Secured Credit Facility. We have amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the Securities and Exchange Commission (the “SEC”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Senior Credit Facility” for additional information.

On January 29, 2021, we issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.265% Senior Notes due 2013 (“5.265% Senior Notes”) and $390 million of 6.500% Senior Notes due 2024 (“6.500% Senior Notes”) to the holders of such notes. The redemption of this $1,040 million of additional debt, along with the payment of breakage costs of $6 million and estimated transaction costs of $9 million, is expected to be completed in early March 2021 and to be funded from cash from the balance sheet of $430 million and proceeds from a new senior secured credit facility of $625 million. We expect to enter into a new term loan and revolver as part of a five-year senior secured credit facility.

On January 5, 2021, we made a voluntary payment of $105.0 million on our Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay $311.7 million of our TLA Facility and $767.9 million of our Tranche B-4 Facility of the Amended and Restated Credit Agreement.

On November 13, 2020, we entered into the Fourth Repricing Facilities Amendment (the “Fourth Repricing Facilities Amendment”) to the Amended and Restated Credit Agreement. The Fourth Repricing Facilities Amendment extended the maturity date of each of the existing revolving line of credit and the existing TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million to an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million to an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remains unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remains unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, we recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

On October 14, 2020, we issued $475.0 million of 5.00% Senior Note due 2029 (the”5.000% Senior Notes”). The 5.000% Senior Notes mature April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our existing Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing cost in the consolidated statements of operations.

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes due 2028 (the”5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021. As further described below, we used the net proceeds of the 5.500% Senior Notes, together with cash on hand, to redeem in full the outstanding 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”) and the 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”) and to pay related fees and expenses in connection therewith.

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on July 10, 2020 (the “Redemption Date”), in each case at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including the Redemption Date (the “Redemption Price”). On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statements of operations.

On April 21, 2020, we entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the Amended and Restated Credit Agreement. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the existing covenant to increase the leverage ratio for the rest of 2020.

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

On March 22, 2018, we entered into a Second Repricing Facilities Amendment (the “Second Repricing Facilities Amendment”) to the Amended and Restated Credit Agreement. The Second Repricing Facilities Amendment (i) replaced the Term Loan B facility Tranche B-1 (the “Tranche B-1 Facility”) and the Term Loan B facility Tranche B-2 (the “Tranche B-2 Facility”) with the Tranche B-3 Facility and a new Tranche B-4 Facility, respectively, and (ii) reduced the Applicable Rate from 2.75% to 2.50% in the case of Eurodollar Rate loans and reduced the Applicable Rate from 1.75% to 1.50% in the case of Base Rate Loans. In connection with the Repricing Facilities Amendments, we recorded a debt extinguishment charge of $0.9 million, including the discount and write-off of deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2018.

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

Favorable industry and legislative trends. According to a 2019 survey by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 20.6% of adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 5.2% suffered from a serious mental illness. Further, approximately 7.8% of people aged 12 or older in 2018 needed substance use treatment in the past year. According to a study by The Journal of American Medical Association Pediatrics, an estimated 7.7 million U.S. children has a treatable mental health disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

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

Diversified revenue and payor bases. At December 31, 2020, we operated 572 facilities in 40 states, the U.K. and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2020, exclusive of our U.K. operations, we received 49% of our revenue from Medicaid, 29% from commercial payors, 16% from Medicare and 6% from other payors. As we receive Medicaid payments from 46 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. Excluding the U.K. operations, no facility accounted for more than 4% of revenue for the year ended December 31, 2020, and no state or U.S. territory accounted for more than 12% of revenue for the year ended December 31, 2020. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2020, our maintenance capital expenditures amounted to approximately 2% of our revenue.

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

Opportunistically pursue acquisitions and partnerships. We have positioned the Company as a leading provider of mental health services in the U.S. The behavioral healthcare industry in the U.S. is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities and entering into partnerships with healthcare providers to acquire and develop additional facilities. We have a number of potential joint ventures and acquisitions in various stages of development and consideration in the U.S.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2020, we added 460 beds in the U.S., consisting of 240 added to existing facilities and 220 added through the opening of two joint venture facilities, and we opened six CTCs. For the year ending December 31, 2021, we expect to add approximately 300 beds to existing facilities and 170 beds through the opening of one wholly-owned facility and one joint venture facility and expect to open 11 CTCs. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration, especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our facilities in the U.S. (the “U.S. Facilities”) and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based facilities. The table below presents the percentage of our total U.S. revenue attributed to each category for the year ended December 31, 2020:

Facility/Service	Revenue for the Year Ended December 31, 2020
Acute inpatient psychiatric facilities	47%
Specialty treatment facilities	38%
Residential treatment centers	14%
Outpatient community-based facilities	1%

We receive payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. For the year ended December 31, 2020, in our U.S. Facilities, we received 49.7% of our revenue from Medicaid, 28.5% from commercial payors, 15.8% from Medicare and 6.0% from other payors.

At December 31, 2020, our U.S. Facilities included 227 behavioral healthcare facilities with approximately 9,900 beds in 40 states and Puerto Rico. Of our U.S. Facilities, excluding CTCs, approximately 45% are acute inpatient psychiatric facilities, approximately 39% are specialty treatment facilities, approximately 13% are residential treatment centers and approximately 3% are outpatient community-based facilities at December 31, 2020. Of the 227 behavioral healthcare facilities, 131 are CTCs, which is a subset of specialty treatment facilities. Of our CTCs, 17 are owned properties and 114 are leased properties. Of the 96 facilities that are not CTCs, 74 are owned properties and 20 are leased properties. For the years ended December 31, 2020 and 2019, our U.S. operations generated revenue of $2,089.9 million and $2,008.4 million, respectively.

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

U.K. Operations

Overview

Prior to the U.K. Sale, we were the leading independent provider of mental health services in the U.K. operating 345 inpatient behavioral health facilities with approximately 8,200 beds at December 31, 2020. The facilities are located in England, Wales, Scotland and Northern Ireland. For the years ended December 31, 2020 and 2019, our U.K. operations generated revenue of $1,119.8 million and $1,099.1 million, respectively, primarily through the operation and management of inpatient behavioral health facilities.

Description of U.K. Facilities

Prior to the U.K. Sale, we provided inpatient services through a variety of facilities, including mental health hospitals, clinics, care homes, schools, colleges and children’s homes in the U.K. In addition to these services, we also operated a U.K. division that leverages on our clinical knowledge to provide Employee Assistance Programs (“EAP”) to organizations.

Our former facilities in the U.K. (the “U.K. Facilities”) and services can generally be classified into the following categories: healthcare facilities, education and children’s services and adult care facilities. The table below presents the percentage of our total U.K. revenue attributed to each category for the year ended December 31, 2020:

Facility/Service	U.K. Revenue for the Year Ended December 31, 2020
Healthcare facilities	55%
Education and Children’s Services	16%
Adult Care facilities	29%

Prior to the U.K. Sale, we received payments from approximately 500 public funded sources in the U.K. (including the National Health Services (“NHS”), Clinical Commissioning Groups (“CCGs”) and local authorities in England, Scotland and Wales) and individual patients and clients. For the year ended December 31, 2020 in our U.K. Facilities, we received 91% of our revenue from public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales) and 9% from other payors.

At December 31, 2020, our U.K. Facilities included 345 behavioral healthcare facilities with approximately 8,200 beds, including approximately 1,100 non-residential education places, in the U.K. Of our U.K. Facilities, approximately 22% were healthcare facilities, approximately 18% were education and children’s services facilities and approximately 60% were adult care facilities at December 31, 2020. At December 31, 2020, we owned 279 of the properties at our U.K. Facilities and leased 66 properties.

Additional information about our U.K. operations and the U.K.’s behavioral healthcare industry can be found in our prior filings with the SEC.

Sources of Revenue

As of December 31, 2020, we received payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; (iv) public funded sources in the U.K. (including the NHS, CCGs and local authorities in England, Scotland and Wales); and (v) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue and Accounts Receivable” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

The Office of Inspector General of the Department of Health and Human Services (the “OIG”) has issued safe harbor regulations that protect certain types of common arrangements from prosecution or sanction under the Anti-Kickback Statute. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities. In December of 2020, the OIG finalized revisions to the Anti-Kickback Statute safe harbors and created new safe harbors for value-based care that became effective January 19, 2021. The new regulations are intended to improve patient care and foster innovative care models by easing regulatory burdens to coordinated and value-based care.

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

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment; required refunds to the Medicare program; imposition of civil monetary penalties of up to $25,820 for each prohibited claim, up to $172,137 for circumvention schemes and up to $20,489 for each day the entity fails to report required information; exclusion from government healthcare programs; and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. The Centers for Medicaid and Medicare finalized revisions to the exceptions and created new exceptions for value-based care that became effective on January 19, 2021. As with the changes made to the Anti-Kickback Statute, the new Stark exceptions are intended to improve patient care and foster innovative care models by easing regulatory burdens to coordinated and value-based care.

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

Eliminating Kickbacks in Recovery Act

The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) contains a number of provisions aimed at identifying at-risk individuals, increasing access to opioid abuse treatment, reducing overprescribing and promoting data sharing with the primary goal of reducing the use and abuse of opioids. Additionally, the SUPPORT Act attempts to address the problem of “patient brokering” in the context of addiction treatment facilities and sober living homes.

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

Violations of the False Claims Act are punishable by significant penalties totaling $11,665 to $22,331 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

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

On October 12, 2017, President Trump signed an executive order intending to expand the availability of so-called association health plans and short-term plans outside PPACA’s requirements. President Trump also announced that the administration would cease making cost-sharing reduction payments to health insurance companies that help cover out-of-pocket costs for low-income individuals. On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act effectively eliminated PPACA’s individual health insurance mandate as of 2018 by reducing to zero the tax penalty associated with failure to maintain health insurance coverage.

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

In 2018, a federal district court judge in Texas ruled that PPACA in its entirety is invalid. That decision has been stayed pending appeal, and will likely remain unresolved until finally decided by the United States Supreme Court. The United States Supreme Court heard oral argument of the case in November 2020 and a decision has yet to be issued.

There have been and likely will continue to be a number of legal challenges to various provisions of the law and President Trump’s executive actions. On January 20, 2021, Joseph Biden became President of the United States and Democrats gained control of the United States Senate. President Biden issued an executive order in January 2021 seeking to strengthen PPACA and repealing two of former President Donald Trump’s executive orders related to PPACA. It is likely that the Biden administration will continue to support PPACA and halt any repeal efforts.

Limitations on the availability of adequate insurance coverage for patients seeking services at our facilities; any reductions in government healthcare spending; and the possible Supreme Court invalidation of some or all of PPACA could have a material adverse effect on our business, financial condition or results of operations.

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

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2021; and
•	waivers or temporary suspension of certain regulatory requirements.

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

During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statements of operations related to $34.9 million of PHSSE funds received from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

Using existing authority and certain expanded authority under the CARES Act, U.S. Department of Health and Human Services (“HHS”) has expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, our facilities were eligible to request up to 100% of their Medicare payment amount for a three-month period. Under the original terms of the program, the repayment of these accelerated/advanced payments would have begun 120 days after the date of the issuance of the payment and the amounts advanced to our facilities would have been recouped from new Medicare claims as a 100% offset. Our facilities would have had 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe.

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

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 we received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation, and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). We also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act.

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

Corporate Integrity Agreement

During the second quarter of 2019, we entered into a corporate integrity agreement (the “CIA”) with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health. For further discussion of the background of this matter and the CIA, see “Risk Factors— We could be subject to increased monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the Corporate Integrity Agreement.”

U.K. Overview

The regulatory environment applicable to healthcare facilities in the U.K. is complex and multifaceted. The regulatory regime is made up of multiple statutes, regulations and minimum standards that are subject to continuous change. The laws and regulations applicable to the U.K. Facilities include, without limitation, the Mental Capacity Act of 2005, Safeguarding Vulnerable Groups Act of 2006, Mental Health Act of 2007, Health and Social Care Act of 2008 and Corporate Manslaughter and Corporate Homicide Act of 2007. These laws and regulations are predominantly protective in nature and share the same general underlying purpose to protect vulnerable persons from exploitation or harm. The regulatory requirements relevant to our facilities in the U.K. cover our operations from the initial establishments of new facilities, which are subject to registration and licensing requirements, to the recruitment and appointment of staff, occupational health and safety, duty of care to service users, clinical and educational standards, conduct of our professional and support staff and other areas.

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. As is typical in the healthcare industry, we are subject to claims that our services have resulted in injury to our patients or clients or other adverse effects. In addition, resident, visitor and employee injuries also subject us to the risk of litigation. While management believes that quality care is provided to patients and clients in our facilities and that we substantially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our business, financial condition or results of operations.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, including Universal Health Services, Inc. (NYSE: UHS) and other hospitals and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral health facilities. However, reduced capacity, the passage of mental health parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies, other pure-play behavioral healthcare companies and private equity firms.

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

Human Capital

At December 31, 2020, we had approximately 42,200 employees (approximately 21,000 in the U.S. and approximately 21,200 in the U.K.), of which 28,600 were employed full-time. At December 31, 2020, labor unions represented approximately 392 of our U.S. employees at four of our U.S. Facilities through seven collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Item 1A. Risk Factors

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to the COVID-19 global pandemic, financial risks, operational risks, human capital risks, legal proceedings and regulatory risks and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” below and include, but are not limited to, the following:

COVID-19 Risks

•

The COVID-19 global pandemic is affecting our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time or if patient volumes decline at our facilities.

•

There is a high degree of uncertainty regarding the implementation and impact of CARES Act and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive or that we will be able to comply with the applicable terms and conditions to retain such assistance.

•	An increase in uninsured or underinsured patients or the deterioration in the collectability of patient accounts receivables could harm our results of operation.

Financial Risks

•	Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.
•	Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.
•	Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.
•	We are subject to a number of restrictive covenants, which may restrict our business and financing activities.

•	Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.
•	If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.
•	The industry trend on value-based purchasing may negatively impact our revenue.

Operational Risks

•

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, negative publicity and adversely affect the trading price of our common stock.

•	Our business growth and acquisition strategies expose us to a variety of operational and financial risks.
•	Joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
•	We care for a large number of vulnerable individuals with complex needs and any care quality deficiencies could adversely impact our brand, reputation and ability to market our services effectively.
•	Our business could be disrupted if our information systems fail or if our databases are destroyed or damaged.
•

Although we have facilities in 40 states and Puerto Rico, we have substantial operations in Pennsylvania, California, Arizona and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

•	If we fail to cultivate new or maintain established relationships with referral sources, our business, financial condition or results of operations could be adversely affected.
•	We operate in a highly competitive industry, and competition may lead to declines in patient volumes.
•	A cyber security incident could cause a violation of HIPAA and other privacy laws and regulations or result in a loss of confidential data.

Human Capital Risks

•	Our facilities face competition for staffing that may increase our labor costs and reduce our profitability.
•	Our performance depends on our ability to recruit and retain quality psychiatrists and other physicians.

Legal Proceedings and Regulatory Risks

•	We are and in the future could become the subject of additional governmental investigations, regulatory actions and whistleblower lawsuits.
•	We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the CIA.
•

We are and in the future may become involved in legal proceedings based on negligence or breach of a contractual or statutory duty from service users or their family members or from employees or former employees.

•	If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.
•	We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

General Risk Factors

•	Fluctuations in our operating results, quarter to quarter earnings and other factors, including factors outside our control, may result in significant decreases in the price of our common stock.
•	Future sales of common stock by our existing stockholders may cause our stock price to fall.
•

If securities or industry analysts do not publish research or reports about our business, if they were to change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.

•	We incur substantial costs as a result of being a public company.

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

COVID-19 Risks

The COVID-19 global pandemic is affecting our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time or if patient volumes decline at our facilities.

The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. economy and financial markets. During the second, third and fourth quarters of 2020, COVID-19 resulted in fewer referrals to our facilities and lower voluntary admissions as individuals were less inclined to leave their homes and seek treatment. When employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus will spread to others at the facility and impact the operations of such facility. COVID-19 is continuing to evolve and its full impact remains unknown and difficult to predict; however, it has adversely affected our business operations in the second, third and fourth quarters of 2020 and could negatively impact our financial performance for 2021 or longer.

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

The steps we have taken to mitigate the financial impact of COVID-19, see “Item 1. Business. COVID -19 Impact,” may not be successful, and we could experience material decreases in Adjusted EBITDA in 2021 or longer. In addition, we may need to take further steps to mitigate the financial impact of COVID-19, which actions could adversely affect our financial condition and results of operations.

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

In addition, our results and financial condition may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business. We may also be subject to negative press and/or lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial costs to resolve. Our professional and general liability insurance may not cover all claims against us.

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

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic have had and are likely to continue to have a material adverse effect on our business and could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to service our indebtedness. Additionally, the COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the materiality of certain other risk factors described herein.

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

During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statements of operations related to $34.9 million of PHSSE funds received from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

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

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2021.

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

An increase in uninsured or underinsured patients or the deterioration in the collectability of patient accounts receivables could harm our results of operation.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2020, our estimated implicit price concessions represented approximately 18% of our accounts receivable balance as of such date.

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

Financial Risks

Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2020, exclusive of our U.K. operations, we derived approximately 65% of our revenue from the Medicare and Medicaid programs.

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

At December 31, 2020, we had approximately $3.1 billion of total debt (net of debt issuance costs, discounts and premiums of $30.8 million), which included approximately $1,175.4 million of debt under our Amended and Restated Senior Credit Facility (including approximately $309.8 million of Senior Secured Term A Loan and approximately $865.6 million of Senior Secured Term B Loans), $650.0 million of debt under our 5.625% Senior Notes, $390.0 million of debt under our 6.500% Senior Notes, $450.0 million of debt under our 5.500% Senior Notes, $475.0 million of debt under our 5.000% Senior Notes, and other long-term debt of $3.6 million. On January 5, 2021 we made a voluntary payment of $105.0 million on our Tranche B-4 Facility. On January 19, 2021, we repaid $311.7 million of our TLA Facility and $767.9 million of our Tranche B-4 Facility. See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

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

We are required under U.S. generally accepted accounting principles (“GAAP”) to review annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable, our goodwill and indefinite-lived intangible assets for impairment. For the years ended December 31, 2020 and 2019, we recorded impairment charges of $4.8 million and $27.2 million, respectively, relating to adjustments in the carrying value of certain closed facilities. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill, intangible assets and property and equipment is determined which could adversely affect our results of operations. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

Our operating costs are subject to increases in the wages and salaries of our staff.

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

Our business can be affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments. In particular, we have historically financed the development of new facilities and the modification of our existing facilities through a variety of sources, including our own cash reserves and debt financing. While we intend to seek to finance new and existing developments from similar sources in the future, there may be insufficient cash reserves to fund the budgeted capital expenditure and market conditions and other factors may prevent us from obtaining debt financing on appropriate terms or at all. In addition, market conditions may limit the number of financial institutions that are willing to provide financing to landlords with whom we wish to contract to build homes for learning disability services, new schools or new mental health facilities which can then be made available to us under a long-term operating lease. If conditions in the global economy remain uncertain or weaken further, this could materially adversely impact our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

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

Insurance companies and managed care organizations are entering into sole-source contracts with healthcare providers, which could limit our ability to obtain patients since we do not offer the range of services required for these contracts. Moreover, private insurers, managed care organizations and, to a lesser extent, Medicaid and Medicare, are beginning to carve-out specific services, including mental health and substance abuse services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could materially adversely affect our business to the extent we are not selected to participate in such networks or if the reimbursement rate in such networks is not adequate to cover the cost of providing the service.

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

Operational Risks

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

Our business growth and acquisition strategies expose us to a variety of operational and financial risks.

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

Competing for acquisitions

We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors may have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Our principal competitors for acquisitions have included UHS and private equity firms. Also, suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases. In addition, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our stockholders, result in increased fixed obligations or impede our ability to manage our operations. There can be no assurances that we will be able to acquire facilities at historical or expected rates or on favorable terms.

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

Our information technology (“IT”) platform supports, among other things, management control of patient administration, billing and financial information and reporting processes. For example, patients in some of our facilities have an electronic patient record that allows our caregivers and nurses to see all information about a patient’s care and treatment. Although we have taken measures to mitigate potential IT security risks and have IT continuity plans across our business intended to minimize the impact of IT failures, there can be no assurance that such measures and plans will be effective. Any failure in or breach of our IT systems could adversely impact our business, results of operations and financial condition.

A cyber security incident could cause a violation of HIPAA and other privacy laws and regulations or result in a loss of confidential data.

A cyber-attack that bypasses our IT security systems causing an IT security breach, loss of PHI or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition or results of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of PHI, other confidential data or proprietary business information.

Although we have facilities in 40 states and Puerto Rico, we have substantial operations in Pennsylvania, California, Arizona and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

Revenue from Pennsylvania, California, Arizona and Tennessee represented approximately 12%, 8%, 6% and 6% of our total revenue for the year ended December 31, 2020, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those locations. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

Human Capital Risks

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2020, labor unions represented approximately 392 of our employees at four of our U.S. Facilities through seven collective bargaining agreements. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. The loss of the services of one or more of our senior executives or our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could have a material adverse effect on our business, results of operations and financial condition.

Legal Proceedings and Regulatory Risks

We are and in the future could become the subject of additional governmental investigations, regulatory actions and whistleblower lawsuits.

Healthcare companies in the U.S. may be subject to investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies. See Note 17— Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K for additional information about pending investigations. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. If we incur significant costs responding to or resolving these or future inquiries or investigations, our business, financial condition and results of operations could be materially adversely affected.

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

We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the CIA.

During the second quarter of 2019, we reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our comprehensive treatment centers in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. We paid the government $17.0 million during the three months ended June 30, 2019 and entered into the CIA with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health.

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

From time to time, we are subject to complaints and claims from service users and their family members alleging professional negligence, medical malpractice or mistreatment. We are also subject to claims for unlawful detention from time to time when patients allege they should not have been detained under applicable laws and regulations or where the appropriate procedures were not correctly followed.

Similarly, there may be substantial claims from employees in respect of personal injuries sustained in the performance of their duties. Current or former employees may also make claims against us in relation to breaches of employment laws. There may also be safeguarding incidents at our facilities which, depending on the circumstances, may result in custodial sentences or other criminal sanctions for the member of staff involved.

The incurrence of substantial legal fees, damage awards or other fines as well as the potential impact on our brand or reputation as a result of being involved in any legal proceedings could have a material adverse impact on our business, results of operations and financial condition.

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

Among the laws applicable to our operations are the federal Anti-Kickback Statute, the Stark Law, the federal False Claims Act, EKRA, and similar state laws. These laws impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The OIG has issued certain safe harbor regulations that outline practices that are deemed acceptable under the Anti-Kickback Statute, and similar regulatory exceptions have been promulgated by CMS under the Stark Law. While we endeavor to ensure that our arrangements with referral sources comply with an applicable safe harbor to the Anti-Kickback Statute where possible, certain of our current arrangements with physicians and other potential referral sources may not qualify for such protection. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Even if our arrangements are found to be in compliance with the Anti-Kickback Statute, they may still face scrutiny under the newly enacted EKRA law. Moreover, while we believe that our arrangements with physicians comply with applicable Stark Law exceptions, the Stark Law is a strict liability statute for which no intent to violate the law is required.

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

There are currently numerous legislative and regulatory initiatives in the U.S. addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our U.S. Facilities to comply with standards to protect the privacy, security and integrity of PHI. These requirements include the adoption of certain administrative, physical, and technical safeguards; development of adequate policies and procedures, training programs and other initiatives to ensure the privacy of PHI is maintained; entry into appropriate agreements with so-called business associates; and affording patients certain rights with respect to their PHI, including notification of any breaches. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

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

A majority of the states in which we operate facilities have enacted certificate of need (“CON”) laws that regulate the construction or expansion of healthcare facilities, certain capital expenditures or changes in services or bed capacity. In giving approval for these actions, these states consider the need for additional or expanded healthcare facilities or services. Our failure to obtain necessary state approval could (i) result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement, (ii) make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs or (iii) result in the revocation of a facility’s license or imposition of civil or criminal penalties, any of which could harm our business.

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

We are subject to taxation in the U.S., Puerto Rico and various state jurisdictions. Any adverse development in the tax laws of such jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of changes in tax laws.

We are subject to taxation in, and to the tax laws and regulations of, the U.S., Puerto Rico and various state jurisdictions as a result of our operations and our corporate and financing structure. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on our business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate.

In addition, the Tax Act provided for significant changes in the U.S. tax code, including reducing the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income. The issuance of additional regulatory or accounting guidance related to the Tax Act, or other executive or Congressional actions in the U.S. could materially affect our tax obligations and effective tax rate in the period such guidance is issued or such actions take effect.

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2020:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	4	481
Arkansas	6	777
California	25	484
Delaware	2	120
Florida	6	481
Georgia	5	380
Illinois	1	192
Indiana	8	227
Iowa	2	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	445
Maine	4	—
Maryland	3	—
Massachusetts	14	215
Michigan	7	456
Mississippi	3	454
Missouri	2	246
Nevada	5	134
New Hampshire	2	—
New Jersey	1	—
New Mexico	1	46
North Carolina	10	431
Ohio	5	210
Oklahoma	4	108
Oregon	6	—
Pennsylvania	30	1,599
Rhode Island	2	—
South Carolina	1	63
South Dakota	1	126
Tennessee	9	876
Texas	5	555
Utah	6	147
Vermont	7	286
Virginia	1	—
Washington	8	137
West Virginia	7	—
Wisconsin	14	35
International
Puerto Rico	1	172
United Kingdom	345	8,247
	572	18,130

Additionally, we provided outpatient services in Montana at December 31, 2020. See “Business— U.S. Operations” and “Business— U.K. Operations— Description of U.K. Facilities” for a summary description of the facilities that we own and lease. In addition, we currently lease approximately 61,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 17—Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.”

Stockholders

As of February 26, 2021, there were approximately 536 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	291	$32.41	—	—
November 1 – November 30	3,525	$38.42	—	—
December 1 – December 31	1,755	$30.22	—	—
Total	5,571

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

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics or outbreaks of infectious diseases;
•

the impact of an increase in uninsured and underinsured patients or the deterioration in the collectability of the accounts of such patients on our results of operations, particularly as the unemployment rate and number of underinsured patients have increased as a result of the COVID-19 pandemic;

•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies, especially in light of the COVID-19 pandemic;
•	the impact of payments received from the government and third-party payors on our revenue and results of operations;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to recruit and retain quality psychiatrists and other physicians, nurses, counselors and other medical support personnel;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs;
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

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	any failure to comply with the terms of the CIA;

•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
•

changes in interpretations, assumptions and expectations regarding recent tax legislation, including provisions of the CARES Act and additional guidance that may be issued by federal and state taxing authorities;

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2020, we operated 572 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the U.K. and Puerto Rico. During the year ended December 31, 2020, we added 460 beds in the U.S., consisting of 240 added to existing facilities and 220 added through the opening of two joint venture facilities, and we opened six CTCs. On January 19, 2021, we completed the sale of the U.K. business, which included 345 facilities and approximately 8,200 beds. For the year ending December 31, 2021, we expect to add approximately 300 beds to existing facilities, 170 beds through the opening of one wholly-owned facility and one joint venture facility and expect to open 11 CTCs.

We are the leading publicly traded pure-play provider of behavioral healthcare services in the U.S. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. through acquisitions, de novo facilities, joint ventures and bed additions in existing facilities.

On January 19, 2021, we completed the U.K. Sale pursuant to a Share Purchase Agreement in which we sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constitutes the entirety of our U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current GBP to USD exchange rate, cash retained by the buyer of approximately $75 million and transaction costs of $16 million. We used the net proceeds of approximately $1,425 million (or $1,350 million, net of cash retained by the buyer) to repay in full the outstanding balances of our TLA Facility of $312 million and our Tranche B-4 Facility $768 million of the Amended and Restated Credit Agreement and added $345 million of cash on the balance sheet. In addition to reducing our indebtedness, the U.K. Sale allows us to focus on our U.S. operations. As a result of the U.K. Sale, we reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements.

Acquisitions

On April 1, 2019, we completed the acquisition of Bradford Recovery Center, a specialty treatment facility with 46 beds located in Millerton, Pennsylvania, for cash consideration of approximately $4.5 million.

On February 15, 2019, we completed the acquisition of Whittier Pavilion, an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, we completed the acquisition of Mission Treatment for cash consideration of approximately $22.5 million. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Revenue	2,089,929	100.0%	2,008,381	100.0%	1,904,695	100.0%
Salaries, wages and benefits	1,154,522	55.2%	1,107,357	55.1%	1,049,317	55.1%
Professional fees	120,489	5.8%	118,451	5.9%	110,049	5.8%
Supplies	87,241	4.2%	85,534	4.3%	81,462	4.3%
Rents and leases	37,362	1.8%	35,486	1.8%	34,315	1.8%
Other operating expenses	262,272	12.5%	259,536	12.9%	243,671	12.8%
Other income	(32,819)	(1.6)%	—	0.0%	—	0.0%
Depreciation and amortization	95,256	4.6%	87,923	4.4%	80,342	4.2%
Interest expense, net	158,105	7.6%	187,325	9.3%	184,534	9.7%
Debt extinguishment costs	7,233	0.3%	—	0.0%	1,815	0.1%
Legal settlements expense	—	0.0%	—	0.0%	22,076	1.2%
Loss on impairment	4,751	0.2%	27,217	1.4%	—	0.0%
Transaction-related expenses	11,720	0.6%	21,157	1.1%	29,719	1.6%
	1,906,132	91.2%	1,929,986	96.2%	1,837,300	96.6%
Income from continuing operations before income taxes	183,797	8.8%	78,395	3.8%	67,395	3.4%
Provision for income taxes	40,606	1.9%	25,085	1.2%	9,907	0.5%
Income (loss) from continuing operations	143,191	6.8%	53,310	2.6%	57,488	2.9%
(Loss) income from discontinued operations, net of taxes	(812,390)	(38.9)%	56,812	2.8%	(232,974)	(12.2)%
Net (loss) income	(669,199)	(32.0)%	110,122	5.5%	(175,486)	(9.2)%
Net income attributable to noncontrolling interest	(2,933)	(0.1)%	(1,199)	(0.1)%	(264)	0.0%
Net (loss) income attributable to Acadia Healthcare Company, Inc.	(672,132)	(32.2)%	108,923	5.4%	(175,750)	(9.2)%

At December 31, 2020, we operated 227 behavioral healthcare facilities with approximately 9,900 beds in 40 states and Puerto Rico and 345 behavioral healthcare facilities with approximately 8,200 beds in the U.K. We reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the years ended December 31, 2020 and 2019 compared to the previous years:

	Year Ended December 31,
	2020	2019
U.S. Same Facility Results (a)
Revenue growth	3.9%	5.8%
Patient days growth	2.5%	3.2%
Admissions growth	(0.6)%	4.0%
Average length of stay change (b)	3.2%	-0.8%
Revenue per patient day growth	1.4%	2.5%
Adjusted EBITDA margin change (c)	250 bps	-30 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, legal settlements expense, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure the performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue. Revenue increased $81.5 million, or 4.1%, to $2,089.9 million for the year ended December 31, 2020 from $2,008.4 million for the year ended December 31, 2019. Same facility revenue increased by $78.5 million, or 3.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, resulting from same facility growth in patient days of 2.5% and an increase in same facility revenue per day of 1.4%. Consistent with the same facility patient day growth in 2019, the growth in same facility patient days for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,154.5 million for the year ended December 31, 2020 compared to $1,107.4 million for the year ended December 31, 2019, an increase of $47.2 million. SWB expense included $22.5 million and $17.3 million of equity-based compensation expense for the years ended December 31, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $1,132.0 million, or 54.2% of revenue, for the year ended December 31, 2020, compared to $1,090.1 million, or 54.3% of revenue, for the year ended December 31, 2019. Same facility SWB expense was $1,047.7 million for the year ended December 31, 2020, or 50.5% of revenue, compared to $1,018.3 million for the year ended December 31, 2019, or 51.0% of revenue.

Professional fees. Professional fees were $120.5 million for the year ended December 31, 2020, or 5.8% of revenue, compared to $118.5 million for the year ended December 31, 2019, or 5.9% of revenue. Same facility professional fees were $171.9 million for the year ended December 31, 2020, or 8.3% of revenue, compared to $171.2 million, for the year ended December 31, 2019, or 8.6% of revenue.

Supplies. Supplies expense was $87.2 million for the year ended December 31, 2020, or 4.2% of revenue, compared to $85.5 million for the year ended December 31, 2019, or 4.3% of revenue. Same facility supplies expense was $86.2 million for the year ended December 31, 2020, or 4.2% of revenue, compared to $84.6 million for the year ended December 31, 2019, or 4.2% of revenue.

Rents and leases. Rents and leases were $37.4 million for the year ended December 31, 2020, or 1.8% of revenue, compared to $35.5 million for the year ended December 31, 2019, or 1.8% of revenue. Same facility rents and leases were $33.8 million for the year ended December 31, 2020, or 1.6% of revenue, compared to $32.3 million for the year ended December 31, 2019, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $262.3 million for the year ended December 31, 2020, or 12.5% of revenue, compared to $259.5 million for the year ended December 31, 2019, or 12.9% of revenue. Same facility other operating expenses were $189.7 million for the year ended December 31, 2020, or 9.1% of revenue, compared to $184.1 million for the year ended December 31, 2019, or 9.2% of revenue.

Other income. For the year ended December 31, 2020, we recorded $32.8 million of other income related to $34.9 million of PHSSE funds received from April through December 2020. Our recognition of this income in the fourth quarter of 2020 was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $95.3 million for the year ended December 31, 2020, or 4.6% of revenue, compared to $87.9 million for the year ended December 31, 2019, or 4.4% of revenue.

Interest expense. Interest expense was $158.1 million for the year ended December 31, 2020 compared to $187.3 million for the year ended December 31, 2019. The decrease in interest expense was primarily a result of lower interest rates applicable to our variable-rate debt.

Debt extinguishment costs. Debt extinguishment costs were $7.2 million for the year ended December 31, 2020 represented $1.4 million of cash charges and $5.8 million of non-cash charges recorded in connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the issuance of 5.000% Senior Notes and the Fourth Repricing Facilities Amendment.

Loss on impairment. Loss on impairment of $4.8 million for the year ended December 31, 2020 represents a non-cash long-lived asset impairment charge of $4.2 million and $0.6 million related to indefinite-lived asset impairment related to closed facilities in the U.S. Loss on impairment of $27.2 million for the year ended December 31, 2019 represents a non-cash long-lived asset impairment charge of $27.2 million related to two closed U.S. Facilities.

Transaction-related expenses. Transaction-related expenses were $11.7 million for the year ended December 31, 2020 compared to $21.2 million for the year ended December 31, 2019. Transaction-related expenses represent costs incurred in the respective periods primarily related to termination, restructuring, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2020	2019
Legal, accounting and other acquisition-related costs	$8,252	$3,030
Termination, restructuring and strategic review costs	3,468	12,598
Management transition costs	—	5,529
	$11,720	$21,157

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2020 was $812.4 million compared to income from discontinued operations of $56.8 million for the year ended December 31, 2019. The year ended December 31, 2020 included a loss on sale of $867.3 million and a non-cash long-lived asset impairment charge of $20.2 million related to the decision to close certain U.K. elderly care facilities. The year ended December 31, 2019 included a non-cash long-lived asset impairment charge of $27.2 million related to the closure of certain U.K. facilities.

Provision for income taxes. For the year ended December 31, 2020, the provision for income taxes was $40.6 million, reflecting an effective tax rate of 22.1%, compared to $25.1 million, reflecting an effective tax rate of 32.0%, for the year ended December 31, 2019. The decrease in the effective tax rate for the year ended December 31, 2020 was primarily attributable to the release of a state valuation allowance related and permitting benefits generated from the application of federal net operating loss carryback provisions within the CARES Act. The federal net operating loss legislation within the CARES Act allows net operating losses generated in tax years 2018 through 2020 to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017), resulting in a permanent benefit.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue. Revenue increased $103.7 million, or 5.4%, to $2,008.4 million for the year ended December 31, 2019 from $1,904.7 million for the year ended December 31, 2018. The increase related primarily to additions to beds in our existing facilities and ongoing demand for our services. Same facility revenue increased by $106.7 million, or 5.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, resulting from same facility growth in patient days of 3.2% and an increase in same facility revenue per day of 2.5%, Consistent with the same facility patient day growth in 2018, the growth in same facility patient days for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,107.4 million for the year ended December 31, 2019 compared to $1,049.3 million for the year ended December 31, 2018, an increase of $58.2 million. SWB expense included $17.3 million and $22.0 million of equity-based compensation expense for the years ended December 31, 2019 and 2018, respectively. Excluding equity-based compensation expense, SWB expense was $1,090.1 million, or 54.2% of revenue, for the year ended December 31, 2019, compared to $1,027.3 million, or 53.8% of revenue, for the year ended December 31, 2018. Same facility SWB expense was $986.3 million for the year ended December 31, 2019, or 50.4% of revenue compared to $926.4 million for the year ended December 31, 2018, or 50.1% of revenue.

Professional fees. Professional fees were $118.5 million for the year ended December 31, 2019, or 5.9% of revenue, compared to $110.0 million for the year ended December 31, 2018, or 5.8% of revenue. Same facility professional fees were $99.1 million for the year ended December 31, 2019, or 5.1% of revenue, compared to $93.5 million, for the year ended December 31, 2018, or 5.1% of revenue.

Supplies. Supplies expense was $85.5 million for the year ended December 31, 2019, or 4.3% of revenue, compared to $81.5 million for the year ended December 31, 2018, or 4.3% of revenue. Same facility supplies expense was $82.1 million for the year ended December 31, 2019, or 4.2% of revenue, compared to $78.3 million for the year ended December 31, 2018, or 4.2% of revenue.

Rents and leases. Rents and leases were $35.5 million for the year ended December 31, 2019, or 1.8% of revenue, compared to $34.3 million for the year ended December 31, 2018, or 1.8% of revenue. Same facility rents and leases were $31.7 million for the year ended December 31, 2019, or 1.6% of revenue, compared to $30.6 million for the year ended December 31, 2018, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $259.5 million for the year ended December 31, 2019, or 12.9% of revenue, compared to $243.7 million for the year ended December 31, 2018, or 12.8% of revenue. Same facility other operating expenses were $242.2 million for the year ended December 31, 2019, or 12.4% of revenue, compared to $228.7 million for the year ended December 31, 2018, or 12.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $87.9 million for the year ended December 31, 2019, or 4.4% of revenue, compared to $80.3 million for the year ended December 31, 2018, or 4.2% of revenue.

Interest expense. Interest expense was $187.3 million for the year ended December 31, 2019 compared to $185.4 million for the year ended December 31, 2018. The increase in interest expense was primarily a result of higher interest rates applicable to our variable-rate debt slightly offset by the lower interest rates as a result of the Second Repricing Facilities Amendment to the Amended and Restated Credit Agreement.

Debt extinguishment costs. Debt extinguishment costs for the year ended December 31, 2018 represented $0.6 million of cash charges and $0.3 million of non-cash charges recorded in connection with the Repricing Facilities Amendments to the Amended and Restated Credit Agreement and $0.9 million of cash charges in connection with the redemption of the 9.0% and 9.5% Revenue Bonds.

Legal settlements expense. Legal settlement costs of $22.1 million for the year ended December 31, 2018 represent $19.0 million related to the government investigation of the Company’s billing for lab services in West Virginia and $3.1 million related to the resolution of the shareholder class action lawsuit filed in 2011 in connection with our merger with PHC, Inc. d/b/a Pioneer Behavioral Health.

Loss on impairment. Loss on impairment of $27.2 million for the year ended December 31, 2019 represents a non-cash long-lived asset impairment charge of $27.2 million related to two closed U.S. Facilities.

Transaction-related expenses. Transaction-related expenses were $21.2 million for the year ended December 31, 2019 compared to $29.7 million for the year ended December 31, 2018. Transaction-related expenses represent costs incurred in the respective periods primarily related to termination, restructuring, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2019	2018
Termination, restructuring and strategic review costs	$12,598	$12,534
Management transition costs	5,529	14,033
Legal, accounting and other acquisition-related costs	3,030	3,152
	$21,157	$29,719

Discontinued Operations. Income from discontinued operations for the year ended December 31, 2019 was $56.8 million compared to loss from discontinued operations of $233.0 million for the year ended December 31, 2018. The year ended December 31, 2019 included a non-cash long-lived asset impairment charge of $27.2 million related to the closure of certain U.K. facilities. The year ended December 31, 2018 included a non-cash goodwill impairment charge of $325.9 million and a non-cash long-lived asset impairment charge of $12.0 million related to certain U.K. facilities.

Provision for income taxes. For the year ended December 31, 2019, the provision for income taxes was $25.1 million, reflecting an effective tax rate of 32.0%, compared to $9.9 million, reflecting an effective tax rate of 14.7%, for 2018. The change in the effective tax rate for the year ended December 31, 2019 was primarily attributable to the disparity in the accounting treatment and the tax treatment of the loss on impairment recorded in 2018.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2020 was $502.8 million compared to $183.4 million for the year ended December 31, 2019. The increase in cash provided by continuing operating activities primarily attributable to an increase in earnings, benefits related to the CARES Act and a decrease in net cash paid for taxes and interest. Days sales outstanding at December 31, 2020 was 47 compared to 53 at December 31, 2019.

Cash used in continuing investing activities for the year ended December 31, 2020 was $238.2 million compared to $147.8 million for the year ended December 31, 2019. Cash used in continuing investing activities for the year ended December 31, 2020 primarily consisted of $216.6 million of cash paid for capital expenditures, $8.3 million of cash paid for real estate and other of $13.4 million offset by proceeds from the sale of property and equipment of $0.1 million. Cash paid for capital expenditures for the year ended December 31, 2020 consisted of $40.7 million of routine capital expenditures and $175.9 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2% of revenue for the year ended December 31, 2020. Cash used in continuing investing activities for the year ended December 31, 2019 primarily consisted of $225.1 million of cash paid for capital expenditures, $44.9 million of cash paid for acquisitions and $7.6 cash paid for real estate acquisitions offset by $105.0 million from settlement of foreign currency derivatives, $11.8 million from proceeds from sale of property and equipment and other of $13.0 million. Cash paid for capital expenditures for the year ended December 31, 2019 consisted of $41.5 million of routine capital expenditures and $183.6 million of expansion capital expenditures.

Cash used in continuing financing activities for the year ended December 31, 2020 was $48.2 million compared to $59.2 million for the year ended December 31, 2019. Cash used in continuing financing activities for the year ended December 31, 2020 primarily consisted of repayment of long-term debt of $909.8 million, principal payments on revolving credit facility of $100.0 million, principal payments on long-term debt of $41.3 million, payment of debt issuance costs of $18.3 million, other of $3.1 million and distributions to noncontrolling interests of $0.9 million offset by borrowing on long-term debt of $925.0 million, borrowings on revolving credit facility of $100.0 million and common stock withheld for minimum statutory taxes of $0.2 million. Cash used in continuing financing activities for the year ended December 31, 2019 primarily consisted of principal payments on long-term debt of $53.0 million, principal payments on revolving credit facility of $76.6 million, common stock withheld for minimum statutory taxes of $1.6 million, distributions to noncontrolling interest of $1.7 and other of $4.4 million offset by borrowings on revolving credit facility of $76.6 million.

We had total available cash and cash equivalents of $378.7 million, $99.5 million and $50.5 million at December 31, 2020, 2019 and 2018, respectively, of which approximately $17.0 million, $4.2 million and $4.5 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

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

On November 13, 2020, we entered into the Fourth Repricing Facilities Amendment to the Amended and Restated Credit Agreement. The Fourth Repricing Facilities Amendment extended the maturity date of each of the existing revolving line of credit and the existing TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million to an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million to an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remains unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remains unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, we recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

On January 5, 2021, we made a voluntary payment of $105.0 million on our Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay $311.7 million of our TLA Facility and $767.9 million of our Tranche B-4 Facility of the Amended and Restated Credit Agreement. Such repayments served to repay in full the outstanding balances of the TLA Facility and the Tranche B-4 Facility, at which point we had no variable-rate debt.

We had $441.6 million of availability under the revolving line of credit and had standby letters of credit outstanding of $17.4 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2020. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $9.5 million for March 31, 2021 to September 30, 2022, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2022. We are required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, we made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility. On November 15, 2019, we made an additional payment of $20.0 million, including $7.0 million on the Tranche B-3 Facility and $13.0 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by each of our wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of our and such subsidiaries’ assets. Borrowings with respect to the TLA Facility and our revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA). The Applicable Rate for the Pro Rata Facilities was 2.5% for Eurodollar Rate Loans and 1.5% for Base Rate Loans at December 31, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At December 31, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.5%. In addition, we are required to pay a commitment fee on undrawn amounts under our revolving credit facility.

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

The Tranche B-4 Facility bore interest as follows: Eurodollar Rate Loans bore interest at the Applicable Rate (as defined below) plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period) and Base Rate Loans bore interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. As used herein, the term “Applicable Rate” means, with respect to Eurodollar Rate Loans, 2.50%, and with respect to Base Rate Loans, 1.50%. At December 31, 2020, the Tranche B-4 bore interest rate at a rate of LIBOR plus 2.5%.

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

The Amended and Restated Credit Agreement requires us and our subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated total leverage ratio and consolidated senior secured leverage ratio. We may be required to pay all of our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in any of our material debt agreements. Set forth below is a brief description of such covenants, all of which are subject to customary exceptions, materiality thresholds and qualifications:

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

c)	The financial covenants include maintenance of the following:
•	the fixed charge coverage ratio may not be less than 1.25:1.00 as of the end of any fiscal quarter;
•	the total leverage ratio may not be greater than the following levels as of the end of each fiscal quarter listed below:

	March 31	June 30	September 30	December 31
2020	5.75x	6.50x	6.50x	6.25x
2021	5.25x	5.25x	5.00x	5.00x
2022	5.00x	5.00x	5.00x	5.00x

•	the consolidated senior secured leverage ratio may not be greater than 3.50x as of the end of each fiscal quarter.

At December 31, 2020, we were in compliance with all of the above covenants.

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

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on the Redemption Date, in each case at Redemption Price. On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statements of operations.

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

Redemption of 5.265% Senior Notes and 6.500% Senior Notes

On January 29, 2021, we issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.265% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes. The redemption of this $1,040 million of additional debt, along with the payment of breakage costs of $6 million and estimated transaction costs of $9 million, is expected to be completed in early March 2021 and to be funded from cash from the balance sheet of $430 million and proceeds from a new senior secured credit facility of $625 million. We expect to enter into a new term loan and revolver as part of a five-year senior secured credit facility.

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes due 2028. The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, we issued $475.0 million of 5.000% Senior Notes due 2029. The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Note to prepay approximately $453.3 million of the outstanding borrowings on our existing Tranche B-3 Facility and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing cost, which was recorded in debt extinguishment costs in the consolidated statements of operations.

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

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$191,888	$2,020,499	$469,088	$1,094,250	$3,775,725
Operating leases	25,015	38,368	26,932	52,867	143,182
Purchase and other obligations (2)	32,909	1,980	2,096	24,000	60,985
Total obligations and commitments	$249,812	$2,060,847	$498,116	$1,171,117	$3,979,892

(1)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2020.
(2)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2020, we had standby letters of credit outstanding of $17.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2020 was composed of $1,947.0 million of fixed-rate debt and $1,175.4 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.27% higher rate on our variable-rate debt) would decrease our net income and cash flows by $2.6 million on an annual basis based upon our borrowing level at December 31, 2020. On January 5, 2021 we made a voluntary payment of $105.0 million on our Tranche B-4 Facility. On January 19, 2021 we paid in full balances of the TLA Facility and Tranche B-4 Facility, at which point we had no variable-rate debt.

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

Revenue and Accounts Receivable

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 using the modified retrospective method effective January 1, 2018. As a result of certain changes required by ASU 2014-09, the majority of our provision for doubtful accounts are recorded as a direct reduction to revenue instead of being presented as a separate line item on the consolidated statements of operations. The adoption of ASU 2014-09 did not have a significant impact on our consolidated financial statements.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. Our cost report receivables were $5.8 million and $13.7 million at December 31, 2020 and 2019, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in a decrease to revenue of $1.3 million and $0.4 million, respectively, for the years ended December 31, 2020 and 2019 and an increase of $0.5 million for the year ended December 31, 2018.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Commercial	$596,698	28.5%	$565,350	28.2%	$573,089	30.1%
Medicare	330,070	15.8%	294,691	14.7%	280,340	14.7%
Medicaid	1,037,852	49.7%	1,007,102	50.1%	893,644	46.9%
Self-Pay	98,302	4.7%	118,716	5.9%	134,054	7.1%
Other	27,007	1.3%	22,522	1.1%	23,568	1.2%
Revenue	$2,089,929	100.0%	$2,008,381	100.0%	$1,904,695	100.0%

The following tables present a summary of our aging of accounts receivable at December 31, 2020 and 2019:

December 31, 2020

	Current	30-90	90-150	>150	Total
Commercial	19.8%	5.6%	2.2%	6.3%	33.9%
Medicare	12.0%	1.2%	0.6%	1.5%	15.3%
Medicaid	27.4%	4.7%	2.7%	8.6%	43.4%
Self-Pay	1.5%	1.4%	1.3%	2.5%	6.7%
Other	0.0%	0.3%	0.1%	0.3%	0.7%
Total	60.7%	13.2%	6.9%	19.2%	100.0%

December 31, 2019

	Current	30-90	90-150	>150	Total
Commercial	16.7%	6.8%	4.3%	6.9%	34.7%
Medicare	11.3%	1.6%	0.5%	1.0%	14.4%
Medicaid	25.6%	6.4%	3.7%	7.4%	43.1%
Self-Pay	1.7%	1.5%	1.5%	2.7%	7.4%
Other	0.1%	0.1%	0.1%	0.1%	0.4%
Total	55.4%	16.4%	10.1%	18.1%	100.0%

Medicaid accounts receivable at December 31, 2020 and 2019 included approximately $1.2 million and $1.4 million, respectively, of accounts pending Medicaid approval.

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary. We are self-insured for professional liability claims up to $3.0 million per claim and have obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $77.5 million at December 31, 2020, of which $9.7 million was included in other accrued liabilities and $67.8 million was included in other long-term liabilities. The professional and general liability reserve was $52.6 million at December 31, 2019, of which $4.7 million was included in other accrued liabilities and $47.9 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $27.2 million at December 31, 2020, of which $6.8 million was included in other current assets and $20.4 million was included in other assets, and such receivable was $8.5 million at December 31, 2019, of which $3.0 million was included in other current assets and $5.5 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $23.0 million at December 31, 2020, of which $12.0 million was included in accrued salaries and benefits and $11.0 million was included in other long-term liabilities, and such liability was $20.8 million at December 31, 2019, of which $10.0 million was included in accrued salaries and benefits and $10.8 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $95.3 million, $87.9 million and $80.3 million for the years ended years ended December 31, 2020, 2019 and 2018, respectively.

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

We performed an impairment review of long-lived assets in the fourth quarter of 2020, which indicated the carrying amounts of certain of our long-lived assets in the U.S. Facilities may not be recoverable. This created a non-cash impairment of $4.2 million for the year ended December 31, 2020. A 2019 impairment review resulted in a non-cash loss on impairment of $27.2 million for the year ended December 31, 2019. These items were recorded in loss on impairment on our consolidated statements of operations. No impairment was recorded for the year ended December 31, 2018.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. As of our annual impairment test on October 1, 2020, we had two operating segments for segment reporting purposes, U.S. Facilities and U.K. Facilities, each of which represents a reporting unit for purposes of our goodwill impairment test.

Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2020 considered recent financial performance, including the impacts of COVID-19 on certain portions of the U.K. business. The 2020 impairment test of the U.K. Facilities indicated carrying value of the reporting unit exceeded the estimated fair value and resulted in a non-cash loss on impairment of the remaining goodwill of the U.K. Facilities of $356.2 million. The non-cash loss on impairment is included in loss on sale within discontinued operations in the consolidated statements of operations. As of our impairment test on October 1, 2020, the fair value of our U.S Facilities reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded. Additionally, for the year ended December 31, 2020, we recorded a non-cash impairment charge of $0.6 million related to indefinite-lived assets related to closed facilities in the U.S., which is included in loss on impairment in the consolidated statements of operations.

Due to the classification of the U.K. Facilities in discontinued operations at December 31, 2020, we have one operating segment, behavioral health services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for future goodwill impairment tests.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

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

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders (2)	3,606,364	(3)	$37.56	974,746
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	3,606,364			974,746

(1)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(2)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(3)	Includes 1,073,062 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021 is incorporated herein by reference.

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

3.	Exhibits :

Exhibit No.	Exhibit Description

2.1*	Put and Call Option Deed, dated as of December 30, 2020, by and between RemedcoUK Limited and the Company.

2.2*	Share Purchase Agreement, dated as of January 7, 2021, by and between RemedcoUK Limited and the Company.

3.1

Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (y)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (y)

4.1	Indenture, dated February 11, 2015, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (f)

4.2	Form of 5.625% Senior Note due 2023. (Included in Exhibit 4.1)

4.3	Indenture, dated February 16, 2016, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (t)

4.4	Form of 6.500% Senior Note due 2024. (Included in Exhibit 4.3)

4.5	Indenture, dated June 24, 2020, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (gg)

4.6	Form of 5.500% Senior Note due 2028. (Included in Exhibit 4.5)

4.7	Indenture, dated October 14, 2020, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee. (hh)

4.8	Form of 5.000% Senior Note due 2029. (Included in Exhibit 4.7)

4.9	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (c)

4.10	Specimen Acadia Healthcare Company, Inc. Common Stock Certificate to be issued to holders of Acadia Healthcare Company, Inc. Common Stock. (g)

4.11	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (r)

4.12	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (t)

4.13*	Description of the Company’s Securities.

10.1

Amended and Restated Credit Agreement, dated December 31, 2012, by and among Bank of America, NA (Administrative Agent, Swing Line Lender and L/C Issuer) and the Company (f/k/a Acadia Healthcare Company, LLC), the guarantors listed on the signature pages thereto, and the lenders listed on the signature pages thereto (the “Credit Agreement”). (b)

10.2	First Amendment, dated March 11, 2013, to the Credit Agreement. (e)

10.3	Second Amendment, dated June 28, 2013, to the Credit Agreement. (h)

10.4	Third Amendment, dated September 30, 2013, to the Credit Agreement. (i)

10.5	Fourth Amendment, dated February 13, 2014, to the Credit Agreement. (j)

10.6	Fifth Amendment, dated June 16, 2014, to the Credit Agreement. (k)

10.7	Sixth Amendment, dated December 15, 2014, to the Credit Agreement. (l)

10.8	Seventh Amendment, dated February 6, 2015, to the Credit Agreement. (f)

10.9	First Incremental Facility Amendment, dated February 11, 2015, to the Credit Agreement. (f)

10.10	Eighth Amendment, dated April 22, 2015, to the Credit Agreement. (q)

10.11	Ninth Amendment, dated January 25, 2016, to the Credit Agreement. (s)

10.12	Second Incremental Facility Amendment, dated February 16, 2016, to the Credit Agreement. (t)

10.13	Tranche B-1 Repricing Amendment, dated May 26, 2016, to the Credit Agreement. (u)

10.14	Tranche B-2 Repricing Amendment, dated September 21, 2016, to the Credit Agreement. (v)

10.15	Tenth Amendment, dated November 22, 2016, to the Credit Agreement. (w)

10.16	Refinancing Facilities Amendment, dated November 30, 2016, to the Credit Agreement. (w)

10.17	Third Repricing Amendment, dated May 10, 2017, to the Credit Agreement. (x)

10.18	Second Refinancing Facilities Amendment, dated March 22, 2018, to the Credit Agreement. (z)

10.19	Third Refinancing Facilities Amendment, dated March 29, 2018, to the Credit Agreement. (aa)

10.20	Eleventh Amendment, dated February 6, 2019, to the Credit Agreement. (dd)

10.21	Twelfth Amendment, dated February 27, 2019, to the Credit Agreement. (dd)

10.22	Thirteenth Amendment, dated April 1, 2020, to the Credit Agreement. (ii)

10.23	Fourth Refinancing Facilities Amendment, dated November 13, 2020, to the Credit Agreement. (jj)

†10.24	Employment Agreement, dated as of January 19, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (bb)

†10.25	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (m)

†10.26	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (m)

†10.27	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (ee)

†10.28	Employment Agreement, dated August 6, 2019, by and between Acadia Management Company, Inc. and Laurence L. Harrod. (ff)

†10.29	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (n)

†10.30	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (o)

†10.31	Form of Restricted Stock Unit Agreement. (cc)

†10.32	Form of Incentive Stock Option Agreement. (a)

†10.33	Form of Non-Qualified Stock Option Agreement. (a)

†10.34	Form of Restricted Stock Agreement. (cc)

†10.35	Form of Stock Appreciation Rights Agreement. (a)

†10.36	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (p)

†10.37	Nonmanagement Director Compensation Program, effective January 1, 2013. (p)

10.38	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (d)

10.39	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (d)

21*	Subsidiaries of the Company.

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(b)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 2, 2013 (File No. 001-35331).
(c)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-35331).

(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 12, 2015 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(h)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 19, 2014 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 17, 2014 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed December 15, 2014 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(o)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 27, 2016 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 26, 2016 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed September 21, 2016 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 30, 2016 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 10, 2017 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 27, 2018 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 2, 2018 (File No. 001-35331).
(bb)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 22, 2021 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(gg)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(hh)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).

(ii)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 22, 2020 (File No. 001-35331).
(jj)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 13, 2020 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ DEBRA K. OSTEEN
Debra K. Osteen
Chief Executive Officer and Director

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA K. OSTEEN Debra K. Osteen	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021

/s/ REEVE B. WAUD Reeve B. Waud	Chairman of the Board	February 26, 2021

/s/JASON R. BERNHARD Jason R. Bernhard	Director	February 26, 2021

/s/ E. PEROT BISSELL E. Perot Bissell	Director	February 26, 2021

/s/ MICHAEL J. FUCCI Michael J. Fucci	Director	February 26, 2021

/s/ VICKY B. GREGG Vicky B. Gregg	Director	February 26, 2021

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 26, 2021

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 26, 2021

/s/ WILLIAM M. PETRIE William M. Petrie	Director	February 26, 2021

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

For the year ended December 31, 2020 the Company recognized $2.1 billion of revenue from continuing operations. As discussed in Note 3 of the consolidated financial statements, the Company determines the transaction price for services to patients in its U.S. Facilities based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

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

How We Addressed the Matter in Our Audit

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

To test the revenue recognized, we performed audit procedures that included, among others, testing the validity of a sample of revenue transactions and the completeness and accuracy of data inputs to the estimates of contractual adjustments, discounts and implicit price concessions, including payor contractual terms and historical collection experience. We assessed the historical accuracy of management’s estimates based on subsequent collection experience and used the assessment as a source of potential corroborative or contrary evidence supporting management’s assumptions of future collections of existing accounts receivable.

Valuation of Goodwill
Description of the Matter

At December 31, 2020, the Company had goodwill recorded of $2.1 billion associated with the U.S. Facilities. As discussed in Note 2 of the consolidated financial statements, impairment of goodwill is evaluated at least annually at the reporting unit level or more frequently if events indicate that the carrying value of a reporting unit may not be recoverable. During 2020 the Company had two reporting units, U.S. Facilities and U.K. Facilities. During 2020, the Company recorded an impairment charge of $356.2 million to fully impair the remaining goodwill associated with the U.K. Facilities. This impairment charge is presented within loss from discontinued operations in the consolidated statement of operations.

Auditing management’s goodwill impairment evaluation was complex and judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions around (i) internal forecast of future cash flows, which included estimates of growth rates and profitability over future periods, plus a terminal value, discounted to present value using a risk-adjusted rate of return, and (ii) comparisons to trading multiples of guideline companies actively traded in public markets, which included estimates of control premiums based on acquisition premiums of similar companies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, involving our valuation specialists to assist in assessing the appropriateness of the valuation methodologies utilized and testing the significant assumptions discussed above. We tested the completeness and accuracy of the underlying data used by the Company in its evaluation. We compared the significant assumptions used by management to past performance and assessed the historical accuracy of management’s forecasts. We performed sensitivity analyses of the impact of changes to the assumptions on the resulting estimate of the fair value of the reporting units. Additionally, in order to evaluate the reasonableness of the fair value estimates, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company and to the proceeds received in the subsequent divestiture of the U.K. Facilities in early 2021.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Nashville, Tennessee

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2021

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$378,697	$99,535
Accounts receivable, net	273,551	288,863
Other current assets	61,332	64,967
Current assets held for sale	1,809,815	88,846
Total current assets	2,523,395	542,211
Property and equipment, net	1,622,896	1,499,587
Goodwill	2,105,264	2,085,104
Intangible assets, net	68,535	68,826
Deferred tax assets	3,209	3,339
Operating lease right-of-use assets	96,937	97,795
Other assets	79,126	55,106
Noncurrent assets held for sale	—	2,527,174
Total assets	$6,499,362	$6,879,142
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$153,478	$43,679
Accounts payable	87,815	90,257
Accrued salaries and benefits	124,912	93,595
Current portion of operating lease liabilities	18,916	18,119
Other accrued liabilities	178,453	69,234
Derivative instrument liabilities	84,584	—
Current liabilities held for sale	660,027	148,692
Total current liabilities	1,308,185	463,576
Long-term debt	2,968,948	3,105,420
Deferred tax liabilities	50,017	22,820
Operating lease liabilities	84,029	85,643
Noncurrent derivative instrument liabilities	—	68,915
Other liabilities	133,412	107,152
Noncurrent liabilities held for sale	—	487,084
Total liabilities	4,544,591	4,340,610
Redeemable noncontrolling interests	55,315	33,151
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 88,024,395 and 87,715,591 issued and outstanding as of December 31, 2020 and 2019, respectively	880	877
Additional paid-in capital	2,580,327	2,557,642
Accumulated other comprehensive loss	(371,365)	(414,884)
(Accumulated deficit) retained earnings	(310,386)	361,746
Total equity	1,899,456	2,505,381
Total liabilities and equity	$6,499,362	$6,879,142

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Revenue	$2,089,929	$2,008,381	$1,904,695
Salaries, wages and benefits (including equity-based compensation expense of $22,504, $17,307 and $22,001, respectively)	1,154,522	1,107,357	1,049,317
Professional fees	120,489	118,451	110,049
Supplies	87,241	85,534	81,462
Rents and leases	37,362	35,486	34,315
Other operating expenses	262,272	259,536	243,671
Other income	(32,819)	—	—
Depreciation and amortization	95,256	87,923	80,342
Interest expense, net	158,105	187,325	184,534
Debt extinguishment costs	7,233	—	1,815
Legal settlements expense	—	—	22,076
Loss on impairment	4,751	27,217	—
Transaction-related expenses	11,720	21,157	29,719
Total expenses	1,906,132	1,929,986	1,837,300
Income from continuing operations before income taxes	183,797	78,395	67,395
Provision for income taxes	40,606	25,085	9,907
Income from continuing operations	143,191	53,310	57,488
(Loss) income from discontinued operations, net of taxes	(812,390)	56,812	(232,974)
Net (loss) income	(669,199)	110,122	(175,486)
Net income attributable to noncontrolling interests	(2,933)	(1,199)	(264)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(672,132)	$108,923	$(175,750)
Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$1.60	$0.59	$0.66
(Loss) income from discontinued operations	(9.25)	0.65	(2.67)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(7.65)	$1.24	$(2.01)

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$1.58	$0.59	$0.65
(Loss) income from discontinued operations	(9.17)	0.65	(2.66)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(7.59)	$1.24	$(2.01)
Weighted-average shares outstanding:
Basic	87,875	87,612	87,288
Diluted	88,595	87,816	87,415

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net (loss) income	$(669,199)	$110,122	$(175,486)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	61,247	69,811	(127,521)
(Loss) gain on derivative instruments, net of tax of $(3.9) million, $(3.6) million and $12.7 million, respectively	(11,272)	(19,008)	36,799
Pension liability adjustment, net of tax of $(0.8) million, $(0.6) million and $0.3 million, respectively	(6,456)	(3,310)	2,463
Other comprehensive income (loss)	43,519	47,493	(88,259)
Comprehensive (loss) income	(625,680)	157,615	(263,745)
Comprehensive (income) loss attributable to noncontrolling interests	(2,933)	(1,199)	(264)
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	$(628,613)	$156,416	$(264,009)

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	(Accumulated Deficit) Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2018	87,060	$871	$2,517,545	$(374,118)	$428,573	$2,572,871
Common stock issued under stock incentive plans	384	3	371	—	—	374
Common stock withheld for minimum statutory taxes	—	—	(3,781)	—	—	(3,781)
Equity-based compensation expense	—	—	22,001	—	—	22,001
Other comprehensive income	—	—	—	(88,259)	—	(88,259)
Other	—	—	5,851	—	—	5,851
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(175,750)	(175,750)
Balance at December 31, 2018	87,444	874	2,541,987	(462,377)	252,823	2,333,307
Common stock issued under stock incentive plans	271	3	566	—	—	569
Common stock withheld for minimum statutory taxes	—	—	(2,218)	—	—	(2,218)
Equity-based compensation expense	—	—	17,307	—	—	17,307
Other comprehensive income	—	—	—	47,493	—	47,493
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	108,923	108,923
Balance at December 31, 2019	87,715	877	2,557,642	(414,884)	361,746	2,505,381
Common stock issued under stock incentive plans	309	3	2,024	—	—	2,027
Common stock withheld for minimum statutory taxes	—	—	(1,843)	—	—	(1,843)
Equity-based compensation expense	—	—	22,504	—	—	22,504
Other comprehensive income	—	—	—	43,519	—	43,519
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(672,132)	(672,132)
Balance at December 31, 2020	88,024	$880	$2,580,327	$(371,365)	$(310,386)	$1,899,456

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating activities:
Net (loss) income	$(669,199)	$110,122	$(175,486)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	95,256	87,923	80,342
Amortization of debt issuance costs	12,636	11,987	10,456
Equity-based compensation expense	22,504	17,307	22,001
Deferred income taxes	53,108	1,089	(6,737)
Loss (income) from discontinued operations, net of taxes	812,390	(56,812)	232,974
Debt extinguishment costs	7,233	—	1,815
Legal settlements expense	—	—	22,076
Loss on impairment	4,751	27,217	—
Other	1,041	3,916	12,505
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	15,340	(18,714)	(19,702)
Other current assets	9,675	(501)	14,447
Other assets	1,519	(2,372)	2,725
Accounts payable and other accrued liabilities	77,993	(20,135)	7,701
Accrued salaries and benefits	9,632	5,540	15,883
Other liabilities	48,965	16,862	4,941
Net cash provided by continuing operating activities	502,844	183,429	225,941
Net cash provided by discontinued operating activities	155,963	149,475	188,139
Net cash provided by operating activities	658,807	332,904	414,080
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(44,900)	—
Cash paid for capital expenditures	(216,615)	(225,061)	(253,187)
Cash paid for real estate acquisitions	(8,349)	(7,618)	(18,383)
Proceeds from sale of property and equipment	92	11,765	—
Settlement of foreign currency derivatives	—	105,008	—
Other	(13,365)	12,975	(4,198)
Net cash used in continuing investing activities	(238,237)	(147,831)	(275,768)
Net cash used in discontinued investing activities	(43,602)	(53,310)	(85,196)
Net cash used in investing activities	(281,839)	(201,141)	(360,964)
Financing activities:
Borrowings on long-term debt	925,000	—	—
Borrowings on revolving credit facility	100,000	76,573	—
Principal payments on revolving credit facility	(100,000)	(76,573)	—
Principal payments on long-term debt	(41,291)	(52,984)	(39,738)
Repayment of long-term debt	(909,785)	—	(21,920)
Payment of debt issuance costs	(18,295)	—	—
Common stock withheld for minimum statutory taxes, net	184	(1,648)	(3,407)
Distributions to noncontrolling interests	(916)	(154)	—
Other	(3,146)	(4,369)	828
Net cash used in continuing financing activities	(48,249)	(59,155)	(64,237)
Net cash used in discontinued financing activities	(3,250)	(2,472)	(3,093)
Net cash used in financing activities	(51,499)	(61,627)	(67,330)
Effect of exchange rate changes on cash	4,087	3,546	(2,566)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	329,556	73,682	(16,780)
Less: cash classified within current assets held for sale	(75,051)	(24,657)	(20,318)
Net increase in cash and cash equivalents	254,505	49,025	(37,098)
Cash and cash equivalents at beginning of the period	124,192	50,510	67,290
Cash and cash equivalents at end of the period	$378,697	$99,535	$30,192
Supplemental Cash Flow Information:
Cash paid for interest	$137,578	$173,239	$175,204
Cash (received) paid for income taxes	$(16,486)	$31,915	$6,136
Effect of acquisitions:
Assets acquired, excluding cash	$20,200	$48,594	$—
Liabilities assumed	(53)	(3,694)
Redeemable noncontrolling interest resulting from an acquisition	(20,147)	—	—
Cash paid for acquisitions, net of cash acquired	$—	$44,900	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities in which the Company operates. At December 31, 2020, the Company operated 572 behavioral healthcare facilities with approximately 18,100 beds in 40 states, the United Kingdom (“U.K.”) and Puerto Rico.

On January 19, 2021, the Company completed the sale of its U.K. operations to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allows us to reduce our indebtedness and focus on our United States (“U.S.”) operations. As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See Note 3 – U.K. Sale.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $97.8 million, $90.4 million and $86.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $3.0 million per claim and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $77.5 million at December 31, 2020, of which $9.7 million was included in other accrued liabilities and $67.8 million was included in other long-term liabilities. The professional and general liability reserve was $52.6 million at December 31, 2019, of which $4.7 million was included in other accrued liabilities and $47.9 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was

$27.2 million at December 31, 2020, of which $6.8 million was included in other current assets and $20.4 million was included in other assets, and such receivable was $8.5 million at December 31, 2019, of which $3.0 million was included in other current assets and $5.5 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $23.0 million at December 31, 2020, of which $12.0 million was included in accrued salaries and benefits and $11.0 million was included in other long-term liabilities, and such liability was $20.8 million at December 31, 2019, of which $10.0 million was included in accrued salaries and benefits and $10.8 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $95.3 million, $87.9 million and $80.3 million for the years ended years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company performed an impairment review of long-lived assets in the fourth quarters of 2020 and 2019, which indicated the carrying amounts of certain of the Company’s long-lived assets in facilities in the U.S. (the “U.S. Facilities”) may not be recoverable. This created a non-cash impairment of $4.2 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. These items were recorded in loss on impairment on our consolidated statements of operations. No impairment was recorded for the year ended December 31, 2018.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. As of the Company’s annual impairment test on October 1, 2020, we had two operating segments for segment reporting purposes, U.S. Facilities and facilities in the U.K. (the “U.K. Facilities”), each of which represents a reporting unit for purposes of the Company’s goodwill impairment test.

The Company’s annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2020 considered recent financial performance, including the impacts of COVID-19 on certain portions of the U.K. business. The 2020 impairment test of the U.K. Facilities indicated carrying value of the reporting unit exceeded the estimated fair value and resulted in a non-cash loss on impairment of the remaining goodwill of the U.K. Facilities of $356.2 million. The non-cash loss impairment is included in loss on sale within discontinued operations in the consolidated statements of operations. As of the Company’s impairment test on October 1, 2020, the fair value of our U.S Facilities reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded. Additionally, for the year ended December 31, 2020, the Company recorded a non-cash impairment charge of $0.6 million related to indefinite-lived assets related to closed facilities in the U.S., which is included in loss on impairment in the consolidated statements of operations.

Due to the classification of the U.K. Facilities in discontinued operations at December 31, 2020, the Company now has one operating segment, behavioral health services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for future goodwill impairment tests.

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$19,480	$17,343
Workers’ compensation deposits – current portion	12,000	10,000
Other receivables	10,025	10,661
Insurance receivable – current portion	6,792	3,030
Cost report receivable	5,818	13,723
Inventory	4,851	4,075
Income taxes receivable	897	4,786
Other	1,469	1,349
Other current assets	$61,332	$64,967

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued interest	$40,479	$33,323
Unearned income	35,946	1,895
Finance lease liabilities	32,188	3,765
Accrued expenses	28,452	18,595
Income taxes payable	16,345	—
Insurance liability – current portion	9,700	4,731
Accrued property taxes	6,763	4,755
Government relief funds	5,495	—
Other	3,085	2,170
Other accrued liabilities	$178,453	$69,234

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “ Compensation—Stock Compensation .” The Company uses the Black-Scholes valuation model to determine grant-date fair value for stock options and recognizes straight-line amortization of share-based compensation expense over the requisite service period of the respective awards. The fair values of restricted stock units are determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at their Monte-Carlo simulation value for units subject to market conditions.

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

Recent Accounting Pronouncements

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

3. U.K. Sale

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constitutes the entirety of our U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to US Dollars (“USD”) exchange rate, cash retained by the buyer of approximately $75 million and transaction costs of $16 million. The Company used the net proceeds of approximately $1,425 million (or $1,350 million, net of cash retained by the buyer) to repay in full the outstanding balances of its Term Loan A Facility (the “TLA Facility”) of $312 million and its Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”) of $768 million of the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) and added $345 million of cash to the Company’s balance sheet. In addition to reducing its indebtedness, the U.K. Sale allows the Company to focus on U.S. operations.

As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. In December 2020, the Company’s U.K. operations met the criteria to be classified as assets held for sale. The carrying value of the U.K. operations was written down to fair value less costs to sell in the consolidated balance sheets at December 31, 2020. This resulted in a loss on sale of $867.3 million, which includes approximately $356.2 million of non-cash goodwill impairment, within discontinued operations in the consolidated statements of operations.

For the years ended December 31, 2020, 2019 and 2018, results of operations of the U.K. operations were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,119,768	$1,099,081	$1,107,747
Salaries, wages and benefits	632,134	609,823	610,031
Professional fees	127,291	122,532	117,376
Supplies	38,285	37,527	37,852
Rents and leases	47,748	46,743	45,967
Other operating expenses	113,534	115,897	110,827
Depreciation and amortization	74,935	76,121	78,490
Interest expense, net	(417)	(231)	876
Loss on sale	867,324	—	—
Loss on impairment	20,239	27,169	337,889
Transaction-related expenses	8,719	5,907	4,788
Total expenses	1,929,792	1,041,488	1,344,096
(Loss) income from discontinued operations before income taxes	(810,024)	57,593	(236,349)
Provision for (benefit from) income taxes	2,366	781	(3,375)
(Loss) income from discontinued operations	$(812,390)	$56,812	$(232,974)

The major classes of assets and liabilities for the U.K. operations are shown below (in thousands):

	December 31,
	2020	2019

Cash and cash equivalents	$75,051	$24,657
Accounts receivable, net	52,196	50,912
Other current assets	13,361	13,277
Current assets of discontinued operations	140,608	88,846
Property and equipment, net	1,297,923	1,724,447
Goodwill	—	364,027
Intangible assets, net	22,289	21,531
Operating lease right-of-use assets	341,289	404,042
Other assets	7,706	13,127
Total assets of discontinued operations	1,809,815	2,616,020

Current liabilities:
Accounts payable	$44,929	$36,788
Current portion of operating lease liabilities	11,141	11,021
Other current liabilities	136,895	100,883
Current liabilities of discontinued operations	192,965	148,692
Operating lease liabilities	387,607	416,609
Deferred tax liabilities	57,230	49,040
Other liabilities	22,225	21,435
Total liabilities of discontinued operations	$660,027	$635,776

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

The following table summarizes the funded status (unfunded liability) of the Partnerships in Care Pension Plan based upon actuarial valuations prepared at December 31, 2020 and 2019 (in thousands). The unfunded liability for the Partnership in Care Pension Plan is included in current liabilities held for sale and noncurrent liabilities held for sale, respectively, on the consolidated balance sheets at December 31, 2020 and 2019. The Company’s obligation to maintain the Partnership in Care Pension Plan terminated effective January 19, 2021 in connection with the U.K. Sale.

	2020	2019
Projected benefit obligation	$80,158	$66,468
Fair value of plan assets	71,979	62,207
Unfunded liability	$8,179	$4,261

The consolidated cash flows for the years ended December 31, 2020 and 2019 related to the discontinued U.K. operations includes cash paid for capital expenditures of $48.4 million and $59.6 million, respectively.

4. The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “New PPP Act”). Among other things, the New PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the New PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the Centers for Medicare and Medicaid Services’ (“CMS”) Accelerated and Advance Payment Program. The Company expects to repay these funds over a 12-month period beginning in April 2021. Once repayment begins, the amount will be recouped from the Company’s new Medicare claims. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to March 31, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 the Company received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). The Company also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act.

During the fourth quarter of 2020, the Company recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million of PHSSE funds received from April through December 2020. The Company’s recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, funds received under the CARES Act and other government relief programs.

5. Revenue

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

At December 31, 2020 and 2019, estimated implicit price concessions of $62.1 million and $45.9 million, respectively, had been recorded as reductions to our accounts receivable balances to enable us to record our revenues and accounts receivable at the estimated amounts we expected to collect. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated statements of operations.

The Company disaggregates revenue from contracts with customers by service type and by payor.

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Year Ended December 31,
	2020	2019	2018
Acute inpatient psychiatric facilities	$984,609	$912,097	$814,124
Specialty treatment facilities	802,022	788,232	761,017
Residential treatment centers	281,158	286,959	293,053
Outpatient community-based facilities	22,140	21,093	36,501
Revenue	$2,089,929	$2,008,381	$1,904,695

The Company receives payments from the following sources for services rendered in our U.S. Facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our U.S. Facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2020 and 2019 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report receivables were $5.8 million and $13.7 million for the years ended December 31, 2020 and 2019, respectively, and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in a decreases to revenue of $1.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively, and an increase to revenue of $0.5 million for the year ended December 31, 2018.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $4.4 million, $4.3 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Commercial	$596,698	28.5%	$565,350	28.2%	$573,089	30.1%
Medicare	330,070	15.8%	294,691	14.7%	280,340	14.7%
Medicaid	1,037,852	49.7%	1,007,102	50.1%	893,644	46.9%
Self-Pay	98,302	4.7%	118,716	5.9%	134,054	7.1%
Other	27,007	1.3%	22,522	1.1%	23,568	1.2%
Revenue	$2,089,929	100.0%	$2,008,381	100.0%	$1,904,695	100.0%

Contract liabilities in the U.S. Facilities primarily consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers, which the Company expects to repay over the 12 month period beginning in April 2021. Once repayment begins, the amount will be recouped from the provider’s or supplier’s new Medicare claims. Approximately $35.9 million and $11.3 million of contract liabilities are included in other accrued liabilities and other liabilities, respectively, on the consolidated balance sheets. A summary of the activity in unearned revenue in the U.S. Facilities is as follows (in thousands):

Balance at December 31, 2019	$1,895
Payments received	51,044
Revenue recognized	(5,743)
Balance at December 31, 2020	$47,196

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$140,258	$52,111	$57,224
(Loss) income from discontinued operations	(812,390)	56,812	(232,974)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(672,132)	$108,923	$(175,750)
Denominator:
Weighted average shares outstanding for basic earnings per share	87,875	87,612	87,288
Effects of dilutive instruments	720	204	127
Shares used in computing diluted earnings per common share	88,595	87,816	87,415

Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$1.60	$0.59	$0.66
(Loss) income from discontinued operations	(9.25)	0.65	(2.67)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(7.65)	$1.24	$(2.01)

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$1.58	$0.59	$0.65
(Loss) income from discontinued operations	(9.17)	0.65	(2.66)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(7.59)	$1.24	$(2.01)

Approximately 1.9 million, 2.2 million and 1.9 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

7. Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On April 1, 2019, the Company completed the acquisition of Bradford Recovery Center, a specialty treatment facility with 46 beds located in Millerton, Pennsylvania, for cash consideration of approximately $4.5 million.

On February 15, 2019, the Company completed the acquisition of Whittier Pavilion, an inpatient psychiatric facility with 71 beds located in Haverhill, Massachusetts, for cash consideration of approximately $17.9 million. Also on February 15, 2019, the Company completed the acquisition of Mission Treatment for cash consideration of approximately $22.5 million and a working capital settlement. Mission Treatment operates nine comprehensive treatment centers in California, Nevada, Arizona and Oklahoma.

Goodwill

The following table summarizes changes in goodwill for the years 2019 and 2020 (in thousands):

Balance at January 1, 2019	$2,044,837
Increase from contribution of redeemable noncontrolling interests	3,300
Increase from 2019 acquisitions	36,967
Goodwill at December 31, 2019	2,085,104
Increase from contribution of redeemable noncontrolling interests	20,200
Adjustments related to 2019 acquisitions	(40)
Goodwill at December 31, 2020	$2,105,264

Transaction-related expenses

Transaction-related expenses represent costs primarily related to termination, restructuring, strategic review, management transition and other acquisition-related costs. Transaction-related expenses comprised the following costs for the years ended years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Legal, accounting and other acquisition-related costs	$8,252	$3,030	$3,152
Termination, restructuring and strategic review costs	3,468	12,598	12,534
Management transition costs	—	5,529	14,033
	$11,720	$21,157	$29,719

8. Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Land	$144,221	$138,325
Building and improvements	1,490,149	1,275,610
Equipment	220,690	199,264
Construction in progress	217,479	247,467
	2,072,539	1,860,666
Less: accumulated depreciation	(449,643)	(361,079)
Property and equipment, net	$1,622,896	$1,499,587

During the years ended December 31, 2020 and 2019, the Company recorded non-cash impairment charges of $4.2 million and $27.2 million, respectively, related to the closure of certain facilities. The Company has recorded assets held for sale within other assets on the consolidated balance sheets for closed U.S. properties actively marketed of $17.1 million and $18.9 million at December 31, 2020 and 2019, respectively.

9. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at December 31, 2020 and 2019 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Intangible assets subject to amortization:
Contract intangible assets	$—	$2,100	$—	$(2,100)
Non-compete agreements	1,131	1,131	(1,131)	(1,131)
	1,131	3,231	(1,131)	(3,231)
Intangible assets not subject to amortization:
Licenses and accreditations	11,873	12,020	—	—
Trade names	39,526	39,735	—	—
Certificates of need	17,136	17,071	—	—
	68,535	68,826	—	—
Total	$69,666	$72,057	$(1,131)	$(3,231)

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization. For the year ended December 31, 2020, the Company recorded a non-cash impairment charge of $0.6 million related to indefinite-lived assets related to closed facilities in the U.S., which is included in loss on impairment in the consolidated statements of operations.

10. Leases

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

The Company also elected the accounting policy practical expedients by class of underlying asset in ASC 842 “Leases” to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

Operating lease liabilities are recorded at the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease right-of-use assets and liabilities include the initial lease term unless it is reasonably certain a renewal or termination option will be exercised. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease payments and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore, incremental borrowing rates were calculated based on information available at the later of the lease commencement date. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

Lease Position

The Company recorded the following at December 31, 2020 and 2019 on the consolidated balance sheet (in thousands):

Right-of-Use Assets	Balance Sheet Classification	December 31, 2020	December 31, 2019
Finance lease right-of-use assets	Property and equipment, net	$34,621	$35,489
Operating lease right-of-use assets	Operating lease right-of-use assets	96,937	97,795
Total		$131,558	$133,284

Lease Liabilities	Balance Sheet Classification	December 31, 2020	December 31, 2019
Current:
Finance lease liabilities	Other accrued liabilities	$32,188	$3,765
Operating lease liabilities	Current portion of operating lease liabilities	18,916	18,119
Noncurrent:
Finance lease liabilities	Other liabilities	10,744	39,719
Operating lease liabilities	Operating lease liabilities	84,029	85,643
Total		$145,877	$147,246

Weighted-average remaining lease terms and discount rates were as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Finance	6.7	6.5
Operating	8.5	8.6

Weighted-average discount rate:
Finance	5.9%	5.3%
Operating	6.5%	6.5%

Lease Costs

The Company recorded the following lease costs at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Finance lease costs:
Depreciation of leased assets	868	907
Interest of lease liabilities	3,214	3,226
Total finance lease costs	$4,082	$4,133

Operating lease costs	27,050	25,630
Variable lease costs	2,501	1,966
Short term lease costs	3,558	4,790
Other lease costs	4,253	3,101
Total rents and leases	$37,362	$35,487

Total lease costs	$41,444	$39,620

Other

Undiscounted cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2020 (in thousands):

	Finance Leases	Operating Leases
2021	$32,909	$25,015
2022	990	21,032
2023	990	17,336
2024	1,007	14,832
2025	1,089	12,101
Thereafter	23,999	52,866
Total minimum lease payments	60,984	143,182
Less: amount of lease payments representing interest	18,052	40,237
Present value of future minimum lease payments	42,932	102,945
Less: Current portion of lease liabilities	32,188	18,916
Noncurrent lease liabilities	$10,744	$84,029

Supplemental data for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$26,810	$25,086
Operating cash flows for finance leases	$3,214	$3,226
Financing cash flows for finance leases	$551	$862

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,285	$21,809
Finance leases	$-	$-

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Amended and Restated Senior Credit Facility:
Senior Secured Term A Loan	$311,733	$346,750
Senior Secured Term B Loans	872,870	1,338,928
Senior Secured Revolving Line of Credit	—	—
6.125% Senior Notes due 2021	—	150,000
5.125% Senior Notes due 2022	—	300,000
5.625% Senior Notes due 2023	650,000	650,000
6.500% Senior Notes due 2024	390,000	390,000
5.500% Senior Notes due 2028	450,000	—
5.000% Senior Notes due 2029	475,000	—
Other long-term debt	3,625	4,821
Less: unamortized debt issuance costs, discount and premium	(30,802)	(31,400)
	3,122,426	3,149,099
Less: current portion	(153,478)	(43,679)
Long-term debt	$2,968,948	$3,105,420

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

On November 13, 2020, the Company entered into the Fourth Repricing Facilities Amendment (the “Fourth Repricing Facilities Amendment”) to the Amended and Restated Credit Agreement. The Fourth Repricing Facilities Amendment extended the maturity date of each of the existing revolving line of credit and the existing TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million to an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million to an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remains unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remains unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, the Company recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Amended and Restated Credit Agreement.

The Company had $441.6 million of availability under the revolving line of credit and had standby letters of credit outstanding of $17.4 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2020. Borrowings under the revolving line of credit are subject to customary conditions precedent to borrowing. The Amended and Restated Credit Agreement requires quarterly term loan principal repayments of our TLA Facility of $9.5 million for March 31, 2021 to September 30, 2022, with the remaining principal balance of the TLA Facility due on the maturity date of November 30, 2022. The Company is required to repay the Tranche B-4 Facility in equal quarterly installments of approximately $2.3 million on the last business day of each March, June, September and December, with the outstanding principal balance of the Tranche B-4 Facility due on February 16, 2023. On April 17, 2018, the Company made an additional payment of $15.0 million, including $5.1 million on the Tranche B-3 Facility and $9.9 million on the Tranche B-4 Facility. On November 15, 2019, the Company made an additional payment of $20.0 million, including $7.0 million on the Tranche B-3 Facility and $13.0 million on the Tranche B-4 Facility.

Borrowings under the Amended and Restated Senior Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than certain excluded subsidiaries) and are secured by a lien on substantially all of the assets of the Company and such subsidiaries. Borrowings with respect to the TLA Facility and the Company’s revolving credit facility (collectively, “Pro Rata Facilities”) under the Amended and Restated Credit Agreement bear interest at a rate tied to Acadia’s Consolidated Leverage Ratio (defined as consolidated funded debt net of up to $50.0 million of unrestricted and unencumbered cash to consolidated EBITDA). The Applicable Rate for the Pro Rata Facilities was 2.5% for Eurodollar Rate Loans and 1.5% for Base Rate Loans at December 31, 2020. Eurodollar Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the Eurodollar Rate (based upon the LIBOR Rate prior to commencement of the interest rate period). Base Rate Loans with respect to the Pro Rata Facilities bear interest at the Applicable Rate plus the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the Eurodollar Rate plus 1.0%. At December 31, 2020, the Pro Rata Facilities bore interest at a rate of LIBOR plus 2.5%. In addition, the Company is required to pay a commitment fee on undrawn amounts under the revolving line of credit.

The Amended and Restated Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative, negative and financial covenants, including a fixed charge coverage ratio, consolidated total leverage ratio and senior secured leverage ratio. The Company may be required to pay all of its indebtedness immediately if it defaults on any of the numerous financial or other restrictive covenants contained in any of its material debt agreements. As of December 31, 2020, the Company was in compliance with such covenants.

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

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, the Company issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on July 10, 2020 (the “Redemption Date”), in each case at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including the Redemption Date (the “Redemption Price”). On June 24, 2020, the Company satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the Company recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statements of operations.

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

Redemption of 5.265% Senior Notes and 6.500% Senior Notes

On January 29, 2021, the Company issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.265% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes. The redemption of this $1,040 million of additional debt, along with the payment of breakage costs of $6 million and estimated transaction costs of $9 million, is expected to be completed in early March 2021 and to be funded from cash from the balance sheet of $430 million and proceeds from a new senior secured credit facility of $625 million. The Company expects to enter into a new term loan and revolver as part of a five-year senior secured credit facility.

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Note to prepay approximately $453.3 million of the outstanding borrowings on our existing Tranche B-3 Facility and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, the Company recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing cost, which was recorded in debt extinguishment costs in the consolidated statements of operations.

The indentures governing the 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes and 5.000% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2020 were $29.8 million, net of accumulated amortization of $56.0 million. Debt issuance costs at December 31, 2019 were $29.0 million, net of accumulated amortization of $46.2 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $9.8 million, $9.7 million and $9.0 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Other

The aggregate maturities of long-term debt at December 31, 2020 were as follows (in thousands):

2021	$153,478
2022	284,282
2023	1,400,468
2024	390,000
2025	—
Thereafter	925,000
Total	$3,153,228

12. Equity

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

13. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2020, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 974,746 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $22.5 million, $17.3 million and $22.0 million in equity-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. Stock compensation expense for the years ended December 31, 2020, 2019 and 2018 included forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets of $0.5 million, $(6.4) million and $(5.5) million, respectively. At December 31, 2020, there was $36.9 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

At December 31, 2020, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $5.5 million, $4.0 million and $6.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2018, 2019 and 2020 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	974,566	$47.89	7.46	$3,802
Options granted	374,700	37.54	9.21	246
Options exercised	(20,989)	17.83	N/A	383
Options cancelled	(128,737)	50.83	N/A	N/A
Options outstanding at December 31, 2018	1,199,540	44.64	7.26	2,717
Options granted	605,200	28.50	9.21	1,343
Options exercised	(55,671)	19.05	N/A	658
Options cancelled	(389,001)	40.84	N/A	N/A
Options outstanding at December 31, 2019	1,360,068	39.40	7.57	1,650
Options granted	507,600	33.13	9.18	157
Options exercised	(68,700)	29.15	N/A	854
Options cancelled	(288,662)	39.67	N/A	N/A
Options outstanding at December 31, 2020	1,510,306	$37.56	7.35	$1,414
Options exercisable at December 31, 2019	513,290	$48.08	5.88	$512
Options exercisable at December 31, 2020	596,606	$45.37	5.55	$543

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of options	$12.37	$17.59	$13.67
Risk-free interest rate	1.6%	2.4%	2.2%
Expected volatility	41%	38%	37%
Expected life (in years)	5.0	5.0	5.1

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

Other Stock-Based Awards

Restricted stock activity during 2018, 2019 and 2020 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	809,868	$50.19
Granted	480,137	36.84
Cancelled	(88,989)	47.57
Vested	(395,959)	50.41
Unvested at December 31, 2018	805,057	$42.40
Granted	700,937	28.77
Cancelled	(389,684)	33.50
Vested	(311,174)	44.23
Unvested at December 31, 2019	805,136	$34.14
Granted	637,312	25.82
Cancelled	(129,683)	34.56
Vested	(289,769)	35.88
Unvested at December 31, 2020	1,022,996	$28.41

Restricted stock unit activity during 2018, 2019 and 2020 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	360,909	$50.04
Granted	285,358	42.26
Cancelled	(89,173)	55.44
Vested	(72,983)	49.64
Unvested at December 31, 2018	484,111	$44.52
Granted	234,408	34.54
Cancelled	(271,162)	45.17
Vested	—	—
Unvested at December 31, 2019	447,357	$38.89
Granted	583,680	10.60
Performance adjustment	117,772	13.50
Cancelled	(63,056)	43.35
Vested	(12,691)	42.09
Unvested at December 31, 2020	1,073,062	$20.15

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

14. Income Taxes

Provision for income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(18,215)	$18,954	$13,962
State	4,981	3,440	1,113
Foreign	732	1,602	1,569
Total current	(12,502)	23,996	16,644
Deferred:
Federal	46,442	(1,572)	(7,176)
State	564	2,509	(10)
Foreign	6,102	152	449
Total deferred provision	53,108	1,089	(6,737)
Provision for income taxes	$40,606	$25,085	$9,907

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate on income before income taxes	21.0%	21.0%	21.0%
Impact of foreign operations	(0.5)	1.1	0.6
Effects of statutory rate change	3.2	—	—
Impacts of SAB 118	—	—	(16.4)
State income taxes, net of federal tax effect	5.1	5.8	3.4
Permanent differences	1.5	3.3	9.2
Change in valuation allowance	127.4	0.6	(0.3)
Unrecognized tax benefit release	(0.4)	0.5	(0.9)
Federal tax credits	(1.0)	(2.2)	(2.3)
Basis recognition related to foreign divestiture	(129.9)	—	—
CARES Act impacts to net operating losses	(4.5)	—	—
Other	0.2	1.9	0.4
Effective income tax rate	22.1%	32.0%	14.7%

For the year ended December 31, 2020, the provision for income taxes was $40.6 million, reflecting an effective tax rate of 22.1%, compared to $25.1 million, reflecting an effective tax rate of 32.0%, for the year ended December 31, 2019. The decrease in the effective tax rate for the year ended December 31, 2020 was primarily attributable to the release of a state valuation allowance and permanent benefits generated from the application of federal net operating loss carryback provisions within the CARES Act. The federal net operating loss legislation within the CARES Act allows net operating losses generated in tax years 2018 through 2020 to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017), resulting in a permanent benefit.

The domestic and foreign components of income from continuing operations before income taxes for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Foreign	$9,904	$6,070	$9,947
Domestic	173,893	72,325	57,448
Income from continuing operations before income taxes	$183,797	$78,395	$67,395

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$7,682	$9,913
Bad debt allowance	1,243	996
Accrued compensation and severance	20,889	14,241
Insurance reserves	18,497	16,485
Leases	846	800
Accrued expenses	11,817	1,020
Interest carryforwards	3,374	40,792
Lease right-of-use liabilities	24,402	26,375
Fixed asset basis difference	—	14,714
Basis in foreign subsidiary	239,073	—
Other assets	13,251	2,777
Total gross deferred tax assets	341,074	128,113
Less: valuation allowance	(241,225)	(6,859)
Deferred tax assets	99,849	121,254
Deferred tax liabilities:
Fixed asset basis difference	(5,553)	—
Prepaid items	(2,960)	(2,163)
Intangible assets	(115,196)	(100,881)
Lease right-of-use assets	(22,948)	(24,898)
Other liabilities	—	(12,793)
Total deferred tax liabilities	(146,657)	(140,735)
Total net deferred tax liability	$(46,808)	$(19,481)

The Company has established a deferred tax asset related to the Company’s investment in a foreign subsidiary in the amount of $239.1 million, resulting from the divestiture of the U.K. business. This deferred tax asset was not recognized in prior years under the exception within ASC 740-30-25-9 that limits the recognition of deferred tax assets for the excess of tax basis over book basis in an investment in a subsidiary to only instances when it is apparent that the difference will reverse in the foreseeable future. As a result of the divestiture of the U.K. business, and the classification of the U.K. business as discontinued operations during the year, the Company no longer meets this exception and accordingly recognized the deferred tax asset as a component of income tax expense. Further, as this deferred tax asset is expected to result in a capital loss upon the finalization of the divestiture, the Company has concluded a full valuation allowance of $239.1 million is necessary due to the limitations in realizing the asset via offsetting capital gains in the future. The recognition of the valuation allowance on this deferred tax asset has also been recognized as a component of income tax expense.

As of December 31, 2020, no deferred taxes have been provided on the accumulated undistributed earnings of our continuing foreign operations within Puerto Rico. An actual repatriation of earnings from our foreign operations could still be subject to additional foreign withholding and U.S. state taxes. Based upon evaluation of our foreign operations, undistributed earnings are intended to remain permanently reinvested to finance anticipated future growth and expansion, and accordingly, deferred taxes have not been recorded. If undistributed earnings of our foreign operations were not considered permanently reinvested as of December 31, 2020, an immaterial amount of additional deferred taxes would have been recorded. Our foreign subsidiary in Puerto Rico has been granted a tax exemption for which a tax credit of up to 15% of eligible payroll expenses is available to offset up to 50% of the income taxes attributed to that entity. The impact of this tax exemption is not material to the tax provision.

 The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2020 and 2019, the Company carried a valuation allowance against deferred tax assets of $241.2 million and $6.9 million, respectively. These amounts are primarily related to deferred tax assets related to the Company’s investment in a foreign subsidiary and certain state net operating losses.

As of December 31, 2020 and 2019, the Company had no federal net operating loss carryforwards. The foreign net operating loss carryforwards at December 31, 2020 and 2019 are approximately $0.1 million and $0.1 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2020 and 2019 of approximately $170.0 million and $220.8 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2022 to 2035. In addition, the Company has certain state tax credits of $0.6 million which will begin to expire in 2030 if not utilized.

Income taxes receivable was $0.9 million and $4.8 million at December 31, 2020 and 2019, respectively, and was included in other current assets in the consolidated balance sheets. Income taxes payable of $16.3 million at December 31, 2020 was included in other accrued liabilities in the consolidated balance sheets.

The Company recorded income taxes payable related to unrecognized tax benefits of $2.5 million and $3.1 million at December 31, 2020 and December 31, 2019, respectively. These amounts are inclusive of any interest and penalties, which is included in other liabilities on the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized income tax benefits, net of the federal benefit, is as follows (in thousands):

	2020	2019
Balance at January 1	$2,441	$713
Additions based on tax positions related to the current year	—	3,001
Reductions as a result of the lapse of applicable statutes of limitations and settlements with tax authorities	(381)	(1,273)
Balance at December 31	$2,060	$2,441

At December 31, 2020 and 2019, the cumulative amounts of interest and penalties recognized were $0.5 million and $0.6 million, respectively. Unrecognized tax benefits of $0.4 million would affect the effective rate if recognized. It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, management does not anticipate the change will have a material impact on the Company’s consolidated financial statements.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2017 through 2019. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. While no other foreign jurisdictions are presently under examination, the Company may be subject to examination for calendar years 2016 through 2019. Generally, for state tax purposes, the Company’s 2014 through 2019 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

On December 22, 2017, Public Law 115-97, informally referred to as The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act provided for significant changes to the U.S. tax code that has impacted businesses. ASC 740 “Income Taxes” (“ASC 740”) requires the Company to recognize the effect of tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which allowed the Company to record provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations. As part of the analysis of the Tax Act, the Company made an adjustment regarding the treatment of foreign dividends of $10.9 million during the year ended December 31, 2018, impacting the effective tax rate.

15. Derivatives

The Company entered into foreign currency forward contracts during the years ended December 31, 2020 and 2019 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between US Dollars (“USD”) and British Pounds (“GBP”) associated with cash transfers.

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

The Company has designated the cross currency swap agreements and certain forward contracts entered into during 2019 and 2020 as qualifying hedging instruments and is accounting for these as net investment hedges. The fair values of these derivatives at December 31, 2020 and 2019 of $84.6 million and $68.9 million, respectively, are recorded as derivative instrument liabilities and noncurrent derivative instrument liabilities, respectively, on the consolidated balance sheets. During the year ended 2020, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense on the consolidated statements of operations. Gains and losses resulting from fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. Cash flows related to the cross currency swap derivatives are included in operating activities in the consolidated statements of cash flows.

In conjunction with the U.K. Sale in January 2021, the Company settled its cross currency swap liability and outstanding forward contracts.

16. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes, other long-term debt and derivative instruments at December 31, 2020 and 2019 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2020	2019	2020	2019
Amended and Restated Senior Credit Facility	$1,175,437	$1,668,062	$1,175,437	$1,668,062
6.125% Senior Notes due 2021	$—	$149,254	$—	$149,441
5.125% Senior Notes due 2022	$—	$297,761	$—	$299,994
5.625% Senior Notes due 2023	$646,344	$644,771	$647,960	$655,249
6.500% Senior Notes due 2024	$385,636	$384,430	$393,850	$398,366
5.500% Senior Notes due 2028	$443,139	$—	$475,931	$—
5.000% Senior Notes due 2029	$468,245	$—	$499,852	$—
Other long-term debt	$3,625	$4,821	$3,625	$4,821
Derivative instruments	$84,584	$68,915	$84,584	$68,915

The Company’s Amended and Restated Senior Credit Facility, 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes and other long-term debt were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair values of the derivative instruments were categorized as Level 2 in the GAAP fair value hierarchy and were based on observable market inputs including applicable exchange rates and interest rates.

17. Commitments and Contingencies

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 16, 2021, the parties filed a stipulation staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-JRS, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. At this time, we are not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the second quarter of 2020, the Company recorded approximately $4.0 million to transaction-related expenses in the consolidated statements of operations based on the Company’s expected settlement and legal fees.

In the fall of 2017, the Office of Inspector General (“OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. The Company is cooperating with the government’s investigation but is not able to quantify any potential liability in connection with these investigations.

18. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2020, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between approximately 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2019	$28,806
Acquisition of redeemable noncontrolling interests	3,300
Net income attributable to noncontrolling interests	1,199
Distributions to noncontrolling interests	(154)
Balance at December 31, 2019	33,151
Acquisition of redeemable noncontrolling interests	20,147
Net income attributable to noncontrolling interests	2,933
Distributions to noncontrolling interests	(916)
Balance at December 31, 2020	$55,315

19. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $3.8 million, $4.1 million, and $3.5 million related to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018, respectively.

20. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2018	$(376,740)	$7,167	$(4,545)	$(374,118)
Foreign currency translation (loss) gain	(127,788)	—	267	(127,521)
Gain on derivative instruments, net of tax of $12.7 million	—	36,799	—	36,799
Pension liability adjustment, net of tax of $0.3 million	—	—	2,463	2,463
Balance at December 31, 2018	(504,528)	43,966	(1,815)	(462,377)
Foreign currency translation gain (loss)	69,895	—	(84)	69,811
Loss on derivative instruments, net of tax of $(3.6) million	—	(19,008)	—	(19,008)
Pension liability adjustment, net of tax of $(0.6) million	—	—	(3,310)	(3,310)
Balance at December 31, 2019	(434,633)	24,958	(5,209)	(414,884)
Foreign currency translation gain (loss)	61,532	—	(285)	61,247
Loss on derivative instruments, net of tax of $(3.9) million	—	(11,272)	—	(11,272)
Pension liability adjustment, net of tax of $(0.8) million	—	—	(6,456)	(6,456)
Balance at December 31, 2020	$(373,101)	$13,686	$(11,950)	$(371,365)

21. Quarterly Information (Unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2020 and 2019. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2020:
Revenue	$509,217	$491,475	$547,961	$541,276
Income from continuing operations, net of taxes	$21,251	$30,721	$45,063	$46,156
Income (loss) from discontinued operations, net of taxes	$12,816	$10,993	$(7,502)	$(828,697)	(1)
Net income (loss) attributable to Acadia Healthcare Company, Inc. stockholders	$33,463	$41,079	$36,998	$(783,672)	(1)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.24	$0.34	$0.51	$0.51
Income (loss) from discontinued operations	$0.14	$0.13	$(0.09)	$(9.42)	(1)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$0.38	$0.47	$0.42	$(8.91)	(1)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.23	$0.34	$0.50	$0.50
Income (loss) from discontinued operations	$0.15	$0.12	$(0.08)	$(9.28)	(1)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$0.38	$0.46	$0.42	$(8.78)	(1)

2019:
Revenue	$487,960	$509,813	$509,383	$501,225
Income (loss) from continuing operations, net of taxes	$13,618	$26,964	$24,920	$(12,192)	(2)
Income from discontinued operations, net of taxes	$15,893	$21,237	$17,803	$1,879	(2)
Net income (loss) attributable to Acadia Healthcare Company, Inc. stockholders	$29,471	$48,140	$42,566	$(11,254)	(2)
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income (loss) from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.16	$0.31	$0.28	$(0.15)	(2)
Income from discontinued operations	$0.18	$0.24	$0.21	$0.02	(2)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$0.34	$0.55	$0.49	$(0.13)	(2)
Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income (loss) from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.15	$0.31	$0.28	$(0.15)	(2)
Income from discontinued operations	$0.19	$0.24	$0.20	$0.02	(2)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$0.34	$0.55	$0.48	$(0.13)	(2)

(1)	Includes U.K. loss on sale of $867.3 million which includes approximately $356.2 million of non-cash goodwill impairment.
(2)	Includes loss on impairment of $27.2 million in continuing operations and $27.2 million in discontinued operations.

22. Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 6.125% Senior Notes, 5.125% Senior Notes, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Credit Facility. Summarized financial information presented below is consistent with the consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is consolidated financial information for Acadia Healthcare Company, Inc. and the combined wholly-owned subsidiary guarantors at December 31, 2020 and 2019, and for the December 31, 2020.

Summarized balance sheet information (in thousands):

	December 31,
	2020	2019
Current assets	$654,735	$421,653
Property and equipment, net	1,421,875	1,313,830
Goodwill	1,992,305	1,992,344
Total noncurrent assets	3,640,809	3,516,967

Current liabilities	626,419	305,131
Long-term debt	2,786,125	2,877,602
Total noncurrent liabilities	3,045,981	3,159,489
Redeemable noncontrolling interests	—	—
Total equity	623,144	474,000

Summarized operating results information (in thousands):

For the Year Ended December 31, 2020
Revenue	$1,943,734
Income from continuing operations before income taxes	161,293
Net loss	(269,231)
Net loss attributable to Acadia Healthcare Company, Inc.	(269,231)

23. Subsequent Events

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constitutes the entirety of our U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current GBP to USD exchange rate, cash retained by the buyer of approximately $75 million and transaction costs of $16 million. The Company used the net proceeds of $1,425 million (or $1,350 million, net of cash retained by the buyer) to repay in full the outstanding balances of its TLA Facility of $312 million and its Tranche B-4 Facility of $768 million of the Amended and Restated Credit Agreement and added $345 million of cash to the balance sheet. In addition to reducing its indebtedness, the U.K. Sale allows the Company to focus on U.S. operations. As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements.

On January 29, 2021, the Company issued conditional notices of full redemption proving for the redemption in full of $650 million of 5.265% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes. The redemption of this $1,040 million of additional debt, along with the payment of breakage costs of $6 million and estimated transaction costs of $9 million, is expected to be completed in early March 2021 and to be funded from cash from the balance sheet of $430 million and proceeds from a new senior secured credit facility of $625 million. The Company expects to enter into a new term loan and revolver as part of a five-year senior secured credit facility.