Form 10-Q
period 2021-03-31
Acadia Healthcare Company, Inc.
filed 2021-04-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At April 30, 2021, there were 89,739,084 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$178,915	$378,697
Accounts receivable, net	276,041	273,551
Other current assets	73,269	61,332
Current assets held for sale	—	1,809,815
Total current assets	528,225	2,523,395
Property and equipment, net	1,654,732	1,622,896
Goodwill	2,105,264	2,105,264
Intangible assets, net	68,627	68,535
Deferred tax assets	3,177	3,209
Operating lease right-of-use assets	96,205	96,937
Other assets	70,685	79,126
Total assets	$4,526,915	$6,499,362

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11,911	$153,478
Accounts payable	91,505	87,815
Accrued salaries and benefits	127,827	124,912
Current portion of operating lease liabilities	18,696	18,916
Other accrued liabilities	161,040	178,453
Derivative instrument liabilities	—	84,584
Current liabilities held for sale	—	660,027
Total current liabilities	410,979	1,308,185
Long-term debt	1,484,212	2,968,948
Deferred tax liabilities	68,678	50,017
Operating lease liabilities	83,731	84,029
Other liabilities	124,616	133,412
Total liabilities	2,172,216	4,544,591
Redeemable noncontrolling interests	56,700	55,315
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 88,729,527 and 88,024,395 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	887	880
Additional paid-in capital	2,597,781	2,580,327
Accumulated other comprehensive loss	—	(371,365)
Accumulated deficit	(300,669)	(310,386)
Total equity	2,297,999	1,899,456
Total liabilities and equity	$4,526,915	$6,499,362

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Revenue	$551,199	$509,217
Salaries, wages and benefits (including equity-based compensation expense of $7,034 and $4,979, respectively)	304,333	286,987
Professional fees	31,617	31,051
Supplies	21,322	22,196
Rents and leases	9,412	9,117
Other operating expenses	72,010	68,156
Depreciation and amortization	24,894	22,835
Interest expense, net	29,027	42,565
Debt extinguishment costs	24,650	—
Transaction-related expenses	4,610	1,526
Total expenses	521,875	484,433
Income from continuing operations before income taxes	29,324	24,784
Provision for income taxes	6,204	5,806
Income from continuing operations	23,120	18,978
(Loss) income from discontinued operations, net of taxes	(12,641)	15,089
Net income	10,479	34,067
Net income attributable to noncontrolling interests	(762)	(604)
Net income attributable to Acadia Healthcare Company, Inc.	$9,717	$33,463
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.25	$0.21
(Loss) income from discontinued operations	(0.14)	0.17
Net income attributable to Acadia Healthcare Company, Inc.	$0.11	$0.38

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.25	$0.21
(Loss) income from discontinued operations	(0.14)	0.17
Net income attributable to Acadia Healthcare Company, Inc.	$0.11	$0.38
Weighted-average shares outstanding:
Basic	88,242	87,765
Diluted	89,941	87,971

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$10,479	$34,067
Other comprehensive income (loss):
Foreign currency translation loss	(4,260)	(122,000)
Gain on derivative instruments, net of tax of $0.1 million and $16.3 million, respectively	19	43,746
U.K. Sale	375,606	—
Other comprehensive income (loss)	371,365	(78,254)
Comprehensive income (loss)	381,844	(44,187)
Comprehensive income attributable to noncontrolling interests	(762)	(604)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$381,082	$(44,791)

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2019	87,715	$877	$2,557,642	$(414,884)	$361,746	$2,505,381
Common stock issued under stock incentive plans	127	1	(1)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(1,402)	—	—	(1,402)
Equity-based compensation expense	—	—	4,979	—	—	4,979
Other comprehensive loss	—	—	—	(78,254)	—	(78,254)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	33,463	33,463
Balance at March 31, 2020	87,842	878	2,561,218	(493,138)	395,209	2,464,167
Common stock issued under stock incentive plans	56	1	169	—	—	170
Common stock withheld for minimum statutory taxes	—	—	(145)	—	—	(145)
Equity-based compensation expense	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(7,741)	—	(7,741)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	41,079	41,079
Balance at June 30, 2020	87,898	879	2,567,050	(500,879)	436,288	2,503,338
Common stock issued under stock incentive plans	22	—	180	—	—	180
Common stock withheld for minimum statutory taxes	—	—	(114)	—	—	(114)
Equity-based compensation expense	—	—	5,471	—	—	5,471
Other comprehensive income	—	—	—	60,766	—	60,766
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	36,998	36,998
Balance at September 30, 2020	87,920	879	2,572,587	(440,113)	473,286	2,606,639
Common stock issued under stock incentive plans	104	1	1,676	—	—	1,677
Common stock withheld for minimum statutory taxes	—	—	(182)	—	—	(182)
Equity-based compensation expense	—	—	6,246	—	—	6,246
Other comprehensive income	—	—	—	68,748	—	68,748
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(783,672)	(783,672)
Balance at December 31, 2020	88,024	880	2,580,327	(371,365)	(310,386)	1,899,456
Common stock issued under stock incentive plans	705	7	12,733	—	—	12,740
Common stock withheld for minimum statutory taxes	—	—	(4,521)	—	—	(4,521)
Equity-based compensation expense	—	—	7,034	—	—	7,034
Other	—	—	2,208	—	—	2,208
Other comprehensive income	—	—	—	371,365	—	371,365
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	9,717	9,717
Balance at March 31, 2021	88,729	887	2,597,781	—	(300,669)	2,297,999

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating activities:
Net income	$10,479	$34,067
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	24,894	22,835
Amortization of debt issuance costs	1,646	3,050
Equity-based compensation expense	7,034	4,979
Deferred income taxes	3,962	11,264
Loss (income) from discontinued operations, net of taxes	12,641	(15,089)
Debt extinguishment costs	24,650	—
Other	1,737	(108)
Change in operating assets and liabilities:
Accounts receivable, net	(2,490)	(4,214)
Other current assets	75	(18,276)
Other assets	(3,570)	(1,561)
Accounts payable and other accrued liabilities	(3,979)	(19,115)
Accrued salaries and benefits	2,915	(6,347)
Other liabilities	(4,210)	5,101
Net cash provided by continuing operating activities	75,784	16,586
Net cash provided by discontinued operating activities	253	28,960
Net cash provided by operating activities	76,037	45,546
Investing activities:
Cash paid for capital expenditures	(58,682)	(58,427)
Proceeds from U.K. Sale	1,511,020	—
Settlement of foreign currency derivatives	(84,795)	—
Proceeds from sale of property and equipment	134	38
Other	926	(1,671)
Net cash provided by (used in) continuing investing activities	1,368,603	(60,060)
Net cash used in discontinued investing activities	—	(14,101)
Net cash provided by (used in) investing activities	1,368,603	(74,161)
Financing activities:
Borrowings on long-term debt	425,000	—
Borrowings on revolving credit facility	430,000	—
Principal payments on revolving credit facility	(270,000)	—
Principal payments on long-term debt	—	(10,621)
Repayment of long-term debt	(2,224,603)	—
Payment of debt issuance costs	(9,935)	—
Common stock withheld for minimum statutory taxes, net	8,219	(1,402)
Distributions to noncontrolling interests	(377)	(264)
Other	(6,793)	(423)
Net cash used in continuing financing activities	(1,648,489)	(12,710)
Net cash used in discontinued financing activities	—	(720)
Net cash used in financing activities	(1,648,489)	(13,430)
Effect of exchange rate changes on cash	4,067	(1,143)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(199,782)	(43,188)
Less: cash classified within current assets held for sale	—	(19,592)
Net decrease in cash and cash equivalents	(199,782)	(62,780)
Cash and cash equivalents at beginning of the period	378,697	124,192
Cash and cash equivalents at end of the period	$178,915	$61,412

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At March 31, 2021, the Company operated 228 behavioral healthcare facilities with approximately 10,000 beds in 40 states and Puerto Rico.

On January 19, 2021, the Company completed the sale of its United Kingdom (“U.K.”) operations to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allowed us to reduce our indebtedness and focus on our U.S. operations. As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See Note 3 – U.K. Sale.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

During March 2020, the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”) began to affect the Company’s facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of the Company’s facilities, employees and/or patients have tested positive for COVID-19. The Company is committed to protecting the health of our communities and has been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. All of the Company’s facilities are closely following infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”) and local health officials. The Company has established an internal COVID-19 taskforce, taken steps to secure its supply chain, expanded telehealth capabilities and implemented emergency planning in directly impacted markets. Nevertheless, COVID-19 may adversely impact the Company’s business and have an impact on its financial results that management is not currently able to quantify. Disruptions to the Company’s business as a result of the COVID-19 pandemic could have a material adverse effect on its results of operations, financial condition, cash flows and ability to service its indebtedness and may affect the amounts reported in the consolidated financial statements including those related to collectability of accounts receivable as well as professional and general liability reserves, tax assets and liabilities and may result in a potential impairment of goodwill and long-lived assets.

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

In December 2019, FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 on January 1, 2021. There is no significant impact to the Company’s consolidated financial statements.
3.	U.K. Sale

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constituted the entirety of the Company’s U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to US Dollars (“USD”) exchange rate, cash retained by the buyer and transaction costs. The Company used the net proceeds of approximately $1,425 million (excluding cash retained by the buyer) along with cash from the balance sheet to reduce debt by $1,640 million during the first quarter of 2021 as described in Note 11 – Long-Term Debt.

As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. In December 2020, the Company’s U.K. operations met the criteria to be classified as assets held for sale. The carrying value of the U.K. operations was written down to fair value less costs to sell in the condensed consolidated balance sheets at December 31, 2020. This resulted in a loss on sale of $867.3 million, which includes approximately $356.2 million of non-cash goodwill impairment, within discontinued operations in the condensed consolidated statements of operations for the year ended December 31, 2020. For the three months ended March 31, 2021, an additional $14.3 million was recorded as loss on sale primarily resulting from an increase in the U.K. operations carrying value.

For the three months ended March 31, 2021 and 2020, results of operations of the U.K. operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$62,520	$273,593
Salaries, wages and benefits	35,937	153,329
Professional fees	6,815	32,249
Supplies	2,217	9,775
Rents and leases	2,509	11,707
Other operating expenses	6,682	30,373
Depreciation and amortization	—	18,845
Interest expense, net	10	220
Loss on sale	14,254	—
Transaction-related expenses	6,265	2,023
Total expenses	74,689	258,521
(Loss) income from discontinued operations before income taxes	(12,169)	15,072
Provision for (benefit from) income taxes	472	(17)
(Loss) income from discontinued operations	$(12,641)	$15,089

The major classes of assets and liabilities for the U.K. operations as of December 31, 2020 are shown below (in thousands):

Cash and cash equivalents	$75,051
Accounts receivable, net	52,196
Other current assets	13,361
Current assets of discontinued operations	140,608
Property and equipment, net	1,297,923
Goodwill	—
Intangible assets, net	22,289
Operating lease right-of-use assets	341,289
Other assets	7,706
Total assets of discontinued operations	$1,809,815

Current liabilities:
Accounts payable	$44,929
Current portion of operating lease liabilities	11,141
Other current liabilities	136,895
Current liabilities of discontinued operations	192,965
Operating lease liabilities	387,607
Deferred tax liabilities	57,230
Other liabilities	22,225
Total liabilities of discontinued operations	$660,027

4.	Revenue

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

The Company’s facilities in the United States (the “U.S. Facilities”) and services provided by the facilities can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; residential treatment centers; and outpatient community-based facilities.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2021	2020
Acute inpatient psychiatric facilities	$267,359	$239,414
Specialty treatment facilities	211,757	193,611
Residential treatment centers	68,649	70,434
Outpatient community-based facilities	3,434	5,758
Revenue	$551,199	$509,217

The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2021 and 2020 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Commercial	$162,702	29.5%	$143,142	28.1%
Medicare	86,185	15.6%	72,271	14.2%
Medicaid	274,620	49.8%	260,044	51.1%
Self-Pay	22,443	4.1%	27,034	5.3%
Other	5,249	1.0%	6,726	1.3%
Revenue	$551,199	100.0%	$509,217	100.0%

Contract liabilities primarily consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers, which the Company expects to repay over the 12-month period beginning in April 2021. Once repayment begins, the amount will be recouped from the Company’s new Medicare claims. Contract liabilities are included in other accrued liabilities for the three months ended March 31, 2021 and, for December 31, 2020, $35.9 million is included in other accrued liabilities and $11.3 million in other liabilities on the condensed consolidated balance sheets. A summary of the activity in unearned revenue is as follows (in thousands):

Balance at December 31, 2020	$47,196
Payments received	2,436
Revenue recognized	(478)
Balance at March 31, 2021	$49,154

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$22,358	$18,374
(Loss) income from discontinued operations	(12,641)	15,089
Net income attributable to Acadia Healthcare Company, Inc.	$9,717	$33,463
Denominator:
Weighted average shares outstanding for basic earnings per share	88,242	87,765
Effects of dilutive instruments	1,699	206
Shares used in computing diluted earnings per common share	89,941	87,971

Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.25	$0.21
(Loss) income from discontinued operations	(0.14)	0.17
Net income attributable to Acadia Healthcare Company, Inc.	$0.11	$0.38

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.25	$0.21
(Loss) income from discontinued operations	(0.14)	0.17
Net income attributable to Acadia Healthcare Company, Inc.	$0.11	$0.38

Approximately 0.7 million and 2.9 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.
6.	Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Assets held for sale	$16,991	$—
Prepaid expenses	15,227	19,480
Workers’ compensation deposits – current portion	12,000	12,000
Other receivables	8,903	10,025
Insurance receivable – current portion	6,917	6,792
Income taxes receivable	5,255	897
Inventory	4,579	4,851
Cost report receivable	2,063	5,818
Other	1,334	1,469
Other current assets	$73,269	$61,332

7.	Property and Equipment

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$144,399	$144,221
Building and improvements	1,502,862	1,490,149
Equipment	224,755	220,690
Construction in progress	255,188	217,479
	2,127,204	2,072,539
Less: accumulated depreciation	(472,472)	(449,643)
Property and equipment, net	$1,654,732	$1,622,896

8.	Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,873	11,873	—	—
Trade names	39,526	39,526	—	—
Certificates of need	17,228	17,136	—	—
	68,627	68,535	—	—
Total	$69,758	$69,666	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.
9.	The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the Centers for Medicare and Medicaid Services’ (“CMS”) Accelerated and Advance Payment Program. The Company expects to repay these funds over a 12-month period beginning in April 2021. Once repayment begins, the amount will be recouped from the Company’s new Medicare claims. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 the Company received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation and an $8.3 million permanent benefit due to loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). The Company also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act.

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
10.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Unearned revenue	$49,154	$35,946
Finance lease liabilities	32,022	32,188
Accrued expenses	29,168	28,452
Accrued interest	17,781	40,479
Insurance liability – current portion	9,700	9,700
Government relief funds	6,285	5,495
Accrued property taxes	6,143	6,763
Income taxes payable	6,080	16,345
Other	4,707	3,085
Other accrued liabilities	$161,040	$178,453

11.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
New Credit Facility:
Term Loan A	$425,000	$—
Revolving Line of Credit	160,000	—
Prior Credit Facility:
Senior Secured Term A Loan	—	311,733
Senior Secured Term B Loans	—	872,870
Senior Secured Revolving Line of Credit	—	—
5.625% Senior Notes due 2023	—	650,000
6.500% Senior Notes due 2024	—	390,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Other long-term debt	3,319	3,625
Less: unamortized debt issuance costs, discount and premium	(17,196)	(30,802)
	1,496,123	3,122,426
Less: current portion	(11,911)	(153,478)
Long-term debt	$1,484,212	$2,968,948

New Credit Facility

The Company entered into a new credit agreement (the “New Credit Facility”) on March 17, 2021. This New Credit Facility provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $425.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Facilities”), each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which the Company may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, the Company (i) refinanced and terminated the Company’s prior credit facilities under the Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Prior Credit Facility”) and (ii) financed the redemption of all of the Company’s outstanding 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”).

The Company had $422.0 million of availability under the Revolving Facility and had standby letters of credit outstanding of $18.0 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2021.

The New Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of $2.7 million for June 30, 2021 to March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 31, 2026.

The Company has the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of Consolidated EBITDA (as defined in the New Credit Facility) of the Company and its Restricted Subsidiaries (as defined in the New Credit Facility) (as determined for the four fiscal quarter period most recently ended for which financial statements are available), and (ii) additional amounts so long as, after giving effect thereto, the Consolidated Senior Secured Net Leverage Ratio (as defined in the New Credit Facility) does not exceed 3.5 to 1.0.

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of the Company’s obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at the Company’s option, either (i) adjusted LIBOR plus 1.75% or (ii) an alternative base rate plus 0.75% (in each case, subject to adjustment based on the Company’s consolidated total net leverage ratio). An unused fee initially set at 0.25% per annum (subject to adjustment based on the Company’s consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0  and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At March 31, 2021, the Company was in compliance with such covenants.

Prior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. The Company has amended the Prior Credit Facility from time to time as described in the Company’s prior filings with the SEC.

On April 21, 2020, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

On November 13, 2020, the Company entered into the Fourth Repricing Facilities Amendment (the “Fourth Repricing Facilities Amendment”) to the Prior Credit Facility. The Fourth Repricing Facilities Amendment extended the maturity date of each of the prior revolving line of credit and the prior TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million with an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million with an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remained unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remained unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, the Company recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2020.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our existing Tranche B-3 Facility and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, the Company recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2020.

The indentures governing the 5.500% Senior Notes and the 5.000% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility at March 31, 2021. The guarantees are full and unconditional and joint and several.

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.

5.625% Senior Notes due 2023

On February 11, 2015, the Company issued $375.0 million of 5.625% Senior Notes. On September 21, 2015, the Company issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, the Company has outstanding an aggregate of $650.0 million of 5.625% Senior Notes. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On March 17, 2021, the Company redeemed the 5.625% Senior Notes.

6.500% Senior Notes due 2024

On February 16, 2016, the Company issued $390.0 million of 6.500% Senior Notes due 2024 (the “6.500% Senior Notes”). The 6.500% Senior Notes mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. On March 1, 2021, the Company redeemed the 6.500% Senior Notes.

Redemption of 5.625% Senior Notes and 6.500% Senior Notes

On January 29, 2021, the Company issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.625% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes.

On March 1, 2021, the Company satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, the Company recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the condensed consolidated statements of operations.

On March 17, 2021, the Company satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, the Company recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the condensed consolidated statements of operations.

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. On June 24, 2020, the Company redeemed the 6.125% Senior Notes.

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”). The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year. On June 24, 2020, the Company redeemed the 5.125% Senior Notes.

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, the Company issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on July 10, 2020 (the “Redemption Date”), in each case at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including the Redemption Date (the “Redemption Price”). On June 24, 2020, the Company satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the Company recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statements of operations for the year ended December 31, 2020.

12.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2020	$55,315
Contribution of redeemable noncontrolling interests	1,000
Net income attributable to noncontrolling interests	762
Dividend payments to noncontrolling interests	(377)
Balance at March 31, 2021	$56,700

13.	Variable Interest Entities

For legal entities where the Company has a financial relationship, the Company evaluates whether it has a variable interest and determines if the entity is considered a variable interest entity (“VIE”). If the Company concludes an entity is a VIE and the Company is the primary beneficiary, the entity is consolidated. The primary beneficiary analysis is a qualitative analysis based on power and benefits. A reporting entity has a controlling financial interest in a VIE and must consolidate the VIE if it has both power and benefits. It must have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE.

At March 31, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at March 31, 2021 and December 31, 2020 include total assets of variable interest entities of $269.9 million and $261.7 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at March 31, 2021 and December 31, 2020 include total liabilities of variable interest entities of $26.2 million and $26.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$18,657	$15,151
Accounts receivable, net	21,007	18,507
Other current assets	1,454	1,461
Total current assets	41,118	35,119
Property and equipment, net	177,449	175,103
Goodwill	34,945	34,945
Intangible assets, net	9,581	9,581
Operating lease right-of-use assets	6,834	6,909
Total assets	$269,927	$261,657

Accounts payable	$3,427	$4,143
Accrued salaries and benefits	5,024	4,357
Current portion of operating lease liabilities	172	164
Other accrued liabilities	8,561	8,366
Total current liabilities	17,184	17,030
Operating lease liabilities	6,819	6,863
Other liabilities	2,166	2,166
Total liabilities	$26,169	$26,059

14.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2020	$(373,101)	$13,686	$(11,950)	$(371,365)
Foreign currency translation (loss) gain	(4,293)	—	33	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19	—	19
U.K. Sale	377,394	(13,705)	11,917	375,606
Balance at March 31, 2021	$—	$—	$—	$—

15.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2021, a maximum of 8,200,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 442,139 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $7.0 million and $5.0 million in equity-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $47.8 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years.

The Company recognized a deferred income tax benefit of $1.8 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2020 and 2021 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	1,360,068	$39.40	7.57	$1,650
Options granted	507,600	33.13	9.18	157
Options exercised	(68,700)	29.15	N/A	854
Options cancelled	(288,662)	39.67	N/A	N/A
Options outstanding at December 31, 2020	1,510,306	37.56	7.35	1,414
Options granted	282,320	57.14	10.01	—
Options exercised	(352,297)	36.16	N/A	7,300
Options cancelled	(34,725)	37.44	N/A	N/A
Options outstanding at March 31, 2021	1,405,604	$41.85	7.88	$19,300
Options exercisable at December 31, 2020	596,606	$45.37	5.55	$543
Options exercisable at March 31, 2021	524,509	$44.58	6.09	$6,183

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average grant-date fair value of options	$26.53	$12.37
Risk-free interest rate	2.3%	1.6%
Expected volatility	51%	41%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2020 and 2021 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	805,136	$34.14
Granted	637,312	25.82
Cancelled	(129,683)	34.56
Vested	(289,769)	35.88
Unvested at December 31, 2020	1,022,996	$28.41
Granted	242,900	55.97
Cancelled	(15,675)	32.50
Vested	(269,733)	29.33
Unvested at March 31, 2021	980,488	$34.92

Restricted stock unit activity during 2020 and 2021 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	447,357	$38.89
Granted	583,680	10.60
Performance adjustment	117,772	13.50
Cancelled	(63,056)	43.35
Vested	(12,691)	42.09
Unvested at December 31, 2020	1,073,062	$20.15
Granted	—	—
Performance adjustment	120,919	19.48
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at March 31, 2021	1,009,930	$16.03

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets and Company performance compared to peers. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the two- or three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. Additionally, the number of shares issuable pursuant to restricted stock units granted during 2021 and 2020 are subject to adjustment based on the Company’s three-year annualized total stockholder return relative to a peer group consisting of S&P 1500 companies within the Healthcare Providers & Services 6 digit GICS industry group and selected other companies deemed to be peers. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets and, for 2021 and 2020 awards, performance compared to peers.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.
16.	Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

Transaction-related expenses represent primarily related to termination, restructuring, strategic review, acquisition and other similar costs. Transaction-related expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Termination, restructuring and strategic review costs	$2,823	$396
Legal, accounting and other acquisition-related costs	1,787	1,130
	$4,610	$1,526

17.	Income Taxes

The provision for income taxes for the three months ended March 31, 2021 and 2020 reflects effective tax rates of 21.2% and 23.4%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 was primarily attributable to the Company’s permanent deduction related to equity-based compensation.

As the Company continues to monitor tax implications of the CARES Act and other state, federal and foreign stimulus and tax legislation, we may make adjustments to our estimates and record additional amounts for tax assets and liabilities. Additionally, market disruption due to COVID-19 may affect the Company’s ability to realize our deferred tax assets. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.
18.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s New Credit Facility, Prior Credit Facility, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes other long-term debt and derivative instruments at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
New Credit Facility	$581,075	$—	$581,075	$—
Prior Credit Facility	$—	$1,175,437	$—	$1,175,437
5.625% Senior Notes due 2023	$—	$646,344	$—	$647,960
6.500% Senior Notes due 2024	$—	$385,636	$—	$393,850
5.500% Senior Notes due 2028	$443,325	$443,139	$466,733	$475,931
5.000% Senior Notes due 2029	$468,404	$468,245	$486,063	$499,852
Other long-term debt	$3,319	$3,625	$3,319	$3,625
Derivative instrument liabilities	$—	$84,584	$—	$84,584

The Company’s New Credit Facility, Prior Credit Facility, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes and other long-term debt were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair values of the derivative instruments were categorized as Level 2 in the GAAP fair value hierarchy and were based on observable market inputs including applicable exchange rates and interest rates.

19.Commitments and Contingencies

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

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the second quarter of 2020, the Company recorded approximately $4.0 million to transaction-related expenses in the condensed consolidated statements of operations based on the Company’s expected settlement and legal fees.

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
20.	Derivatives

The Company entered into foreign currency forward contracts during the year ended December 31, 2020 in connection with certain transfers of cash between the U.S. and U.K. under the Company’s cash management and foreign currency risk management programs. Foreign currency forward contracts limit the economic risk of changes in the exchange rate between USD and GBP associated with cash transfers.

In August 2019, the Company also entered into multiple cross currency swap agreements with an aggregate notional amount of $650.0 million to manage foreign currency risk by effectively converting a portion of its fixed-rate USD-denominated senior notes, including the semi-annual interest payments thereunder, to fixed-rate GBP-denominated debt of £538.1 million. During the term of the swap agreements, the Company received semi-annual interest payments in USD from the counterparties at fixed interest rates, and the Company made semi-annual interest payments in GBP to the counterparties at fixed interest rates. The interest payments under the cross-currency swap agreements resulted in £25.4 million of annual cash flows from the Company’s U.K. business being converted to $35.8 million.

In conjunction with the U.K. Sale in January 2021, the Company settled its cross currency swap liability and outstanding forward contracts. Cash received from the settlement of the cross currency swap derivatives and forward contracts outstanding at December 31, 2020 are included in investing activities as part of the net proceeds received from the U.K. Sale in the condensed consolidated statement of cash flows.

The Company designated the cross currency swap agreements and forward contracts entered into during 2020 as qualifying hedging instruments and accounted for these derivatives as net investment hedges. The fair value of these derivatives at December 31, 2020 of $84.6 million is recorded as derivative instrument liabilities in the condensed consolidated balance sheets. During 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components were recorded in interest expense on the condensed consolidated statements of operations. Gains and losses resulting from fair value adjustments to the cross currency swap agreements were recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. These gains and losses were considered in the carrying value of the U.K. operations and included in the loss on the U.K. Sale recorded in December 31, 2020 and January 2021. Prior to the U.K. Sale, cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statements of cash flows.

21.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. The 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes and 5.000% Senior Notes were jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Prior Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for Acadia Healthcare Company, Inc. and the combined wholly-owned subsidiary guarantors at March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021.

Summarized balance sheet information (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$469,786	$654,735
Property and equipment, net	1,451,690	1,421,875
Goodwill	1,992,305	1,992,305
Total noncurrent assets	3,661,678	3,640,809

Current liabilities	390,351	626,419
Long-term debt	1,458,735	2,786,125
Total noncurrent liabilities	1,728,106	3,045,981
Redeemable noncontrolling interests	—	—
Total equity	2,013,007	623,144

Summarized operating results information (in thousands):

Three Months Ended March 31, 2021
Revenue	$509,173
Income before income taxes	24,287
Net income	19,210
Net income attributable to Acadia Healthcare Company, Inc.	19,210

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	any failure to comply with the terms of the Company’s corporate integrity agreement with the OIG;
•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;

•	our acquisition, joint venture and de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the risk of a cyber-security incident and any resulting violation of laws and regulations regarding information privacy or other negative impact;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2021, we operated 228 behavioral healthcare facilities with approximately 10,000 beds in 40 states and Puerto Rico. During the three months ended March 31, 2021, we added 92 beds to existing facilities and opened two comprehensive treatment centers (“CTCs”). For the year ending December 31, 2021, we expect to add approximately 300 beds to existing facilities, 170 beds through the opening of one wholly-owned facility and one joint venture facility and expect to open 11 CTCs.

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

On January 19, 2021, we completed the U.K. Sale pursuant to a Share Purchase Agreement in which we sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constituted the entirety of our U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current GBP to USD exchange rate, cash retained by the buyer and transaction costs. We used the net proceeds of approximately $1,425 million (excluding cash retained by the buyer) along with cash from the balance sheet to reduce debt by $1,640 million during the first quarter of 2021. As a result of the U.K. Sale, we reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements.

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

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021; and
•	waivers or temporary suspension of certain regulatory requirements.

As noted above, the U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial PHSSE funds distributed in April 2020. We received approximately $12.8 million of additional PHSSE funds in August 2020.

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

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program, which we expect to repay over the 12-month period beginning April 2021.

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 we received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation, and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). We also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Revenue	$551,199	100.0%	$509,217	100.0%
Salaries, wages and benefits	304,333	55.2%	286,987	56.4%
Professional fees	31,617	5.7%	31,051	6.1%
Supplies	21,322	3.9%	22,196	4.4%
Rents and leases	9,412	1.7%	9,117	1.8%
Other operating expenses	72,010	13.1%	68,156	13.4%
Depreciation and amortization	24,894	4.5%	22,835	4.5%
Interest expense	29,027	5.3%	42,565	8.4%
Debt extinguishment costs	24,650	4.5%	—	0.0%
Transaction-related expenses	4,610	0.8%	1,526	0.3%
Total expenses	521,875	94.7%	484,433	95.3%
Income from continuing operations before income taxes	29,324	5.3%	24,784	4.7%
Provision for income taxes	6,204	1.1%	5,806	1.1%
Income from continuing operations	23,120	4.2%	18,978	3.6%
(Loss) income from discontinued operations, net of taxes	(12,641)	-2.3%	15,089	3.0%
Net income	10,479	1.9%	34,067	6.6%
Net income attributable to noncontrolling interests	(762)	-0.1%	(604)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$9,717	1.8%	$33,463	6.5%

At March 31, 2021, we operated 228 behavioral healthcare facilities with approximately 10,000 beds in 40 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. operations are reported as discontinued operations in the accompanying financial statements.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three months ended March 31, 2021 compared to the same period in 2020:

Three Months Ended
U.S. Same Facility Results (a)
Revenue growth	7.4%
Patient days growth	2.7%
Admissions growth	0.8%
Average length of stay change (b)	1.9%
Revenue per patient day growth	4.5%
Adjusted EBITDA margin change (c)	280 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

(c)   Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, transaction-related expenses, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue. Revenue increased $42.0 million, or 8.2%, to $551.2 million for the three months ended March 31, 2021 from $509.2 million for the three months ended March 31, 2020. Same facility revenue increased $37.5 million, or 7.4%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, resulting from same facility growth in patient days of 2.7% and an increase in same facility revenue per day of 4.5%. Consistent with same facility patient growth in 2020, the growth in same facility patient days for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $304.3 million for the three months ended March 31, 2021 compared to $287.0 million for the three months ended March 31, 2020, an increase of $17.3 million. SWB expense included $7.0 million and $5.0 million of equity-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $297.3 million, or 53.9% of revenue, for the three months ended March 31, 2021, compared to $282.0 million, or 55.4% of revenue, for the three months ended March 31, 2020. Same facility SWB expense was $274.6 million for the three months ended March 31, 2021, or 50.3% of revenue, compared to $263.0 million for the three months ended March 31, 2020, or 51.8% of revenue.

Professional fees. Professional fees were $31.6 million for the three months ended March 31, 2021, or 5.7% of revenue, compared to $31.1 million for the three months ended March 31, 2020, or 6.1% of revenue. Same facility professional fees were $28.1 million for the three months ended March 31, 2021, or 5.1% of revenue, compared to $27.8 million, for the three months ended March 31, 2020, or 5.5% of revenue.

Supplies. Supplies expense was $21.3 million for the three months ended March 31, 2021, or 3.9% of revenue, compared to $22.2 million for the three months ended March 31, 2020, or 4.4% of revenue. Same facility supplies expense was $21.1 million for the three months ended March 31, 2021, or 3.9% of revenue, compared to $22.1 million for the three months ended March 31, 2020, or 4.3% of revenue.

Rents and leases. Rents and leases were $9.4 million for the three months ended March 31, 2021, or 1.7% of revenue compared to $9.1 million for the three months ended March 31, 2020, or 1.8% of revenue. Same facility rents and leases were $8.5 million for the three months ended March 31, 2021, or 1.6% of revenue, compared to $8.4 million for the three months ended March 31, 2020, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $72.0 million for the three months ended March 31, 2021, or 13.1% of revenue, compared to $68.2 million for the three months ended March 31, 2020, or 13.4% of revenue. Same facility other operating expenses were $68.7 million for the three months ended March 31, 2021, or 12.6% of revenue, compared to $66.4 million for the three months ended March 31, 2020, or 13.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $24.9 million for the three months ended March 31, 2021, or 4.5% of revenue, compared to $22.8 million for the three months ended March 31, 2020, or 4.5% of revenue.

Interest expense. Interest expense was $29.0 million for the three months ended March 31, 2021 compared to $42.6 million for the three months ended March 31, 2020. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Debt extinguishment costs. Debt extinguishment costs were $24.7 million for the three months ended March 31, 2021 and represented $6.3 million of cash charges and $18.4 million of non-cash charges in connection with the redemption of the 5.625% Senior Notes and 6.500% Senior Notes and the termination of the Prior Credit Facility.

Transaction-related expenses. Transaction-related expenses were $4.6 million for the three months ended March 31, 2021 compared to $1.5 million the three months ended March 31, 2020. Transaction-related expenses primarily relate to termination, restructuring, strategic review and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Termination, restructuring and strategic review costs	$2,823	$396
Legal, accounting and other acquisition-related costs	1,787	1,130
	$4,610	$1,526

Provision for income taxes. For the three months ended March 31, 2021, the provision for income taxes was $6.2 million, reflecting an effective tax rate of 21.2%, compared to $5.8 million, reflecting an effective tax rate of 23.4%, for the three months ended March 31, 2020. The decrease in the effective tax rate for the three months ended March 31, 2021 was primarily attributable to our permanent deduction related to equity-based compensation.

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

The following table presents revenue by payor type and as a percentage of revenue for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Commercial	$162,702	29.5%	$143,142	28.1%
Medicare	86,185	15.6%	72,271	14.2%
Medicaid	274,620	49.8%	260,044	51.1%
Self-Pay	22,443	4.1%	27,034	5.3%
Other	5,249	1.0%	6,726	1.3%
Revenue	$551,199	100.0%	$509,217	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2021 and December 31, 2020:

March 31, 2021

	Current	30-90	90-150	>150	Total
Commercial	22.5%	5.6%	2.6%	6.5%	37.2%
Medicare	13.0%	1.8%	0.6%	1.8%	17.2%
Medicaid	25.5%	3.7%	1.9%	7.1%	38.2%
Self-Pay	1.5%	1.7%	1.2%	2.3%	6.7%
Other	0.2%	0.2%	0.1%	0.2%	0.7%
Total	62.7%	13.0%	6.4%	17.9%	100.0%

December 31, 2020

	Current	30-90	90-150	>150	Total
Commercial	19.8%	5.6%	2.2%	6.3%	33.9%
Medicare	12.0%	1.2%	0.6%	1.5%	15.3%
Medicaid	27.4%	4.7%	2.7%	8.6%	43.4%
Self-Pay	1.5%	1.4%	1.3%	2.5%	6.7%
Other	0.0%	0.3%	0.1%	0.3%	0.7%
Total	60.7%	13.2%	6.9%	19.2%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2021 was $75.8 million compared to $16.6 million for the three months ended March 31, 2020. The increase in operating cash flows primarily relates to an increase in earnings, a reduction in cash paid for interest and favorable working capital trends. Days sales outstanding were 45 days for March 31, 2021 compared to 47 days at December 31, 2020.

Cash provided by continuing investing activities for the three months ended March 31, 2021 was $1,368.6 million compared to cash used in continuing investing activities of $60.1 million for the three months ended March 31, 2020. Cash provided by investing activities for the three months ended March 31, 2021 primarily consisted of $1,511.0 million of proceeds from U.K. Sale, $0.9 million of other and $0.1 million of proceeds from the sale of property and equipment offset by $84.8 million of settlement of foreign currency derivatives and $58.7 million of cash paid for capital expenditures. Cash paid for capital expenditures for the three months ended March 31, 2021 consisted of $7.7 million of routine capital expenditures and $51.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.4% of revenue for the three months ended March 31, 2021. Cash used in continuing investing activities for the three months ended March 31, 2020 primarily consisted of $58.4 million of cash paid for capital expenditures and other of $1.7 million. Cash paid for capital expenditures for the three months ended March 31, 2020 consisted of $10.9 million of cash paid for routine capital expenditures and $44.4 million of expansion capital expenditures.

Cash used in continuing financing activities for the three months ended March 31, 2021 was $1,648.5 million compared $12.7 million for the three months ended March 31, 2020. Cash used in continuing financing activities for the three months ended March 31, 2021 consisted of repayment of long-term debt of $2,224.6 million, principal payments on revolving credit facility of $270.0 million, payment of debt issuance costs of $9.9 million, distributions to noncontrolling interests of $0.4 million and other of $6.8 million offset by common stock withheld for minimum statutory taxes of $8.2 million, borrowings of long-term debt of $425.0 million and borrowings on revolving credit facility of $430.0 million. Cash used in continuing financing activities for the three months ended March 31, 2020 primarily consisted of principal payments of long-term debt of $10.6 million, common stock withheld for minimum statutory taxes of $1.4 million, $0.3 million of distributions to noncontrolling interest and other of $0.4 million.

We had total available cash and cash equivalents of $178.9 million and $378.7 million at March 31, 2021 and December 31, 2020, respectively, of which approximately $11.1 million and $17.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

We believe existing cash on hand, cash flows from operations, the availability under our revolving line of credit and cash from additional financing will be sufficient to meet our expected liquidity needs during the next 12 months.

New Credit Facility

We entered into a New Credit Facility on March 17, 2021. This New Credit Facility provides for a $600.0 million Revolving Facility and a $425.0 million Term Loan Facility with each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, we (i) refinanced and terminated our Prior Credit Facility and (ii) financed the redemption of all of our outstanding 5.625% Senior Notes.

We had $422.0 million of availability under the Revolving Facility and had standby letters of credit outstanding of $18.0 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2021.

The New Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $2.7 million for June 30, 2021 to March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 31, 2026.

We have the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of our Consolidated EBITDA (as defined in the New Credit Facility) and its Restricted Subsidiaries (as defined in the New Credit Facility) (as determined for the four fiscal quarter period most recently ended for which financial statements are available), and (ii) additional amounts so long as, after giving effect thereto, the Consolidated Senior Secured Net Leverage Ratio (as defined in the New Credit Facility) does not exceed 3.5 to 1.0.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of its obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at our option, either (i) adjusted LIBOR plus 1.75% or (ii) an alternative base rate plus 0.75% (in each case, subject to adjustment based on the Company’s consolidated total net leverage ratio). An unused fee initially set at 0.25% per annum (subject to adjustment based on the Company’s consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

The interest rates and the unused line fee on unused commitments related to the Senior Facilities are based upon the following pricing tiers:

Pricing Tier	Consolidated Total Net Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate and Swing Line Loans	Commitment Fee
1	≥ 4.50:1.0	2.250%	1.250%	0.350%
2	<4.50:1.0 but ≥ 3.75:1.0	2.000%	1.000%	0.300%
3	<3.75:1.0 but ≥ 3.00:1.0	1.750%	0.750%	0.250%
4	<3.00:1.0 but ≥ 2.25:1.0	1.500%	0.500%	0.200%
5	<2.25:1.0	1.375%	0.375%	0.200%

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0  and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At March 31, 2021, the Company was in compliance with such covenants.

Prior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. We have amended the Prior Credit Facility from time to time as described in our prior filings with the SEC.

On April 21, 2020, we entered into the Thirteenth Amendment to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

On November 13, 2020, we entered into the Fourth Repricing Facilities Amendment to the Prior Credit Facility. The Fourth Repricing Facilities Amendment extended the maturity date of each of the prior revolving line of credit and the prior TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million with an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million with an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remained unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remained unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, we recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statements of operations at December 31, 2020.

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statements of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes due 2028. The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, we issued $475.0 million of 5.000% Senior Notes. The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our existing Tranche B-3 Facility and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statements of operations for the year ended December 31, 2020.

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

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guarantee our obligations under the Prior Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the Senior Notes at our option, in whole or part, at the dates and amounts set forth in the indentures.

5.625% Senior Notes due 2023

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes due 2023. On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, we have outstanding an aggregate of $650.0 million of 5.625% Senior Notes. The 5.625% Senior Notes mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On March 17, 2021, we redeemed the 5.625% Senior Notes.

6.500% Senior Notes due 2024

On February 16, 2016, we issued $390.0 million of 6.500% Senior Notes due 2024. The 6.500% Senior Notes mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. On March 1, 2021, we redeemed the 6.500% Senior Notes.

Redemption of 5.625% Senior Notes and 6.500% Senior Notes

On January 29, 2021, we issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.625% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes.

On March 1, 2021, we satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, we recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the condensed consolidated statements of operations.

On March 17, 2021, the Company satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, the Company recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the condensed consolidated statements of operations.

6.125% Senior Notes Due 2021

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021. The 6.125% Senior Notes mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. On June 24, 2020, we redeemed the 6.125% Senior Notes.

5.125% Senior Notes due 2022

On July 1, 2014, we issued $300.0 million of 5.125% Senior Notes due 2022. The 5.125% Senior Notes mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year. On June 24, 2020, we redeemed the 5.125% Senior Notes.

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on Redemption Date, in each case at the Redemption Price. On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statements of operations for the year ended December 31, 2020.

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2021 (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$72,421	$164,291	$647,998	$1,057,875	$1,942,585
Operating lease liabilities (b)	24,642	38,465	26,268	51,895	141,270
Finance lease liabilities	32,205	1,980	2,120	23,728	60,033
Total obligations and commitments	$129,268	$204,736	$676,386	$1,133,498	$2,143,888

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2021.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At March 31, 2021, we had standby letters of credit outstanding of $18.0 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Critical Accounting Policies

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. As of our most recent impairment test on October 1, 2020, we had two operating segments for segment reporting purposes, U.S. Facilities and U.K. Facilities, each of which represented a reporting unit for purposes of our goodwill impairment test.

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

Due to the classification of the U.K. Facilities in discontinued operations, we have one operating segment, behavioral health services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for future goodwill impairment tests.

There have been no material changes in our critical accounting policies at March 31, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2021 was composed of $915.0 million of fixed-rate debt and $581.1 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.19% higher rate on our variable rate debt) would decrease our net income and cash flows by $0.8 million on an annual basis based upon our borrowing level at March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item may be found in Note 19—Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page 6 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	15,301	$18.00	—	—
February 1 – February 28	28,352	34.19	—	—
March 1 – March 31	42,296	26.68	—	—
Total	85,949

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
10.1

Credit Agreement, dated as of March 17, 2021, among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (2)

10.2	Security and Pledge Agreement, dated as of March 17, 2021, among the Company, the other obligors party thereto and Bank of America, N.A., as Administrative Agent. (2)

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 22, 2021 (File No. 001-35331).
*	Filed herewith.

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

Dated: April 30, 2021