Form 10-Q
period 2021-06-30
Acadia Healthcare Company, Inc.
filed 2021-08-03
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At August 3, 2021, there were 89,863,379 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$185,546	$378,697
Accounts receivable, net	286,522	273,551
Other current assets	103,558	61,332
Current assets held for sale	—	1,809,815
Total current assets	575,626	2,523,395
Property and equipment, net	1,651,274	1,622,896
Goodwill	2,103,503	2,105,264
Intangible assets, net	68,463	68,535
Deferred tax assets	3,145	3,209
Operating lease right-of-use assets	101,691	96,937
Other assets	60,299	79,126
Total assets	$4,564,001	$6,499,362

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,281	$153,478
Accounts payable	87,223	87,815
Accrued salaries and benefits	133,590	124,912
Current portion of operating lease liabilities	19,254	18,916
Other accrued liabilities	171,867	178,453
Derivative instrument liabilities	—	84,584
Current liabilities held for sale	—	660,027
Total current liabilities	425,215	1,308,185
Long-term debt	1,443,192	2,968,948
Deferred tax liabilities	73,144	50,017
Operating lease liabilities	89,107	84,029
Other liabilities	118,363	133,412
Total liabilities	2,149,021	4,544,591
Redeemable noncontrolling interests	58,394	55,315
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 88,917,339 and 88,024,395 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	889	880
Additional paid-in capital	2,611,852	2,580,327
Accumulated other comprehensive loss	—	(371,365)
Accumulated deficit	(256,155)	(310,386)
Total equity	2,356,586	1,899,456
Total liabilities and equity	$4,564,001	$6,499,362

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenue	$582,156	$491,475	$1,133,355	$1,000,692
Salaries, wages and benefits (including equity-based compensation expense of $9,031, $5,808, $16,065 and $10,787, respectively)	309,233	275,258	613,566	562,245
Professional fees	34,696	30,586	66,313	61,637
Supplies	22,633	21,059	43,955	43,255
Rents and leases	9,620	9,493	19,032	18,610
Other operating expenses	73,751	66,171	145,761	134,327
Other income	—	(18,070)	—	(18,070)
Depreciation and amortization	25,650	23,331	50,544	46,166
Interest expense, net	16,687	38,518	45,714	81,083
Debt extinguishment costs	—	3,271	24,650	3,271
Loss on impairment	23,214	—	23,214	—
Transaction-related expenses	1,675	5,008	6,285	6,534
Total expenses	517,159	454,625	1,039,034	939,058
Income from continuing operations before income taxes	64,997	36,850	94,321	61,634
Provision for income taxes	19,333	9,177	25,537	14,983
Income from continuing operations	45,664	27,673	68,784	46,651
Income (loss) from discontinued operations, net of taxes	—	14,041	(12,641)	29,130
Net income	45,664	41,714	56,143	75,781
Net income attributable to noncontrolling interests	(1,150)	(635)	(1,912)	(1,239)
Net income attributable to Acadia Healthcare Company, Inc.	$44,514	$41,079	$54,231	$74,542
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.50	$0.31	$0.76	$0.52
Income (loss) from discontinued operations	—	0.16	(0.15)	0.33
Net income attributable to Acadia Healthcare Company, Inc.	$0.50	$0.47	$0.61	$0.85

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.49	$0.31	$0.74	$0.51
Income (loss) from discontinued operations	—	0.15	(0.14)	0.33
Net income attributable to Acadia Healthcare Company, Inc.	$0.49	$0.46	$0.60	$0.84
Weighted-average shares outstanding:
Basic	88,842	87,872	88,543	87,818
Diluted	90,590	88,608	90,381	88,228

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$45,664	$41,714	$56,143	$75,781
Other comprehensive income (loss):
Foreign currency translation loss	—	(7,183)	(4,260)	(129,183)
(Loss) gain on derivative instruments, net of tax of $0.0 million, $(0.2) million, $0.1 million and $16.0 million, respectively	—	(558)	19	43,188
U.K. Sale	—	—	375,606	—
Other comprehensive (loss) income	—	(7,741)	371,365	(85,995)
Comprehensive income (loss)	45,664	33,973	427,508	(10,214)
Comprehensive income attributable to noncontrolling interests	(1,150)	(635)	(1,912)	(1,239)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$44,514	$33,338	$425,596	$(11,453)

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	(Loss)	Deficit)	Total
Balance at December 31, 2019	87,715	$877	$2,557,642	$(414,884)	$361,746	$2,505,381
Common stock issued under stock incentive plans	127	1	(1)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(1,402)	—	—	(1,402)
Equity-based compensation expense	—	—	4,979	—	—	4,979
Other comprehensive loss	—	—	—	(78,254)	—	(78,254)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	33,463	33,463
Balance at March 31, 2020	87,842	878	2,561,218	(493,138)	395,209	2,464,167
Common stock issued under stock incentive plans	56	1	169	—	—	170
Common stock withheld for minimum statutory taxes	—	—	(145)	—	—	(145)
Equity-based compensation expense	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(7,741)	—	(7,741)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	41,079	41,079
Balance at June 30, 2020	87,898	879	2,567,050	(500,879)	436,288	2,503,338
Common stock issued under stock incentive plans	22	—	180	—	—	180
Common stock withheld for minimum statutory taxes	—	—	(114)	—	—	(114)
Equity-based compensation expense	—	—	5,471	—	—	5,471
Other comprehensive income	—	—	—	60,766	—	60,766
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	36,998	36,998
Balance at September 30, 2020	87,920	879	2,572,587	(440,113)	473,286	2,606,639
Common stock issued under stock incentive plans	104	1	1,676	—	—	1,677
Common stock withheld for minimum statutory taxes	—	—	(182)	—	—	(182)
Equity-based compensation expense	—	—	6,246	—	—	6,246
Other comprehensive income	—	—	—	68,748	—	68,748
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(783,672)	(783,672)
Balance at December 31, 2020	88,024	880	2,580,327	(371,365)	(310,386)	1,899,456
Common stock issued under stock incentive plans	705	7	12,733	—	—	12,740
Common stock withheld for minimum statutory taxes	—	—	(4,521)	—	—	(4,521)
Equity-based compensation expense	—	—	7,034	—	—	7,034
Other	—	—	2,208	—	—	2,208
Other comprehensive income	—	—	—	371,365	—	371,365
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	9,717	9,717
Balance at March 31, 2021	88,729	887	2,597,781	—	(300,669)	2,297,999
Common stock issued under stock incentive plans	188	2	5,620	—	—	5,622
Common stock withheld for minimum statutory taxes	—	—	(580)	—	—	(580)
Equity-based compensation expense	—	—	9,031	—	—	9,031
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	44,514	44,514
Balance at June 30, 2021	88,917	$889	$2,611,852	$—	$(256,155)	$2,356,586

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating activities:
Net income	$56,143	$75,781
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	50,544	46,166
Amortization of debt issuance costs	2,463	6,382
Equity-based compensation expense	16,065	10,787
Deferred income taxes	8,457	22,136
Loss (income) from discontinued operations, net of taxes	12,641	(29,130)
Debt extinguishment costs	24,650	3,271
Loss on impairment	23,214	—
Other	828	(955)
Change in operating assets and liabilities:
Accounts receivable, net	(12,972)	11,015
Other current assets	(32,056)	(9,029)
Other assets	7,276	1,949
Accounts payable and other accrued liabilities	11,306	40,034
Accrued salaries and benefits	8,823	(1,455)
Other liabilities	(11,121)	26,322
Net cash provided by continuing operating activities	166,261	203,274
Net cash provided by discontinued operating activities	253	61,668
Net cash provided by operating activities	166,514	264,942
Investing activities:
Cash paid for capital expenditures	(112,953)	(114,251)
Proceeds from U.K. Sale	1,511,020	—
Settlement of foreign currency derivatives	(84,795)	—
Proceeds from sale of property and equipment	899	43
Other	4,953	(4,847)
Net cash provided by (used in) continuing investing activities	1,319,124	(119,055)
Net cash used in discontinued investing activities	—	(20,874)
Net cash provided by (used in) investing activities	1,319,124	(139,929)
Financing activities:
Borrowings on long-term debt	425,000	450,000
Borrowings on revolving credit facility	430,000	100,000
Principal payments on revolving credit facility	(305,000)	(100,000)
Principal payments on long-term debt	(2,656)	(21,242)
Repayment of long-term debt	(2,227,935)	(450,000)
Payment of debt issuance costs	(7,964)	(10,595)
Common stock withheld for minimum statutory taxes, net	13,261	(1,377)
Distributions to noncontrolling interests	(633)	(451)
Other	(6,929)	(854)
Net cash used in continuing financing activities	(1,682,856)	(34,519)
Net cash used in discontinued financing activities	—	(1,490)
Net cash used in financing activities	(1,682,856)	(36,009)
Effect of exchange rate changes on cash	4,067	(1,257)
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets held for sale	(193,151)	87,747
Less: cash classified within current assets held for sale	—	(44,268)
Net (decrease) increase in cash and cash equivalents	(193,151)	43,479
Cash and cash equivalents at beginning of the period	378,697	124,192
Cash and cash equivalents at end of the period	$185,546	$167,671

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At June 30, 2021, the Company operated 229 behavioral healthcare facilities with approximately 10,100 beds in 40 states and Puerto Rico.

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

As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. In December 2020, the Company’s U.K. operations met the criteria to be classified as assets held for sale. The carrying value of the U.K. operations was written down to fair value less costs to sell in the condensed consolidated balance sheet at December 31, 2020. This resulted in a loss on sale of $867.3 million, which includes approximately $356.2 million of non-cash goodwill impairment, within discontinued operations in the consolidated statement of operations for the year ended December 31, 2020. During the first quarter of 2021, an additional $14.3 million was recorded as loss on sale primarily resulting from an increase in the U.K. operations carrying value.

For the three and six months ended June 30, 2021 and 2020, results of operations of the U.K. operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$258,836	$62,520	$532,429
Salaries, wages and benefits	—	152,345	35,937	305,674
Professional fees	—	28,028	6,815	60,277
Supplies	—	9,065	2,217	18,840
Rents and leases	—	11,334	2,509	23,041
Other operating expenses	—	26,429	6,682	56,802
Depreciation and amortization	—	18,114	—	36,959
Interest expense, net	—	208	10	428
Loss on sale	—	—	14,254	—
Transaction-related expenses	—	233	6,265	2,256
Total expenses	—	245,756	74,689	504,277
Income (loss) from discontinued operations before income taxes	—	13,080	(12,169)	28,152
(Benefit from) provision for income taxes	—	(961)	472	(978)
Income (loss) from discontinued operations	$—	$14,041	$(12,641)	$29,130

The major classes of assets and liabilities for the U.K. operations as of December 31, 2020 are shown below (in thousands):

Cash and cash equivalents	$75,051
Accounts receivable, net	52,196
Other current assets	13,361
Current assets of discontinued operations	140,608
Property and equipment, net	1,297,923
Goodwill	—
Intangible assets, net	22,289
Operating lease right-of-use assets	341,289
Other assets	7,706
Total assets of discontinued operations	$1,809,815

Current liabilities:
Accounts payable	$44,929
Current portion of operating lease liabilities	11,141
Other current liabilities	136,895
Current liabilities of discontinued operations	192,965
Operating lease liabilities	387,607
Deferred tax liabilities	57,230
Other liabilities	22,225
Total liabilities of discontinued operations	$660,027

4.	Revenue

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acute inpatient psychiatric facilities	$281,190	$224,844	$548,549	$464,258
Specialty treatment facilities	227,042	192,479	438,799	386,090
Residential treatment centers	71,722	68,845	140,371	139,279
Outpatient community-based facilities	2,202	5,307	5,636	11,065
Revenue	$582,156	$491,475	$1,133,355	$1,000,692

The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and six months ended June 30, 2021 and 2020 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$178,846	30.7%	$140,028	28.5%	$341,548	30.1%	$283,170	28.3%
Medicare	90,494	15.5%	75,914	15.4%	176,679	15.6%	148,185	14.8%
Medicaid	282,416	48.5%	245,690	50.0%	557,036	49.1%	505,734	50.5%
Self-Pay	23,434	4.0%	22,476	4.6%	45,877	4.0%	49,510	5.0%
Other	6,966	1.3%	7,367	1.5%	12,215	1.2%	14,093	1.4%
Revenue	$582,156	100.0%	$491,475	100.0%	$1,133,355	100.0%	$1,000,692	100.0%

Contract liabilities primarily consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. The Company repaid approximately $7 million of the $45 million of advance payments during the second quarter of 2021 via recoupment from the Company’s new Medicare claims and will continue to repay the remaining balance on a monthly basis through June 2022. Contract liabilities of $41.3 million are included in other accrued liabilities at June 30, 2021 and, for December 31, 2020, $35.9 million was included in other accrued liabilities and $11.3 million in other liabilities on the condensed consolidated balance sheets. A summary of the activity in unearned revenue is as follows (in thousands):

Balance at December 31, 2020	$47,196
Payments received	2,916
Revenue recognized	(1,508)
Medicare advance repayments	(7,255)
Balance at June 30, 2021	$41,349

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$44,514	$27,038	$66,872	$45,412
Income (loss) from discontinued operations	—	14,041	(12,641)	29,130
Net income attributable to Acadia Healthcare Company, Inc.	$44,514	$41,079	$54,231	$74,542
Denominator:
Weighted average shares outstanding for basic earnings per share	88,842	87,872	88,543	87,818
Effects of dilutive instruments	1,748	736	1,838	410
Shares used in computing diluted earnings per common share	90,590	88,608	90,381	88,228

Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.50	$0.31	$0.76	$0.52
Income (loss) from discontinued operations	—	0.16	(0.15)	0.33
Net income attributable to Acadia Healthcare Company, Inc.	$0.50	$0.47	$0.61	$0.85

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.49	$0.31	$0.74	$0.51
Income (loss) from discontinued operations	—	0.15	(0.14)	0.33
Net income attributable to Acadia Healthcare Company, Inc.	$0.49	$0.46	$0.60	$0.84

Approximately 0.4 million and 2.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive. Approximately 0.7 million and 2.2 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

6.	Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Income taxes receivable	$36,700	$897
Prepaid expenses	16,456	19,480
Assets held for sale	15,842	—
Workers’ compensation deposits – current portion	12,000	12,000
Insurance receivable – current portion	6,792	6,792
Other receivables	6,684	10,025
Inventory	4,666	4,851
Cost report receivable	2,143	5,818
Other	2,275	1,469
Other current assets	$103,558	$61,332

7.	Property and Equipment

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$149,462	$144,221
Building and improvements	1,629,115	1,490,149
Equipment	237,884	220,690
Construction in progress	125,240	217,479
	2,141,701	2,072,539
Less: accumulated depreciation	(490,427)	(449,643)
Property and equipment, net	$1,651,274	$1,622,896

During the three months ended June 30, 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility.
8.	Goodwill and Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,669	11,873	—	—
Trade names	39,526	39,526	—	—
Certificates of need	17,268	17,136	—	—
	68,463	68,535	—	—
Total	$69,594	$69,666	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

During the three months ended June 30, 2021, the Company sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. This disposition is reflected in other investing activities in the condensed consolidated statement of cash flows.

9.	The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (the “PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the CMS Accelerated and Advance Payment Program. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. The Company repaid approximately $7 million of the $45 million of advance payments during the second quarter of 2021 via recoupment from the Company’s new Medicare claims and will continue to repay the remaining balance on a monthly basis through June 2022. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021. In April 2021, the Company received $24.2 million of additional funds from the PHSSE Fund, which is included in other accrued liabilities on the condensed consolidated balance sheets at June 30, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 the Company received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation and an $8.3 million permanent benefit due to loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). The Company also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. Additionally, the Company expects to repay half of the $39 million in 2020 payroll tax deferrals by the end of 2021 and the remaining portion in 2022.

During the three months ended June 30, 2020, the Company recorded $18.1 million of other income in the condensed consolidated statement of operations related to $19.7 million received from the PHSSE Fund during the quarter. This was subsequently reversed during the third quarter of 2020. During the fourth quarter of 2020, the Company recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. The Company’s recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, funds received under the CARES Act and other government relief programs.
10.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Unearned revenue	$41,349	$35,946
Government relief funds	33,011	5,495
Finance lease liabilities	31,856	32,188
Accrued expenses	24,249	28,452
Accrued interest	17,764	40,479
Insurance liability – current portion	9,700	9,700
Accrued property taxes	8,265	6,763
Income taxes payable	109	16,345
Other	5,564	3,085
Other accrued liabilities	$171,867	$178,453

In July 2021, the Company purchased a leased property for approximately $31 million, which was recorded as a finance lease liability within other accrued liabilities on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

11.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
New Credit Facility:
Term Loan A	$422,344	$—
Revolving Line of Credit	125,000	—
Prior Credit Facility:
Senior Secured Term A Loan	—	311,733
Senior Secured Term B Loans	—	872,870
Senior Secured Revolving Line of Credit	—	—
5.625% Senior Notes due 2023	—	650,000
6.500% Senior Notes due 2024	—	390,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Other long-term debt	—	3,625
Less: unamortized debt issuance costs, discount and premium	(15,871)	(30,802)
	1,456,473	3,122,426
Less: current portion	(13,281)	(153,478)
Long-term debt	$1,443,192	$2,968,948

New Credit Facility

The Company entered into a new senior credit facility (the “New Credit Facility”) on March 17, 2021. This New Credit Facility provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $425.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Facilities”), each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which the Company may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, the Company (i) refinanced and terminated the Company’s prior credit facilities under the Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Prior Credit Facility”) and (ii) financed the redemption of all of the Company’s outstanding 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”).

The Company had $470.7 million of availability under the Revolving Facility and had standby letters of credit outstanding of $4.3 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2021.

During the three months ended June 30, 2021, the Company repaid $35.0 million of the balance outstanding on the Revolving Facility.

The New Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of $2.7 million for September 30, 2021 to March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0  and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At June 30, 2021, the Company was in compliance with such covenants.

Prior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. The Company amended the Prior Credit Facility from time to time as described in the Company’s prior filings with the SEC.

On April 21, 2020, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

On November 13, 2020, the Company entered into the Fourth Repricing Facilities Amendment (the “Fourth Repricing Facilities Amendment”) to the Prior Credit Facility. The Fourth Repricing Facilities Amendment extended the maturity date of each of the prior revolving line of credit and the prior Term Loan A Facility (“TLA Facility”) from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million with an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million with an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remained unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remained unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, the Company recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Term Loan B Facility Tranche B-4 (“Tranche B-4 Facility”). On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our existing Term Loan B Facility Tranche B-3 (“Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, the Company recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

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

5.625% Senior Notes due 2023

On February 11, 2015, the Company issued $375.0 million of 5.625% Senior Notes. On September 21, 2015, the Company issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, the Company had outstanding an aggregate of $650.0 million of 5.625% Senior Notes. The 5.625% Senior Notes were to mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On March 17, 2021, the Company redeemed the 5.625% Senior Notes.

6.500% Senior Notes due 2024

On February 16, 2016, the Company issued $390.0 million of 6.500% Senior Notes due 2024 (the “6.500% Senior Notes”). The 6.500% Senior Notes were to mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. On March 1, 2021, the Company redeemed the 6.500% Senior Notes.

Redemption of 5.625% Senior Notes and 6.500% Senior Notes

On January 29, 2021, the Company issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.625% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes.

On March 1, 2021, the Company satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, the Company recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the condensed consolidated statement of operations.

On March 17, 2021, the Company satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, the Company recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the condensed consolidated statement of operations.

6.125% Senior Notes due 2021

On March 12, 2013, the Company issued $150.0 million of 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”). The 6.125% Senior Notes were to mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. On June 24, 2020, the Company redeemed the 6.125% Senior Notes.

5.125% Senior Notes due 2022

On July 1, 2014, the Company issued $300.0 million of 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”). The 5.125% Senior Notes were to mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year. On June 24, 2020, the Company redeemed the 5.125% Senior Notes.

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, the Company issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on July 10, 2020 (the “Redemption Date”), in each case at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including the Redemption Date (the “Redemption Price”). On June 24, 2020, the Company satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the Company recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statement of operations for the year ended December 31, 2020.

Other long-term debt

During the three months ended June 30, 2021, the Company repaid other long-term debt of $3.3 million, which is reflected in repayment of long-term debt within financing activities in the condensed consolidated statement of cash flows.
12.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2020	$55,315
Contribution of redeemable noncontrolling interests	1,800
Net income attributable to noncontrolling interests	1,912
Dividend payments to noncontrolling interests	(633)
Balance at June 30, 2021	$58,394

13.	Variable Interest Entities

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

At June 30, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at June 30, 2021 and December 31, 2020 include total assets of variable interest entities of $281.4 million and $261.7 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at June 30, 2021 and December 31, 2020 include total liabilities of variable interest entities of $26.3 million and $26.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$20,983	$15,151
Accounts receivable, net	24,384	18,507
Other current assets	1,228	1,461
Total current assets	46,595	35,119
Property and equipment, net	183,537	175,103
Goodwill	34,945	34,945
Intangible assets, net	9,581	9,581
Operating lease right-of-use assets	6,758	6,909
Total assets	$281,416	$261,657

Accounts payable	$3,285	$4,143
Accrued salaries and benefits	4,509	4,357
Current portion of operating lease liabilities	180	164
Other accrued liabilities	9,433	8,366
Total current liabilities	17,407	17,030
Operating lease liabilities	6,769	6,863
Other liabilities	2,166	2,166
Total liabilities	$26,342	$26,059

14.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2020	$(373,101)	$13,686	$(11,950)	$(371,365)
Foreign currency translation (loss) gain	(4,293)	—	33	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19	—	19
U.K. Sale	377,394	(13,705)	11,917	375,606
Balance at June 30, 2021	$—	$—	$—	$—

15.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2021, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,485,649 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $9.0 million and $5.8 million in equity-based compensation expense for the three months ended June 30, 2021 and 2020, respectively and $16.1 million and $10.8 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was $55.7 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

The Company recognized a deferred income tax benefit of $2.3 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $4.1 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2020 and 2021 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	1,360,068	$39.40	7.57	$1,650
Options granted	507,600	33.13	9.18	157
Options exercised	(68,700)	29.15	N/A	854
Options cancelled	(288,662)	39.67	N/A	N/A
Options outstanding at December 31, 2020	1,510,306	37.56	7.35	1,414
Options granted	282,320	57.15	9.76	378
Options exercised	(478,047)	38.49	N/A	9,568
Options cancelled	(105,709)	39.89	N/A	N/A
Options outstanding at June 30, 2021	1,208,870	$41.57	7.83	$20,774
Options exercisable at December 31, 2020	596,606	$45.37	5.55	$543
Options exercisable at June 30, 2021	388,759	$44.28	5.88	$5,853

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2021 and year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average grant-date fair value of options	$20.59	$12.37
Risk-free interest rate	0.9%	1.6%
Expected volatility	40%	41%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2020 and 2021 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	805,136	$34.14
Granted	637,312	25.82
Cancelled	(129,683)	34.56
Vested	(289,769)	35.88
Unvested at December 31, 2020	1,022,996	$28.41
Granted	284,930	57.88
Cancelled	(41,941)	37.01
Vested	(325,282)	30.67
Unvested at June 30, 2021	940,703	$36.17

Restricted stock unit activity during 2020 and 2021 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	447,357	$38.89
Granted	583,680	10.60
Performance adjustment	117,772	13.50
Cancelled	(63,056)	43.35
Vested	(12,691)	42.09
Unvested at December 31, 2020	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	345,731	24.10
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at June 30, 2021	1,384,158	$22.66

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets and Company performance compared to peers. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the two- or three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. Additionally, the number of shares issuable pursuant to restricted stock units granted during 2020 are subject to adjustment based on the Company’s three-year annualized total stockholder return relative to a peer group consisting of S&P 1500 companies within the Healthcare Providers & Services 6 digit GICS industry group and selected other companies deemed to be peers. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets and, for 2021 and 2020 awards, performance compared to peers.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at its Monte-Carlo simulation value for units subject to market conditions.
16.	Income Taxes

The provision for income taxes for the three months ended June 30, 2021 and 2020 reflects effective tax rates of 29.7% and 24.9%, respectively, and 27.1% and 24.3% for the six months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2021 was primarily attributable to an increase in the Company’s amount of disallowed compensation-related deductions in the current year and an increase to the Company’s valuation allowance recorded on certain deferred tax assets.

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
17.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s New Credit Facility, Prior Credit Facility, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes, other long-term debt and derivative instruments at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
New Credit Facility	$544,392	$—	$544,392	$—
Prior Credit Facility	$—	$1,175,437	$—	$1,175,437
5.625% Senior Notes due 2023	$—	$646,344	$—	$647,960
6.500% Senior Notes due 2024	$—	$385,636	$—	$393,850
5.500% Senior Notes due 2028	$443,511	$443,139	$473,448	$475,931
5.000% Senior Notes due 2029	$468,570	$468,245	$488,672	$499,852
Other long-term debt	$—	$3,625	$—	$3,625
Derivative instrument liabilities	$—	$84,584	$—	$84,584

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

18.Commitments and Contingencies

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
19.	Derivatives

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

In conjunction with the U.K. Sale in January 2021, the Company settled its cross currency swap liability and outstanding forward contracts. Cash paid from the settlement of the cross currency swap derivatives and forward contracts outstanding at December 31, 2020 are included in investing activities as part of the net proceeds received from the U.K. Sale in the condensed consolidated statement of cash flows.

The Company designated the cross currency swap agreements and forward contracts entered into during 2020 as qualifying hedging instruments and accounted for these derivatives as net investment hedges. The fair value of these derivatives at December 31, 2020 of $84.6 million is recorded as derivative instrument liabilities in the condensed consolidated balance sheet. During 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components were recorded in interest expense on the condensed consolidated statement of operations. Gains and losses resulting from fair value adjustments to the cross currency swap agreements were recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. These gains and losses were considered in the carrying value of the U.K. operations and included in the loss on the U.K. Sale recorded in December 31, 2020 and January 2021. Prior to the U.K. Sale, cash flows related to the cross currency swap derivatives are included in operating activities in the condensed consolidated statement of cash flows.

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. The 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes and 5.000% Senior Notes were jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Prior Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for Acadia Healthcare Company, Inc. and the combined wholly-owned subsidiary guarantors at June 30, 2021 and December 31, 2020, and for the six months ended June 30, 2021.

Summarized balance sheet information (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$509,468	$654,735
Property and equipment, net	1,442,435	1,421,875
Goodwill	1,990,544	1,992,305
Total noncurrent assets	3,645,734	3,640,809

Current liabilities	403,943	626,419
Long-term debt	1,416,191	2,786,125
Total noncurrent liabilities	1,689,357	3,045,981
Redeemable noncontrolling interests	—	—
Total equity	2,061,902	623,144

Summarized operating results information (in thousands):

Six Months Ended June 30, 2021
Revenue	$1,047,201
Income before income taxes	82,418
Net income	59,584
Net income attributable to Acadia Healthcare Company, Inc.	59,584

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	our future cash flow and earnings;
•	our restrictive covenants, which may restrict our business and financing activities;
•	the impact of the economic and employment conditions on our business and future results of operations;
•	the impact of adverse weather conditions, including the effects of hurricanes and wildfires;
•	compliance with laws and government regulations;
•

the impact of claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employee related claims;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	any failure to comply with the terms of the Company’s corporate integrity agreement with the OIG;
•	the impact of healthcare reform in the U.S. and abroad, including the potential repeal, replacement or modification of the Patient Protection and Affordable Care Act;
•	the risk of a cyber-security incident and any resulting adverse impact on our operations or violation of laws and regulations regarding information privacy;
•	the impact of our highly competitive industry on patient volumes;

•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and wholly-owned de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2021, we operated 229 behavioral healthcare facilities with approximately 10,100 beds in 40 states and Puerto Rico. During the six months ended June 30, 2021, we added 258 beds, consisting of 178 beds to existing facilities and 80 through the opening of one wholly-owned facility and three comprehensive treatment centers (“CTCs”). For the year ending December 31, 2021, we expect to add approximately 300 beds to existing facilities, 170 beds through the opening of one wholly-owned facility and one joint venture facility and expect to open 11 CTCs.

We are the leading publicly traded pure-play provider of behavioral healthcare services in the United States. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. through acquisitions, wholly-owned de novo facilities, joint ventures and bed additions in existing facilities.

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

We have developed additional supply chain management processes, which includes extensive tracking and delivery of key personal protective equipment (“PPE”) and supplies and sharing resources across all facilities. We could experience supply chain disruptions and significant price increases in equipment, pharmaceuticals and medical supplies, particularly PPE. Pandemic-related staffing difficulties and equipment, pharmaceutical and medical supplies shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor and an increase in overtime hours paid to our employees.

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

As noted above, the U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial funds distributed from the PHSSE Fund in April 2020. We received an additional $12.8 million from the PHSSE Fund in August 2020. In April 2021, we received $24.2 million of additional funds from the PHSSE Fund, which is included in other accrued liabilities on the condensed consolidated balance sheet at June 30, 2021. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

During the three months ended June 30, 2020, we recorded $18.1 million of other income in the condensed consolidated statement of operations related to $19.7 million received from the PHSSE Fund during the quarter. This was subsequently reversed during the third quarter of 2020. During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

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

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset is limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program. We repaid approximately $7 million of the $45 million of advance payments during the second quarter of 2021 via recoupment from our new Medicare claims and will continue to repay the remaining balance on a monthly basis through June 2022.

Under the CARES Act, we also received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 we received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation, and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). We also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. Additionally, we expect to repay half of the $39 million in 2020 payroll tax deferrals by the end of 2021 and the remaining portion in 2022.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$582,156	100.0%	$491,475	100.0%	$1,133,355	100.0%	$1,000,692	100.0%
Salaries, wages and benefits	309,233	53.1%	275,258	56.0%	613,566	54.1%	562,245	56.2%
Professional fees	34,696	6.0%	30,586	6.2%	66,313	5.9%	61,637	6.2%
Supplies	22,633	3.9%	21,059	4.3%	43,955	3.9%	43,255	4.3%
Rents and leases	9,620	1.7%	9,493	1.9%	19,032	1.7%	18,610	1.9%
Other operating expenses	73,751	12.7%	66,171	13.5%	145,761	12.9%	134,327	13.4%
Other income	—	0.0%	(18,070)	-3.7%	—	0.0%	(18,070)	-1.8%
Depreciation and amortization	25,650	4.4%	23,331	4.7%	50,544	4.5%	46,166	4.6%
Interest expense	16,687	2.9%	38,518	7.8%	45,714	4.0%	81,083	8.1%
Debt extinguishment costs	—	0.0%	3,271	0.7%	24,650	2.2%	3,271	0.3%
Loss on impairment	23,214	4.0%	—	0.0%	23,214	2.0%	—	0.0%
Transaction-related expenses	1,675	0.3%	5,008	1.0%	6,285	0.6%	6,534	0.7%
Total expenses	517,159	89.0%	454,625	92.4%	1,039,034	91.8%	939,058	93.9%
Income from continuing operations before income taxes	64,997	11.0%	36,850	7.6%	94,321	8.3%	61,634	6.1%
Provision for income taxes	19,333	3.3%	9,177	1.9%	25,537	2.2%	14,983	1.5%
Income from continuing operations	45,664	7.8%	27,673	5.7%	68,784	6.1%	46,651	4.6%
Income (loss) from discontinued operations, net of taxes	—	0.0%	14,041	2.8%	(12,641)	-1.1%	29,130	2.9%
Net income	45,664	7.8%	41,714	8.5%	56,143	5.0%	75,781	7.5%
Net income attributable to noncontrolling interests	(1,150)	-0.2%	(635)	-0.1%	(1,912)	-0.2%	(1,239)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$44,514	7.6%	$41,079	8.4%	$54,231	4.8%	$74,542	7.4%

At June 30, 2021, we operated 229 behavioral healthcare facilities with approximately 10,100 beds in 40 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. operations are reported as discontinued operations in the accompanying financial statements.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and six months ended June 30, 2021 compared to the same periods in 2020:

	Three Months Ended	Six Months Ended
U.S. Same Facility Results (a)
Revenue growth	18.0%	12.6%
Patient days growth	9.8%	6.2%
Admissions growth	13.4%	6.9%
Average length of stay change (b)	-3.1%	-0.6%
Revenue per patient day growth	7.5%	6.0%
Adjusted EBITDA margin change (c)	180 bps	230 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

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

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue. Revenue increased $90.7 million, or 18.5%, to $582.2 million for the three months ended June 30, 2021 from $491.5 million for the three months ended June 30, 2020. Same facility revenue increased $87.9 million, or 18.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, resulting from same facility growth in patient days of 9.8% and an increase in same facility revenue per day of 7.5%. Consistent with same facility growth in 2020, the growth in same facility patient days for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $309.2 million for the three months ended June 30, 2021 compared to $275.3 million for the three months ended June 30, 2020, an increase of $33.9 million. SWB expense included $9.0 million and $5.8 million of equity-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $300.2 million, or 51.6% of revenue, for the three months ended June 30, 2021, compared to $269.5 million, or 54.8% of revenue, for the three months ended June 30, 2020. The decrease in SWB expense as a percentage of revenue is primarily due to the fixed staffing and benefit costs in the period of lower occupancy resulting from COVID-19 during the three months ended June 30, 2020. Same facility SWB expense was $275.9 million for the three months ended June 30, 2021, or 47.9% of revenue, compared to $249.5 million for the three months ended June 30, 2020, or 51.1% of revenue.

Professional fees. Professional fees were $34.7 million for the three months ended June 30, 2021, or 6.0% of revenue, compared to $30.6 million for the three months ended June 30, 2020, or 6.2% of revenue. Same facility professional fees were $30.7 million for the three months ended June 30, 2021, or 5.3% of revenue, compared to $27.3 million, for the three months ended June 30, 2020, or 5.6% of revenue.

Supplies. Supplies expense was $22.6 million for the three months ended June 30, 2021, or 3.9% of revenue, compared to $21.1 million for the three months ended June 30, 2020, or 4.3% of revenue. Same facility supplies expense was $22.3 million for the three months ended June 30, 2021, or 3.9% of revenue, compared to $20.9 million for the three months ended June 30, 2020, or 4.3% of revenue.

Rents and leases. Rents and leases were $9.6 million for the three months ended June 30, 2021, or 1.7% of revenue, compared to $9.5 million for the three months ended June 30, 2020, or 1.9% of revenue. Same facility rents and leases were $8.5 million for the three months ended June 30, 2021, or 1.5% of revenue, compared to $8.7 million for the three months ended June 30, 2020, or 1.8% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $73.8 million for the three months ended June 30, 2021, or 12.7% of revenue, compared to $66.2 million for the three months ended June 30, 2020, or 13.5% of revenue. Same facility other operating expenses were $70.0 million for the three months ended June 30, 2021, or 12.2% of revenue, compared to $65.7 million for the three months ended June 30, 2020, or 13.5% of revenue.

Other income. For the three months ended June 30, 2020, we recorded $18.1 million of other income related to $19.7 million received from the PHSSE Fund. This was subsequently reversed during the third quarter of 2020. During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $25.7 million for the three months ended June 30, 2021, or 4.4% of revenue, compared to $23.3 million for the three months ended June 30, 2020, or 4.7% of revenue.

Interest expense. Interest expense was $16.7 million for the three months ended June 30, 2021 compared to $38.5 million for the three months ended June 30, 2020. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Debt extinguishment costs. Debt extinguishment costs were $3.3 million for the three months ended June 30, 2020 and represented $1.0 million of cash charges and $2.3 million of non-cash charges in connection with the redemption of the 6.125% Senior Notes and 5.125% Senior Notes.

Loss on impairment. During the three months ended June 30, 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility.

Transaction-related expenses. Transaction-related expenses were $1.7 million for the three months ended June 30, 2021 compared to $5.0 million the three months ended June 30, 2020. Transaction-related expenses represent termination, restructuring, strategic review, acquisition and other similar costs.

Provision for income taxes. For the three months ended June 30, 2021, the provision for income taxes was $19.3 million, reflecting an effective tax rate of 29.7%, compared to $9.2 million, reflecting an effective tax rate of 24.9%, for the three months ended June 30, 2020. The increase in the effective tax rate for the three months ended June 30, 2021 was primarily attributable to an increase in our amount of disallowed compensation-related deductions in the current year and an increase to our valuation allowance recorded on certain deferred tax assets.

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

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue. Revenue increased $132.7 million, or 13.3%, to $1,133.4 million for the six months ended June 30, 2021  from $1,000.7 million for the six months ended June 30, 2020. Same facility revenue increased $125.5 million, or 12.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, resulting from same facility growth in patient days of 6.2% and an increase in same facility revenue per day of 6.0%. Consistent with same facility growth in 2020, the growth in same facility patient days for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $613.6 million for the six months ended June 30, 2021 compared to $562.2 million for the six months ended June 30, 2020, an increase of $51.3 million. SWB expense included $16.1 million and $10.8 million of equity-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $597.5 million, or 52.7% of revenue, for the six months ended June 30, 2021, compared to $551.5 million, or 55.1% of revenue, for the six months ended June 30, 2020. Same facility SWB expense was $550.5 million for the six months ended June 30, 2021, or 49.1% of revenue, compared to $512.5 million for the six months ended June 30, 2020, or 51.4% of revenue.

Professional fees. Professional fees were $66.3 million for the six months ended June 30, 2021, or 5.9% of revenue, compared to $61.6 million for the six months ended June 30, 2020, or 6.2% of revenue. Same facility professional fees were $58.8 million for the six months ended June 30, 2021, or 5.2% of revenue, compared to $55.0 million, for the six months ended June 30, 2020, or 5.5% of revenue.

Supplies. Supplies expense was $44.0 million for the six months ended June 30, 2021, or 3.9% of revenue, compared to $43.3 million for the six months ended June 30, 2020, or 4.3% of revenue. Same facility supplies expense was $43.4 million for the six months ended June 30, 2021, or 3.9% of revenue, compared to $43.0 million for the six months ended June 30, 2020, or 4.3% of revenue.

Rents and leases. Rents and leases were $19.0 million for the six months ended June 30, 2021, or 1.7% of revenue, compared to $18.6 million for the six months ended June 30, 2020, or 1.9% of revenue. Same facility rents and leases were $17.0 million for the six months ended June 30, 2021, or 1.5% of revenue, compared to $17.1 million for the six months ended June 30, 2020, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $145.8 million for the six months ended June 30, 2021, or 12.9% of revenue, compared to $134.3 million for the six months ended June 30, 2020, or 13.4% of revenue. Same facility other operating expenses were $138.7 million for the six months ended June 30, 2021, or 12.4% of revenue, compared to $132.2 million for the six months ended June 30, 2020, or 13.3% of revenue.

Other income. For the six months ended June 30, 2020, we recorded $18.1 million of other income related $19.7 million received from the PHSSE Fund. This was subsequently reversed during the third quarter of 2020. During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $50.5 million for the six months ended June 30, 2021, or 4.5% of revenue, compared to $46.2 million for the six months ended June 30, 2020, or 4.6% of revenue.

Interest expense. Interest expense was $45.7 million for the six months ended June 30, 2021 compared to $81.1 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Debt extinguishment costs. Debt extinguishment costs were $24.7 million for the six months ended June 30, 2021 and represented $6.3 million of cash charges and $18.4 million of non-cash charges in connection with the redemption of the 5.625% Senior Notes and 6.500% Senior Notes and the termination of the Prior Credit Facility. Debt extinguishment costs were $3.3 million for the six months ended June 30, 2020 and represented $1.0 million of cash charges and $2.3 million of non-cash charges in connection with the redemption of the 6.125% Senior Notes and 5.125% Senior Notes.

Loss on impairment. During the six months ended June 30, 2021, we opened of a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility.

Transaction-related expenses. Transaction-related expenses were $6.3 million for the six months ended June 30, 2021 compared to $6.5 million for the six months ended June 30, 2020. Transaction-related expenses represent termination, restructuring, strategic review, acquisition and other similar costs.

Provision for income taxes. For the six months ended June 30, 2021, the provision for income taxes was $25.5 million, reflecting an effective tax rate of 27.1%, compared to $15.0 million, reflecting an effective tax rate of 24.3%, for the six months ended June 30, 2020. The increase in the effective tax rate for the six months ended June 30, 2021 was primarily attributable to an increase in our amount of disallowed compensation-related deductions in the current year and an increase to our valuation allowance recorded on certain deferred tax assets.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$178,846	30.7%	$140,028	28.5%	$341,548	30.1%	$283,170	28.3%
Medicare	90,494	15.5%	75,914	15.4%	176,679	15.6%	148,185	14.8%
Medicaid	282,416	48.5%	245,690	50.0%	557,036	49.1%	505,734	50.5%
Self-Pay	23,434	4.0%	22,476	4.6%	45,877	4.0%	49,510	5.0%
Other	6,966	1.3%	7,367	1.5%	12,215	1.2%	14,093	1.4%
Revenue	$582,156	100.0%	$491,475	100.0%	$1,133,355	100.0%	$1,000,692	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2021 and December 31, 2020:

June 30, 2021

	Current	30-90	90-150	>150	Total
Commercial	20.8%	6.2%	3.0%	6.5%	36.5%
Medicare	10.9%	1.7%	0.7%	1.6%	14.9%
Medicaid	31.1%	3.0%	2.0%	5.6%	41.7%
Self-Pay	1.4%	1.4%	1.4%	2.4%	6.6%
Other	0.1%	0.1%	0.0%	0.1%	0.3%
Total	64.3%	12.4%	7.1%	16.2%	100.0%

December 31, 2020

	Current	30-90	90-150	>150	Total
Commercial	19.8%	5.6%	2.2%	6.3%	33.9%
Medicare	12.0%	1.2%	0.6%	1.5%	15.3%
Medicaid	27.4%	4.7%	2.7%	8.6%	43.4%
Self-Pay	1.5%	1.4%	1.3%	2.5%	6.7%
Other	0.0%	0.3%	0.1%	0.3%	0.7%
Total	60.7%	13.2%	6.9%	19.2%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2021 was $166.3 million compared to $203.3 million for the six months ended June 30, 2020. Operating cash flows for the six months ended June 30, 2021 and 2020 included approximately $17 million and $87 million, respectively, of funds received from the CARES Act net of repayments. Additionally, operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the six months ended June 30, 2021. Days sales outstanding were 45 days at June 30, 2021 compared to 47 days at December 31, 2020.

Cash provided by continuing investing activities for the six months ended June 30, 2021 was $1,319.1 million compared to cash used in continuing investing activities of $119.1 million for the six months ended June 30, 2020. Cash provided by investing activities for the six months ended June 30, 2021 primarily consisted of $1,511.0 million of proceeds from U.K. Sale, $5.0 million of other and $0.9 million of proceeds from the sale of property and equipment offset by $84.8 million of settlement of foreign currency derivatives and $113.0 million of cash paid for capital expenditures. Cash paid for capital expenditures for the six months ended June 30, 2021 consisted of $18.0 million of routine capital expenditures and $95.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.6% of revenue for the six months ended June 30, 2021. Cash used in continuing investing activities for the six months ended June 30, 2020 primarily consisted of $114.3 million of cash paid for capital expenditures and other of $4.8 million. Cash paid for capital expenditures for the six months ended June 30, 2020 consisted of $20.6 million of cash paid for routine capital expenditures and $93.7 million of expansion capital expenditures.

Cash used in continuing financing activities for the six months ended June 30, 2021 was $1,682.9 million compared to $34.5 million for the six months ended June 30, 2020. Cash used in continuing financing activities for the six months ended June 30, 2021 consisted of repayment of long-term debt of $2,227.9 million, principal payments on revolving credit facility of $305.0 million, payment of debt issuance costs of $8.0 million, principal payments on long-term debt of $2.7 million, distributions to noncontrolling interests of $0.6 million and other of $6.9 million offset by common stock withheld for minimum statutory taxes of $13.3 million, borrowings of long-term debt of $425.0 million and borrowings on revolving credit facility of $430.0 million. Cash used in continuing financing activities for the six months ended June 30, 2020 primarily consisted of principal payments of long-term debt of $21.2 million, repayment of long-term debt of $450.0 million, payment of debt issuance costs of $10.6 million, principal payments on revolving credit facility of $100.0 million, common stock withheld for minimum statutory taxes of $1.4 million, $0.5 million of distributions to noncontrolling interest and other of $0.9 million offset by borrowings on long-term debt of $450.0 million and borrowings on revolving credit facility of $100.0 million.

We had total available cash and cash equivalents of $185.5 million and $378.7 million at June 30, 2021 and December 31, 2020, respectively, of which approximately $14.5 million and $17.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

We believe existing cash on hand, cash flows from operations, the availability under our revolving line of credit and cash from additional financing will be sufficient to meet our expected liquidity needs during the next 12 months.

New Credit Facility

We entered into a New Credit Facility on March 17, 2021. The New Credit Facility provides for a $600.0 million Revolving Facility and a $425.0 million Term Loan Facility with each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, we (i) refinanced and terminated our Prior Credit Facility and (ii) financed the redemption of all of our outstanding 5.625% Senior Notes.

We had $470.7 million of availability under the Revolving Facility and had standby letters of credit outstanding of $4.3 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2021.

During the three months ended June 30, 2021, we repaid $35.0 million of the balance outstanding on the Revolving Facility.

The New Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $2.7 million for September 30, 2021 to March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0  and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At June 30, 2021, the Company was in compliance with such covenants.

Prior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. We amended the Prior Credit Facility from time to time as described in our prior filings with the SEC.

On April 21, 2020, we entered into the Thirteenth Amendment to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

On November 13, 2020, we entered into the Fourth Repricing Facilities Amendment to the Prior Credit Facility. The Fourth Repricing Facilities Amendment extended the maturity date of each of the prior revolving line of credit and the prior TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million with an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million with an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remained unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remained unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, we recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations at December 31, 2020.

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes due 2028. The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, we issued $475.0 million of 5.000% Senior Notes. The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our existing Tranche B-3 Facility and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

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

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guaranteed our obligations under the New Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the Senior Notes at our option, in whole or part, at the dates and amounts set forth in the indentures.

5.625% Senior Notes due 2023

On February 11, 2015, we issued $375.0 million of 5.625% Senior Notes due 2023. On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, we had outstanding an aggregate of $650.0 million of 5.625% Senior Notes. The 5.625% Senior Notes were to mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On March 17, 2021, we redeemed the 5.625% Senior Notes.

6.500% Senior Notes due 2024

On February 16, 2016, we issued $390.0 million of 6.500% Senior Notes due 2024. The 6.500% Senior Notes were to mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. On March 1, 2021, we redeemed the 6.500% Senior Notes.

Redemption of 5.625% Senior Notes and 6.500% Senior Notes

On January 29, 2021, we issued conditional notices of full redemption providing for the redemption in full of $650 million of 5.625% Senior Notes and $390 million of 6.500% Senior Notes to the holders of such notes.

On March 1, 2021, we satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, we recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the condensed consolidated statement of operations.

On March 17, 2021, the Company satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, the Company recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the condensed consolidated statement of operations.

6.125% Senior Notes Due 2021

On March 12, 2013, we issued $150.0 million of 6.125% Senior Notes due 2021. The 6.125% Senior Notes were to mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. On June 24, 2020, we redeemed the 6.125% Senior Notes.

5.125% Senior Notes due 2022

On July 1, 2014, we issued $300.0 million of 5.125% Senior Notes due 2022. The 5.125% Senior Notes were to mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year. On June 24, 2020, we redeemed the 5.125% Senior Notes.

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and 5.125% Senior Notes on Redemption Date, in each case at the Redemption Price. On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statement of operations for the year ended December 31, 2020.

Other long-term debt

During the three months ended June 30, 2021, the Company repaid other long-term debt of $3.3 million, which is reflected in financing activities in the condensed consolidated statement of cash flows.

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2021 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$72,954	$163,384	$601,266	$1,045,750	$1,883,354
Operating lease liabilities (b)	25,109	39,885	27,456	54,523	146,973
Finance lease liabilities	32,205	1,980	14,873	23,728	72,786
Total obligations and commitments	$130,268	$205,249	$643,595	$1,124,001	$2,103,113

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2021.
(b)	Amounts exclude variable components of lease payments.

Critical Accounting Policies

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. As of our most recent impairment test on October 1, 2020, we had two operating segments for segment reporting purposes, U.S. Facilities and facilities in the U.K. (“U.K. Facilities”), each of which represented a reporting unit for purposes of our goodwill impairment test.

Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2020 considered recent financial performance, including the impacts of COVID-19 on certain portions of the U.K. business. The 2020 impairment test of the U.K. Facilities indicated carrying value of the reporting unit exceeded the estimated fair value and resulted in a non-cash loss on impairment of the remaining goodwill of the U.K. Facilities of $356.2 million. As of our impairment test on October 1, 2020, the fair value of our U.S. Facilities reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

Due to the classification of the U.K. Facilities in discontinued operations, we have one operating segment, behavioral healthcare services, for segment reporting purposes. The behavioral healthcare services operating segment represents one reporting unit for future goodwill impairment tests.

There have been no material changes in our critical accounting policies at June 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2021 was composed of $912.1 million of fixed-rate debt and $544.4 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.18% higher rate on our variable rate debt) would decrease our net income and cash flows by $0.7 million on an annual basis based upon our borrowing level at June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item may be found in Note 18 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

During the three months ended June 30, 2021, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 31	3,643	$57.14	—	—
May 1 – May 31	4,618	61.83	—	—
June 1 – June 30	226	62.78	—	—
Total	8,487

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (2)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ David M. Duckworth
David M. Duckworth
Chief Financial Officer

Dated: August 3, 2021