Form 10-Q
period 2021-09-30
Acadia Healthcare Company, Inc.
filed 2021-10-29
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At October 29, 2021, there were 89,935,616 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,313	$378,697
Accounts receivable, net	282,161	273,551
Other current assets	88,685	61,332
Current assets held for sale	—	1,809,815
Total current assets	567,159	2,523,395
Property and equipment, net	1,665,025	1,622,896
Goodwill	2,103,503	2,105,264
Intangible assets, net	69,366	68,535
Deferred tax assets	3,112	3,209
Operating lease right-of-use assets	103,162	96,937
Other assets	83,400	79,126
Total assets	$4,594,727	$6,499,362

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,938	$153,478
Accounts payable	85,924	87,815
Accrued salaries and benefits	124,164	124,912
Current portion of operating lease liabilities	20,062	18,916
Other accrued liabilities	157,204	178,453
Derivative instrument liabilities	—	84,584
Current liabilities held for sale	—	660,027
Total current liabilities	403,292	1,308,185
Long-term debt	1,413,407	2,968,948
Deferred tax liabilities	73,673	50,017
Operating lease liabilities	89,952	84,029
Other liabilities	117,883	133,412
Total liabilities	2,098,207	4,544,591
Redeemable noncontrolling interests	62,074	55,315
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,006,713 and 88,024,395 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	890	880
Additional paid-in capital	2,623,585	2,580,327
Accumulated other comprehensive loss	—	(371,365)
Accumulated deficit	(190,029)	(310,386)
Total equity	2,434,446	1,899,456
Total liabilities and equity	$4,594,727	$6,499,362

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenue	$587,559	$547,961	$1,720,914	$1,548,653
Salaries, wages and benefits (including equity-based compensation expense of $8,923, $5,471, $24,988 and $16,258, respectively)	309,118	290,619	922,684	852,864
Professional fees	35,602	29,372	101,915	91,009
Supplies	23,743	21,773	67,698	65,028
Rents and leases	9,658	9,365	28,690	27,975
Other operating expenses	76,502	68,213	222,263	202,540
Other income	—	18,070	—	—
Depreciation and amortization	27,805	24,132	78,349	70,298
Interest expense, net	15,706	37,315	61,420	118,398
Debt extinguishment costs	—	—	24,650	3,271
Loss on impairment	1,079	—	24,293	—
Transaction-related expenses	3,035	3,024	9,320	9,558
Total expenses	502,248	501,883	1,541,282	1,440,941
Income from continuing operations before income taxes	85,311	46,078	179,632	107,712
Provision for income taxes	17,411	9,191	42,948	24,174
Income from continuing operations	67,900	36,887	136,684	83,538
Income (loss) from discontinued operations, net of taxes	—	674	(12,641)	29,804
Net income	67,900	37,561	124,043	113,342
Net income attributable to noncontrolling interests	(1,774)	(563)	(3,686)	(1,802)
Net income attributable to Acadia Healthcare Company, Inc.	$66,126	$36,998	$120,357	$111,540
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.74	$0.41	$1.50	$0.93
Income (loss) from discontinued operations	—	0.01	(0.14)	0.34
Net income attributable to Acadia Healthcare Company, Inc.	$0.74	$0.42	$1.36	$1.27

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.73	$0.41	$1.47	$0.92
Income (loss) from discontinued operations	—	0.01	(0.14)	0.34
Net income attributable to Acadia Healthcare Company, Inc.	$0.73	$0.42	$1.33	$1.26
Weighted-average shares outstanding:
Basic	88,962	87,911	88,684	87,849
Diluted	90,889	88,856	90,604	88,449

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$67,900	$37,561	$124,043	$113,342
Other comprehensive income (loss):
Foreign currency translation gain (loss)	—	82,332	(4,260)	(46,851)
(Loss) gain on derivative instruments, net of tax of $0.0 million, $(8.0) million, $0.1 million and $8.0 million, respectively	—	(21,566)	19	21,622
U.K. Sale	—	—	375,606	—
Other comprehensive income (loss)	—	60,766	371,365	(25,229)
Comprehensive income	67,900	98,327	495,408	88,113
Comprehensive income attributable to noncontrolling interests	(1,774)	(563)	(3,686)	(1,802)
Comprehensive income attributable to Acadia Healthcare Company, Inc.	$66,126	$97,764	$491,722	$86,311

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	(Loss)	Deficit)	Total
Balance at December 31, 2019	87,715	$877	$2,557,642	$(414,884)	$361,746	$2,505,381
Common stock issued under stock incentive plans	127	1	(1)	—	—	—
Common stock withheld for minimum statutory taxes	—	—	(1,402)	—	—	(1,402)
Equity-based compensation expense	—	—	4,979	—	—	4,979
Other comprehensive loss	—	—	—	(78,254)	—	(78,254)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	33,463	33,463
Balance at March 31, 2020	87,842	878	2,561,218	(493,138)	395,209	2,464,167
Common stock issued under stock incentive plans	56	1	169	—	—	170
Common stock withheld for minimum statutory taxes	—	—	(145)	—	—	(145)
Equity-based compensation expense	—	—	5,808	—	—	5,808
Other comprehensive loss	—	—	—	(7,741)	—	(7,741)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	41,079	41,079
Balance at June 30, 2020	87,898	879	2,567,050	(500,879)	436,288	2,503,338
Common stock issued under stock incentive plans	22	—	180	—	—	180
Common stock withheld for minimum statutory taxes	—	—	(114)	—	—	(114)
Equity-based compensation expense	—	—	5,471	—	—	5,471
Other comprehensive income	—	—	—	60,766	—	60,766
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	36,998	36,998
Balance at September 30, 2020	87,920	879	2,572,587	(440,113)	473,286	2,606,639
Common stock issued under stock incentive plans	104	1	1,676	—	—	1,677
Common stock withheld for minimum statutory taxes	—	—	(182)	—	—	(182)
Equity-based compensation expense	—	—	6,246	—	—	6,246
Other comprehensive income	—	—	—	68,748	—	68,748
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	—	(783,672)	(783,672)
Balance at December 31, 2020	88,024	880	2,580,327	(371,365)	(310,386)	1,899,456
Common stock issued under stock incentive plans	705	7	12,733	—	—	12,740
Common stock withheld for minimum statutory taxes	—	—	(4,521)	—	—	(4,521)
Equity-based compensation expense	—	—	7,034	—	—	7,034
Other	—	—	2,208	—	—	2,208
Other comprehensive income	—	—	—	371,365	—	371,365
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	9,717	9,717
Balance at March 31, 2021	88,729	887	2,597,781	—	(300,669)	2,297,999
Common stock issued under stock incentive plans	188	2	5,620	—	—	5,622
Common stock withheld for minimum statutory taxes	—	—	(580)	—	—	(580)
Equity-based compensation expense	—	—	9,031	—	—	9,031
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	44,514	44,514
Balance at June 30, 2021	88,917	889	2,611,852	—	(256,155)	2,356,586
Common stock issued under stock incentive plans	89	1	3,254	—	—	3,255
Common stock withheld for minimum statutory taxes	—	—	(444)	—	—	(444)
Equity-based compensation expense	—	—	8,923	—	—	8,923
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	66,126	66,126
Balance at September 30, 2021	89,006	$890	$2,623,585	$—	$(190,029)	$2,434,446

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating activities:
Net income	$124,043	$113,342
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	78,349	70,298
Amortization of debt issuance costs	3,265	9,696
Equity-based compensation expense	24,988	16,258
Deferred income taxes	8,995	45,105
Loss (income) from discontinued operations, net of taxes	12,641	(29,804)
Debt extinguishment costs	24,650	3,271
Loss on impairment	24,293	—
Other	881	1,024
Change in operating assets and liabilities:
Accounts receivable, net	(8,610)	7,364
Other current assets	(2,758)	(4,942)
Other assets	(15,846)	(880)
Accounts payable and other accrued liabilities	6,358	19,854
Accrued salaries and benefits	18,820	14,150
Other liabilities	(11,633)	(2,256)
Government relief funds	(12,058)	103,908
Net cash provided by continuing operating activities	276,378	366,388
Net cash provided by discontinued operating activities	253	105,852
Net cash provided by operating activities	276,631	472,240
Investing activities:
Cash paid for capital expenditures	(156,624)	(168,804)
Proceeds from U.K. Sale	1,511,020	—
Settlement of foreign currency derivatives	(84,795)	—
Proceeds from sale of property and equipment	1,792	72
Cash paid for purchase of finance lease	(31,401)	—
Other	4,906	(10,734)
Net cash provided by (used in) continuing investing activities	1,244,898	(179,466)
Net cash used in discontinued investing activities	—	(30,188)
Net cash provided by (used in) investing activities	1,244,898	(209,654)
Financing activities:
Borrowings on long-term debt	425,000	450,000
Borrowings on revolving credit facility	430,000	100,000
Principal payments on revolving credit facility	(330,000)	(100,000)
Principal payments on long-term debt	(5,313)	(31,863)
Repayment of long-term debt	(2,227,935)	(450,000)
Payment of debt issuance costs	(7,964)	(11,220)
Common stock withheld for minimum statutory taxes, net	16,072	(1,311)
Distributions to noncontrolling interests	(926)	(653)
Other	(6,914)	(1,291)
Net cash used in continuing financing activities	(1,707,980)	(46,338)
Net cash used in discontinued financing activities	—	(2,226)
Net cash used in financing activities	(1,707,980)	(48,564)
Effect of exchange rate changes on cash	4,067	488
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets held for sale	(182,384)	214,510
Less: cash classified within current assets held for sale	—	(50,568)
Net (decrease) increase in cash and cash equivalents	(182,384)	163,942
Cash and cash equivalents at beginning of the period	378,697	124,192
Cash and cash equivalents at end of the period	$196,313	$288,134

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At September 30, 2021, the Company operated 230 behavioral healthcare facilities with approximately 10,200 beds in 40 states and Puerto Rico.

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

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 on January 1, 2021. There is no significant impact to the Company’s consolidated financial statements.
3.	U.K. Sale

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constituted the entirety of the Company’s U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to U.S. Dollars (“USD”) exchange rate, cash retained by the buyer and transaction costs. The Company used the net proceeds of approximately $1,425 million (excluding cash retained by the buyer) along with cash from the balance sheet to reduce debt by $1,640 million during the first quarter of 2021 as described in Note 11 – Long-Term Debt.

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

For the three and nine months ended September 30, 2021 and 2020, results of operations of the U.K. operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$285,343	$62,520	$817,772
Salaries, wages and benefits	—	159,840	35,937	465,514
Professional fees	—	31,987	6,815	92,264
Supplies	—	9,434	2,217	28,274
Rents and leases	—	11,817	2,509	34,858
Other operating expenses	—	28,880	6,682	85,682
Depreciation and amortization	—	18,780	—	55,739
Interest expense, net	—	238	10	666
Loss on sale	—	—	14,254	—
Loss on impairment	—	20,239	—	20,239
Transaction-related expenses	—	5,479	6,265	7,735
Total expenses	—	286,694	74,689	790,971
(Loss) income from discontinued operations before income taxes	—	(1,351)	(12,169)	26,801
(Benefit from) provision for income taxes	—	(2,025)	472	(3,003)
Income (loss) from discontinued operations, net of taxes	$—	$674	$(12,641)	$29,804

The major classes of assets and liabilities for the U.K. operations as of December 31, 2020 are shown below (in thousands):

Cash and cash equivalents	$75,051
Accounts receivable, net	52,196
Other current assets	13,361
Current assets of discontinued operations	140,608
Property and equipment, net	1,297,923
Goodwill	—
Intangible assets, net	22,289
Operating lease right-of-use assets	341,289
Other assets	7,706
Total assets of discontinued operations	$1,809,815

Current liabilities:
Accounts payable	$44,929
Current portion of operating lease liabilities	11,141
Other current liabilities	136,895
Current liabilities of discontinued operations	192,965
Operating lease liabilities	387,607
Deferred tax liabilities	57,230
Other liabilities	22,225
Total liabilities of discontinued operations	$660,027

4.	Revenue

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acute inpatient psychiatric facilities	$284,143	$259,353	$832,692	$723,611
Specialty treatment facilities	230,753	211,796	669,552	597,886
Residential treatment centers	71,006	71,153	211,377	210,432
Outpatient community-based facilities	1,657	5,659	7,293	16,724
Revenue	$587,559	$547,961	$1,720,914	$1,548,653

The Company receives payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of our facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and nine months ended September 30, 2021 and 2020 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$170,427	29.0%	$156,741	28.6%	$511,975	29.8%	$439,911	28.4%
Medicare	97,529	16.6%	96,536	17.6%	274,208	15.9%	244,721	15.9%
Medicaid	288,092	49.0%	261,341	47.7%	845,128	49.1%	767,075	49.4%
Self-Pay	25,998	4.4%	26,060	4.8%	71,875	4.2%	75,570	4.9%
Other	5,513	1.0%	7,283	1.3%	17,728	1.0%	21,376	1.4%
Revenue	$587,559	100.0%	$547,961	100.0%	$1,720,914	100.0%	$1,548,653	100.0%

Contract liabilities primarily consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. The Company repaid approximately $7 million and $10 million of the $45 million of advance payments during the second and third quarters of 2021, respectively, via recoupment from the Company’s new Medicare claims and will continue to repay the remaining balance on a monthly basis through September 2022. Contract liabilities of $32.9 million are included in other accrued liabilities at September 30, 2021 and, at December 31, 2020, $35.9 million was included in other accrued liabilities and $11.3 million in other liabilities on the condensed consolidated balance sheets. A summary of the activity in contract liabilities is as follows (in thousands):

Balance at December 31, 2020	$47,196
Payments received	5,385
Revenue recognized	(2,724)
Medicare advance repayments	(16,931)
Balance at September 30, 2021	$32,926

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$66,126	$36,324	$132,998	$81,736
Income (loss) from discontinued operations	—	674	(12,641)	29,804
Net income attributable to Acadia Healthcare Company, Inc.	$66,126	$36,998	$120,357	$111,540
Denominator:
Weighted average shares outstanding for basic earnings per share	88,962	87,911	88,684	87,849
Effects of dilutive instruments	1,927	945	1,920	600
Shares used in computing diluted earnings per common share	90,889	88,856	90,604	88,449

Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.74	$0.41	$1.50	$0.93
Income (loss) from discontinued operations	—	0.01	(0.14)	0.34
Net income attributable to Acadia Healthcare Company, Inc.	$0.74	$0.42	$1.36	$1.27

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.73	$0.41	$1.47	$0.92
Income (loss) from discontinued operations	—	0.01	(0.14)	0.34
Net income attributable to Acadia Healthcare Company, Inc.	$0.73	$0.42	$1.33	$1.26

Approximately 0.3 million and 2.0 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive. Approximately 0.4 million and 2.1 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

6.	Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$28,664	$19,480
Assets held for sale	17,566	—
Workers’ compensation deposits – current portion	12,000	12,000
Other receivables	8,530	10,025
Income taxes receivable	7,952	897
Insurance receivable – current portion	6,792	6,792
Inventory	4,322	4,851
Cost report receivable	—	5,818
Other	2,859	1,469
Other current assets	$88,685	$61,332

7.	Property and Equipment

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$149,759	$144,221
Building and improvements	1,640,951	1,490,149
Equipment	244,484	220,690
Construction in progress	143,766	217,479
	2,178,960	2,072,539
Less: accumulated depreciation	(513,935)	(449,643)
Property and equipment, net	$1,665,025	$1,622,896

During the three months ended June 30, 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the three months ended September 30, 2021, the Company recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.
8.	Goodwill and Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,663	11,873	—	—
Trade names	40,435	39,526	—	—
Certificates of need	17,268	17,136	—	—
	69,366	68,535	—	—
Total	$70,497	$69,666	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

During the second quarter of 2021, the Company sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. This disposition is reflected in other investing activities in the condensed consolidated statement of cash flows.
9.	The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (the “PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the CMS Accelerated and Advance Payment Program. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. The Company repaid approximately $7 million and $10 million of the $45 million of advance payments during the second and third quarters of 2021, respectively, via recoupment from the Company’s new Medicare claims and will continue to repay the remaining balance on a monthly basis through September 2022. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021. In April 2021, the Company received $24.2 million of additional funds from the PHSSE Fund, which is included in other accrued liabilities on the condensed consolidated balance sheet at September 30, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 the Company received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation and an $8.3 million permanent benefit due to loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). The Company also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. The Company repaid half of the $39 million of payroll tax deferrals during the three months ended September 30, 2021 and expects to repay the remaining portion by December 31, 2022.

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
10.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses	$38,386	$28,452
Contract liabilities	32,926	35,946
Government relief funds	28,310	5,495
Accrued interest	17,158	40,479
Income taxes payable	9,921	16,345
Insurance liability – current portion	9,700	9,700
Accrued property taxes	9,054	6,763
Cost report payable	4,210	—
Finance lease liabilities	990	32,188
Other	6,549	3,085
Other accrued liabilities	$157,204	$178,453

During the three months ended September 30, 2021, the Company purchased a leased property for approximately $31.4 million, which was recorded as a finance lease liability within other accrued liabilities on the condensed consolidated balance sheet at December 31, 2020.

11.Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
New Credit Facility:
Term Loan A	$419,687	$—
Revolving Line of Credit	100,000	—
Prior Credit Facility:
Senior Secured Term A Loan	—	311,733
Senior Secured Term B Loans	—	872,870
Senior Secured Revolving Line of Credit	—	—
5.625% Senior Notes due 2023	—	650,000
6.500% Senior Notes due 2024	—	390,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Other long-term debt	—	3,625
Less: unamortized debt issuance costs, discount and premium	(15,342)	(30,802)
	1,429,345	3,122,426
Less: current portion	(15,938)	(153,478)
Long-term debt	$1,413,407	$2,968,948

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

The Company had $496.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2021.

During the nine months ended September 30, 2021, the Company repaid $60.0 million of the balance outstanding on the Revolving Facility.

The New Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of $2.7 million for December 31, 2021 to March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At September 30, 2021, the Company was in compliance with such covenants.

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

Other long-term debt

During the nine months ended September 30, 2021, the Company repaid other long-term debt of $3.3 million, which is reflected in repayment of long-term debt within financing activities in the condensed consolidated statement of cash flows.
12.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions, and the Company consolidates the operations of each facility based on its equity ownership and its control of the entity. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2020	$55,315
Contribution of redeemable noncontrolling interests	3,999
Net income attributable to noncontrolling interests	3,686
Dividend payments to noncontrolling interests	(926)
Balance at September 30, 2021	$62,074

13.	Variable Interest Entities

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

At September 30, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at September 30, 2021 and December 31, 2020 include total assets of variable interest entities of $298.9 million and $261.7 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at September 30, 2021 and December 31, 2020 include total liabilities of variable interest entities of $24.4 million and $26.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$25,028	$15,151
Accounts receivable, net	20,673	18,507
Other current assets	2,029	1,461
Total current assets	47,730	35,119
Property and equipment, net	199,078	175,103
Goodwill	34,945	34,945
Intangible assets, net	10,490	9,581
Operating lease right-of-use assets	6,681	6,909
Total assets	$298,924	$261,657

Accounts payable	$3,102	$4,143
Accrued salaries and benefits	5,735	4,357
Current portion of operating lease liabilities	188	164
Other accrued liabilities	7,604	8,366
Total current liabilities	16,629	17,030
Operating lease liabilities	6,718	6,863
Other liabilities	1,083	2,166
Total liabilities	$24,430	$26,059

14.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at December 31, 2020	$(373,101)	$13,686	$(11,950)	$(371,365)
Foreign currency translation (loss) gain	(4,293)	—	33	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19	—	19
U.K. Sale	377,394	(13,705)	11,917	375,606
Balance at September 30, 2021	$—	$—	$—	$—

15.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2021, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,484,084 were available for future grant. Stock options may be granted for terms of up to 10 years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $8.9 million and $5.5 million in equity-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $25.0 million and $16.3 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $48.5 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

The Company recognized a deferred income tax benefit of $2.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $6.4 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2020 and 2021 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	1,360,068	$39.40	7.57	$1,650
Options granted	507,600	33.13	9.18	157
Options exercised	(68,700)	29.15	N/A	854
Options cancelled	(288,662)	39.67	N/A	N/A
Options outstanding at December 31, 2020	1,510,306	37.56	7.35	1,414
Options granted	306,520	57.58	7.66	823
Options exercised	(547,522)	39.48	N/A	10,846
Options cancelled	(143,165)	39.97	N/A	N/A
Options outstanding at September 30, 2021	1,126,139	$41.77	7.39	$20,808
Options exercisable at December 31, 2020	596,606	$45.37	5.55	$543
Options exercisable at September 30, 2021	332,934	$43.20	6.00	$5,767

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted average grant-date fair value of options	$20.67	$12.37
Risk-free interest rate	0.9%	1.6%
Expected volatility	40%	41%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2020 and 2021 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	805,136	$34.14
Granted	637,312	25.82
Cancelled	(129,683)	34.56
Vested	(289,769)	35.88
Unvested at December 31, 2020	1,022,996	$28.41
Granted	324,530	58.48
Cancelled	(66,801)	38.56
Vested	(352,184)	30.63
Unvested at September 30, 2021	928,541	$37.35

Restricted stock unit activity during 2020 and 2021 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	447,357	$38.89
Granted	583,680	10.60
Performance adjustment	117,772	13.50
Cancelled	(63,056)	43.35
Vested	(12,691)	42.09
Unvested at December 31, 2020	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	345,731	24.10
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at September 30, 2021	1,384,158	$22.66

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

The provision for income taxes for the three months ended September 30, 2021 and 2020 reflects effective tax rates of 20.4% and 19.9%, respectively, and 23.9% and 22.4% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2021 was primarily attributable to the Company’s disallowance of certain compensation-related deductions and the impact of U.S. and U.K. tax legislation changes in the 2020 year.

As the Company continues to monitor the implications of potential tax legislation in each of its jurisdictions, the Company may adjust its estimates and record additional amounts for tax assets and liabilities. Any adjustments to the Company’s tax assets and liabilities could materially impact its provision for income taxes and its effective tax rate in the periods in which they are made.
17.	Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s New Credit Facility, Prior Credit Facility, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes, other long-term debt and derivative instruments at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
New Credit Facility	$516,905	$—	$516,905	$—
Prior Credit Facility	$—	$1,175,437	$—	$1,175,437
5.625% Senior Notes due 2023	$—	$646,344	$—	$647,960
6.500% Senior Notes due 2024	$—	$385,636	$—	$393,850
5.500% Senior Notes due 2028	$443,703	$443,139	$466,421	$475,931
5.000% Senior Notes due 2029	$468,737	$468,245	$488,096	$499,852
Other long-term debt	$—	$3,625	$—	$3,625
Derivative instrument liabilities	$—	$84,584	$—	$84,584

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

18.Commitments and Contingencies

Professional and General Liability

A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $3.0 million per claim through August 31, 2021 and $10.0 million thereafter, and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $75.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the second quarter of 2020, the Company recorded approximately $4.0 million to transaction-related expenses in the condensed consolidated statements of operations based on the Company’s expected settlement and legal fees. The court granted final approval of the settlement in September 2021, and the Company made the settlement payment in October 2021.

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

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. The 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes and 5.000% Senior Notes were jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the Prior Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for Acadia Healthcare Company, Inc. and the combined wholly-owned subsidiary guarantors at September 30, 2021 and December 31, 2020, and for the nine months ended September 30, 2021.

Summarized balance sheet information (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$496,397	$654,735
Property and equipment, net	1,440,846	1,421,875
Goodwill	1,990,544	1,992,305
Total noncurrent assets	3,668,848	3,640,809

Current liabilities	381,950	626,419
Long-term debt	1,392,041	2,786,125
Total noncurrent liabilities	1,661,072	3,045,981
Redeemable noncontrolling interests	—	—
Total equity	2,122,223	623,144

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2021
Revenue	$1,585,837
Income before income taxes	158,117
Net income	119,785
Net income attributable to Acadia Healthcare Company, Inc.	119,785

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics or outbreaks of infectious diseases;
•	the impact of vaccine and other pandemic-related mandates imposed by local, state and federal authorities on our business;
•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our ability to identify and integrate a new chief executive officer;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies, especially in light of the COVID-19 pandemic;
•	the impact of payments received from the government and third-party payors on our revenue and results of operations;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to recruit and retain quality psychiatrists and other physicians, nurses, counselors and other medical support personnel;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs;
•	the impact of the U.S. economic and employment conditions on our business and future results of operations;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2021, we operated 230 behavioral healthcare facilities with approximately 10,200 beds in 40 states and Puerto Rico. During the nine months ended September 30, 2021, we added 362 beds, consisting of 282 beds to existing facilities and 80 through the opening of one wholly-owned facility and five comprehensive treatment centers (“CTCs”). For the year ending December 31, 2021, we expect to add approximately 300 beds to existing facilities, 80 beds through the opening of one wholly-owned facility and 11 CTCs.

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
•

instituted social distancing practices and protective measures throughout our facilities, which includes restricting or suspending visitor access, screening patients and staff who enter our facilities based on criteria established by the CDC and local health officials, and testing and isolating patients when warranted;

•	have taken steps to secure our supply chain;
•	expanded telehealth capabilities;
•	implemented emergency planning in directly impacted markets; and
•	limited all non-essential business travel and suspended in-person trainings and conferences.

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

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•	an appropriation to the PHSSE Fund to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;
•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021; and
•	waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial funds distributed from the PHSSE Fund in April 2020. We received an additional $12.8 million from the PHSSE Fund in August 2020. In April 2021, we received $24.2 million of additional funds from the PHSSE Fund, which is included in other accrued liabilities on the condensed consolidated balance sheet at September 30, 2021. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

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

Using existing authority and certain expanded authority under the CARES Act, HHS expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, certain of our facilities were eligible to request up to 100% of their Medicare payment amount for a three-month period. Under the original terms of the program, the repayment of these accelerated/advanced payments would have begun 120 days after the date of the issuance of the payment and the amounts advanced to our facilities would have been recouped from new Medicare claims as a 100% offset. Our facilities would have had 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe.

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset is limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program. We repaid approximately $7 million and $10 million of the $45 million of advance payments during the second and third quarters of 2021, respectively, via recoupment from our new Medicare claims and will continue to repay the remaining balance on a monthly basis through September 2022.

Under the CARES Act, we also received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to December 31, 2021.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 we received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation, and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). We also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. Additionally, we repaid half of the $39 million of payroll tax deferrals during the three months ended September 30, 2021 and expect to repay the remaining portion in by December 31, 2022.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$587,559	100.0%	$547,961	100.0%	$1,720,914	100.0%	$1,548,653	100.0%
Salaries, wages and benefits	309,118	52.6%	290,619	53.0%	922,684	53.6%	852,864	55.1%
Professional fees	35,602	6.1%	29,372	5.4%	101,915	5.9%	91,009	5.9%
Supplies	23,743	4.0%	21,773	4.0%	67,698	3.9%	65,028	4.2%
Rents and leases	9,658	1.6%	9,365	1.7%	28,690	1.7%	27,975	1.8%
Other operating expenses	76,502	13.0%	68,213	12.4%	222,263	12.9%	202,540	13.1%
Other income	—	0.0%	18,070	3.3%	—	0.0%	—	0.0%
Depreciation and amortization	27,805	4.7%	24,132	4.4%	78,349	4.6%	70,298	4.5%
Interest expense	15,706	2.7%	37,315	6.8%	61,420	3.6%	118,398	7.6%
Debt extinguishment costs	—	0.0%	—	0.0%	24,650	1.4%	3,271	0.2%
Loss on impairment	1,079	0.2%	—	0.0%	24,293	1.4%	—	0.0%
Transaction-related expenses	3,035	0.5%	3,024	0.6%	9,320	0.5%	9,558	0.6%
Total expenses	502,248	85.4%	501,883	91.6%	1,541,282	89.5%	1,440,941	93.0%
Income from continuing operations before income taxes	85,311	14.6%	46,078	8.4%	179,632	10.5%	107,712	7.0%
Provision for income taxes	17,411	3.0%	9,191	1.7%	42,948	2.5%	24,174	1.6%
Income from continuing operations	67,900	11.6%	36,887	6.7%	136,684	8.0%	83,538	5.4%
Income (loss) from discontinued operations, net of taxes	—	0.0%	674	0.1%	(12,641)	-0.8%	29,804	1.9%
Net income	67,900	11.6%	37,561	6.8%	124,043	7.2%	113,342	7.3%
Net income attributable to noncontrolling interests	(1,774)	-0.3%	(563)	-0.1%	(3,686)	-0.2%	(1,802)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$66,126	11.3%	$36,998	6.7%	$120,357	7.0%	$111,540	7.2%

At September 30, 2021, we operated 230 behavioral healthcare facilities with approximately 10,200 beds in 40 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. operations are reported as discontinued operations in the accompanying financial statements.

We are encouraged by the favorable trends in our business and believe we are well positioned to capitalize on the expected growth in demand for behavioral health services.  As with many other healthcare providers and other industries across the country, we are currently dealing with a tight labor market.  However, we believe the diversity of our markets and service lines and our proactive focus helps us manage through this environment. Generally, the challenges that we have faced are temporary and market specific.  We remain focused on ensuring that we have the level of staff to meet the demand in our markets across our 40 states.

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the three and nine months ended September 30, 2021 compared to the same periods in 2020:

	Three Months Ended	Nine Months Ended
U.S. Same Facility Results (a)
Revenue growth	7.9%	10.9%
Patient days growth	2.2%	4.8%
Admissions growth	0.6%	4.8%
Average length of stay change (b)	1.5%	0.1%
Revenue per patient day growth	5.6%	5.8%
Adjusted EBITDA margin change (c)	360 bps	280 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue. Revenue increased $39.6 million, or 7.2%, to $587.6 million for the three months ended September 30, 2021 from $548.0 million for the three months ended September 30, 2020. Same facility revenue increased $43.0 million, or 7.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, resulting from same facility growth in patient days of 2.2% and an increase in same facility revenue per day of 5.6%. Consistent with same facility growth in 2020, the growth in same facility patient days for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $309.1 million for the three months ended September 30, 2021 compared to $290.6 million for the three months ended September 30, 2020, an increase of $18.5 million. SWB expense included $8.9 million and $5.5 million of equity-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $300.2 million, or 51.1% of revenue, for the three months ended September 30, 2021, compared to $285.1 million, or 52.0% of revenue, for the three months ended September 30, 2020. Same facility SWB expense was $279.1 million for the three months ended September 30, 2021, or 47.6% of revenue, compared to $264.3 million for the three months ended September 30, 2020, or 48.6% of revenue.

Professional fees. Professional fees were $35.6 million for the three months ended September 30, 2021, or 6.1% of revenue, compared to $29.4 million for the three months ended September 30, 2020, or 5.4% of revenue. Same facility professional fees were $32.5 million for the three months ended September 30, 2021, or 5.5% of revenue, compared to $26.4 million, for the three months ended September 30, 2020, or 4.9% of revenue.

Supplies. Supplies expense was $23.7 million for the three months ended September 30, 2021, or 4.0% of revenue, compared to $21.8 million for the three months ended September 30, 2020, or 4.0% of revenue. Same facility supplies expense was $23.5 million for the three months ended September 30, 2021, or 4.0% of revenue, compared to $21.6 million for the three months ended September 30, 2020, or 4.0% of revenue.

Rents and leases. Rents and leases were $9.7 million for the three months ended September 30, 2021, or 1.6% of revenue, compared to $9.4 million for the three months ended September 30, 2020, or 1.7% of revenue. Same facility rents and leases were $8.7 million for the three months ended September 30, 2021, or 1.5% of revenue, compared to $8.5 million for the three months ended September 30, 2020, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $76.5 million for the three months ended September 30, 2021, or 13.0% of revenue, compared to $68.2 million for the three months ended September 30, 2020, or 12.4% of revenue. Same facility other operating expenses were $72.4 million for the three months ended September 30, 2021, or 12.3% of revenue, compared to $66.7 million for the three months ended September 30, 2020, or 12.3% of revenue.

Other income. For the three months ended September 30, 2020, we reversed the $18.1 million of other income recorded during the second quarter of 2020 related to $19.7 million received from the PHSSE Fund. During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $27.8 million for the three months ended September 30, 2021, or 4.7% of revenue, compared to $24.1 million for the three months ended September 30, 2020, or 4.4% of revenue.

Interest expense. Interest expense was $15.7 million for the three months ended September 30, 2021 compared to $37.3 million for the three months ended September 30, 2020. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Loss on impairment. During the three months ended September 30, 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

Transaction-related expenses. Transaction-related expenses were $3.0 million for both the three months ended September 30, 2021 and 2020. Transaction-related expenses represent termination, restructuring, strategic review, acquisition and other similar costs.

Provision for income taxes. For the three months ended September 30, 2021, the provision for income taxes was $17.4 million, reflecting an effective tax rate of 20.4%, compared to $9.2 million, reflecting an effective tax rate of 19.9%, for the three months ended September 30, 2020. The increase in the effective tax rate for the three months ended September 30, 2021 was primarily attributable to the disallowance of certain compensation-related deductions and the impact of U.S. and U.K. tax legislation changes in the 2020 year.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue. Revenue increased $172.3 million, or 11.1%, to $1,720.9 million for the nine months ended September 30, 2021 from $1,548.7 million for the nine months ended September 30, 2020. Same facility revenue increased $168.5 million, or 10.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, resulting from same facility growth in patient days of 4.8% and an increase in same facility revenue per day of 5.8%. Consistent with same facility growth in 2020, the growth in same facility patient days for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $922.7 million for the nine months ended September 30, 2021 compared to $852.9 million for the nine months ended September 30, 2020, an increase of $69.8 million. SWB expense included $25.0 million and $16.3 million of equity-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $897.7 million, or 52.2% of revenue, for the nine months ended September 30, 2021, compared to $836.6 million, or 54.0% of revenue, for the nine months ended September 30, 2020. Same facility SWB expense was $829.6 million for the nine months ended September 30, 2021, or 48.6% of revenue, compared to $776.8 million for the nine months ended September 30, 2020, or 50.4% of revenue.

Professional fees. Professional fees were $101.9 million for the nine months ended September 30, 2021, or 5.9% of revenue, compared to $91.0 million for the nine months ended September 30, 2020, or 5.9% of revenue. Same facility professional fees were $91.3 million for the nine months ended September 30, 2021, or 5.3% of revenue, compared to $81.5 million, for the nine months ended September 30, 2020, or 5.3% of revenue.

Supplies. Supplies expense was $67.7 million for the nine months ended September 30, 2021, or 3.9% of revenue, compared to $65.0 million for the nine months ended September 30, 2020, or 4.2% of revenue. Same facility supplies expense was $66.8 million for the nine months ended September 30, 2021, or 3.9% of revenue, compared to $64.6 million for the nine months ended September 30, 2020, or 4.2% of revenue.

Rents and leases. Rents and leases were $28.7 million for the nine months ended September 30, 2021, or 1.7% of revenue, compared to $28.0 million for the nine months ended September 30, 2020, or 1.8% of revenue. Same facility rents and leases were $25.7 million for the nine months ended September 30, 2021, or 1.5% of revenue, compared to $25.6 million for the nine months ended September 30, 2020, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $222.3 million for the nine months ended September 30, 2021, or 12.9% of revenue, compared to $202.5 million for the nine months ended September 30, 2020, or 13.1% of revenue. Same facility other operating expenses were $211.1 million for the nine months ended September 30, 2021, or 12.4% of revenue, compared to $198.9 million for the nine months ended September 30, 2020, or 12.9% of revenue.

Other income. For the nine months ended September 30, 2020, we reversed the $18.1 million of other income recorded during the second quarter of 2020 related $19.7 million received from the PHSSE Fund. During the fourth quarter of 2020, we recorded $32.8 million of other income in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $78.3 million for the nine months ended September 30, 2021, or 4.6% of revenue, compared to $70.3 million for the nine months ended September 30, 2020, or 4.5% of revenue.

Interest expense. Interest expense was $61.4 million for the nine months ended September 30, 2021 compared to $118.4 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Debt extinguishment costs. Debt extinguishment costs were $24.7 million for the nine months ended September 30, 2021 and represented $6.3 million of cash charges and $18.4 million of non-cash charges in connection with the redemption of the 5.625% Senior Notes and 6.500% Senior Notes and the termination of the Prior Credit Facility. Debt extinguishment costs were $3.3 million for the nine months ended September 30, 2020 and represented $1.0 million of cash charges and $2.3 million of non-cash charges in connection with the redemption of the 6.125% Senior Notes and 5.125% Senior Notes.

Loss on impairment. Loss on impairment was $24.3 million for the nine months ended September 30, 2021. During the three months ended June 30, 2021 we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the three months ended September 30, 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

Transaction-related expenses. Transaction-related expenses were $9.3 million for the nine months ended September 30, 2021 compared to $9.6 million for the nine months ended September 30, 2020. Transaction-related expenses represent termination, restructuring, strategic review, acquisition and other similar costs.

Provision for income taxes. For the nine months ended September 30, 2021, the provision for income taxes was $42.9 million, reflecting an effective tax rate of 23.9%, compared to $24.2 million, reflecting an effective tax rate of 22.4%, for the nine months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 was primarily attributable to the disallowance of certain compensation-related deductions and the impact of U.S. and U.K. tax legislation changes in the 2020 year.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$170,427	29.0%	$156,741	28.6%	$511,975	29.8%	$439,911	28.4%
Medicare	97,529	16.6%	96,536	17.6%	274,208	15.9%	244,721	15.9%
Medicaid	288,092	49.0%	261,341	47.7%	845,128	49.1%	767,075	49.4%
Self-Pay	25,998	4.4%	26,060	4.8%	71,875	4.2%	75,570	4.9%
Other	5,513	1.0%	7,283	1.3%	17,728	1.0%	21,376	1.4%
Revenue	$587,559	100.0%	$547,961	100.0%	$1,720,914	100.0%	$1,548,653	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2021 and December 31, 2020:

September 30, 2021

	Current	30-90	90-150	>150	Total
Commercial	21.5%	4.2%	2.9%	8.0%	36.6%
Medicare	11.0%	2.3%	0.9%	2.0%	16.2%
Medicaid	29.3%	3.1%	2.0%	5.7%	40.1%
Self-Pay	1.3%	1.5%	1.4%	2.6%	6.8%
Other	0.1%	0.1%	0.0%	0.1%	0.3%
Total	63.2%	11.2%	7.2%	18.4%	100.0%

December 31, 2020

	Current	30-90	90-150	>150	Total
Commercial	19.8%	5.6%	2.2%	6.3%	33.9%
Medicare	12.0%	1.2%	0.6%	1.5%	15.3%
Medicaid	27.4%	4.7%	2.7%	8.6%	43.4%
Self-Pay	1.5%	1.4%	1.3%	2.5%	6.7%
Other	0.0%	0.3%	0.1%	0.3%	0.7%
Total	60.7%	13.2%	6.9%	19.2%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2021 was $276.4 million compared to $366.4 million for the nine months ended September 30, 2020. Operating cash flows for the nine months ended September 30, 2021 included net government relief funds paid of approximately $12.1 million, which consisted of $19.4 million of payroll tax deferral payments and repayment of $16.9 million of Medicare advance payments offset by receipt of $24.2 million of PHSSE Fund payments. Operating cash flows for the nine months ended September 30, 2020 included government relief funds received of approximately $103.9 million, which consisted of Medicare advance payments of $45.2 million, $32.5 million of PHSSE Fund payments and payroll tax deferrals of $26.2 million. Operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the nine months ended September 30, 2021. Days sales outstanding were 44 days at September 30, 2021 compared to 47 days at December 31, 2020.

Cash provided by continuing investing activities for the nine months ended September 30, 2021 was $1,244.9 million compared to cash used in continuing investing activities of $179.5 million for the nine months ended September 30, 2020. Cash provided by investing activities for the nine months ended September 30, 2021 primarily consisted of $1,511.0 million of proceeds from U.K. Sale, $4.9 million of other and $1.8 million of proceeds from the sale of property and equipment offset by $84.8 million of settlement of foreign currency derivatives, $31.4 million of cash paid for purchase of finance lease and $156.6 million of cash paid for capital expenditures. Cash paid for capital expenditures for the nine months ended September 30, 2021 consisted of $31.0 million of routine capital expenditures and $125.6 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.8% of revenue for the nine months ended September 30, 2021. Cash used in continuing investing activities for the nine months ended September 30, 2020 primarily consisted of $168.8 million of cash paid for capital expenditures and other of $10.7 million. Cash paid for capital expenditures for the nine months ended September 30, 2020 consisted of $30.1 million of cash paid for routine capital expenditures and $138.7 million of expansion capital expenditures.

Cash used in continuing financing activities for the nine months ended September 30, 2021 was $1,708.0 million compared to $46.3 million for the nine months ended September 30, 2020. Cash used in continuing financing activities for the nine months ended September 30, 2021 consisted of repayment of long-term debt of $2,227.9 million, principal payments on revolving credit facility of $330.0 million, payment of debt issuance costs of $8.0 million, principal payments on long-term debt of $5.3 million, distributions to noncontrolling interests of $0.9 million and other of $6.9 million offset by common stock withheld for minimum statutory taxes of $16.1 million, borrowings of long-term debt of $425.0 million and borrowings on revolving credit facility of $430.0 million. Cash used in continuing financing activities for the nine months ended September 30, 2020 primarily consisted of principal payments of long-term debt of $31.9 million, repayment of long-term debt of $450.0 million, payment of debt issuance costs of $11.2 million, principal payments on revolving credit facility of $100.0 million, common stock withheld for minimum statutory taxes of $1.3 million, $0.7 million of distributions to noncontrolling interest and other of $1.3 million offset by borrowings on long-term debt of $450.0 million and borrowings on revolving credit facility of $100.0 million.

We had total available cash and cash equivalents of $196.3 million and $378.7 million at September 30, 2021 and December 31, 2020, respectively, of which approximately $18.0 million and $17.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S., and it is our current intention to permanently reinvest our foreign cash and cash equivalents outside of the U.S.

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

We had $496.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2021.

During the nine months ended September 30, 2021, we repaid $60.0 million of the balance outstanding on the Revolving Facility.

The New Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $2.7 million for December 31, 2021 to March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of its obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at our option, either (i) adjusted LIBOR plus 1.50% or (ii) an alternative base rate plus 0.50% (in each case, subject to adjustment based on the Company’s consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on the Company’s consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0  and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At September 30, 2021, the Company was in compliance with such covenants.

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

Other long-term debt

During the nine months ended September 30, 2021, the Company repaid other long-term debt of $3.3 million, which is reflected in financing activities in the condensed consolidated statement of cash flows.

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2021 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$73,536	$161,991	$563,331	$1,033,625	$1,832,483
Operating lease liabilities (b)	25,771	41,162	27,941	52,511	147,385
Finance lease liabilities	990	1,980	2,170	23,183	28,323
Total obligations and commitments	$100,297	$205,133	$593,442	$1,109,319	$2,008,191

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2021.
(b)	Amounts exclude variable components of lease payments.

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

There have been no material changes in our critical accounting policies at September 30, 2021 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2021 was composed of $912.4 million of fixed-rate debt and $516.9 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.16% higher rate on our variable rate debt) would decrease our net income and cash flows by $0.6 million on an annual basis based upon our borrowing level at September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2021, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July – July 31	5,410	$61.47	—	—
August 1 – August 31	1,494	61.98	—	—
September 1 – September 30	—	—	—	—
Total	6,904

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)
22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (2)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
*	Filed herewith.

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

Dated: October 29, 2021