Form 10-K
period 2021-12-31
Acadia Healthcare Company, Inc.
filed 2022-03-01
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $5.5 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $62.75 per share.

As of March 1, 2022, there were 89,901,950 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be held on May 19, 2022 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2021, we operated 238 behavioral healthcare facilities with approximately 10,500 beds in 40 states and Puerto Rico. During the year ended December 31, 2021, we added 375 beds, consisting of 295 added to existing facilities and 80 added through the opening of one wholly-owned facility, and opened 10 comprehensive treatment centers (“CTCs”).

We are the leading publicly traded pure-play provider of behavioral healthcare services in the United States (the “U.S.”). Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. through acquisitions, wholly-owned de novo facilities, joint ventures and bed additions in existing facilities.

On January 19, 2021, we completed the sale of our operations in the United Kingdom (the “U.K.”) to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allowed us to reduce our indebtedness and focus on our U.S. operations. We report, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See “U.K. Sale” below for additional details about the U.K. Sale.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

On December 31, 2021, we acquired the equity of CenterPointe Behavioral Health System, LLC and certain related entities (“CenterPointe”) for cash consideration of approximately $139 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Revolving Facility (as defined below). CenterPointe operates four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

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

COVID-19 Impact

During March 2020, the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”) began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of our patients and employees. Over the last two years, all of our facilities have closely followed infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”) and local health officials.

We have taken numerous steps to help minimize the impact of the virus on our patients and employees. For example, we:

•	established an internal COVID-19 taskforce;
•

instituted social distancing practices and protective measures throughout our facilities, which included restricting or suspending visitor access, screening patients and staff who enter our facilities based on criteria established by the CDC and local health officials, and testing and isolating patients when warranted;

•	implemented plans to vaccinate all eligible employees at our facilities that participate in the Centers for Medicare and Medicaid Services (“CMS”) reimbursement programs;
•	secured contracts with additional distributors for supplies;
•	expanded telehealth capabilities;
•	implemented emergency planning in directly impacted markets; and
•	limited all non-essential business travel and in-person trainings and conferences.

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

Financing Transactions

On December 31, 2012, we entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the Senior Secured Credit Facility that we originally entered into on April 1, 2011. We amended the Amended and Restated Credit Agreement from time to time as described in our prior filings with the Securities and Exchange Commission (the “SEC”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Credit Facility” for additional information.

We entered into a new senior credit facility (the “New Credit Facility”) on March 17, 2021. This New Credit Facility provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $425.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Facilities”), each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, we (i) refinanced and terminated our prior credit facilities under the Amended and Restated Credit Agreement, dated as of December 31, 2012 (the “Prior Credit Facility”) and (ii) financed the redemption of all of our outstanding 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”).

On March 17, 2021, we satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, we recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the consolidated statement of operations.

On March 1, 2021, we satisfied and discharged the indentures governing the 6.500% Senior Notes due 2024 (“6.500% Senior Notes”). In connection with the redemption of the 6.500% Senior Notes, we recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the consolidated statement of operations.

On January 5, 2021, we made a voluntary payment of $105.0 million on our Term Loan B facility Tranche B-4 (the “Tranche B-4 Facility”). On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay $311.7 million of the Term Loan A facility (the “TLA Facility”) and $767.9 million of our Tranche B-4 Facility of the Prior Credit Facility.

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

On October 14, 2020, we issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our existing Term Loan B facility Tranche B-3 (the “Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing cost in the consolidated statements of operations.

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021. As further described below, we used the net proceeds of the 5.500% Senior Notes, together with cash on hand, to redeem in full the outstanding 6.125% Senior Notes due 2021 (the “6.125% Senior Notes”) and the 5.125% Senior Notes due 2022 (the “5.125% Senior Notes”) and to pay related fees and expenses in connection therewith.

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and the 5.125% Senior Notes on July 10, 2020 (the “Redemption Date”), in each case at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but not including the Redemption Date (the “Redemption Price”). On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statements of operations.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 230 combined years of experience in acquiring, integrating and operating a variety of behavioral health facilities. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2020 survey by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 52.9 million of adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 14.2 million suffered from a serious mental illness. Further, approximately 21.6 million people aged 12 or older in 2019 needed substance use treatment in the past year. According to a study by The Journal of American Medical Association Pediatrics, an estimated 7.7 million U.S. children has a treatable mental health disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, recent healthcare reform in the U.S. is expected to increase access to industry services as more people obtain insurance coverage. A key aspect of reform legislation is the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral health and addiction benefits to provide such coverage to the same extent as other medical conditions. On December 13, 2016, then President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral health and substance abuse disorders and contains measures intended to strengthen the MHPAEA. On October 21, 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands Medicare coverage to include Opioid Treatment Programs for services provided on or after January 2, 2020. It also includes Individuals in Medicaid Deserve Care that is Appropriate and Responsible in its Execution Act, which suspends the current prohibition on using federal Medicaid funds to pay for substance use disorder treatment at inpatient treatment facilities with more than 16 beds and limits beneficiaries to no more than 30 days of inpatient treatment per 12 month period.

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

Diversified revenue and payor bases. At December 31, 2021, we operated 238 facilities in 40 states and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2021, we received 49% of our revenue from continuing operations from Medicaid, 30% from commercial payors, 16% from Medicare and 5% from other payors. As we receive Medicaid payments from 46 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 3% of revenue for the year ended December 31, 2021, and no state or U.S. territory accounted for more than 12% of revenue for the year ended December 31, 2021. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong cash flow generation and low capital requirements. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2021, our maintenance capital expenditures amounted to approximately 2% of our revenue.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. During the year ended December 31, 2021, we added 375 beds, consisting of 295 added to existing facilities and 80 added through the opening of one wholly-owned facility, and opened 10 CTCs. For the year ending December 31, 2022, we expect to add approximately 300 beds to existing facilities and 350 beds through the opening of two wholly-owned facilities and two joint venture facilities and expect to open at least six CTCs. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration, especially with respect to our youth and adolescent focused services and our substance abuse services.

U.S. Operations

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; and residential treatment centers. Outpatient programs associated with our facilities are included within each respective service line. The table below presents the percentage of our total U.S. revenue attributed to each category for the year ended December 31, 2021:

Facility/Service	Revenue for the Year Ended December 31, 2021
Acute inpatient psychiatric facilities	49%
Specialty treatment facilities	39%
Residential treatment centers	12%

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients. For the year ended December 31, 2021, we received 49% of our revenue from Medicaid, 30% from commercial payors, 16% from Medicare and 5% from other payors.

At December 31, 2021, our facilities included 238 behavioral healthcare facilities with approximately 10,500 beds in 40 states and Puerto Rico. Of our facilities, excluding CTCs, approximately 51% are acute inpatient psychiatric facilities, approximately 37% are specialty treatment facilities and approximately 12% are residential treatment centers at December 31, 2021. Of the 238 behavioral healthcare facilities, 141 are CTCs, which is a subset of specialty treatment facilities. Of our CTCs, 16 are owned properties and 125 are leased properties. Of the 97 facilities that are not CTCs, 77 are owned properties and 20 are leased properties. For the years ended December 31, 2021 and 2020, our continuing operations generated revenue of $2,314.4 million and $2,089.9 million, respectively.

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

U.K. Operations

Prior to the U.K. Sale, we were the leading independent provider of mental health services in the U.K. operating 345 inpatient behavioral health facilities with approximately 8,200 beds at December 31, 2020. Our U.K. facilities were located in England, Wales, Scotland and Northern Ireland. For the years ended December 31, 2021 and 2020, our U.K. operations generated revenue of $62.5 million and $1,119.8 million, respectively, primarily through the operation and management of inpatient behavioral health facilities.

Additional information about our U.K. operations and the U.K.’s behavioral healthcare industry can be found in our prior filings with the SEC.

Sources of Revenue

As of December 31, 2021, we received payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue and Accounts Receivable” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment; required refunds to the Medicare program; imposition of statutory civil monetary penalties of up to $15,000 for each prohibited claim and up to $100,000 for circumvention schemes; exclusion from government healthcare programs; and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. The Centers for Medicaid and Medicare finalized revisions to the exceptions and created new exceptions for value-based care that became effective on January 19, 2021. As with the changes made to the Anti-Kickback Statute, the new Stark exceptions are intended to improve patient care and foster innovative care models by easing regulatory burdens to coordinated and value-based care.

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

One section of the SUPPORT Act, the Eliminating Kickbacks in Recovery Act (the “EKRA”), makes it a federal crime to knowingly and willfully: (1) solicit or receive any remuneration in return for referring a patient to a recovery home, clinical treatment facility or laboratory; or (2) pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under the EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statutes, the EKRA is not limited to services reimbursable under a government healthcare program. The EKRA also contains exceptions similar to the Anti-Kickback Statute safe harbors, but those exceptions are more narrow than the Anti-Kickback Statute safe harbors such that practices that would be permissible under the Anti-Kickback Statute may violate the EKRA.

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

Violations of the False Claims Act are punishable by significant penalties totaling $12,537 to $25,076 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

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

CARES Act and Other Regulatory Developments

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is intended to provide over $2 trillion in stimulus benefits for the U.S. economy. Among other things, the CARES Act includes additional support for small businesses, expands unemployment benefits, makes forgivable loans available to small businesses, provides for certain federal income tax changes, and provides $500 billion for loans, loan guarantees, and other investments for or in U.S. businesses.

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•

an appropriation to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022; and
•	waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial PHSSE funds distributed in April 2020. We received approximately $12.8 million of additional PHSSE funds in August 2020. In April 2021, we received $24.2 million of additional funds from the PHSSE Fund. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

During the fourth quarter of 2020, we recorded $32.8 million of income from provider relief fund in the consolidated statements of operations related to $34.9 million of PHSSE funds received from April through December 2020. Our recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 (the “CAA”) enacted in December 2020. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund on the consolidated statement of operations related to the PHSSE funds received in 2021.

Using existing authority and certain expanded authority under the CARES Act, U.S. Department of Health and Human Services (“HHS”) expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, our facilities were eligible to request up to 100% of their Medicare payment amount for a three-month period. Under the original terms of the program, the repayment of these accelerated/advanced payments would have begun 120 days after the date of the issuance of the payment and the amounts advanced to our facilities would have been recouped from new Medicare claims as a 100% offset. Our facilities would have had 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe.

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset will be limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program. We repaid approximately $25 million of the $45 million of advance payments during 2021 via recoupment from our new Medicare claims and will continue to repay the remaining balance throughout 2022.

Also under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 we received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation, and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). We also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. Additionally, we repaid half of the $39 million of payroll tax deferrals during the third quarter of 2021 and expect to repay the remaining portion in the second half of 2022.

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

Corporate Integrity Agreement

During the second quarter of 2019, we entered into a corporate integrity agreement (the “CIA”) with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health. For further discussion of the background of this matter and the CIA, see “Item 1A. Risk Factors— We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the CIA”

Risk Management and Insurance

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

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary. We are self-insured for professional liability claims up to $3 million per claim through August 31, 2021 and $10.0 million thereafter, and have obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $60.0 million in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

Human Capital

At December 31, 2021, we had approximately 22,500 employees, of which 15,900 were employed full-time. At December 31, 2021, labor unions represented approximately 462 of our employees at two of our facilities through six collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Diversity and Inclusion

We are committed to maintaining a welcoming and inclusive environment that treats everyone with dignity and respect.  Approximately 74% of our employees are women and approximately 47% are people of color. We have policies that strictly prohibit any discrimination on the basis of race, color, national origin, age, religion, disability, gender, marital status, veteran status or any other basis prohibited by federal, state or local law.

Talent Acquisition, Development and Retention

Our success is dependent on our ability to attract, develop and retain talented, dedicated employees. We are committed to being an employer of choice and offer a compelling total rewards program. In addition to base salaries, we offer our employees a full spectrum of benefits, including medical, dental, vision and disability plans, health savings and flexible spending accounts, a 401(k) retirement savings plan that includes a matching contribution, paid time off and employee assistance programs. We also conduct comprehensive employee satisfaction surveys to assess and ensure that we are responsive to the desires and concerns of our employees.

Health and Safety

We are committed to providing care to our patients in a safe, therapeutic environment. In furtherance of this commitment, we provide our employees with access to a variety of workplace safety training programs and continually evaluate our policies promoting patient safety and employee wellbeing. In response to the COVID-19 pandemic, we implemented numerous changes to our policies and procedures to ensure the health of our patients, employees, contractors and communities, including instituting social distancing practices and protective measures throughout our facilities, which included restricting or suspending visitor access, screening patients and staff who enter our facilities based on criteria established by the CDC and local health officials, and testing and isolating patients when warranted.

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

COVID-19 Risks

•

The COVID-19 global pandemic continues to impact our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time or if patient volumes decline at our facilities.

•

There remains uncertainty regarding the impact of the CARES Act and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive or that we will be able to comply with the applicable terms and conditions to retain such assistance.

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
•

A disruption to our information technology systems or a cyber security incident could have a material adverse impact on the Company, including substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to reputational harm and increased costs.

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

Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations. These risks should be carefully considered before making an investment decision regarding us. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we are not presently aware of or that we currently consider not likely to have a significant impact. If any of the following risks actually occur, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

COVID-19 Risks

The COVID-19 global pandemic continues to impact our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time or if patient volumes decline at our facilities.

The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. economy and financial markets. During 2020 and 2021, COVID-19 resulted in fewer referrals to our facilities and lower voluntary admissions as individuals were less inclined to leave their homes and seek treatment. When employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus will spread to others at the facility and impact the operations of such facility. In response to the enactment of federal and state mandates requiring that all healthcare workers be vaccinated for COVID-19 or qualify for an approved exemption, staff at our facilities could resign from employment. COVID-19 is continuing to evolve and its full impact remains unknown and difficult to predict; however, it has adversely affected our business operations in 2020 and 2021 and could negatively impact our financial performance for 2022 or longer.

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

The steps we have taken to mitigate the financial impact of COVID-19, see “Item 1. Business — COVID -19 Impact,” may not be successful, and we could experience material decreases in Adjusted EBITDA in 2022 or longer. In addition, we may need to take further steps to mitigate the financial impact of COVID-19, which actions could adversely affect our financial condition and results of operations.

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

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic have impacted our business and may have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to service our indebtedness. Additionally, the COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the materiality of certain other risk factors described herein.

There is uncertainty regarding the impact of the CARES Act and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive or that we will be able to comply with the applicable terms and conditions to retain such assistance.

The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. As part of the CARES Act, the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial funds distributed from the PHSSE Fund in April 2020. We received an additional $12.8 million of PHSSE funds in August 2020. In April 2021, we received $24.2 million of additional funds from the PHSSE Fund. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

During the second quarter of 2020, we recorded $18.1 million of income from provider relief fund in the consolidated statement of operations related to $19.7 million received from the PHSSE Fund during the quarter. This was subsequently reversed during the third quarter of 2020. During the fourth quarter of 2020, we recorded $32.8 million of income from provider relief fund in the consolidated statement of operations related to $34.9 million received from the PHSSE Fund from April through December 2020. Our recognition of this income was based on revised guidance in the CAA enacted in December 2020. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund on the consolidated statement of operations related to the PHSSE funds received in 2021.

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

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset is limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program. We repaid approximately $25 million of the $45 million of advance payments during 2021, via recoupment from our new Medicare claims and will continue to repay the remaining balance throughout 2022.

Under the CARES Act, we also received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 we received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation, and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). We also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. Additionally, we repaid half of the $39 million of payroll tax deferrals during the third quarter of 2021 and expect to repay the remaining portion in the second half of 2022.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2021, our estimated implicit price concessions represented approximately 15% of our accounts receivable balance as of such date.

Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

Financial Risks

Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2021, we derived approximately 65% of our continuing operations revenue from the Medicare and Medicaid programs.

Government payors in the U.S., such as Medicaid, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments, are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. Government payors also tend to pay on a slower schedule. In addition to limiting the amounts they will pay for the services we provide their members, government payors may, among other things, impose prior authorization and concurrent utilization review programs that may further limit the services for which they will pay and shift patients to lower levels of care and reimbursement. Therefore, if governmental entities reduce the amounts they will pay for our services, if they elect not to continue paying for such services altogether, or if there is a significant contraction of the number of individuals covered by state Medicaid programs, our business, financial condition or results of operations could be adversely affected. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

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

At December 31, 2021, we had approximately $1.5 billion of total debt (net of debt issuance costs, discounts and premiums of $14.8 million), which included approximately $587.0 million of debt under the New Credit Facility, $450.0 million of debt under the 5.500% Senior Notes and $475.0 million of debt under the 5.000% Senior Notes. See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

Our substantial debt could have important consequences to our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	make it more difficult for us to satisfy our other financial obligations;
•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the New Credit Facility), thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	expose us to interest rate fluctuations because the interest on the New Credit Facility is imposed at variable rates;
•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such debt;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to borrow additional funds; and
•	limit our ability to pay dividends, redeem stock or make other distributions.

In addition, the terms of our financing arrangements contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the New Credit Facility and the Senior Notes.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New Credit Facility or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

The New Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —New Credit Facility”.

The restrictions may prevent us from taking actions that management believes would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to our financing arrangements if for any reason we are unable to comply with our financial covenants. The breach of any of these covenants and restrictions could result in a default under the indentures governing the Senior Notes or under the New Credit Facility, which could result in an acceleration of our debt.

Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We may incur substantial additional debt, including additional notes and other debt, in the future. Although the indentures governing our outstanding Senior Notes and the New Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our debt, including a default under the New Credit Facility or the indentures governing our Senior Notes, and the remedies sought by the holders of such debt, could adversely affect our ability to pay the principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including the New Credit Facility and the indentures governing the Senior Notes), we would be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under the New Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such debt, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the indentures governing the Senior Notes and the agreement governing the New Credit Facility have customary cross-default provisions, if the debt under the Senior Notes or the New Credit Facility is accelerated, we may be unable to repay or refinance the amounts due.

We have recorded impairment charges and may be required to record additional charges to future earnings if our goodwill, intangible assets and property and equipment become further impaired.

We are required under U.S. generally accepted accounting principles (“GAAP”) to review annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable, our goodwill and indefinite-lived intangible assets for impairment. There were no impairment charges recorded for the 2021 annual impairment review. Loss on impairment was $24.3 million for the year ended December 31, 2021. During the second quarter of 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter of 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage. The 2020 impairment charges related to adjustments in the carrying value of certain closed facilities during our annual impairment review. We may be required to record additional charges to earnings during any period in which a further impairment of our goodwill, intangible assets and property and equipment is determined which could adversely affect our results of operations. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Property and Equipment and other Long-Lived Assets” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

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

Furthermore, the availability of liquidity and capital resources to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under the New Credit Facility and the Senior Notes). A sustained economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the New Credit Facility, causing them to fail to meet their obligations to us.

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

As part of our growth strategy, we have completed, and have announced plans to complete, a number of joint ventures and strategic alliances. These joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could negatively impact our business, financial condition or results of operations. Further, there is often a significant delay between our formation of a joint venture and the time that a de novo facility can be constructed and have a positive financial impact on our results of operations.

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

Our information technology (“IT”) platform supports, among other things, management control of patient administration, billing and financial information and reporting processes. For example, patients in some of our facilities have an electronic patient record that allows our caregivers and nurses to see all information about a patient’s care and treatment. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities.  Although we have taken measures to mitigate potential IT security risks and have IT continuity plans across our business intended to minimize the impact of IT failures, there can be no assurance that such measures and plans will be effective. Any failure in or breach of our IT systems could adversely impact our business, results of operations and financial condition.

A cyber security incident could have a material adverse impact on the Company, including substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to reputational harm and increased costs.

We have experienced adverse IT events in the past including a criminal ransomware attack on our computer network which resulted in a temporary systems outage, as well as attempts of computer hacking, vandalism and theft, malware, computer viruses, malicious codes, worms, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. However, it is widely reported that healthcare companies are increasingly prime targets for cyber-attacks and we expect our systems to continue to be subject to attack on a regular basis.

The proliferation of ever-evolving cyber threats mean that we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any operations we acquire. As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises, or misuses of data.

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our IT systems, and the introduction of computer viruses or other malicious software programs to our systems, and cyber-attacks, email phishing schemes, malware, and ransomware. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the event of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. In addition, some adverse consequences are not insurable, such as reputational harm and third-party business interruption.

A cyber-attack that bypasses our IT security systems, or other adverse IT event, resulting in an IT security breach, loss of PHI or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business, financial condition or results of operations.  Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors, or other third parties and could subject us to substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to litigation with those affected.

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

Revenue from Pennsylvania, California, Arizona and Tennessee represented approximately 12%, 9%, 7% and 6% of our total revenue for the year ended December 31, 2021, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, expanded the potential use of prepayment review by Medicare contractors by eliminating certain statutory restrictions on its use. Utilization review is also a requirement of most non-governmental managed-care organizations and other third-party payors. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our financial condition and results of operations.

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

A shortage of nurses, qualified addiction counselors and other medical and care support personnel has been a significant operating issue facing us and other healthcare providers. The enactment of federal and state mandates requiring that all healthcare workers be vaccinated for COVID-19 or qualify for an approved exemption could cause additional operating challenges if staff at our facilities resign from employment or prospective employees choose not to work for us because of the mandates. We also may be required to enhance wages and benefits to hire nurses, qualified addiction counselors and other medical and care support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. The use of temporary or agency staff could also heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2021, labor unions represented approximately 462 of our employees at two of our facilities through six collective bargaining agreements. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. The loss of the services of one or more of our senior executives or our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could have a material adverse effect on our business, results of operations and financial condition. On October 5, 2021, we announced that Debbie Osteen, Chief Executive Officer (“CEO”) and Director of the Company, will retire as our CEO. It is anticipated that Ms. Osteen will continue to serve as CEO or in a consulting role through March 31, 2022. Following her retirement as CEO, Ms. Osteen will continue to serve on the Company’s Board of Directors. There can be no assurance that our business will not experience issues with the CEO transition.

Legal Proceedings and Regulatory Risks

We are and in the future could become the subject of additional governmental investigations, regulatory actions and whistleblower lawsuits.

Healthcare companies in the U.S. may be subject to investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies. See Note 20— Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K for additional information about pending investigations. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. If we incur significant costs responding to or resolving these or future inquiries or investigations, our business, financial condition and results of operations could be materially adversely affected.

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

During the second quarter of 2019, we reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our comprehensive treatment centers in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. During the three months ended June 30, 2019, we entered into the CIA with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health, in connection with such settlement. Material, uncorrected violations of the CIA could lead to our suspension or exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities.

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

Among the laws applicable to our operations are the federal Anti-Kickback Statute, the Stark Law, the federal False Claims Act, the EKRA, and similar state laws. These laws impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The OIG has issued certain safe harbor regulations that outline practices that are deemed acceptable under the Anti-Kickback Statute, and similar regulatory exceptions have been promulgated by CMS under the Stark Law. While we endeavor to ensure that our arrangements with referral sources comply with an applicable safe harbor to the Anti-Kickback Statute where possible, certain of our current arrangements with physicians and other potential referral sources may not qualify for such protection. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Even if our arrangements are found to be in compliance with the Anti-Kickback Statute, they may still face scrutiny under the newly enacted EKRA law. Moreover, while we believe that our arrangements with physicians comply with applicable Stark Law exceptions, the Stark Law is a strict liability statute for which no intent to violate the law is required.

Effective January 1, 2022, the No Surprises Act, enacted as part of the CAA, creates price transparency requirements, including

(i) requiring providers to send to patients or their health plan a good faith estimate of the expected charges and diagnostic codes prior to furnishing scheduled items or services and (ii) prohibiting providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. Price transparency initiatives like the

No Surprises Act may impact our ability to obtain or maintain favorable contract terms, and may impact our competitive position and our relationships with patients and insurers.

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

Federal, state and local regulations determine the capacity at which many of our facilities may be operated. State licensing standards require many of our facilities to have minimum staffing levels; minimum amounts of residential space per student or patient and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our facilities, including those pertaining to fire safety, sewer capacity and other physical plant matters.

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

Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Although we have elected not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Waud Capital Partners, L.L.C. (“WCP”), its affiliates and any investment fund managed by WCP and any persons to whom WCP sells at least five percent (5%) of our outstanding voting stock will be deemed to have been approved by our board of directors, and thereby not subject to the restrictions set forth in our amended and restated certificate of incorporation that have the same effect as Section 203 of the DGCL. Accordingly, the provision in our amended and restated certificate of incorporation that adopts a modified version of Section 203 of the DGCL may discourage, delay or prevent a change in control of us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2021:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	4	481
Arkansas	6	777
California	25	484
Delaware	2	120
Florida	9	481
Georgia	5	390
Illinois	1	192
Indiana	8	227
Iowa	2	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	467
Maine	5	—
Maryland	3	—
Massachusetts	14	215
Michigan	6	456
Mississippi	3	476
Missouri	6	552
Nevada	3	134
New Hampshire	2	—
New Jersey	1	—
New Mexico	1	46
North Carolina	10	503
Ohio	6	290
Oklahoma	4	108
Oregon	7	—
Pennsylvania	29	1,727
Rhode Island	2	—
South Carolina	1	63
South Dakota	1	126
Tennessee	13	895
Texas	5	555
Utah	6	147
Vermont	7	292
Virginia	1	—
Washington	9	137
West Virginia	7	—
Wisconsin	14	35
International
Puerto Rico	1	172
	238	10,548

Additionally, we provided outpatient services in Montana at December 31, 2021. See “Item 1. Business— U.S. Operations” for a summary description of the facilities that we own and lease. In addition, we currently lease approximately 61,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 20—Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.”

Stockholders

As of March 1, 2022, there were approximately 538 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2021, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	1,400	$55.33	—	—
November 1 – November 30	1,052	$64.22	—	—
December 1 – December 31	767	$56.19	—	—
Total	3,219

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

Item 6. [Reserved]

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics or outbreaks of infectious diseases;
•	the impact of vaccine and other pandemic-related mandates imposed by local, state and federal authorities on our business;
•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our ability to identify and integrate a new chief executive officer;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies, especially in light of the COVID-19 pandemic;
•	the impact of payments received from the government and third-party payors on our revenue and results of operations;
•	the impact of an increase in uninsured or underinsured patients or the deterioration in the collectability of patient accounts receivables;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to recruit and retain quality psychiatrists and other physicians, nurses, counselors and other medical support personnel;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs;
•	the impact of the economic and employment conditions on our business and future results of operations;
•

the occurrence of patient incidents, which could result in negative media coverage, adversely affect the price of our securities and result in incremental regulatory burdens and governmental investigations;

•	our future cash flow and earnings;
•	our restrictive covenants, which may restrict our business and financing activities;
•	the impact of adverse weather conditions, including the effects of hurricanes, wildfires and other natural disasters;
•	compliance with laws and government regulations;
•

the impact of claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employee related claims;

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;

•	any failure to comply with the terms of the Company’s corporate integrity agreement with the OIG;
•	the impact of healthcare reform in the U.S.;
•	the risk of a cyber-security incident and any resulting adverse impact on our operations or violation of laws and regulations regarding information privacy;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and wholly-owned de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2021, we operated 238 behavioral healthcare facilities with approximately 10,500 beds in 40 states and Puerto Rico. During the year ended December 31, 2021, we added 375 beds in the U.S., consisting of 295 added to existing facilities and 80 added through the opening of one wholly-owned facility, and opened 10 CTCs. On January 19, 2021, we completed the sale of the U.K. operations, which included 345 facilities and approximately 8,200 beds. For the year ending December 31, 2022, we expect to add approximately 300 beds to existing facilities, and 350 beds through the opening of two wholly-owned facilities and two joint venture facilities and expect to open at least six CTCs.

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

Acquisitions

On December 31, 2021, we acquired the equity of CenterPointe for cash consideration of approximately $139 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Revolving Facility. CenterPointe operates four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Revenue	2,314,394	100.0%	2,089,929	100.0%	2,008,381	100.0%
Salaries, wages and benefits	1,243,804	53.7%	1,154,522	55.2%	1,107,357	55.1%
Professional fees	136,739	5.9%	120,489	5.8%	118,451	5.9%
Supplies	90,702	3.9%	87,241	4.2%	85,534	4.3%
Rents and leases	38,519	1.7%	37,362	1.8%	35,486	1.8%
Other operating expenses	301,339	13.0%	262,272	12.5%	259,536	12.9%
Income from provider relief fund	(17,900)	(0.8)%	(32,819)	(1.6)%	—	0.0%
Depreciation and amortization	106,717	4.6%	95,256	4.6%	87,923	4.4%
Interest expense, net	76,993	3.3%	158,105	7.6%	187,325	9.3%
Debt extinguishment costs	24,650	1.1%	7,233	0.3%	—	0.0%
Loss on impairment	24,293	1.0%	4,751	0.2%	27,217	1.4%
Transaction-related expenses	12,778	0.6%	11,720	0.6%	21,157	1.1%
	2,038,634	88.0%	1,906,132	91.2%	1,929,986	96.2%
Income from continuing operations before income taxes	275,760	12.0%	183,797	8.8%	78,395	3.8%
Provision for income taxes	67,557	2.9%	40,606	1.9%	25,085	1.2%
Income from continuing operations	208,203	8.9%	143,191	6.8%	53,310	2.6%
(Loss) income from discontinued operations, net of taxes	(12,641)	(0.5)%	(812,390)	(38.9)%	56,812	2.8%
Net income (loss)	195,562	8.4%	(669,199)	(32.0)%	110,122	5.5%
Net income attributable to noncontrolling interest	(4,927)	(0.2)%	(2,933)	(0.1)%	(1,199)	(0.1)%
Net income (loss) attributable to Acadia Healthcare Company, Inc.	190,635	8.2%	(672,132)	(32.2)%	108,923	5.4%

At December 31, 2021, we operated 238 behavioral healthcare facilities with approximately 10,500 beds in 40 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. are presented as discontinued operations in the accompanying financial statements.

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

The following table sets forth percent changes in same facility operating data for our U.S. Facilities for the years ended December 31, 2021 and 2020 compared to the previous years:

	Year Ended December 31,
	2021	2020
U.S. Same Facility Results (a)
Revenue growth	10.9%	3.9%
Patient days growth	4.3%	2.5%
Admissions growth	3.5%	(0.6)%
Average length of stay change (b)	0.8%	3.2%
Revenue per patient day growth	6.3%	1.4%
Adjusted EBITDA margin change (c)	150 bps	250 bps
Adjusted EBITDA margin excluding income from provider relief fund	220 bps	—

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.

(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. For the years ended December 31, 2021 and 2020, Adjusted EBIDTA includes income from provider relief fund of $17.9 million and $32.8 million, respectively.

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Revenue. Revenue increased $224.5 million, or 10.7%, to $2,314.4 million for the year ended December 31, 2021 from $2,089.9 million for the year ended December 31, 2020. Same facility revenue increased by $225.6 million, or 10.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, resulting from same facility growth in patient days of 4.3% and an increase in same facility revenue per day of 6.3%. Consistent with the same facility patient day growth in 2020, the growth in same facility patient days for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,243.8 million for the year ended December 31, 2021 compared to $1,154.5 million for the year ended December 31, 2020, an increase of $89.3 million. SWB expense included $37.5 million and $22.5 million of equity-based compensation expense for the years ended December 31, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $1,206.3 million, or 52.1% of revenue, for the year ended December 31, 2021, compared to $1,132.0 million, or 54.2% of revenue, for the year ended December 31, 2020. Same facility SWB expense was $1,115.0 million for the year ended December 31, 2021, or 48.5% of revenue, compared to $1,049.0 million for the year ended December 31, 2020, or 50.6% of revenue.

Professional fees. Professional fees were $136.7 million for the year ended December 31, 2021, or 5.9% of revenue, compared to $120.5 million for the year ended December 31, 2020, or 5.8% of revenue. Same facility professional fees were $123.3 million for the year ended December 31, 2021, or 5.4% of revenue, compared to $108.0 million, for the year ended December 31, 2020, or 5.2% of revenue.

Supplies. Supplies expense was $90.7 million for the year ended December 31, 2021, or 3.9% of revenue, compared to $87.2 million for the year ended December 31, 2020, or 4.2% of revenue. Same facility supplies expense was $89.7 million for the year ended December 31, 2021, or 3.9% of revenue, compared to $86.6 million for the year ended December 31, 2020, or 4.2% of revenue.

Rents and leases. Rents and leases were $38.5 million for the year ended December 31, 2021, or 1.7% of revenue, compared to $37.4 million for the year ended December 31, 2020, or 1.8% of revenue. Same facility rents and leases were $34.5 million for the year ended December 31, 2021, or 1.5% of revenue, compared to $34.1 million for the year ended December 31, 2020, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $301.3 million for the year ended December 31, 2021, or 13.0% of revenue, compared to $262.3 million for the year ended December 31, 2020, or 12.5% of revenue. Same facility other operating expenses were $286.2 million for the year ended December 31, 2021, or 12.4% of revenue, compared to $256.0 million for the year ended December 31, 2020, or 12.3% of revenue.

Income from provider relief fund. For the year ended December 31, 2021, we recorded $17.9 million in income from provider relief fund related to PHSSE funds received in 2021. For the year ended December 31, 2020, we recorded $32.8 million of income from provider relief fund related to $34.9 million of PHSSE funds received from April through December 2020. Our recognition of this income in the fourth quarter of 2020 was based on revised guidance in the CAA enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $106.7 million for the year ended December 31, 2021, or 4.6% of revenue, compared to $95.3 million for the year ended December 31, 2020, or 4.6% of revenue.

Interest expense. Interest expense was $77.0 million for the year ended December 31, 2021 compared to $158.1 million for the year ended December 31, 2020. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Debt extinguishment costs. Debt extinguishment costs were $24.7 million for the year ended December 31, 2021 and represented $6.3 million of cash charges and $18.4 million of non-cash charges in connection with the redemption of the 5.625% Senior Notes and the 6.500% Senior Notes and the termination of the Prior Credit Facility. Debt extinguishment costs were $7.2 million for the year ended December 31, 2020 and represented $1.4 million of cash charges and $5.8 million of non-cash charges recorded in connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the issuance of the 5.000% Senior Notes and the Fourth Repricing Facilities Amendment.

Loss on impairment. Loss on impairment was $24.3 million for the year ended December 31, 2021. During the second quarter of 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter of 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage. Loss on impairment of $4.8 million for the year end December 31, 2020 represents a non-cash long-lived asset impairment charge of $4.2 million and $0.6 million related to indefinite-lived asset impairment related to closed facilities in the U.S.

Transaction-related expenses. Transaction-related expenses were $12.8 million for the year ended December 31, 2021 compared to $11.7 million for the year ended December 31, 2020. Transaction-related expenses represent legal, accounting, termination, restructuring, strategic review and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Legal, accounting and other acquisition-related costs	$8,315	$8,252
Termination, restructuring and strategic review costs	4,463	3,468
	$12,778	$11,720

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2021 was $12.6 million compared to loss from discontinued operations of $812.4 million for the year ended December 31, 2020. The year ended December 31, 2020 included a loss on sale of $867.3 million and a non-cash long-lived asset impairment charge of $20.2 million related to the decision to close certain U.K. elderly care facilities.

Provision for income taxes. For the year ended December 31, 2021, the provision for income taxes was $67.6 million, reflecting an effective tax rate of 24.5%, compared to $40.6 million, reflecting an effective tax rate of 22.1%, for the year ended December 31, 2020. The increase in the effective tax rate for the year ended December 31, 2021 was primarily attributable to our recognition of a deferred tax liability as a result of a change in our previous permanent reinvestment assertion and non-recurring impacts of U.S. and U.K. tax legislation enacted in 2020.

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

Salaries, wages and benefits. SWB expense was $1,154.5 million for the year ended December 31, 2020 compared to $1,107.4 million for the year ended December 31, 2019, an increase of $47.2 million. SWB expense included $22.5 million and $17.3 million of equity-based compensation expense for the years ended December 31, 2020 and 2019, respectively. Excluding equity-based compensation expense, SWB expense was $1,132.0 million, or 54.2% of revenue, for the year ended December 31, 2020, compared to $1,090.1 million, or 54.3% of revenue, for the year ended December 31, 2019. Same facility SWB expense was $1,047.7 million for the year ended December 31, 2020, or 50.5% of revenue, compared to $1,018.3 million for the year ended December 31, 2019, or 51.0% of revenue.

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

Income from provider relief fund. For the year ended December 31, 2020, we recorded $32.8 million of income from provider relief fund related to $34.9 million of PHSSE funds received from April through December 2020. Our recognition of this income in the fourth quarter of 2020 was based on revised guidance in the CAA enacted in December 2020.

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

Debt extinguishment costs. Debt extinguishment costs were $7.2 million for the year ended December 31, 2020 and represented $1.4 million of cash charges and $5.8 million of non-cash charges recorded in connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, the issuance of the 5.000% Senior Notes and the Fourth Repricing Facilities Amendment.

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

Transaction-related expenses. Transaction-related expenses were $11.7 million for the year ended December 31, 2020 compared to $21.2 million for the year ended December 31, 2019. Transaction-related expenses represent legal, accounting, termination, restructuring, strategic review, management transition and other similar costs incurred in the respective periods, as summarized below (in thousands):

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

Provision for income taxes. For the year ended December 31, 2020, the provision for income taxes was $40.6 million, reflecting an effective tax rate of 22.1%, compared to $25.1 million, reflecting an effective tax rate of 32.0%, for the year ended December 31, 2019. The decrease in the effective tax rate for the year ended December 31, 2020 was primarily attributable to the release of a state valuation allowance and benefits generated from the application of federal net operating loss carryback provisions within the CARES Act. The federal net operating loss legislation within the CARES Act allows net operating losses generated in tax years 2018 through 2020 to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017), resulting in a permanent benefit.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2021 was $374.2 million compared to $502.8 million for the year ended December 31, 2020. Operating cash flows for the year ended December 31, 2021 included net government relief funds paid of approximately $38.1 million, which consisted of $19.4 million of payroll tax deferral payments and repayment of $25.0 million of Medicare advance payments offset by receipt of $24.2 million of PHSSE Fund payments, of which $17.9 million was recognized as income from provider relief funds during 2021. Operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the year ended December 31, 2021. Operating cash flows for the year ended December 31, 2020 included government relief funds received of approximately $86.6 million, which consisted of Medicare advance payments of $45.2 million, payroll tax deferrals of $39.3 million and $34.9 million of PHSSE Fund payments, of which $32.8 million was recognized as income from provider relief funds during 2020. Days sales outstanding at December 31, 2021 was 42 compared to 47 at December 31, 2020.

Cash provided by continuing investing activities for the year ended December 31, 2021 was $1,017.6 million compared to cash used in continuing investing activities of $238.2 million for the year ended December 31, 2020. Cash provided by continuing investing activities for the year ended December 31, 2021 primarily consisted of proceeds from the U.K. Sale of $1,511.0 million, proceeds from the sale of property and equipment of $3.5 million and other of $3.1 million offset by $244.8 million of cash paid for capital expenditures, $139.0 million of cash paid for acquisitions, $84.8 million of settlement of foreign currency derivatives and $31.4 million of cash paid for purchase of finance lease. Cash paid for capital expenditures for the year ended December 31, 2021 consisted of $41.8 million of routine capital expenditures and $203.0 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2% of revenue for the year ended December 31, 2021. Cash used in continuing investing activities for the year ended December 31, 2020 primarily consisted of $225.0 million of cash paid for capital expenditures and other of $13.4 million offset by $0.1 million of proceeds from sale of property and equipment. Cash paid for capital expenditures for the year ended December 31, 2020 consisted of $40.7 million of routine capital expenditures and $175.9 million of expansion capital expenditures.

Cash used in continuing financing activities for the year ended December 31, 2021 was $1,641.1 million compared to $48.2 million for the year ended December 31, 2020. Cash used in continuing financing activities for the year ended December 31, 2021 primarily consisted of repayment of long-term debt of $2,227.9 million, principal payments on revolving credit facility of $330.0 million, principal payments on long-term debt of $8.0 million, payment of debt issuance costs of $8.0 million, other of $6.9 million and distributions to noncontrolling interests of $1.6 million offset by borrowing on long-term debt of $425.0 million, borrowings on revolving credit facility of $500.0 million and common stock withheld for minimum statutory taxes of $16.3 million. Cash used in continuing financing activities for the year ended December 31, 2020 primarily consisted of repayment of long-term debt of $909.8 million, principal payments on revolving credit facility of $100.0 million, principal payments on long-term debt of $41.3 million, payment of debt issuance costs of $18.3 million, other of $3.1 million and distributions to noncontrolling interests of $0.9 million offset by borrowing on long-term debt of $925.0 million, borrowings on revolving credit facility of $100.0 million and common stock withheld for minimum statutory taxes of $0.2 million.

We had total available cash and cash equivalents of $133.8 million, $378.7 million and $99.5 million at December 31, 2021, 2020 and 2019, respectively, of which approximately $20.1 million, $17.0 million and $4.2 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

New Credit Facility

We entered into the New Credit Facility on March 17, 2021. The New Credit Facility provides for a $600.0 million Revolving Facility and a $425.0 million Term Loan Facility with each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, we (i) refinanced and terminated the Prior Credit Facility and (ii) financed the redemption of all of the outstanding 5.625% Senior Notes.

We had $426.9 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.1 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2021.

During the third quarter of 2021, we repaid $60.0 million of the initial $160.0 million balance outstanding on the Revolving Facility. During the fourth quarter of 2021, we had a draw of $70.0 million on the Revolving Facility related to the CenterPointe acquisition.

The New Credit Facility requires quarterly principal repayments for the Term Loan Facility of $2.7 million for March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the Consolidated EBITDA (as defined in the New Credit Facility) of the Company and its Restricted Subsidiaries (as defined in the New Credit Facility) (as determined for the four fiscal quarter period most recently ended for which financial statements are available), and (ii) additional amounts so long as, after giving effect thereto, the Consolidated Senior Secured Net Leverage Ratio (as defined in the New Credit Facility) does not exceed 3.5 to 1.0.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of our obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at our option, either (i) adjusted LIBOR plus 1.50% or (ii) an alternative base rate plus 0.50% (in each case, subject to adjustment based on the Company’s consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on the Company’s consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At December 31, 2021, the Company was in compliance with such covenants.

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

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of the TLA Facility and $767.9 million of the Tranche B-4 Facility of the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of the 5.500% Senior Notes due 2028. The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, we issued $475.0 million of the 5.000% Senior Notes. The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on the Tranche B-3 Facility and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

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

5.625% Senior Notes due 2023

On February 11, 2015, we issued $375.0 million of the 5.625% Senior Notes. On September 21, 2015, we issued $275.0 million of additional 5.625% Senior Notes. The additional notes formed a single class of debt securities with the 5.625% Senior Notes issued in February 2015. Giving effect to this issuance, we had outstanding an aggregate of $650.0 million of the 5.625% Senior Notes. The 5.625% Senior Notes were to mature on February 15, 2023 and bear interest at a rate of 5.625% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On March 17, 2021, we redeemed the 5.625% Senior Notes.

6.500% Senior Notes due 2024

On February 16, 2016, we issued $390.0 million of the 6.500% Senior Notes. The 6.500% Senior Notes were to mature on March 1, 2024 and bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. On March 1, 2021, we redeemed the 6.500% Senior Notes.

Redemption of 5.625% Senior Notes and 6.500% Senior Notes

On January 29, 2021, we issued conditional notices of full redemption providing for the redemption in full of $650 million of the 5.625% Senior Notes and $390 million of the 6.500% Senior Notes to the holders of such notes.

On March 1, 2021, we satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, we recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the consolidated statement of operations.

On March 17, 2021, we satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, we recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the consolidated statement of operations.

6.125% Senior Notes due 2021

On March 12, 2013, we issued $150.0 million of the 6.125% Senior Notes. The 6.125% Senior Notes were to mature on March 15, 2021 and bear interest at a rate of 6.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. On June 24, 2020, we redeemed the 6.125% Senior Notes.

5.125% Senior Notes due 2022

On July 1, 2014, we issued $300.0 million of the 5.125% Senior Notes. The 5.125% Senior Notes were to mature on July 1, 2022 and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears on January 1 and July 1 of each year. On June 24, 2020, we redeemed the 5.125% Senior Notes.

Redemption of 6.125% Senior Notes and 5.125% Senior Notes

On June 10, 2020, we issued conditional notices of full redemption providing for the redemption in full of the 6.125% Senior Notes and the 5.125% Senior Notes on the Redemption Date, in each case at the Redemption Price. On June 24, 2020, we satisfied and discharged the indentures governing the 6.125% Senior Notes and the 5.125% Senior Notes by irrevocably depositing with a trustee sufficient funds equal to the Redemption Price for the 6.125% Senior Notes and the 5.125% Senior Notes and otherwise complying with the terms in the indentures relating to the satisfaction and discharge of the 6.125% Senior Notes and the 5.125% Senior Notes. In connection with the redemption of the 6.125% Senior Notes and the 5.125% Senior Notes, we recorded a debt extinguishment charge of $3.3 million, including the write-off of the deferred financing and other costs in the consolidated statement of operations for the year ended December 31, 2020.

Other long-term debt

During the year ended December 31, 2021, we repaid other long-term debt of $3.3 million, which is reflected in financing activities in the consolidated statement of cash flows.

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$77,142	$166,492	$624,605	$1,021,500	$1,889,739
Operating lease liabilities (b)	29,973	49,581	34,230	68,428	182,212
Finance lease liabilities	990	1,997	2,178	22,911	28,076
Total obligations and commitments	$108,105	$218,070	$661,013	$1,112,839	$2,100,027

(a)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2021.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2021, we had standby letters of credit outstanding of $3.1 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2021 was composed of $912.8 million of fixed-rate debt and $584.4 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.16% higher rate on our variable-rate debt) would decrease our net income and cash flows by $0.7 million on an annual basis based upon our borrowing level at December 31, 2021.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. Our cost report payables were $6.5 million for the year ended December 31, 2021 and were included in other current liabilities on the consolidated balance sheet. Our cost report receivables were $5.8 million at December 31, 2020 and were included in other current assets in the consolidated balance sheets. Management believes that these receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in decreases to revenue of $5.4 million, $1.3 million $0.4 million for the year ended December 31, 2021, 2020 and 2019, respectively.

The following table presents revenue by payor type and as a percentage of revenue in our U.S. Facilities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Commercial	$684,292	29.6%	$596,698	28.5%	$565,350	28.2%
Medicare	364,598	15.8%	330,070	15.8%	294,691	14.7%
Medicaid	1,147,884	49.6%	1,037,852	49.7%	1,007,102	50.1%
Self-Pay	93,425	4.0%	98,302	4.7%	118,716	5.9%
Other	24,195	1.0%	27,007	1.3%	22,522	1.1%
Revenue	$2,314,394	100.0%	$2,089,929	100.0%	$2,008,381	100.0%

The following tables present a summary of our aging of accounts receivable at December 31, 2021 and 2020:

December 31, 2021

	Current	30-90	90-150	>150	Total
Commercial	20.1%	6.2%	2.6%	8.2%	37.1%
Medicare	11.3%	1.7%	0.5%	2.0%	15.5%
Medicaid	28.6%	3.5%	2.0%	5.6%	39.7%
Self-Pay	1.3%	1.4%	1.4%	3.0%	7.1%
Other	0.1%	0.1%	0.2%	0.2%	0.6%
Total	61.4%	12.9%	6.7%	19.0%	100.0%

December 31, 2020

	Current	30-90	90-150	>150	Total
Commercial	19.8%	5.6%	2.2%	6.3%	33.9%
Medicare	12.0%	1.2%	0.6%	1.5%	15.3%
Medicaid	27.4%	4.7%	2.7%	8.6%	43.4%
Self-Pay	1.5%	1.4%	1.3%	2.5%	6.7%
Other	0.0%	0.3%	0.1%	0.3%	0.7%
Total	60.7%	13.2%	6.9%	19.2%	100.0%

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary. We are self-insured for professional liability claims up to $3 million per claim through August 31, 2021 and $10.0 million thereafter, and have obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $60.0 million in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $87.8 million at December 31, 2021, of which $11.9 million was included in other accrued liabilities and $75.9 million was included in other long-term liabilities. The professional and general liability reserve was $77.5 million at December 31, 2020, of which $9.7 million was included in other accrued liabilities and $67.8 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $37.9 million at December 31, 2021, of which $10.8 million was included in other current assets and $27.1 million was included in other assets, and such receivable was $27.2 million at December 31, 2020, of which $6.8 million was included in other current assets and $20.4 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $23.6 million at December 31, 2021, of which $12.0 million was included in accrued salaries and benefits and $11.6 million was included in other long-term liabilities, and such liability was $23.0 million at December 31, 2020, of which $12.0 million was included in accrued salaries and benefits and $11.0 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $106.7 million, $95.3 million and $87.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the second quarter of 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter of 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

We performed an impairment review of long-lived assets in the fourth quarter of 2021 and recorded no impairment. The impairment review of long-lived assets in the fourth quarters of 2020 and 2019, indicated the carrying amounts of certain of our long-lived assets in the U.S. Facilities may not be recoverable. This created a non-cash impairment of $4.2 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. These items were recorded in loss on impairment on our consolidated statements of operations.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

Subsequent to the U.K. Sale, as of our annual impairment test on October 1, 2021, we had one reporting unit, behavioral health services. The fair value of our behavioral health services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded. Additionally, during the second quarter of 2021, we sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. During the fourth quarter of 2021, we sold one outpatient facility for $1.5 million and recorded a write down of $0.7 million of goodwill and $0.1 million of intangibles related to the disposition.

As of our annual impairment test on October 1, 2020, we had two operating segments for segment reporting purposes, U.S. Facilities and U.K. Facilities, each of which represented a reporting unit for purposes of our goodwill impairment test.

Our annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2020 considered recent financial performance, including the impacts of COVID-19 on certain portions of the U.K. business. The 2020 impairment test of the U.K. Facilities indicated carrying value of the reporting unit exceeded the estimated fair value and resulted in a non-cash loss on impairment of the remaining goodwill of the U.K. Facilities of $356.2 million. The non-cash loss on impairment is included in loss on sale within discontinued operations in the consolidated statement of operations. As of our impairment test on October 1, 2020, the fair value of our U.S Facilities reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded. Additionally, for the year ended December 31, 2020, we recorded a non-cash impairment charge of $0.6 million related to indefinite-lived assets related to closed facilities in the U.S., which is included in loss on impairment in the consolidated statement of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Audit Committee

The information with respect to our Audit Committee and our audit committee financial experts serving on the Audit Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

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

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (a)
Equity Compensation Plans Approved by Stockholders (b)	3,537,116	(c)	$42.07	4,481,404
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	3,537,116			4,481,404

(a)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(b)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(c)	Includes 1,504,421 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2022 is incorporated herein by reference.

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

3.	Exhibits :

Exhibit No.	Exhibit Description

2.1	Put and Call Option Deed, dated as of December 30, 2020, by and between RemedcoUK Limited and the Company. (a)

2.2	Share Purchase Agreement, dated as of January 7, 2021, by and between RemedcoUK Limited and the Company. (a)

3.1

Amended and Restated Certificate of Incorporation, as filed on October 28, 2011 with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (b)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (b)

4.1	Indenture, dated June 24, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (c)

4.2	Form of 5.500% Senior Note due 2028 (included as Exhibit A1 in Exhibit 4.1).

4.3	Indenture, dated October 14, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (d)

4.4	Form of 5.000% Senior Note due 2029 (included as Exhibit A1 in Exhibit 4.3).

4.5	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (e)

4.6	Specimen Common Stock Certificate to be issued to holders of the Company’s Common Stock. (f)

4.7	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (g)

4.8	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (h)

4.9	Description of the Company’s Securities (i).

10.1

Credit Agreement, dated as of March 17, 2021, among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (j)

10.2	Security and Pledge Agreement, dated as of March 17, 2021, among the Company, the other obligors party thereto and Bank of America, N.A., as Administrative Agent. (j)

†10.3	Employment Agreement, dated as of January 19, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (k)

†10.4	Amendment to Employment Agreement, dated December 22, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (l)

†10.5	Side Letter to Employment Agreement, dated January 31, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (l)

†10.6	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (m)

†10.7	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (m)

†10.8	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (n)

†10.9	Employment Agreement, dated August 6, 2019, by and between Acadia Management Company, Inc. and Laurence L. Harrod. (o)

†10.10	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (p)

†10.11	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (q)

†10.12	Second Amendment, effective May 6, 2021, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (r)

†10.13	Form of Restricted Stock Unit Agreement. (s)

†10.14	Form of Incentive Stock Option Agreement. (t)

†10.15	Form of Non-Qualified Stock Option Agreement. (t)

†10.16	Form of Restricted Stock Agreement. (s)

†10.17	Form of Stock Appreciation Rights Agreement. (t)

†10.18	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (u)

†10.19	Nonmanagement Director Compensation Program, effective January 1, 2013. (u)

10.20	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (v)

10.21	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (v)

21*	Subsidiaries of the Company.

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(b)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(c)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 22, 2021 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 1, 2022 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(q)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).
(r)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 24, 2021 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(u)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ DEBRA K. OSTEEN
Debra K. Osteen
Chief Executive Officer and Director

Dated: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA K. OSTEEN Debra K. Osteen	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022

/s/ REEVE B. WAUD Reeve B. Waud	Chairman of the Board	March 1, 2022

/s/JASON R. BERNHARD Jason R. Bernhard	Director	March 1, 2022

/s/ E. PEROT BISSELL E. Perot Bissell	Director	March 1, 2022

/s/ MICHAEL J. FUCCI Michael J. Fucci	Director	March 1, 2022

/s/ VICKY B. GREGG Vicky B. Gregg	Director	March 1, 2022

/s/ WILLIAM F. GRIECO William F. Grieco	Director	March 1, 2022

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	March 1, 2022

/s/ WILLIAM M. PETRIE William M. Petrie	Director	March 1, 2022

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter

For the year ended December 31, 2021, the Company recognized $2.3 billion of revenue from continuing operations. As discussed in Note 4 of the consolidated financial statements, the Company determines the transaction price for services to patients in its U.S. Facilities based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

How We Addressed the Matter in Our Audit

Auditing the Company’s revenue recognition and its estimates of contractual adjustments, discounts and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in estimating the related amounts. Various reimbursement programs under which these amounts must be estimated are complex and subject to interpretation and adjustment. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

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

Nashville, Tennessee

March 1, 2022

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$133,813	$378,697
Accounts receivable, net	281,332	273,551
Other current assets	79,886	61,332
Current assets held for sale	—	1,809,815
Total current assets	495,031	2,523,395
Property and equipment, net	1,771,159	1,622,896
Goodwill	2,199,937	2,105,264
Intangible assets, net	70,145	68,535
Deferred tax assets	3,080	3,209
Operating lease right-of-use assets	133,761	96,937
Other assets	94,965	79,126
Total assets	$4,768,078	$6,499,362
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,594	$153,478
Accounts payable	98,575	87,815
Accrued salaries and benefits	137,845	124,912
Current portion of operating lease liabilities	23,348	18,916
Other accrued liabilities	126,499	178,453
Derivative instrument liabilities	—	84,584
Current liabilities held for sale	—	660,027
Total current liabilities	404,861	1,308,185
Long-term debt	1,478,626	2,968,948
Deferred tax liabilities	74,368	50,017
Operating lease liabilities	116,841	84,029
Other liabilities	110,505	133,412
Total liabilities	2,185,201	4,544,591
Redeemable noncontrolling interests	65,388	55,315
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,028,158 and 88,024,395 issued and outstanding as of December 31, 2021 and 2020, respectively	890	880
Additional paid-in capital	2,636,350	2,580,327
Accumulated other comprehensive loss	—	(371,365)
Accumulated deficit	(119,751)	(310,386)
Total equity	2,517,489	1,899,456
Total liabilities and equity	$4,768,078	$6,499,362

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Revenue	$2,314,394	$2,089,929	$2,008,381
Salaries, wages and benefits (including equity-based compensation expense of $37,530, $22,504 and $17,307, respectively)	1,243,804	1,154,522	1,107,357
Professional fees	136,739	120,489	118,451
Supplies	90,702	87,241	85,534
Rents and leases	38,519	37,362	35,486
Other operating expenses	301,339	262,272	259,536
Income from provider relief fund	(17,900)	(32,819)	—
Depreciation and amortization	106,717	95,256	87,923
Interest expense, net	76,993	158,105	187,325
Debt extinguishment costs	24,650	7,233	—
Loss on impairment	24,293	4,751	27,217
Transaction-related expenses	12,778	11,720	21,157
Total expenses	2,038,634	1,906,132	1,929,986
Income from continuing operations before income taxes	275,760	183,797	78,395
Provision for income taxes	67,557	40,606	25,085
Income from continuing operations	208,203	143,191	53,310
(Loss) income from discontinued operations, net of taxes	(12,641)	(812,390)	56,812
Net income (loss)	195,562	(669,199)	110,122
Net income attributable to noncontrolling interests	(4,927)	(2,933)	(1,199)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$190,635	$(672,132)	$108,923
Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$2.29	$1.60	$0.59
(Loss) income from discontinued operations	(0.14)	(9.25)	0.65
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$2.15	$(7.65)	$1.24

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$2.24	$1.58	$0.59
(Loss) income from discontinued operations	(0.14)	(9.17)	0.65
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$2.10	$(7.59)	$1.24
Weighted-average shares outstanding:
Basic	88,769	87,875	87,612
Diluted	90,793	88,595	87,816

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss)	$195,562	$(669,199)	$110,122
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(4,260)	61,247	69,811
Gain (loss) on derivative instruments, net of tax of $0.1 million, $(3.9) million and $(3.6) million, respectively	19	(11,272)	(19,008)
Pension liability adjustment, net of tax of $0.0 million, $(0.8) million and $(0.6) million, respectively	—	(6,456)	(3,310)
U.K. Sale	375,606	—	—
Other comprehensive income	371,365	43,519	47,493
Comprehensive income (loss)	566,927	(625,680)	157,615
Comprehensive (income) loss attributable to noncontrolling interests	(4,927)	(2,933)	(1,199)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$562,000	$(628,613)	$156,416

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	(Accumulated Deficit) Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2019	87,444	$874	$2,541,987	$(462,377)	$252,823	$2,333,307
Common stock issued under stock incentive plans	271	3	566	—	—	569
Common stock withheld for minimum statutory taxes	—	—	(2,218)	—	—	(2,218)
Equity-based compensation expense	—	—	17,307	—	—	17,307
Other comprehensive income	—	—	—	47,493	—	47,493
Other	—	—	—	—	—	-
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	108,923	108,923
Balance at December 31, 2019	87,715	877	2,557,642	(414,884)	361,746	2,505,381
Common stock issued under stock incentive plans	309	3	2,024	—	—	2,027
Common stock withheld for minimum statutory taxes	—	—	(1,843)	—	—	(1,843)
Equity-based compensation expense	—	—	22,504	—	—	22,504
Other comprehensive income	—	—	—	43,519	—	43,519
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(672,132)	(672,132)
Balance at December 31, 2020	88,024	880	2,580,327	(371,365)	(310,386)	1,899,456
Common stock issued under stock incentive plans	1,004	10	22,019	—	—	22,029
Common stock withheld for minimum statutory taxes	—	—	(5,734)	—	—	(5,734)
Equity-based compensation expense	—	—	37,530	—	—	37,530
Other comprehensive income	—	—	—	371,365	—	371,365
Other	—	—	2,208	—	—	2,208
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	190,635	190,635
Balance at December 31, 2021	89,028	$890	$2,636,350	$-	$(119,751)	$2,517,489

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities:
Net income (loss)	$195,562	$(669,199)	$110,122
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	106,717	95,256	87,923
Amortization of debt issuance costs	4,071	12,636	11,987
Equity-based compensation expense	37,530	22,504	17,307
Deferred income taxes	11,772	53,108	1,089
Loss (income) from discontinued operations, net of taxes	12,641	812,390	(56,812)
Debt extinguishment costs	24,650	7,233	—
Loss on impairment	24,293	4,751	27,217
Other	491	1,041	3,916
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,448	15,340	(18,714)
Other current assets	1,968	9,675	(501)
Other assets	(10,770)	1,519	(2,372)
Accounts payable and other accrued liabilities	6,164	41,910	(20,135)
Accrued salaries and benefits	9,755	(10,001)	5,540
Other liabilities	(14,940)	18,082	16,862
Government relief funds	(38,128)	86,599	—
Net cash provided by continuing operating activities	374,224	502,844	183,429
Net cash provided by discontinued operating activities	253	155,963	149,475
Net cash provided by operating activities	374,477	658,807	332,904
Investing activities:
Cash paid for acquisitions, net of cash acquired	(139,015)	—	(44,900)
Cash paid for capital expenditures	(244,811)	(224,964)	(232,679)
Proceeds from U.K. Sale	1,511,020	—	—
Settlement of foreign currency derivatives	(84,795)	—	105,008
Proceeds from sale of property and equipment	3,493	92	11,765
Cash paid for purchase of finance lease	(31,401)	—	—
Other	3,142	(13,365)	12,975
Net cash provided by (used in) continuing investing activities	1,017,633	(238,237)	(147,831)
Net cash used in discontinued investing activities	—	(43,602)	(53,310)
Net cash provided by (used in) investing activities	1,017,633	(281,839)	(201,141)
Financing activities:
Borrowings on long-term debt	425,000	925,000	—
Borrowings on revolving credit facility	500,000	100,000	76,573
Principal payments on revolving credit facility	(330,000)	(100,000)	(76,573)
Principal payments on long-term debt	(7,969)	(41,291)	(52,984)
Repayment of long-term debt	(2,227,935)	(909,785)	—
Payment of debt issuance costs	(7,964)	(18,295)	—
Common stock withheld for minimum statutory taxes, net	16,295	184	(1,648)
Distributions to noncontrolling interests	(1,588)	(916)	(154)
Other	(6,900)	(3,146)	(4,369)
Net cash used in continuing financing activities	(1,641,061)	(48,249)	(59,155)
Net cash used in discontinued financing activities	—	(3,250)	(2,472)
Net cash used in financing activities	(1,641,061)	(51,499)	(61,627)
Effect of exchange rate changes on cash	4,067	4,087	3,546
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets held for sale	(244,884)	329,556	73,682
Less: cash classified within current assets held for sale	—	(75,051)	(24,657)
Net (decrease) increase in cash and cash equivalents	(244,884)	254,505	49,025
Cash and cash equivalents at beginning of the period	378,697	124,192	50,510
Cash and cash equivalents at end of the period	$133,813	$378,697	$99,535
Supplemental Cash Flow Information:
Cash paid for interest	$93,669	$137,578	$173,239
Cash paid (received) for income taxes	$79,304	$(16,486)	$31,915
Effect of acquisitions:
Assets acquired, excluding cash	$176,365	$20,200	$48,594
Liabilities assumed	(37,350)	(53)	(3,694)
Redeemable noncontrolling interest resulting from an acquisition	—	(20,147)	—
Cash paid for acquisitions, net of cash acquired	$139,015	$—	$44,900

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At December 31, 2021, the Company operated 238 behavioral healthcare facilities with approximately 10,500 beds in 40 states and Puerto Rico.

On January 19, 2021, the Company completed the sale of its operations in the United Kingdom (the “U.K.”) to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allowed the Company to reduce its indebtedness and focus on its U.S. operations. As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See Note 3 – U.K. Sale.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $108.2 million, $97.8 million and $90.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $3 million per claim through August 31, 2021 and $10.0 million thereafter, and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $60.0 million in the aggregate beginning September 1, 2021. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The professional and general liability reserve was $87.8 million at December 31, 2021, of which $11.9 million was included in other accrued liabilities and $75.9 million was included in other long-term liabilities. The professional and general liability reserve was $77.5 million at December 31, 2020, of which $9.7 million was included in other accrued liabilities and $67.8 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $37.9 million at

December 31, 2021, of which $10.8 million was included in other current assets and $27.1 million was included in other assets, and such receivable was $27.2 million at December 31, 2020, of which $6.8 million was included in other current assets and $20.4 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $23.6 million at December 31, 2021, of which $12.0 million was included in accrued salaries and benefits and $11.6 million was included in other long-term liabilities, and such liability was $23.0 million at December 31, 2020, of which $12.0 million was included in accrued salaries and benefits and $11.0 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $106.7 million, $95.3 million and $87.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the second quarter of 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter of 2021, the Company recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

The Company performed an impairment review of long-lived assets in the fourth quarter of 2021 and recorded no impairment. The impairment review of long-lived assets in the fourth quarters of 2020 and 2019, indicated the carrying amounts of certain of the Company’s long-lived assets in facilities in the U.S. (the “U.S. Facilities”) may not be recoverable. This created a non-cash impairment of $4.2 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. These items were recorded in loss on impairment on the Company’s consolidated statements of operations.

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

Subsequent to the U.K. Sale, as of the Company’s annual impairment test on October 1, 2021, the Company had one reporting unit, behavioral health services. The fair value of our behavioral health services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded. Additionally, during the second quarter of 2021, the Company sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. During the fourth quarter of 2021, the Company sold one outpatient facility for $1.5 million and recorded a write down of $0.7 million of goodwill and $0.1 million of intangibles related to the disposition.

As of the Company’s annual impairment test on October 1, 2020, the Company had two operating segments for segment reporting purposes, U.S. Facilities and facilities in the U.K. (the “U.K. Facilities”), each of which represented a reporting unit for purposes of the Company’s goodwill impairment test.

The Company’s annual goodwill impairment and other indefinite-lived intangible assets test performed as of October 1, 2020 considered recent financial performance, including the impacts of COVID-19 on certain portions of the U.K. business. The 2020 impairment test of the U.K. Facilities indicated carrying value of the reporting unit exceeded the estimated fair value and resulted in a non-cash loss on impairment of the remaining goodwill of the U.K. Facilities of $356.2 million. The non-cash loss on impairment is included in loss on sale within discontinued operations in the consolidated statements of operations. As of the Company’s impairment test on October 1, 2020, the fair value of the U.S. Facilities reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded. Additionally, for the year ended December 31, 2020, the Company recorded a non-cash impairment charge of $0.6 million related to indefinite-lived assets related to closed facilities in the U.S., which is included in loss on impairment in the consolidated statements of operations.

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$22,292	$19,480
Assets held for sale	15,808	—
Workers’ compensation deposits – current portion	12,000	12,000
Insurance receivable – current portion	10,807	6,792
Other receivables	10,786	10,025
Inventory	4,786	4,851
Income taxes receivable	1,523	897
Cost report receivable	—	5,818
Other	1,884	1,469
Other current assets	$79,886	$61,332

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Unearned income	$30,371	$35,946
Accrued expenses	26,791	28,452
Accrued interest	17,418	40,479
Government relief funds	12,718	5,495
Insurance liability – current portion	11,923	9,700
Accrued property taxes	8,375	6,763
Cost report payable	6,487	—
Income taxes payable	5,540	16,345
Finance lease liabilities	990	32,188
Other	5,886	3,085
Other accrued liabilities	$126,499	$178,453

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 718, “ Compensation—Stock Compensation .” The Company uses the Black-Scholes valuation model to determine grant-date fair value for stock options and recognizes straight-line amortization of share-based compensation expense over the requisite service period of the respective awards. The fair values of restricted stock units are determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions, or at their Monte-Carlo simulation value for units subject to market conditions.

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

The Company has accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. The Company accrues for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although Management believes that the positions taken on previously filed tax returns are reasonable, the Company nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Recent Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities except for not-for-profit entities within the scope of Topic 958, Not-for-Profit Entities, and employee benefit plans within the scope of Topic 960, Plan Accounting— Defined Benefit Pension Plans, Topic 962, Plan Accounting—Defined Contribution Pension Plans, and Topic 965, Plan Accounting—Health and Welfare Benefit Plans that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-10 on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Management is evaluating the impact of ASU 2020-04 on the Company’s consolidated financial statements.

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

3. U.K. Sale

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constituted the entirety of the Company’s U.K. operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to U.S. Dollars (“USD”) exchange rate, cash retained by the buyer and transaction costs. The Company used the net proceeds of approximately $1,425 million (excluding cash retained by the buyer) along with cash on the balance sheet to reduce debt by $1,640 million during the first quarter of 2021 as described in Note 11 – Long-Term Debt.

As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. In December 2020, the Company’s U.K. operations met the criteria to be classified as assets held for sale. The carrying value of the U.K. operations was written down to fair value less costs to sell in the consolidated balance sheet at December 31, 2020. This resulted in a loss on sale of $867.3 million, which includes approximately $356.2 million of non-cash goodwill impairment, recorded within discontinued operations in the consolidated statement of operations. During the first quarter of 2021, an additional $14.3 million was recorded as a loss on sale primarily resulting from an increase in the U.K. operations carrying value.

For the years ended December 31, 2021, 2020 and 2019, results of operations of the U.K. operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$62,520	$1,119,768	$1,099,081
Salaries, wages and benefits	35,937	632,134	609,823
Professional fees	6,815	127,291	122,532
Supplies	2,217	38,285	37,527
Rents and leases	2,509	47,748	46,743
Other operating expenses	6,682	113,534	115,897
Depreciation and amortization	—	74,935	76,121
Interest expense, net	10	(417)	(231)
Loss on sale	13,490	867,324	—
Loss on impairment	—	20,239	27,169
Transaction-related expenses	6,265	8,719	5,907
Total expenses	73,925	1,929,792	1,041,488
(Loss) income from discontinued operations before income taxes	(11,405)	(810,024)	57,593
Provision for income taxes	1,236	2,366	781
(Loss) income from discontinued operations	$(12,641)	$(812,390)	$56,812

The major classes of assets and liabilities for the U.K. operations as of December 31, 2020 are shown below (in thousands):

Cash and cash equivalents	$75,051
Accounts receivable, net	52,196
Other current assets	13,361
Current assets of discontinued operations	140,608
Property and equipment, net	1,297,923
Goodwill	—
Intangible assets, net	22,289
Operating lease right-of-use assets	341,289
Other assets	7,706
Total assets of discontinued operations	1,809,815

Current liabilities:
Accounts payable	$44,929
Current portion of operating lease liabilities	11,141
Other current liabilities	136,895
Current liabilities of discontinued operations	192,965
Operating lease liabilities	387,607
Deferred tax liabilities	57,230
Other liabilities	22,225
Total liabilities of discontinued operations	$660,027

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

As the Company’s performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as the Company’s patients typically are under no obligation to remain admitted in the Company’s facilities.

At December 31, 2021 and 2020, estimated implicit price concessions of $49.7 million and $62.1 million, respectively, had been recorded as reductions to the Company’s accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts the Company expected to collect. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated statements of operations.

The Company disaggregates revenue from contracts with customers by service type and by payor.

The Company’s facilities and services provided by the facilities can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; and residential treatment centers.

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

The table below presents total U.S. revenue attributed to each category (in thousands):

	Year Ended December 31,
	2021	2020	2019
Acute inpatient psychiatric facilities	$1,126,872	$984,609	$912,097
Specialty treatment facilities	896,564	802,022	788,232
Residential treatment centers	283,169	281,158	286,959
Other	7,789	22,140	21,093
Revenue	$2,314,394	$2,089,929	$2,008,381

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2021, 2020 and 2019 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report payables were $6.5 million for the year ended December 31, 2021 and were included in other current liabilities on the consolidated balance sheet. The Company’s cost report receivables were $5.8 million for the year ended December 31, 2020 and were included in other current assets in the consolidated balance sheet. Management believes that these payables or receivables are properly stated and are not likely to be settled for a significantly different amount. The net adjustments to estimated cost report settlements resulted in decreases to revenue of $5.4 million, $1.3 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $3.8 million, $4.4 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue in the Company’s U.S. Facilities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Commercial	$684,292	29.6%	$596,698	28.5%	$565,350	28.2%
Medicare	364,598	15.8%	330,070	15.8%	294,691	14.7%
Medicaid	1,147,884	49.6%	1,037,852	49.7%	1,007,102	50.1%
Self-Pay	93,425	4.0%	98,302	4.7%	118,716	5.9%
Other	24,195	1.0%	27,007	1.3%	22,522	1.1%
Revenue	$2,314,394	100.0%	$2,089,929	100.0%	$2,008,381	100.0%

Contract liabilities primarily consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. The Company repaid approximately $25 million of the $45 million of advance payments during 2021 via recoupment from the Company’s new Medicare claims and will continue to repay the remaining balance throughout 2022. Contract liabilities of $30.4 million are included in other accrued liabilities at December 31, 2021 on the consolidated balance sheet. Contract liabilities of $35.9 million and $11.3 million are included in other accrued liabilities and other liabilities, respectively, at December 31, 2020 on the consolidated balance sheet. A summary of the activity in contract liabilities is as follows (in thousands):

Balance at December 31, 2020	$47,196
Payments received	11,739
Revenue recognized	(3,463)
Medicare advance repayments	(25,101)
Balance at December 31, 2021	$30,371

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$203,276	$140,258	$52,111
(Loss) income from discontinued operations	(12,641)	(812,390)	56,812
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$190,635	$(672,132)	$108,923
Denominator:
Weighted average shares outstanding for basic earnings per share	88,769	87,875	87,612
Effects of dilutive instruments	2,024	720	204
Shares used in computing diluted earnings per common share	90,793	88,595	87,816

Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$2.29	$1.60	$0.59
(Loss) income from discontinued operations	(0.14)	(9.25)	0.65
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$2.15	$(7.65)	$1.24

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$2.24	$1.58	$0.59
(Loss) income from discontinued operations	(0.14)	(9.17)	0.65
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$2.10	$(7.59)	$1.24

Approximately 0.3 million, 1.9 million and 2.2 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

6. Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On December 31, 2021, the Company acquired the equity of CenterPointe Behavioral Health System, LLC and certain related entities (“CenterPointe”) for cash consideration of approximately $139 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Revolving Facility. CenterPointe operates four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

The preliminary fair values of assets acquired and liabilities assumed in the CenterPointe acquisition were as follows (in thousands):

Cash	$5,640
Accounts receivable, net	10,230
Other current assets	2,087
Property and equipment	35,670
Goodwill	97,122
Intangible assets	825
Deferred tax assets	1,573
Operating lease right-of-use assets	28,858
Total assets acquired	182,005
Accounts payable	3,820
Accrued salaries and benefits	3,585
Current portion of operating lease liabilities	2,582
Other accrued liabilities	1,088
Operating lease liabilities	26,275
Total liabilities assumed	37,350
Net assets acquired	$144,655

The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing the valuation of intangible assets and certain tax matters as well as certain receivables and assumed liabilities of CenterPointe. The qualitative factors comprising the goodwill acquired in the CenterPointe acquisition include the value of the business and efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance and applying best practices.

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

Goodwill

The following table summarizes changes in goodwill for the years 2020 and 2021 (in thousands):

Balance at January 1, 2020	$2,085,104
Increase from contribution of redeemable noncontrolling interests	20,200
Adjustments related to 2019 acquisitions	(40)
Balance at December 31, 2020	2,105,264
Increase from acquisitions	97,122
2021 dispositions	(2,449)
Balance at December 31, 2021	$2,199,937

Transaction-related expenses

Transaction-related expenses represent costs primarily related to termination, restructuring, strategic review, management transition and other acquisition-related costs. Transaction-related expenses comprised the following costs for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Legal, accounting and other acquisition-related costs	$8,315	$8,252	$3,030
Termination, restructuring and strategic review costs	4,463	3,468	12,598
Management transition costs	—	—	5,529
	$12,778	$11,720	$21,157

7. Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Land	$154,376	$144,221
Building and improvements	1,683,560	1,490,149
Equipment	253,100	220,690
Construction in progress	221,249	217,479
	2,312,285	2,072,539
Less: accumulated depreciation	(541,126)	(449,643)
Property and equipment, net	$1,771,159	$1,622,896

During the years ended December 31, 2021 and 2020, the Company recorded non-cash impairment charges of $24.3 million and $4.2 million, respectively, related primarily to the closure of certain facilities. During the second quarter of 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter 2021, the Company recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage. The non-cash impairment charges of $4.2 million for the year ended December 31, 2020 related to the closure of certain facilities.

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets for closed U.S. properties actively marketed of $15.8 million and $17.1 million at December 31, 2021 and 2020, respectively.

8. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at December 31, 2021 and 2020 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,600	11,873	—	—
Trade names	40,435	39,526	—	—
Certificates of need	18,110	17,136	—	—
	70,145	68,535	—	—
Total	$71,276	$69,666	$(1,131)	$(1,131)

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

During the second quarter of 2021, the Company sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. During the fourth quarter of 2021, the Company sold one outpatient facility for $1.5 million and recorded a write down of $0.7 million of goodwill and $0.1 million of intangibles related to the disposition. These dispositions are reflected in other investing activities in the consolidated statement of cash flows. For the year ended December 31, 2020, the Company recorded a non-cash impairment charge of $0.6 million related to indefinite-lived assets related to closed facilities in the U.S., which is included in loss on impairment in the consolidated statements of operations.

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

Operating lease liabilities are recorded at the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease right-of-use assets and liabilities include the initial lease term unless it is reasonably certain a renewal or termination option will be exercised. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease payments and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore, incremental borrowing rates were calculated based on information available at the lease commencement date. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

Lease Position

The Company recorded the following at December 31, 2021 and 2020 on the consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	December 31, 2021	December 31, 2020
Finance lease right-of-use assets	Property and equipment, net	$8,627	$34,621
Operating lease right-of-use assets	Operating lease right-of-use assets	133,761	96,937
Total		$142,388	$131,558

Lease Liabilities	Balance Sheet Classification	December 31, 2021	December 31, 2020
Current:
Finance lease liabilities	Other accrued liabilities	$990	$32,188
Operating lease liabilities	Current portion of operating lease liabilities	23,348	18,916
Noncurrent:
Finance lease liabilities	Other liabilities	10,807	10,744
Operating lease liabilities	Operating lease liabilities	116,841	84,029
Total		$151,986	$145,877

Weighted-average remaining lease terms and discount rates were as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Finance	22.9	6.7
Operating	9.1	8.5

Weighted-average discount rate:
Finance	5.1%	5.9%
Operating	5.1%	6.5%

Lease Costs

The Company recorded the following lease costs at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Finance lease costs:
Depreciation of leased assets	378	868
Interest of lease liabilities	2,174	3,214
Total finance lease costs	$2,552	$4,082

Operating lease costs	28,233	27,050
Variable lease costs	2,488	2,501
Short term lease costs	3,257	3,558
Other lease costs	4,541	4,253
Total rents and leases	$38,519	$37,362

Total lease costs	$41,071	$41,444

Other

Undiscounted cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2021 (in thousands):

	Finance Leases	Operating Leases
2021	$990	$29,973
2022	990	26,471
2023	1,007	23,110
2024	1,089	19,730
2025	1,089	14,500
Thereafter	22,911	68,427
Total minimum lease payments	28,076	182,211
Less: amount of lease payments representing interest	16,279	42,022
Present value of future minimum lease payments	11,797	140,189
Less: Current portion of lease liabilities	990	23,348
Noncurrent lease liabilities	$10,807	$116,841

Supplemental data for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,508	$26,810
Operating cash flows for finance leases	$2,174	$3,214
Financing cash flows for finance leases	$31,136	$551

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$63,279	$21,285
Finance leases	$—	$—

10. The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the Centers for Medicare and Medicaid Services’ (“CMS”) Accelerated and Advance Payment Program. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. The Company repaid approximately $25 million of the $45 million of advance payments during 2021 via recoupment from the Company’s new Medicare claims and will continue to repay the remaining balance throughout 2022. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to December 31, 2021. In April 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund on the consolidated statement of operations related to PHSSE funds received in 2021. The remaining unrecognized funds of $6.3 million are included in other accrued liabilities on the consolidated balance sheet at December 31, 2021.

During the second quarter of 2020, the Company recorded $18.1 million of income from provider relief fund in the consolidated statement of operations related to $19.7 million received from the PHSSE Fund during the quarter. This was subsequently reversed during the third quarter of 2020. During the fourth quarter of 2020, the Company recorded $32.8 million of income from provider relief fund in the consolidated statement of operations related to $34.9 million of PHSSE funds received from April through December 2020. The Company’s recognition of this income was based on revised guidance in the Consolidated Appropriations Act, 2021 (“CAA”) enacted in December 2020. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, funds received under the CARES Act and other government relief programs.

The CARES Act also provides for certain federal income and other tax changes, including an increase in the interest expense tax deduction limitation and bonus depreciation of qualified improvement property. Furthermore, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss (“NOL”) carryforwards and carrybacks may offset 100% of taxable income and (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. As a result, in 2019 and 2020 the Company received a benefit, in the form of refunds and lower future tax payments, of $51.6 million, consisting of $22.8 million related to interest expense, $20.5 million related to qualified improvement property legislation and an $8.3 million permanent benefit due to the loss being able to be carried back at a 35% tax rate to offset income in tax years prior to 2018 (21% for tax years after 2017). The Company also received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes, as enacted by the CARES Act. The Company repaid half of the $39 million of payroll tax deferrals during the third quarter of 2021 and expects to repay the remaining portion in the second half of 2022.

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
New Credit Facility:
Term Loan A	$417,031	$—
Revolving Line of Credit	170,000	—
Prior Credit Facility:
Senior Secured Term A Loan	—	311,733
Senior Secured Term B Loans	—	872,870
5.625% Senior Notes due 2023	—	650,000
6.500% Senior Notes due 2024	—	390,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Other long-term debt	—	3,625
Less: unamortized debt issuance costs, discount and premium	(14,811)	(30,802)
	1,497,220	3,122,426
Less: current portion	(18,594)	(153,478)
Long-term debt	$1,478,626	$2,968,948

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

The Company had $426.9 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.1 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2021.

During the third quarter of 2021, the Company repaid $60.0 million of the initial $160.0 million balance outstanding on the Revolving Facility. During the fourth quarter of 2021, the Company had a draw of $70.0 million on the Revolving Facility related to the CenterPointe acquisition.

The New Credit Facility requires quarterly principal repayments for the Term Loan Facility of $2.7 million for March 31, 2022, $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

The Company has the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the Consolidated EBITDA (as defined in the New Credit Facility) of the Company and its Restricted Subsidiaries (as defined in the New Credit Facility) (as determined for the four fiscal quarter period most recently ended for which financial statements are available), and (ii) additional amounts so long as, after giving effect thereto, the Consolidated Senior Secured Net Leverage Ratio (as defined in the New Credit Facility) does not exceed 3.5 to 1.0.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At December 31, 2021, the Company was in compliance with such covenants.

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

On February 27, 2019, the Company entered into the Twelfth Amendment (the “Twelfth Amendment”) to the Amended and Restated Credit Agreement. The Twelfth Amendment, among other things, modified certain definitions, including “Consolidated EBITDA”, and increased the Company’s permitted Maximum Consolidated Leverage Ratio, thereby providing increased flexibility to the Company in terms of the Company’s financial covenants

On April 21, 2020, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

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

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Term Loan B Facility Tranche B-4 (“Tranche B-4 Facility”). On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of the TLA Facility and $767.9 million of the Tranche B-4 Facility of the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on the Company’s existing Term Loan B Facility Tranche B-3 (“Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, the Company recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

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

On March 1, 2021, the Company satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, the Company recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the consolidated statement of operations.

On March 17, 2021, the Company satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, the Company recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the consolidated statement of operations.

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

Other long-term debt

During the year ended December 31, 2021, the Company repaid other long-term debt of $3.3 million, which is reflected in repayment of long-term debt within financing activities in the consolidated statement of cash flows.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2021 were $14.8 million, net of accumulated amortization of $2.4 million. Debt issuance costs at December 31, 2020 were $29.8 million, net of accumulated amortization of $56.0 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $2.8 million, $9.8 million and $9.7 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Other

The aggregate maturities of long-term debt at December 31, 2021 were as follows (in thousands):

2022	$18,594
2023	21,250
2024	29,219
2025	39,843
2026	478,125
Thereafter	925,000
Total	$1,512,031

12. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between approximately 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2020	$33,151
Acquisition of redeemable noncontrolling interests	20,147
Net income attributable to noncontrolling interests	2,933
Distributions to noncontrolling interests	(916)
Balance at December 31, 2020	55,315
Acquisition of redeemable noncontrolling interests	6,734
Net income attributable to noncontrolling interests	4,927
Distributions to noncontrolling interests	(1,588)
Balance at December 31, 2021	$65,388

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

At December 31, 2021, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between approximately 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at December 31, 2021 and 2020 include total assets of variable interest entities of $320.6 million and $261.7 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at December 31, 2021 and 2020 include total liabilities of variable interest entities of $24.1 million and $26.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$26,360	$15,151
Accounts receivable, net	20,144	18,507
Other current assets	1,304	1,461
Total current assets	47,808	35,119
Property and equipment, net	220,793	175,103
Goodwill	34,945	34,945
Intangible assets, net	10,490	9,581
Operating lease right-of-use assets	6,603	6,909
Total assets	$320,639	$261,657

Accounts payable	$3,690	$4,143
Accrued salaries and benefits	5,656	4,357
Current portion of operating lease liabilities	197	164
Other accrued liabilities	6,818	8,366
Total current liabilities	16,361	17,030
Operating lease liabilities	6,666	6,863
Other liabilities	1,083	2,166
Total liabilities	$24,110	$26,059

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2019	$(504,528)	$43,966	$(1,815)	$(462,377)
Foreign currency translation gain (loss)	69,895	—	(84)	69,811
Loss on derivative instruments, net of tax of $(3.6) million	—	(19,008)	—	(19,008)
Pension liability adjustment, net of tax of $(0.6) million	—	—	(3,310)	(3,310)
Balance at December 31, 2019	(434,633)	24,958	(5,209)	(414,884)
Foreign currency translation gain (loss)	61,532	—	(285)	61,247
Loss on derivative instruments, net of tax of $(3.9) million	—	(11,272)	—	(11,272)
Pension liability adjustment, net of tax of $(0.8) million	—	—	(6,456)	(6,456)
Balance at December 31, 2020	(373,101)	13,686	(11,950)	(371,365)
Foreign currency translation (loss) gain	(4,293)	—	33	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19	—	19
U.K. Sale	377,394	(13,705)	11,917	375,606
Balance at December 31, 2021	$—	$—	$—	$—

15. Equity

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

Common Stock

The Company’s amended and restated certificate of incorporation provides that up to 180,000,000 shares of common stock may be issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the New Credit Facility imposes restrictions on the Company’s ability to pay dividends.

16. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2021, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 4,481,404 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $37.5 million, $22.5 million and $17.3 million in equity-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively. Stock compensation expense for the years ended December 31, 2021, 2020 and 2019 is impacted by forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets. At December 31, 2021, there was $39.8 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

At December 31, 2021, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $9.6 million, $5.5 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2019, 2020 and 2021 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	1,199,540	$44.64	7.26	$2,717
Options granted	605,200	28.50	9.21	1,343
Options exercised	(55,671)	19.05	N/A	658
Options cancelled	(389,001)	40.84	N/A	N/A
Options outstanding at December 31, 2019	1,360,068	39.40	7.57	1,650
Options granted	507,600	33.13	9.18	157
Options exercised	(68,700)	29.15	N/A	854
Options cancelled	(288,662)	39.67	N/A	N/A
Options outstanding at December 31, 2020	1,510,306	37.56	7.35	1,414
Options granted	324,320	57.53	9.31	851
Options exercised	(558,322)	39.45	N/A	11,118
Options cancelled	(170,235)	40.08	N/A	N/A
Options outstanding at December 31, 2021	1,106,069	$42.07	7.49	$19,988
Options exercisable at December 31, 2020	596,606	$45.37	5.55	$543
Options exercisable at December 31, 2021	324,409	$43.24	5.48	$5,575

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of options	$20.64	$12.37	$17.59
Risk-free interest rate	0.9%	1.6%	2.4%
Expected volatility	40%	41%	38%
Expected life (in years)	5.0	5.0	5.0

The Company’s estimate of expected volatility for stock options is based upon the volatility of its stock price over the expected life of the award. The risk-free interest rate is the approximate yield on U. S. Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

Other Stock-Based Awards

Restricted stock activity during 2019, 2020 and 2021 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	805,057	$42.40
Granted	700,937	28.77
Cancelled	(389,684)	33.50
Vested	(311,174)	44.23
Unvested at December 31, 2019	805,136	$34.14
Granted	637,312	25.82
Cancelled	(129,683)	34.56
Vested	(289,769)	35.88
Unvested at December 31, 2020	1,022,996	$28.41
Granted	352,430	58.32
Cancelled	(82,751)	39.63
Vested	(366,048)	30.81
Unvested at December 31, 2021	926,627	$37.84

Restricted stock unit activity during 2019, 2020 and 2021 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	484,111	$44.52
Granted	234,408	34.54
Cancelled	(271,162)	45.17
Vested	—	—
Unvested at December 31, 2019	447,357	$38.89
Granted	583,680	10.60
Performance adjustment	117,772	13.50
Cancelled	(63,056)	43.35
Vested	(12,691)	42.09
Unvested at December 31, 2020	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	465,993	25.49
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at December 31, 2021	1,504,420	$23.20

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

17. Income Taxes

Provision for income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$48,292	$(18,215)	$18,954
State	6,715	4,981	3,440
Foreign	778	732	1,602
Total current	55,785	(12,502)	23,996
Deferred:
Federal	13,339	46,442	(1,572)
State	(1,892)	564	2,509
Foreign	325	6,102	152
Total deferred provision	11,772	53,108	1,089
Provision for income taxes	$67,557	$40,606	$25,085

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate on income before income taxes	21.0%	21.0%	21.0%
Impact of foreign operations	1.7	(0.5)	1.1
Effects of statutory rate change	—	3.2	—
State income taxes, net of federal tax effect	3.9	5.1	5.8
Permanent differences	1.7	1.5	3.3
Change in valuation allowance	(2.8)	127.4	0.6
Unrecognized tax benefit release	(0.9)	(0.4)	0.5
Federal tax credits	(0.8)	(1.0)	(2.2)
Basis recognition related to foreign divestiture	—	(129.9)	—
CARES Act impacts to net operating losses	—	(4.5)	—
Other	0.7	0.2	1.9
Effective income tax rate	24.5%	22.1%	32.0%

For the year ended December 31, 2021, the provision for income taxes was $67.6 million, reflecting an effective tax rate of 24.5%, compared to $40.6 million, reflecting an effective tax rate of 22.1%, for the year ended December 31, 2020. The increase in the effective tax rate for the year ended December 31, 2021 was primarily attributable to the Company’s recognition of a deferred tax liability as a result of the Company’s previous permanent reinvestment assertion and non-recurring impacts of the U.S. and U.K. tax legislation enacted in 2020.

The domestic and foreign components of income from continuing operations before income taxes for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Foreign	$5,596	$9,904	$6,070
Domestic	270,164	173,893	72,325
Income from continuing operations before income taxes	$275,760	$183,797	$78,395

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$9,354	$7,486
Capital loss carryovers (a)	215,367	239,269
Bad debt allowance	1,083	1,243
Accrued compensation and severance	18,241	20,889
Insurance reserves	18,847	18,497
Leases	896	846
Accrued expenses	5,768	11,817
Interest carryforwards	3,396	3,374
Lease right-of-use liabilities	26,154	24,402
Other assets	8,066	13,251
Total gross deferred tax assets	307,172	341,074
Less: valuation allowance	(217,325)	(241,225)
Deferred tax assets	89,847	99,849
Deferred tax liabilities:
Fixed asset basis difference	(2,456)	(5,553)
Prepaid items	(2,882)	(2,960)
Intangible assets	(126,446)	(115,196)
Lease right-of-use assets	(24,660)	(22,948)
Investment in foreign subsidiary	(4,691)	—
Total deferred tax liabilities	(161,135)	(146,657)
Total net deferred tax liability	$(71,288)	$(46,808)

(a)	The presentation of the December 31, 2020 deferred tax liability attributable to the U.K. divestiture has been adjusted to reflect the final outcome of the sale.

The Company established a deferred tax asset, during 2020, related to the Company’s investment in a foreign subsidiary in the amount of $239.1 million, in anticipation of the Company’s divestiture of the U.K. business on January 19, 2021. The Company concluded a full valuation allowance of this deferred tax asset was required as the Company expected the finalization of the divestiture to result in a capital loss. In 2021, upon the closing of the transaction, the Company recorded adjustments to its previous estimates of the capital loss, resulting in a tax benefit of $7.5 million to account for current year transactions and certain state jurisdictions where the tax benefit from the U.K. loss is projected to be realized. The Company concluded that a full valuation allowance on the remaining capital loss of $215.4 million was necessary due to the limitations in realizing the asset via offsetting capital gains in the future.

For the year ended December 31, 2021, the Company determined and asserts that the current and accumulated earnings from foreign operations are no longer indefinitely reinvested, and a deferred tax liability was established on the current and accumulated undistributed earnings of the Company’s continuing foreign operations within Puerto Rico in the amount of $4.6 million, resulting in an income tax expense in the current year. This deferred tax liability was not recognized in prior years under the exception within ASC 740-30-25-18 that limits the recognition of deferred tax liabilities for the excess of book basis over tax basis in an investment in a subsidiary in instances when the Company is permanently reinvested.

 The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2021 and 2020, the Company carried a valuation allowance against deferred tax assets of $217.3 million and $241.2 million, respectively. These amounts are primarily related to deferred tax assets related to the Company’s capital loss carryforward resulting from the U.K. Sale and certain state net operating losses.

As of December 31, 2021 and 2020, the Company had no federal net operating loss carryforwards. The foreign net operating loss carryforwards at December 31, 2021 and 2020 are approximately $0.1 million and $0.1 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2021 and 2020 of approximately $227.3 million and $170.0 million, respectively. The increase in net operating loss carryforwards from prior year results from states that do not distinguish losses as either capital or ordinary in nature; therefore, the Company is able to deduct the loss on the sale of its U.K. operations. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2022 to 2035. In addition, the Company has certain state tax credits of $0.4 million which will begin to expire in 2030 if not utilized.

Income taxes receivable was $24.6 million and $0.9 million at December 31, 2021 and 2020, respectively. At December 31, 2021, $23.1 million of income taxes receivable has been included in other assets due to anticipated delays in receipt of income tax refunds associated with amended tax return filings. The remaining $1.5 million of income taxes receivable is included in other current assets in the December 31, 2021 consolidated balance sheet. Income taxes payable of $5.5 million and $16.3 million at December 31, 2021 and 2020, respectively, was included in other accrued liabilities in the consolidated balance sheets. The decrease in the payable for the year ended December 31, 2021 was primarily attributable to tax payments in excess of accruals and the income tax benefit derived from the Company's accelerated repayment of $18.5 million of CARES payroll tax deferrals taken on the 2020 U.S. jurisdictional filings.

The Company recorded income taxes payable related to unrecognized tax benefits of $0.0 million and $2.5 million at December 31, 2021 and December 31, 2020, respectively. These amounts are inclusive of any interest and penalties, which is included in other liabilities on the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized income tax benefits, exclusive of any interest and penalties, net of the federal benefit, is as follows (in thousands):

	2021	2020
Balance at January 1	$2,060	$2,441
Additions based on tax positions related to the current year	—	—
Reductions as a result of the lapse of applicable statutes of limitations and settlements with tax authorities	(2,060)	(381)
Balance at December 31	$—	$2,060

At December 31, 2021 and 2020, the cumulative amounts of interest and penalties recognized were $0.0 million and $0.5 million, respectively. Unrecognized tax benefits of $2.1 million would affect the effective rate if recognized during the current year as a result of a lapse of the statute of limitations and settlements with taxing authorities.

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar year 2018 through 2020. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. While no other foreign jurisdictions are presently under examination, the Company may be subject to examination for calendar years 2017 through 2020. Generally, for state tax purposes, the Company’s 2015 through 2020 tax years remain open for examination by the tax authorities. At the date of this report there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

18. Derivatives

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

In conjunction with the U.K. Sale in January 2021, the Company settled its cross currency swap liability and outstanding forward contracts. Cash paid for the settlement of the cross currency swap agreements and forward contracts outstanding at December 31, 2020 are included in investing activities on the consolidated statement of cash flows.

The Company designated the cross currency swap agreements and forward contracts entered into during 2020 as qualifying hedging instruments and accounted for these derivatives as net investment hedges. The fair value of these derivatives at December 31, 2020 of $84.6 million is recorded as derivative instrument liabilities in the consolidated balance sheet. During 2019, the Company elected the spot method for recording its net investment hedges. Gains and losses resulting from the settlement of the excluded components were recorded in interest expense on the consolidated statement of operations. Gains and losses resulting from fair value adjustments to the cross currency swap agreements were recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. These gains and losses were considered in the carrying value of the U.K. operations and included in the loss on the U.K. Sale recorded in December 31, 2020 and January 2021. Prior to the U.K. Sale, cash flows related to the cross currency swap derivatives are included in operating activities in the consolidated statements of cash flows.

19. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s New Credit Facility, Prior Credit Facility, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes, other long-term debt and derivative instrument liabilities at December 31, 2021 and 2020 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2021	2020	2021	2020
New Credit Facility	$584,418	$—	$584,418	$—
Prior Credit Facility	$—	$1,175,437	$—	$1,175,437
5.625% Senior Notes due 2023	$—	$646,344	$—	$647,960
6.500% Senior Notes due 2024	$—	$385,636	$—	$393,850
5.500% Senior Notes due 2028	$443,894	$443,139	$466,577	$475,931
5.000% Senior Notes due 2029	$468,907	$468,245	$481,802	$499,852
Other long-term debt	$—	$3,625	$—	$3,625
Derivative instrument liabilities	$—	$84,584	$—	$84,584

The Company’s New Credit Facility, Prior Credit Facility, 5.625% Senior Notes, 6.500% Senior Notes, 5.500% Senior Notes, 5.000% Senior Notes and other long-term debt were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The fair values of the derivative instrument liabilities were categorized as Level 2 in the GAAP fair value hierarchy and were based on observable market inputs including applicable exchange rates and interest rates.

20. Commitments and Contingencies

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

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee. The complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014 and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 16, 2021, the parties filed a stipulation staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-JRS, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

On April 25, 2018, plaintiff filed Pence v. Sober Living By the Sea, Inc. - 30-2018-00988742-CU-OE-CXC, Orange County Superior Court (Pence I). On July 13, 2018, plaintiff next filed Pence v. Sober Living by the Sea, Inc.; Acadia Healthcare Company, Inc. - 30-2018-01005317-CU-OE-CJC, Orange County Superior Court (Pence II). These cases have now been consolidated before the same judge in the Complex Litigation Department of the Orange County Superior Court. The complaints allege various wage and hour violations under California law on behalf of a putative class of all non-exempt California employees of Acadia and various subsidiaries, going back to April 25, 2014, and on behalf of purportedly aggrieved non-exempt employees under California’s Private Attorney General Act (“PAGA”). The claims include (1) failure to provide overtime wages; (2); failure to provide minimum wages; (3) failure to provide meal periods; (4) failure to provide rest periods; (5); failure to pay wages due at termination; (6) failure to provide accurate wage statements; (7) violations of California Business and Professions Code section 17200; and (8) civil penalties under California Labor Code section 2699 (PAGA). During the second quarter of 2020, the Company recorded approximately $4.0 million to transaction-related expenses in the consolidated statement of operations based on the Company’s expected settlement and legal fees. The court granted final approval of the settlement in September 2021, and the Company made the settlement payment in October 2021.

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

21. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $2.8 million, $3.8 million and $4.1 million related to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019, respectively.

22. Financial Information Combined Wholly-Owned Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and the 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. The 5.625% Senior Notes, the 6.500% Senior Notes, the 5.500% Senior Notes and the 5.000% Senior Notes were all jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guaranteed the Company’s obligations under the Prior Credit Facility. Summarized financial information presented below is consistent with the consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is financial information for the combined wholly-owned subsidiary guarantors at December 31, 2021 and 2020, and for the year ended December 31, 2021.

Summarized balance sheet information (in thousands):

	December 31,
	2021	2020
Current assets	$422,113	$654,735
Property and equipment, net	1,525,569	1,421,875
Goodwill	2,086,978	1,992,305
Total noncurrent assets	3,893,087	3,640,809

Current liabilities	385,044	626,419
Long-term debt	1,460,046	2,786,125
Total noncurrent liabilities	1,752,271	3,045,981
Redeemable noncontrolling interests	—	—
Total equity	2,177,885	623,144

Summarized operating results information (in thousands):

For the Year Ended December 31, 2021
Revenue	$2,132,637
Income from continuing operations before income taxes	246,473
Net income	184,785
Net income attributable to Acadia Healthcare Company, Inc.	184,785