Form 10-Q
period 2022-03-31
Acadia Healthcare Company, Inc.
filed 2022-05-04
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 4, 2022, there were 90,526,686 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$140,367	$133,813
Accounts receivable, net	299,022	281,332
Other current assets	90,710	79,886
Total current assets	530,099	495,031
Property and equipment, net	1,795,791	1,771,159
Goodwill	2,200,659	2,199,937
Intangible assets, net	70,319	70,145
Deferred tax assets	3,047	3,080
Operating lease right-of-use assets	139,264	133,761
Other assets	95,460	94,965
Total assets	$4,834,639	$4,768,078

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,250	$18,594
Accounts payable	104,209	98,575
Accrued salaries and benefits	138,092	137,845
Current portion of operating lease liabilities	25,170	23,348
Other accrued liabilities	122,030	126,499
Total current liabilities	410,751	404,861
Long-term debt	1,463,848	1,478,626
Deferred tax liabilities	77,604	74,368
Operating lease liabilities	120,560	116,841
Other liabilities	117,062	110,505
Total liabilities	2,189,825	2,185,201
Redeemable noncontrolling interests	70,304	65,388
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,661,341 and 89,028,158 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	897	890
Additional paid-in capital	2,632,527	2,636,350
Accumulated deficit	(58,914)	(119,751)
Total equity	2,574,510	2,517,489
Total liabilities and equity	$4,834,639	$4,768,078

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Revenue	$616,653	$551,199
Salaries, wages and benefits (including equity-based compensation expense of $7,925 and $7,034, respectively)	335,762	304,333
Professional fees	36,911	31,617
Supplies	23,699	21,322
Rents and leases	11,249	9,412
Other operating expenses	81,425	72,010
Depreciation and amortization	28,926	24,894
Interest expense, net	15,787	29,027
Debt extinguishment costs	—	24,650
Transaction-related expenses	3,582	4,610
Total expenses	537,341	521,875
Income from continuing operations before income taxes	79,312	29,324
Provision for income taxes	17,402	6,204
Income from continuing operations	61,910	23,120
Loss from discontinued operations, net of taxes	—	(12,641)
Net income	61,910	10,479
Net income attributable to noncontrolling interests	(1,073)	(762)
Net income attributable to Acadia Healthcare Company, Inc.	$60,837	$9,717
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.68	$0.25
Loss from discontinued operations	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.68	$0.11

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.67	$0.25
Loss from discontinued operations	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.67	$0.11
Weighted-average shares outstanding:
Basic	89,258	88,242
Diluted	91,012	89,941

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$61,910	$10,479
Other comprehensive income:
Foreign currency translation loss	—	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19
U.K. Sale	—	375,606
Other comprehensive income	—	371,365
Comprehensive income	61,910	381,844
Comprehensive income attributable to noncontrolling interests	(1,073)	(762)
Comprehensive income attributable to Acadia Healthcare Company, Inc.	$60,837	$381,082

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	88,024	$880	$2,580,327	$(371,365)	$(310,386)	$1,899,456
Common stock issued under stock incentive plans	705	7	12,733	—	—	12,740
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(4,521)	—	—	(4,521)
Equity-based compensation expense	—	—	7,034	—	—	7,034
Other	—	—	2,208	—	—	2,208
Other comprehensive income	—	—	—	371,365	—	371,365
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	9,717	9,717
Balance at March 31, 2021	88,729	887	2,597,781	—	(300,669)	2,297,999
Common stock issued under stock incentive plans	188	2	5,620	—	—	5,622
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(580)	—	—	(580)
Equity-based compensation expense	—	—	9,031	—	—	9,031
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	44,514	44,514
Balance at June 30, 2021	88,917	889	2,611,852	—	(256,155)	2,356,586
Common stock issued under stock incentive plans	89	1	3,254	—	—	3,255
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(444)	—	—	(444)
Equity-based compensation expense	—	—	8,923	—	—	8,923
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	66,126	66,126
Balance at September 30, 2021	89,006	890	2,623,585	—	(190,029)	2,434,446
Common stock issued under stock incentive plans	22	—	412	—	—	412
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(189)	—	—	(189)
Equity-based compensation expense	—	—	12,542	—	—	12,542
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	70,278	70,278
Balance at December 31, 2021	89,028	890	2,636,350	—	(119,751)	2,517,489
Common stock issued under stock incentive plans	633	7	3,742	—	—	3,749
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(15,490)	—	—	(15,490)
Equity-based compensation expense	—	—	7,925	—	—	7,925
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	60,837	60,837
Balance at March 31, 2022	89,661	$897	$2,632,527	$—	$(58,914)	$2,574,510

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating activities:
Net income	$61,910	$10,479
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	28,926	24,894
Amortization of debt issuance costs	808	1,646
Equity-based compensation expense	7,925	7,034
Deferred income taxes	3,269	3,962
Loss from discontinued operations, net of taxes	—	12,641
Debt extinguishment costs	—	24,650
Other	(478)	1,737
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(18,222)	(2,490)
Other current assets	(16,638)	75
Other assets	(202)	(3,570)
Accounts payable and other accrued liabilities	10,501	(3,979)
Accrued salaries and benefits	246	2,915
Other liabilities	6,298	(4,210)
Government relief funds	(7,556)	—
Net cash provided by continuing operating activities	76,787	75,784
Net cash provided by discontinued operating activities	—	253
Net cash provided by operating activities	76,787	76,037
Investing activities:
Cash paid for capital expenditures	(50,527)	(58,682)
Proceeds from U.K. Sale	—	1,511,020
Settlement of foreign currency derivatives	—	(84,795)
Proceeds from sale of property and equipment	1,294	134
Other	(460)	(74)
Net cash (used in) provided by investing activities	(49,693)	1,367,603
Financing activities:
Borrowings on long-term debt	—	425,000
Borrowings on revolving credit facility	—	430,000
Principal payments on revolving credit facility	(10,000)	(270,000)
Principal payments on long-term debt	(2,656)	—
Repayment of long-term debt	—	(2,224,603)
Payment of debt issuance costs	—	(9,935)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(11,741)	8,219
Contributions from noncontrolling partners in joint ventures	4,290	1,000
Distributions to noncontrolling partners in joint ventures	(447)	(377)
Other	14	(6,793)
Net cash used in financing activities	(20,540)	(1,647,489)
Effect of exchange rate changes on cash	—	4,067
Net increase (decrease) in cash and cash equivalents	6,554	(199,782)
Cash and cash equivalents at beginning of the period	133,813	378,697
Cash and cash equivalents at end of the period	$140,367	$178,915

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At March 31, 2022, the Company operated 238 behavioral healthcare facilities with approximately 10,600 beds in 40 states and Puerto Rico.

On January 19, 2021, the Company completed the sale of its operations in the United Kingdom (“U.K.”) to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allowed the Company to reduce its indebtedness and focus on the Company’s U.S. operations. As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See Note 9 – U.K. Sale.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Company’s financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

During March 2020, the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”) began to affect the Company’s facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of the Company’s facilities, employees and/or patients have tested positive for COVID-19. The Company is committed to protecting the health of its communities and continues to respond to the evolving COVID- 19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. Nevertheless, the Company could continue to be impacted by COVID-19 if new strains of the virus cause additional disruptions. The COVID-19 pandemic could have a material adverse effect on its results of operations, financial condition, cash flows and ability to service its indebtedness and may affect the amounts reported in the consolidated financial statements including those related to collectability of accounts receivable as well as professional and general liability reserves, tax assets and liabilities and may result in a potential impairment of goodwill and long-lived assets.

Certain reclassifications have been made to the prior year to conform to the current year presentation.
2.	Recently Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities except for not-for-profit entities within the scope of Topic 958, Not-for-Profit Entities, and employee benefit plans within the scope of Topic 960, Plan Accounting—Defined Benefit Pension Plans, Topic 962, Plan Accounting—Defined Contribution Pension Plans, and Topic 965, Plan

Accounting—Health and Welfare Benefit Plans that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the impact of ASU 2021-10 on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company continues to evaluate the impact of ASU 2021-10 and does not expect a significant impact on the Company’s consolidated financial statements.

3.	Revenue

Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and residential treatment. The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each treatment is its own stand-alone contract.

As the Company’s performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in Accounting Standards Codification (“ASC”) ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as its patients typically are under no obligation to remain admitted in the Company’s facilities.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2022	2021
Acute inpatient psychiatric facilities	$310,748	$267,359
Specialty treatment facilities	233,640	211,757
Residential treatment centers	72,265	68,649
Other	—	3,434
Revenue	$616,653	$551,199

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2022 and 2021 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Commercial	$194,693	31.6%	$162,702	29.5%
Medicare	94,582	15.3%	86,185	15.6%
Medicaid	299,914	48.6%	274,620	49.8%
Self-Pay	19,785	3.2%	22,443	4.1%
Other	7,679	1.3%	5,249	1.0%
Revenue	$616,653	100.0%	$551,199	100.0%

Contract liabilities consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program and other advances. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. Of the $45 million of advance payments received in 2020, the Company repaid approximately $25 million of advance payments during 2021 and made additional payments of approximately $8 million during the three months ended March 31, 2022. The Company will continue to repay the remaining balance throughout the rest of 2022. Contract liabilities of $26.3 million and $30.4 million are included in other accrued liabilities at March 31, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets. A summary of the activity in contract liabilities is as follows (in thousands):

Balance at December 31, 2021	$30,371
Payments received	5,612
Revenue recognized	(2,127)
Medicare advance repayments	(7,556)
Balance at March 31, 2022	$26,300

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$60,837	$22,358
Loss from discontinued operations	—	(12,641)
Net income attributable to Acadia Healthcare Company, Inc.	$60,837	$9,717
Denominator:
Weighted average shares outstanding for basic earnings per share	89,258	88,242
Effects of dilutive instruments	1,754	1,699
Shares used in computing diluted earnings per common share	91,012	89,941

Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.68	$0.25
Loss from discontinued operations	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.68	$0.11

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.67	$0.25
Loss from discontinued operations	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.67	$0.11

Approximately 0.7 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three months ended March 31, 2022 and 2021, because their effect would have been anti-dilutive.

5.	Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On December 31, 2021, the Company acquired the equity of CenterPointe Behavioral Health System, LLC and certain related entities (“CenterPointe”) for cash consideration of approximately $139 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Company’s revolving credit facility. CenterPointe operates four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

The preliminary fair values of assets acquired and liabilities assumed in the CenterPointe acquisition were as follows (in thousands):

Cash	$5,640
Accounts receivable, net	9,697
Other current assets	2,087
Property and equipment	35,670
Goodwill	97,844
Intangible assets	825
Deferred tax assets	1,573
Operating lease right-of-use assets	29,245
Total assets acquired	182,581
Accounts payable	3,820
Accrued salaries and benefits	3,585
Current portion of operating lease liabilities	2,569
Other accrued liabilities	1,277
Operating lease liabilities	26,675
Total liabilities assumed	37,926
Net assets acquired	$144,655

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

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Legal, accounting and other acquisition-related costs	$589	$1,787
Termination and restructuring costs	1,958	2,823
Management transition costs	1,035	—
	$3,582	$4,610

6.	Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Other receivables	18,341	10,786
Prepaid expenses	$18,166	$22,292
Assets held for sale	14,758	15,808
Workers’ compensation deposits – current portion	12,000	12,000
Income taxes receivable	10,251	1,523
Insurance receivable – current portion	9,016	10,807
Inventory	4,768	4,786
Other	3,410	1,884
Other current assets	$90,710	$79,886

7.	Property and Equipment

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$156,139	$154,376
Building and improvements	1,694,282	1,683,560
Equipment	259,132	253,100
Construction in progress	255,697	221,249
	2,365,250	2,312,285
Less: accumulated depreciation	(569,459)	(541,126)
Property and equipment, net	$1,795,791	$1,771,159

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $14.8 million and $15.8 million as of March 31, 2022 and December 31, 2021, respectively.
8.	Goodwill and Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,600	11,600	—	—
Trade names	40,435	40,435	—	—
Certificates of need	18,284	18,110	—	—
	70,319	70,145	—	—
Total	$71,450	$71,276	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

The following table summarizes changes in goodwill for 2022 (in thousands):

Balance at December 31, 2021	$2,199,937
Adjustments related to 2021 acquisition	722
Balance at March 31, 2022	$2,200,659

9.	U.K. Sale

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constituted the entirety of the Company’s U.K. business operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to U.S. Dollars (“USD”) exchange rate, cash retained by the buyer and transaction costs. The Company used the net proceeds of approximately $1,425 million (excluding cash retained by the buyer) along with cash from the balance sheet to reduce debt by $1,640 million during the first quarter of 2021 as described in Note 12 – Long-Term Debt.

As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements.

For the three months ended March 31, 2021, results of operations of the U.K. operations were as follows (in thousands):

March 31, 2021
Revenue	$62,520
Salaries, wages and benefits	35,937
Professional fees	6,815
Supplies	2,217
Rents and leases	2,509
Other operating expenses	6,682
Interest expense, net	10
Loss on sale	13,490
Transaction-related expenses	6,265
Total expenses	73,925
Loss from discontinued operations before income taxes	(11,405)
Benefit from income taxes	1,236
Loss from discontinued operations, net of taxes	$(12,641)

10.	The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. During the three months ended June 30, 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $19.7 million relating to the initial portions of the Public Health and Social Services Emergency Fund (the “PHSSE Fund”), also known as the Provider Relief Fund, and approximately $45 million of payments from the CMS Accelerated and Advance Payment Program. In August 2020, the Company received approximately $12.8 million of additional funds from the PHSSE Fund. Of the $45 million of advance payments received in 2020, the Company repaid approximately $25 million of advance payments during 2021 and made additional payments of approximately $8 million during the three months ended March 31, 2022. The Company will continue to repay the remaining balance throughout the rest of 2022. In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to March 31, 2022. In April 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to PHSSE funds received in 2021. The remaining unrecognized funds of $6.3 million are included in other accrued liabilities on the consolidated balance sheet at March 31, 2022 and December 31, 2021.

The CARES Act also provides for certain federal income and other tax changes. The Company received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. The Company repaid half of the $39 million of payroll tax deferrals during the third quarter of 2021 and expects to repay the remaining portion in the second half of 2022, which is included in accrued salaries and benefits on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

11.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Unearned Income	$26,300	$30,371
Accrued expenses	24,347	26,791
Accrued interest	17,490	17,418
Government relief funds	13,787	12,718
Cost report payable	13,318	6,487
Insurance liability – current portion	11,923	11,923
Accrued property taxes	8,046	8,375
Finance lease liabilities	990	990
Income taxes payable	213	5,540
Other	5,616	5,886
Other accrued liabilities	$122,030	$126,499

12.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
New Credit Facility:
Term Loan A	$414,375	$417,031
Revolving Line of Credit	160,000	170,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(14,277)	(14,811)
	1,485,098	1,497,220
Less: current portion	(21,250)	(18,594)
Long-term debt	$1,463,848	$1,478,626

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

During the three months ended March 31, 2022, the Company repaid $10.0 million of the balance outstanding on the Revolving Facility. The Company had $436.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.2 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2022.

The New Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of the Company’s obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at the Company’s option, either (i) adjusted LIBOR plus 1.50% or (ii) an alternative base rate plus 0.50% (in each case, subject to adjustment based on the Company’s consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on the Company’s consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At March 31, 2022, the Company was in compliance with such covenants.

Prior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. The Company amended the Prior Credit Facility from time to time as described in the Company’s prior filings with the SEC.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Term Loan B Facility Tranche B-4 (“Tranche B-4 Facility”). On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. During the three months ended March 31, 2021, in connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on its existing Term Loan B Facility Tranche B-3 (“Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, the Company recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2022, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2021	$65,388
Contributions from noncontrolling partners in joint ventures	4,290
Net income attributable to noncontrolling interests	1,073
Distributions to noncontrolling partners in joint ventures	(447)
Balance at March 31, 2022	$70,304

14.	Variable Interest Entities

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

At March 31, 2022, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at March 31, 2022 and December 31, 2021 include total assets of variable interest entities of $337.3 million and $320.6 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at March 31, 2022 and December 31, 2021 include total liabilities of variable interest entities of $26.1 million and $24.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$27,159	$26,360
Accounts receivable, net	19,854	20,144
Other current assets	1,570	1,304
Total current assets	48,583	47,808
Property and equipment, net	236,765	220,793
Goodwill	34,945	34,945
Intangible assets, net	10,490	10,490
Operating lease right-of-use assets	6,524	6,603
Total assets	$337,307	$320,639

Accounts payable	$3,736	$3,690
Accrued salaries and benefits	6,139	5,656
Current portion of operating lease liabilities	206	197
Other accrued liabilities	8,325	6,818
Total current liabilities	18,406	16,361
Operating lease liabilities	6,614	6,666
Other liabilities	1,083	1,083
Total liabilities	$26,103	$24,110

15.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2022, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,913,868 were available for future grant. Stock options may be granted for terms of up to 10 years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $7.9 million and $7.0 million in equity-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $49.3 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

The Company recognized a deferred income tax benefit of $2.0 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2021 and 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	1,510,306	$37.56	7.35	$1,414
Options granted	324,320	57.53	9.31	851
Options exercised	(558,322)	39.45	N/A	11,118
Options cancelled	(170,235)	40.08	N/A	N/A
Options outstanding at December 31, 2021	1,106,069	42.07	7.49	19,988
Options granted	306,120	53.65	9.91	1,406
Options exercised	(110,559)	33.91	N/A	3,202
Options cancelled	(31,530)	46.24	N/A	N/A
Options outstanding at March 31, 2022	1,270,100	$45.47	7.94	$16,483
Options exercisable at December 31, 2021	324,409	$43.24	5.48	$5,575
Options exercisable at March 31, 2022	458,705	$42.76	6.26	$7,331

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average grant-date fair value of options	$19.67	$20.64
Risk-free interest rate	1.9%	0.9%
Expected volatility	39%	40%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2021 and 2022 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,022,996	$28.41
Granted	352,430	58.32
Cancelled	(82,751)	39.63
Vested	(366,048)	30.81
Unvested at December 31, 2021	926,627	$37.84
Granted	272,740	53.87
Cancelled	(31,545)	42.54
Vested	(292,748)	30.41
Unvested at March 31, 2022	875,074	$45.15

Restricted stock unit activity during 2021 and 2022 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	465,993	25.49
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at December 31, 2021	1,504,420	$23.20
Granted	—	—
Performance adjustment	116,608	28.19
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at March 31, 2022	1,102,554	$14.35

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the two- or three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.
16.	Income Taxes

The provision for income taxes for the three months ended March 31, 2022 and 2021 reflects effective tax rates of 21.9% and 21.2%, respectively. The three months ended March 31, 2022 includes tax benefits related to settlements of employee equity compensation awards and legal entity restructuring.

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

The carrying amounts and fair values of the Company’s New Credit Facility, 5.500% Senior Notes, and 5.000% Senior Notes at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
New Credit Facility	$571,927	$584,418	$571,927	$584,418
5.500% Senior Notes due 2028	$444,091	$443,894	$444,668	$466,577
5.000% Senior Notes due 2029	$469,080	$468,908	$463,075	$481,802

The Company’s New Credit Facility, 5.500% Senior Notes, and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.
18.	Commitments and Contingencies

Professional and General Liability

A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $10.0 million and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $60.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

In conjunction with the U.K. Sale in January 2021, the Company settled its cross currency swap liability and outstanding forward contracts as shown in investing activities in the condensed consolidated statements of cash flows.

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for the combined wholly-owned subsidiary guarantors at March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022.

Summarized balance sheet information (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$453,748	$422,113
Property and equipment, net	1,534,615	1,525,569
Goodwill	2,087,700	2,086,978
Total noncurrent assets	3,908,572	3,893,087

Current liabilities	388,834	385,044
Long-term debt	1,447,937	1,460,046
Total noncurrent liabilities	1,753,630	1,752,271
Redeemable noncontrolling interests	—	—
Total equity	2,219,856	2,177,885

Summarized operating results information (in thousands):

Three Months Ended March 31, 2022
Revenue	$569,806
Income before income taxes	72,712
Net income	56,687
Net income attributable to Acadia Healthcare Company, Inc.	56,687

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics or outbreaks of infectious diseases;
•	the impact of vaccine and other pandemic-related mandates imposed by local, state and federal authorities on our business;
•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	the impact of the retirement of Debra K. Osteen, our former chief executive officer, and our ability to integrate Christopher H. Hunter, our new chief executive officer;
•	our significant indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	our ability to implement our business strategies, especially in light of the COVID-19 pandemic;
•	the impact of payments received from the government and third-party payors on our revenue and results of operations;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to recruit and retain quality psychiatrists and other physicians, nurses, counselors and other medical support personnel;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs;
•	the impact of general economic and employment conditions on our business and future results of operations;
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

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	any failure to comply with the terms of our corporate integrity agreement with the OIG;
•	the impact of healthcare reform in the U.S.;

•	the risk of a cyber-security incident and any resulting adverse impact on our operations or violation of laws and regulations regarding information privacy;
•	the impact of our highly competitive industry on patient volumes;
•	our dependence on key management personnel, key executives and local facility management personnel;
•	our acquisition, joint venture and wholly-owned de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of a change in the mix of our earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2022, we operated 238 behavioral healthcare facilities with approximately 10,600 beds in 40 states and Puerto Rico. During the three months ended March 31, 2022, we added 28 beds to existing facilities and opened one comprehensive treatment center (“CTC”). For the year ending December 31, 2022, we expect to add approximately 300 beds to existing facilities and expect to open two wholly-owned facilities, two joint venture facilities and at least six CTCs.

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

COVID-19

During March 2020, the global pandemic of COVID-19 began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of our patients and employees. Over the last two years, all of our facilities have closely followed infectious disease protocols, as well as recommendations by the CDC and local health officials.

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

•	implemented plans to vaccinate all eligible employees at our facilities that participate in CMS reimbursement programs;
•	secured contracts with additional distributors for supplies;
•	expanded telehealth capabilities;
•	implemented emergency planning in directly impacted markets; and
•	limited all non-essential business travel and suspended in-person trainings and conferences.

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

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•	an appropriation to the PHSSE Fund to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;
•	the expansion of CMS’ Accelerated and Advance Payment Program;

•	the temporary suspension of Medicare sequestration from May 1, 2020, to March 31, 2022; and
•	waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. We received approximately $19.7 million of the initial funds distributed from the PHSSE Fund in April 2020. We received an additional $12.8 million from the PHSSE Fund in August 2020. In April 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to the PHSSE funds received in 2021. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

Using existing authority and certain expanded authority under the CARES Act, the U.S. Department of Health & Human Services (“HHS”) expanded CMS’ Accelerated and Advance Payment Program to a broader group of Medicare Part A and Part B providers for the duration of the COVID-19 pandemic. Under the program, certain of our facilities were eligible to request up to 100% of their Medicare payment amount for a three-month period. Under the original terms of the program, the repayment of these accelerated/advanced payments would have begun 120 days after the date of the issuance of the payment and the amounts advanced to our facilities would have been recouped from new Medicare claims as a 100% offset. Our facilities would have had 210 days from the date the accelerated or advance payment was made to repay the amounts that they owe.

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset is limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in April 2020 from this program. Of the $45 million of advance payments received in 2020, we repaid approximately $25 million of advance payments during 2021 and made additional payments of approximately $8 million during the three months ended March 31, 2022. We will continue to repay the remaining balance throughout the rest of 2022.

Under the CARES Act, we also received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022.

The CARES Act also provides for certain federal income and other tax changes. We received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. We repaid half of the $39 million of payroll tax deferrals during the third quarter of 2021 and expect to repay the remaining portion in the second half of 2022.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Revenue	$616,653	100.0%	$551,199	100.0%
Salaries, wages and benefits	335,762	54.4%	304,333	55.2%
Professional fees	36,911	6.0%	31,617	5.7%
Supplies	23,699	3.8%	21,322	3.9%
Rents and leases	11,249	1.8%	9,412	1.7%
Other operating expenses	81,425	13.2%	72,010	13.1%
Depreciation and amortization	28,926	4.7%	24,894	4.5%
Interest expense	15,787	2.6%	29,027	5.3%
Debt extinguishment costs	—	0.0%	24,650	4.5%
Transaction-related expenses	3,582	0.6%	4,610	0.8%
Total expenses	537,341	87.1%	521,875	94.7%
Income from continuing operations before income taxes	79,312	12.9%	29,324	5.3%
Provision for income taxes	17,402	2.8%	6,204	1.1%
Income from continuing operations	61,910	10.0%	23,120	4.2%
Loss from discontinued operations, net of taxes	—	0.0%	(12,641)	-2.3%
Net income	61,910	10.0%	10,479	1.9%
Net income attributable to noncontrolling interests	(1,073)	-0.2%	(762)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$60,837	9.9%	$9,717	1.8%

At March 31, 2022, we operated 238 behavioral healthcare facilities with approximately 10,600 beds in 40 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. operations are reported as discontinued operations in the accompanying financial statements.

We are encouraged by the favorable trends in our business and believe we are well positioned to capitalize on the expected growth in demand for behavioral health services. As with many other healthcare providers and other industries across the country, we are currently dealing with a tight labor market. However, we believe the diversity of our markets and service lines and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets.

The following table sets forth percent changes in same facility operating data for the three months ended March 31, 2022 compared to the same period in 2021:

U.S. Same Facility Results (a)
Revenue growth	8.6%
Patient days growth	2.2%
Admissions growth	-2.6%
Average length of stay change (b)	4.9%
Revenue per patient day growth	6.2%
Adjusted EBITDA margin change (c)	150 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue. Revenue increased $65.5 million, or 11.9%, to $616.7 million for the three months ended March 31, 2022 from $551.2 million for the three months ended March 31, 2021. Same facility revenue increased $46.8 million, or 8.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulting from same facility growth in patient days of 2.2% and an increase in same facility revenue per day of 6.2%. Consistent with same facility growth in 2021, the growth in same facility patient days for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $335.8 million for the three months ended March 31, 2022 compared to $304.3 million for the three months ended March 31, 2021, an increase of $31.5 million. SWB expense included $7.9 million and $7.0 million of equity-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. Excluding equity-based compensation expense, SWB expense was $327.9 million, or 53.2% of revenue, for the three months ended March 31, 2022, compared to $297.3 million, or 53.9% of revenue, for the three months ended March 31, 2021. The increase in SWB expense relates to incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $290.8 million for the three months ended March 31, 2022, or 49.1% of revenue, compared to $274.2 million for the three months ended March 31, 2021, or 50.3% of revenue.

Professional fees. Professional fees were $36.9 million for the three months ended March 31, 2022, or 6.0% of revenue, compared to $31.6 million for the three months ended March 31, 2021, or 5.7% of revenue. Same facility professional fees were $31.4 million for the three months ended March 31, 2022, or 5.3% of revenue, compared to $28.3 million, for the three months ended March 31, 2021, or 5.2% of revenue.

Supplies. Supplies expense was $23.7 million for the three months ended March 31, 2022, or 3.8% of revenue, compared to $21.3 million for the three months ended March 31, 2021, or 3.9% of revenue. Same facility supplies expense was $22.4 million for the three months ended March 31, 2022, or 3.8% of revenue, compared to $21.2 million for the three months ended March 31, 2021, or 3.9% of revenue.

Rents and leases. Rents and leases were $11.2 million for the three months ended March 31, 2022, or 1.8% of revenue, compared to $9.4 million for the three months ended March 31, 2021, or 1.7% of revenue. Same facility rents and leases were $9.1 million for the three months ended March 31, 2022, or 1.5% of revenue, compared to $8.5 million for the three months ended March 31, 2021, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $81.4 million for the three months ended March 31, 2022, or 13.2% of revenue, compared to $72.0 million for the three months ended March 31, 2021, or 13.1% of revenue. Same facility other operating expenses were $74.1 million for the three months ended March 31, 2022, or 12.5% of revenue, compared to $69.6 million for the three months ended March 31, 2021, or 12.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $28.9 million for the three months ended March 31, 2022, or 4.7% of revenue, compared to $24.9 million for the three months ended March 31, 2021, or 4.5% of revenue.

Interest expense. Interest expense was $15.8 million for the three months ended March 31, 2022 compared to $29.0 million for the three months ended March 31, 2021. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale in January 2021.

Transaction-related expenses. Transaction-related expenses were $3.6 million for the three months ended March 31, 2022, compared to $4.6 million for the three months ended March 31, 2021. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended March 31,
	2022	2021
Legal, accounting and other acquisition-related costs	$589	$1,787
Termination and restructuring costs	1,958	2,823
Management transition costs	1,035	—
	$3,582	$4,610

Provision for income taxes. For the three months ended March 31, 2022, the provision for income taxes was $17.4 million, reflecting an effective tax rate of 21.9%, compared to $6.2 million, reflecting an effective tax rate of 21.2%, for the three months ended March 31, 2021.

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

The following table presents revenue by payor type and as a percentage of revenue for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Commercial	$194,693	31.6%	$162,702	29.5%
Medicare	94,582	15.3%	86,185	15.6%
Medicaid	299,914	48.6%	274,620	49.8%
Self-Pay	19,785	3.2%	22,443	4.1%
Other	7,679	1.3%	5,249	1.0%
Revenue	$616,653	100.0%	$551,199	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2022 and December 31, 2021:

March 31, 2022

	Current	30-90	90-150	>150	Total
Commercial	21.8%	5.5%	2.8%	8.4%	38.5%
Medicare	10.7%	1.5%	0.4%	1.5%	14.1%
Medicaid	30.4%	2.6%	1.9%	5.3%	40.2%
Self-Pay	1.3%	1.6%	1.3%	2.6%	6.8%
Other	0.2%	0.1%	0.0%	0.1%	0.4%
Total	64.4%	11.3%	6.4%	17.9%	100.0%

December 31, 2021

	Current	30-90	90-150	>150	Total
Commercial	20.1%	6.2%	2.6%	8.2%	37.1%
Medicare	11.3%	1.7%	0.5%	2.0%	15.5%
Medicaid	28.6%	3.5%	2.0%	5.6%	39.7%
Self-Pay	1.3%	1.4%	1.4%	3.0%	7.1%
Other	0.1%	0.1%	0.2%	0.2%	0.6%
Total	61.4%	12.9%	6.7%	19.0%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the three months ended March 31, 2022 was $76.8 million compared to $75.8 million for the three months ended March 31, 2021. Operating cash flows for the three months ended March 31, 2022 included net government relief funds paid of approximately $7.6 million for repayment of Medicare advance payments. Operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the three months ended March 31, 2022. Days sales outstanding were 44 days at March 31, 2022 compared to 42 days at December 31, 2021.

Cash used in investing activities for the three months ended March 31, 2022 was $49.7 million compared to cash provided by investing activities of $1,367.6 million for the three months ended March 31, 2021. Cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $50.5 million of cash paid for capital expenditures and $0.5 million of other, offset by $1.3 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2022 consisted of $12.0 million of routine capital expenditures and $38.5 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2% of revenue for the three months ended March 31, 2022. Cash provided by investing activities for the three months ended March 31, 2021 primarily consisted of $1,511.0 million of proceeds from the U.K. Sale and $0.1 million of proceeds from the sale of property and equipment, offset by $84.8 million for settlement of foreign currency derivatives, $58.7 million of cash paid for capital expenditures and $0.1 million of other. Cash paid for capital expenditures for the three months ended March 31, 2021 consisted of $7.7 million of routine capital expenditures and $51.0 million of expansion capital expenditures.

Cash used in financing activities for the three months ended March 31, 2022 was $20.5 million compared to $1,647.5 million for the three months ended March 31, 2021. Cash used in financing activities for the three months ended March 31, 2022 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $11.7 million, principal payments on revolving credit facility of $10.0 million, principal payments on long-term debt of $2.7 million and distributions to noncontrolling partners in joint ventures of $0.4 million, offset by $4.3 million of contributions from noncontrolling partners in joint ventures. Cash used in financing activities for the three months ended March 31, 2021 primarily consisted of repayment of long-term debt of $2,224.6 million, payment of debt issuance costs of $9.9 million, principal payments on revolving credit facility of $270.0 million, other of $6.8 million and $0.4 million of distributions to noncontrolling partners in joint ventures, offset by borrowings on long-term debt of $425.0 million, borrowings on revolving credit facility of $430.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $8.2 million and $1.0 million of contributions from noncontrolling partners in joint ventures.

We had total available cash and cash equivalents of $140.4 million and $133.8 million at March 31, 2022 and December 31, 2021, respectively, of which approximately $22.1 million and $20.1 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

During the three months ended March 31, 2022 we repaid $10.0 million of the balance outstanding on the Revolving Facility. We had $436.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.2 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2022.

The New Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $5.3 million for June 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of its obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at our option, either (i) adjusted LIBOR plus 1.50% or (ii) an alternative base rate plus 0.50% (in each case, subject to adjustment based on our consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on the our consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At March 31, 2022, we were in compliance with such covenants.

Prior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. We amended the Prior Credit Facility from time to time as described in our prior filings with the SEC.

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of our TLA Facility and $767.9 million of our Tranche B-4 Facility of the Prior Credit Facility. During the three months ended March 31, 2021, in connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations.

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

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2022 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$81,609	$172,465	$605,687	$1,009,375	$1,869,136
Operating lease liabilities (b)	31,539	52,837	35,775	66,748	186,899
Finance lease liabilities	990	2,021	2,178	22,638	27,827
Total obligations and commitments	$114,138	$227,323	$643,640	$1,098,761	$2,083,862

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2022.
(b)	Amounts exclude variable components of lease payments.

Critical Accounting Policies

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

Subsequent to the U.K. Sale, as of our impairment test on October 1, 2021, we had one reporting unit, behavioral health services. The fair value of our behavioral health services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

There have been no material changes in our critical accounting policies at March 31, 2022 from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2022 was composed of $913.2 million of fixed-rate debt and $571.9 million of variable-rate debt with interest based on LIBOR plus an applicable margin. A hypothetical 10% increase in interest rates (which would equate to a 0.20% higher rate on our variable rate debt) would decrease our net income and cash flows by $0.8 million on an annual basis based upon our borrowing level at March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item may be found in Note 18 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	31,180	$53.33	—	—
February 1 – February 28	217,780	56.54	—	—
March 1 – March 31	39,638	64.06	—	—
Total	288,598

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	Side Letter to Employment Agreement, dated January 31, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (2)

10.2*	Consulting Agreement, dated April 11, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen.

10.3*	Employment Agreement, dated March 31, 2022, by and between Acadia Management Company, Inc. and Christopher H. Hunter.

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (3)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 1, 2022 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-35331).
*	Filed herewith.
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

Dated: May 4, 2022