Form 10-Q
period 2022-06-30
Acadia Healthcare Company, Inc.
filed 2022-07-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35331

Acadia Healthcare Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2492228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 Tower Circle, Suite 1000

Franklin, Tennessee 37067

(Address, including zip code, of  principal executive offices)

(615) 861-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	ACHC	NASDAQ Global Select Market

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

At July 28, 2022, there were 90,841,009 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$128,368	$133,813
Accounts receivable, net	300,313	281,332
Other current assets	89,351	79,886
Total current assets	518,032	495,031
Property and equipment, net	1,857,295	1,771,159
Goodwill	2,205,307	2,199,937
Intangible assets, net	70,214	70,145
Deferred tax assets	3,015	3,080
Operating lease right-of-use assets	137,495	133,761
Other assets	91,281	94,965
Total assets	$4,882,639	$4,768,078

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,250	$18,594
Accounts payable	111,479	98,575
Accrued salaries and benefits	140,528	137,845
Current portion of operating lease liabilities	25,178	23,348
Other accrued liabilities	143,218	126,499
Total current liabilities	441,653	404,861
Long-term debt	1,384,073	1,478,626
Deferred tax liabilities	82,278	74,368
Operating lease liabilities	119,183	116,841
Other liabilities	116,935	110,505
Total liabilities	2,144,122	2,185,201
Redeemable noncontrolling interests	75,475	65,388
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,774,397 and 89,028,158 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	898	890
Additional paid-in capital	2,640,979	2,636,350
Retained earnings (accumulated deficit)	21,165	(119,751)
Total equity	2,663,042	2,517,489
Total liabilities and equity	$4,882,639	$4,768,078

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenue	$651,719	$582,156	$1,268,372	$1,133,355
Salaries, wages and benefits (including equity-based compensation expense of $6,580, $9,031, $14,505 and $16,065, respectively)	339,388	309,233	675,150	613,566
Professional fees	40,440	34,696	77,351	66,313
Supplies	25,022	22,633	48,721	43,955
Rents and leases	11,192	9,620	22,441	19,032
Other operating expenses	84,937	73,751	166,362	145,761
Income from provider relief fund	(8,550)	—	(8,550)	—
Depreciation and amortization	29,128	25,650	58,054	50,544
Interest expense, net	16,565	16,687	32,352	45,714
Debt extinguishment costs	—	—	—	24,650
Loss on impairment	—	23,214	—	23,214
Transaction-related expenses	3,940	1,675	7,522	6,285
Total expenses	542,062	517,159	1,079,403	1,039,034
Income from continuing operations before income taxes	109,657	64,997	188,969	94,321
Provision for income taxes	27,725	19,333	45,127	25,537
Income from continuing operations	81,932	45,664	143,842	68,784
Loss from discontinued operations, net of taxes	—	—	—	(12,641)
Net income	81,932	45,664	143,842	56,143
Net income attributable to noncontrolling interests	(1,853)	(1,150)	(2,926)	(1,912)
Net income attributable to Acadia Healthcare Company, Inc.	$80,079	$44,514	$140,916	$54,231
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.89	$0.50	$1.57	$0.76
Loss from discontinued operations	—	—	—	(0.15)
Net income attributable to Acadia Healthcare Company, Inc.	$0.89	$0.50	$1.57	$0.61

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.88	$0.49	$1.54	$0.74
Loss from discontinued operations	—	—	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.88	$0.49	$1.54	$0.60
Weighted-average shares outstanding:
Basic	89,724	88,842	89,492	88,543
Diluted	91,473	90,590	91,504	90,381

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$81,932	$45,664	$143,842	$56,143
Other comprehensive income:
Foreign currency translation loss	—	—	—	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	—	—	19
U.K. Sale	—	—	—	375,606
Other comprehensive income	—	—	—	371,365
Comprehensive income	81,932	45,664	143,842	427,508
Comprehensive income attributable to noncontrolling interests	(1,853)	(1,150)	(2,926)	(1,912)
Comprehensive income attributable to Acadia Healthcare Company, Inc.	$80,079	$44,514	$140,916	$425,596

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2020	88,024	$880	$2,580,327	$(371,365)	$(310,386)	$1,899,456
Common stock issued under stock incentive plans	705	7	12,733	—	—	12,740
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(4,521)	—	—	(4,521)
Equity-based compensation expense	—	—	7,034	—	—	7,034
Other	—	—	2,208	—	—	2,208
Other comprehensive income	—	—	—	371,365	—	371,365
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	9,717	9,717
Balance at March 31, 2021	88,729	887	2,597,781	—	(300,669)	2,297,999
Common stock issued under stock incentive plans	188	2	5,620	—	—	5,622
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(580)	—	—	(580)
Equity-based compensation expense	—	—	9,031	—	—	9,031
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	44,514	44,514
Balance at June 30, 2021	88,917	889	2,611,852	—	(256,155)	2,356,586
Common stock issued under stock incentive plans	89	1	3,254	—	—	3,255
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(444)	—	—	(444)
Equity-based compensation expense	—	—	8,923	—	—	8,923
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	66,126	66,126
Balance at September 30, 2021	89,006	890	2,623,585	—	(190,029)	2,434,446
Common stock issued under stock incentive plans	22	—	412	—	—	412
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(189)	—	—	(189)
Equity-based compensation expense	—	—	12,542	—	—	12,542
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	70,278	70,278
Balance at December 31, 2021	89,028	890	2,636,350	—	(119,751)	2,517,489
Common stock issued under stock incentive plans	633	7	3,742	—	—	3,749
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(15,490)	—	—	(15,490)
Equity-based compensation expense	—	—	7,925	—	—	7,925
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	60,837	60,837
Balance at March 31, 2022	89,661	897	2,632,527	—	(58,914)	2,574,510
Common stock issued under stock incentive plans	113	1	3,147	—	—	3,148
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,275)	—	—	(1,275)
Equity-based compensation expense	—	—	6,580	—	—	6,580
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	80,079	80,079
Balance at June 30, 2022	89,774	$898	$2,640,979	$—	$21,165	$2,663,042

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating activities:
Net income	$143,842	$56,143
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	58,054	50,544
Amortization of debt issuance costs	1,620	2,463
Equity-based compensation expense	14,505	16,065
Deferred income taxes	7,975	8,457
Loss from discontinued operations, net of taxes	—	12,641
Debt extinguishment costs	—	24,650
Loss on impairment	—	23,214
Other	396	828
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(19,763)	(12,972)
Other current assets	(18,106)	(32,056)
Other assets	2,550	7,276
Accounts payable and other accrued liabilities	25,518	(5,549)
Accrued salaries and benefits	2,682	8,823
Other liabilities	7,928	(11,121)
Government relief funds	(1,212)	16,855
Net cash provided by continuing operating activities	225,989	166,261
Net cash provided by discontinued operating activities	—	253
Net cash provided by operating activities	225,989	166,514
Investing activities:
Cash paid for capital expenditures	(132,444)	(112,953)
Proceeds from U.K. Sale	—	1,511,020
Settlement of foreign currency derivatives	—	(84,795)
Proceeds from sale of property and equipment	1,674	899
Other	(5,016)	3,153
Net cash (used in) provided by investing activities	(135,786)	1,317,324
Financing activities:
Borrowings on long-term debt	—	425,000
Borrowings on revolving credit facility	—	430,000
Principal payments on revolving credit facility	(85,000)	(305,000)
Principal payments on long-term debt	(7,969)	(2,656)
Repayment of long-term debt	—	(2,227,935)
Payment of debt issuance costs	—	(7,964)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(9,868)	13,261
Contributions from noncontrolling partners in joint ventures	8,008	1,800
Distributions to noncontrolling partners in joint ventures	(847)	(633)
Other	28	(6,929)
Net cash used in financing activities	(95,648)	(1,681,056)
Effect of exchange rate changes on cash	—	4,067
Net decrease in cash and cash equivalents	(5,445)	(193,151)
Cash and cash equivalents at beginning of the period	133,813	378,697
Cash and cash equivalents at end of the period	$128,368	$185,546

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At June 30, 2022, the Company operated 239 behavioral healthcare facilities with approximately 10,600 beds in 39 states and Puerto Rico.

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

During March 2020, the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”) began to affect the Company’s facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of the Company’s facilities, employees and/or patients have tested positive for COVID-19. The Company is committed to protecting the health of its communities and continues to respond to the evolving COVID- 19 situation while taking steps to provide quality care and protect the health and safety of patients and employees. Nevertheless, the Company could continue to be impacted by COVID-19 if new strains of the virus cause additional disruptions. The COVID-19 pandemic could have a material adverse effect on the Company’s results of operations, financial condition, cash flows and ability to service its indebtedness and may affect the amounts reported in the consolidated financial statements including those related to collectability of accounts receivable as well as professional and general liability reserves, tax assets and liabilities and may result in a potential impairment of goodwill and long-lived assets.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Acute inpatient psychiatric facilities	$332,547	$281,190	$643,295	$548,549
Specialty treatment facilities	243,726	227,042	477,366	438,799
Residential treatment centers	75,446	71,722	147,711	140,371
Other	—	2,202	—	5,636
Revenue	$651,719	$582,156	$1,268,372	$1,133,355

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and six months ended June 30, 2022 and 2021 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$201,674	30.9%	$178,846	30.7%	$396,367	31.2%	$341,548	30.1%
Medicare	96,791	14.8%	90,494	15.5%	191,373	15.1%	176,679	15.6%
Medicaid	326,277	50.1%	282,416	48.5%	626,191	49.4%	557,036	49.1%
Self-Pay	18,701	2.9%	23,434	4.0%	38,486	3.0%	45,877	4.0%
Other	8,276	1.3%	6,966	1.3%	15,955	1.3%	12,215	1.2%
Revenue	$651,719	100.0%	$582,156	100.0%	$1,268,372	100.0%	$1,133,355	100.0%

Contract liabilities consisted of unearned revenue from CMS’ Accelerated and Advance Payment Program and other advances. In April 2020, the Company received approximately $45 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. Of the $45 million of advance payments received in 2020, the Company repaid approximately $25 million of advance payments during 2021 and made additional repayments of approximately $7 million and $15 million during the three and six month periods ended June 30, 2022, respectively. The Company will continue to repay the remaining balance throughout the rest of 2022. Contract liabilities of $20.2 million and $30.4 million are included in other accrued liabilities at June 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets. A summary of the activity in contract liabilities is as follows (in thousands):

Balance at December 31, 2021	$30,371
Payments received	11,065
Revenue recognized	(6,649)
Medicare advance repayments	(14,538)
Balance at June 30, 2022	$20,249

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$80,079	$44,514	$140,916	$66,872
Loss from discontinued operations	—	—	—	(12,641)
Net income attributable to Acadia Healthcare Company, Inc.	$80,079	$44,514	$140,916	$54,231
Denominator:
Weighted average shares outstanding for basic earnings per share	89,724	88,842	89,492	88,543
Effects of dilutive instruments	1,749	1,748	2,012	1,838
Shares used in computing diluted earnings per common share	91,473	90,590	91,504	90,381

Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.89	$0.50	$1.57	$0.76
Loss from discontinued operations	—	—	—	(0.15)
Net income attributable to Acadia Healthcare Company, Inc.	$0.89	$0.50	$1.57	$0.61

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.88	$0.49	$1.54	$0.74
Loss from discontinued operations	—	—	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.88	$0.49	$1.54	$0.60

Approximately 0.6 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2022 and 2021, because their effect would have been anti-dilutive.

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

The preliminary fair values of assets acquired and liabilities assumed in the CenterPointe acquisition were as follows (in thousands):

Cash	$5,640
Accounts receivable, net	9,447
Other current assets	2,031
Property and equipment	35,670
Goodwill	98,173
Intangible assets	825
Deferred tax assets	1,573
Operating lease right-of-use assets	29,245
Total assets acquired	182,604
Accounts payable	3,820
Accrued salaries and benefits	3,585
Current portion of operating lease liabilities	2,569
Other accrued liabilities	1,300
Operating lease liabilities	26,675
Total liabilities assumed	37,949
Net assets acquired	$144,655

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

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Legal, accounting and other acquisition- related costs	$2,087	$1,305	$2,676	$3,092
Termination and restructuring costs	688	370	2,646	3,193
Management transition costs	1,165	—	2,200	—
	$3,940	$1,675	$7,522	$6,285

6.	Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$19,832	$22,292
Other receivables	14,427	10,786
Assets held for sale	14,147	15,808
Workers’ compensation deposits – current portion	12,000	12,000
Income taxes receivable	10,918	1,523
Insurance receivable – current portion	9,016	10,807
Inventory	4,866	4,786
Other	4,145	1,884
Other current assets	$89,351	$79,886

7.	Property and Equipment

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$156,139	$154,376
Building and improvements	1,702,336	1,683,560
Equipment	270,105	253,100
Construction in progress	326,474	221,249
	2,455,054	2,312,285
Less: accumulated depreciation	(597,759)	(541,126)
Property and equipment, net	$1,857,295	$1,771,159

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $14.1 million and $15.8 million as of June 30, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility.
8.	Goodwill and Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,475	11,600	—	—
Trade names	40,435	40,435	—	—
Certificates of need	18,304	18,110	—	—
	70,214	70,145	—	—
Total	$71,345	$71,276	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

The following table summarizes changes in goodwill for 2022 (in thousands):

Balance at December 31, 2021	$2,199,937
Adjustments related to 2021 acquisition	1,051
Increase from contribution of redeemable noncontrolling interests	4,319
Balance at June 30, 2022	$2,205,307

9.	U.K. Sale

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

For the six months ended June 30, 2021, results of operations of the U.K. operations were as follows (in thousands):

June 30, 2021
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

During 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $34.9 million relating to the Public Health and Social Services Emergency Fund (the “PHSSE Fund”), also known as the Provider Relief Fund. During the fourth quarter of 2020, the Company recorded approximately $32.8 million of income from provider relief fund related to PHSSE funds received in 2020.

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to PHSSE funds received. During the three months ended June 30, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the second quarter of 2022, the Company recorded $8.6 million of income from provider relief fund related to PHSSE funds received. The remaining unrecognized funds are included in other accrued liabilities on the consolidated balance sheets at June 30, 2022 and December 31, 2021.

During 2020, the Company applied for and received approximately $45 million of payments from the CMS Accelerated and Advance Payment Program. Of the $45 million of advance payments received in 2020, the Company repaid approximately $25 million of advance payments during 2021 and made additional repayments of approximately $7 million and $15 million, respectively, during the three and six months ended June 30, 2022. The Company will continue to repay the remaining balance throughout the rest of 2022.

In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022 and was eliminated effective July 1, 2022.

The CARES Act also provides for certain federal income and other tax changes. The Company received a cash benefit of approximately $39 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. The Company repaid half of the $39 million of payroll tax deferrals during the third quarter of 2021 and expects to repay the remaining portion in the second half of 2022, which is included in accrued salaries and benefits on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

11.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Government relief funds	$27,345	$12,718
Accrued expenses	25,730	26,791
Unearned Income	20,249	30,371
Accrued interest	17,457	17,418
Insurance liability – current portion	11,923	11,923
Income taxes payable	11,746	5,540
Cost report payable	11,224	6,487
Accrued property taxes	10,350	8,375
Finance lease liabilities	990	990
Other	6,204	5,886
Other accrued liabilities	$143,218	$126,499

12.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
New Credit Facility:
Term Loan A	$409,062	$417,031
Revolving Line of Credit	85,000	170,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(13,739)	(14,811)
	1,405,323	1,497,220
Less: current portion	(21,250)	(18,594)
Long-term debt	$1,384,073	$1,478,626

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

During the six months ended June 30, 2022, the Company repaid $85.0 million of the balance outstanding on the Revolving Facility. The Company had $511.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2022.

The New Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of $5.3 million for September 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At June 30, 2022, the Company was in compliance with such covenants.

Prior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. The Company amended the Prior Credit Facility from time to time as described in the Company’s prior filings with the SEC.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Term Loan B Facility Tranche B-4 (“Tranche B-4 Facility”). On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. During the six months ended June 30, 2021, in connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations.

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

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2022, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2021	$65,388
Contributions from noncontrolling partners in joint ventures	8,008
Net income attributable to noncontrolling interests	2,926
Distributions to noncontrolling partners in joint ventures	(847)
Balance at June 30, 2022	$75,475

14.	Variable Interest Entities

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

At June 30, 2022, the Company operated six facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at June 30, 2022 and December 31, 2021 include total assets of variable interest entities of $364.5 million and $320.6 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at June 30, 2022 and December 31, 2021 include total liabilities of variable interest entities of $24.2 million and $24.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$26,088	$26,360
Accounts receivable, net	20,175	20,144
Other current assets	1,583	1,304
Total current assets	47,846	47,808
Property and equipment, net	260,461	220,793
Goodwill	39,264	34,945
Intangible assets, net	10,490	10,490
Operating lease right-of-use assets	6,445	6,603
Total assets	$364,506	$320,639

Accounts payable	$4,217	$3,690
Accrued salaries and benefits	5,302	5,656
Current portion of operating lease liabilities	215	197
Other accrued liabilities	6,826	6,818
Total current liabilities	16,560	16,361
Operating lease liabilities	6,555	6,666
Other liabilities	1,083	1,083
Total liabilities	$24,198	$24,110

15.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2022, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,110,264 were available for future grant. Stock options may be granted for terms of up to 10 years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $6.6 million and $9.0 million in equity-based compensation expense for the three months ended June 30, 2022 and 2021 and $14.5 million and $16.1 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was $71.2 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

The Company recognized a deferred income tax benefit of $1.9 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $3.9 million and $4.1 million for the six months ended June 30, 2022 and 2021.

Stock Options

Stock option activity during 2021 and 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	1,510,306	$37.56	7.35	$1,414
Options granted	324,320	57.53	9.31	851
Options exercised	(558,322)	39.45	N/A	11,118
Options cancelled	(170,235)	40.08	N/A	N/A
Options outstanding at December 31, 2021	1,106,069	42.07	7.49	19,988
Options granted	310,320	53.87	9.67	3,157
Options exercised	(179,811)	38.40	N/A	4,963
Options cancelled	(96,165)	46.30	N/A	N/A
Options outstanding at June 30, 2022	1,140,413	$45.51	7.74	$21,112
Options exercisable at December 31, 2021	324,409	$43.24	5.48	$5,575
Options exercisable at June 30, 2022	387,978	$42.30	5.97	$8,453

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average grant-date fair value of options	$19.77	$20.64
Risk-free interest rate	1.9%	0.9%
Expected volatility	39%	40%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2021 and 2022 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,022,996	$28.41
Granted	352,430	58.32
Cancelled	(82,751)	39.63
Vested	(366,048)	30.81
Unvested at December 31, 2021	926,627	$37.84
Granted	554,618	62.08
Cancelled	(81,250)	46.53
Vested	(340,499)	31.46
Unvested at June 30, 2022	1,059,496	$51.91

Restricted stock unit activity during 2021 and 2022 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	465,993	25.49
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at December 31, 2021	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	125,384	31.39
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at June 30, 2022	1,216,641	$19.94

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Restricted stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based restricted stock units are subject to the continuing service of the employee during the three-year period covered by the awards. The performance condition for the restricted stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. The number of shares issuable at the end of the applicable vesting period of restricted stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of restricted stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.
16.	Income Taxes

The provision for income taxes for the three months ended June 30, 2022 and 2021 reflects effective tax rates of 25.3% and 29.7%, and 23.9% and 27.1% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 was primarily attributable to impacts of employee equity compensation awards and legal entity restructuring.

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

The carrying amounts and fair values of the Company’s New Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
New Credit Facility	$491,781	$584,418	$491,781	$584,418
5.500% Senior Notes due 2028	$444,288	$443,894	$415,098	$466,577
5.000% Senior Notes due 2029	$469,254	$468,907	$425,144	$481,802

The Company’s New Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.
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

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for the combined wholly-owned subsidiary guarantors at June 30, 2022 and December 31, 2021, and for the six months ended June 30, 2022.

Summarized balance sheet information (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$439,296	$422,113
Property and equipment, net	1,572,705	1,525,569
Goodwill	2,088,029	2,086,978
Total noncurrent assets	3,941,079	3,893,087

Current liabilities	421,142	385,044
Long-term debt	1,368,301	1,460,046
Total noncurrent liabilities	1,677,305	1,752,271
Redeemable noncontrolling interests	—	—
Total equity	2,281,928	2,177,885

Summarized operating results information (in thousands):

Six Months Ended June 30, 2022
Revenue	$1,169,393
Income before income taxes	172,832
Net income	131,065
Net income attributable to Acadia Healthcare Company, Inc.	131,065

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics or outbreaks of infectious diseases;
•	the impact of vaccine and other pandemic-related mandates imposed by local, state and federal authorities on our business;
•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	the impact of the retirement of Debra K. Osteen, our former chief executive officer, and our ability to integrate Christopher H. Hunter, our new chief executive officer;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs;
•	the impact of general economic and employment conditions, including inflation, on our business and future results of operations;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2022, we operated 239 behavioral healthcare facilities with approximately 10,600 beds in 39 states and Puerto Rico. During the six months ended June 30, 2022, we added 78 beds to existing facilities and opened two comprehensive treatment centers (“CTCs”). For the year ending December 31, 2022, we expect to add approximately 300 beds to existing facilities and expect to open one wholly-owned facility, two joint venture facilities and at least six CTCs.

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

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•	an appropriation to the PHSSE Fund to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;
•	the expansion of CMS’ Accelerated and Advance Payment Program;

•	the temporary suspension of Medicare sequestration; and
•	waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. In 2020, we received approximately $34.9 million of the funds distributed from the PHSSE Fund. During the fourth quarter of 2020, the Company recorded approximately $32.8 million of income from provider relief fund related to PHSSE funds received in 2020.

In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to the PHSSE funds received. During the three months ended June 30, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the ARP Rural Payments for Hospitals. During the second quarter of 2022, we recorded $8.6 million of income from provider relief fund related to PHSSE funds received. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

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

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset is limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45 million in 2020 from this program. Of the $45 million of advance payments received in 2020, we repaid approximately $25 million of advance payments during 2021 and made additional repayments of approximately $7 million and $15 million, respectively, during the three and six month periods ended June 30, 2022. We will continue to repay the remaining balance throughout the rest of 2022.

Under the CARES Act, we also received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022 and was eliminated effective July 1, 2022.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$651,719	100.0%	$582,156	100.0%	$1,268,372	100.0%	$1,133,355	100.0%
Salaries, wages and benefits	339,388	52.1%	309,233	53.1%	675,150	53.2%	613,566	54.1%
Professional fees	40,440	6.2%	34,696	6.0%	77,351	6.1%	66,313	5.9%
Supplies	25,022	3.8%	22,633	3.9%	48,721	3.8%	43,955	3.9%
Rents and leases	11,192	1.7%	9,620	1.7%	22,441	1.8%	19,032	1.7%
Other operating expenses	84,937	13.0%	73,751	12.7%	166,362	13.1%	145,761	12.9%
Income from provider relief fund	(8,550)	-1.3%	—	0.0%	(8,550)	-0.7%	—	0.0%
Depreciation and amortization	29,128	4.5%	25,650	4.4%	58,054	4.6%	50,544	4.5%
Interest expense	16,565	2.5%	16,687	2.9%	32,352	2.6%	45,714	4.0%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	24,650	2.2%
Loss on impairment	—	0.0%	23,214	4.0%	—	0.0%	23,214	2.0%
Transaction-related expenses	3,940	0.6%	1,675	0.3%	7,522	0.6%	6,285	0.6%
Total expenses	542,062	83.1%	517,159	89.0%	1,079,403	85.1%	1,039,034	91.8%
Income from continuing operations before income taxes	109,657	16.9%	64,997	11.0%	188,969	14.9%	94,321	8.2%
Provision for income taxes	27,725	4.3%	19,333	3.3%	45,127	3.6%	25,537	2.3%
Income from continuing operations	81,932	12.6%	45,664	7.8%	143,842	11.3%	68,784	6.1%
Loss from discontinued operations, net of taxes	—	0.0%	—	0.0%	—	0.0%	(12,641)	-1.1%
Net income	81,932	12.6%	45,664	7.8%	143,842	11.3%	56,143	5.0%
Net income attributable to noncontrolling interests	(1,853)	-0.3%	(1,150)	-0.2%	(2,926)	-0.2%	(1,912)	-0.2%
Net income attributable to Acadia Healthcare Company, Inc.	$80,079	12.3%	$44,514	7.6%	$140,916	11.1%	$54,231	4.7%

At June 30, 2022, we operated 239 behavioral healthcare facilities with approximately 10,600 beds in 39 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. operations are reported as discontinued operations in the accompanying financial statements.

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

The following table sets forth percent changes in same facility operating data for the three and six months ended June 30, 2022 compared to the same period in 2021:

	Three Months Ended	Six Months Ended
U.S. Same Facility Results (a)
Revenue growth	8.5%	8.5%
Patient days growth	0.7%	1.4%
Admissions growth	-4.5%	-3.6%
Average length of stay change (b)	5.4%	5.2%
Revenue per patient day growth	7.8%	7.0%
Adjusted EBITDA margin change (c)	270 bps	210 bps
Adjusted EBITDA margin excluding income from provider relief fund (d)	130 bps	140 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
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

(d)	For the three and six months ended June 30, 2022, excludes income from provider relief fund of $8.6 million.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue. Revenue increased $69.6 million, or 11.9%, to $651.7 million for the three months ended June 30, 2022 from $582.2 million for the three months ended June 30, 2021. The increase includes revenue generated from our acquisition of CenterPointe on December 31, 2021 and one-time payments of approximately $5.4 million from one of the states in which we operate during the three months ended June 30, 2022. Same facility revenue increased $49.1 million, or 8.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, resulting from an increase in same facility revenue per day of 7.8% and same facility growth in patient days of 0.7%. Consistent with same facility growth in 2021, the growth in same facility patient days for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $339.4 million for the three months ended June 30, 2022 compared to $309.2 million for the three months ended June 30, 2021, an increase of $30.2 million. SWB expense included $6.6 million and $9.0 million of equity-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. Excluding equity-based compensation expense, SWB expense was $332.8 million, or 51.1% of revenue, for the three months ended June 30, 2022, compared to $300.2 million, or 51.6% of revenue, for the three months ended June 30, 2021. The increase in SWB expense relates to SWB expense incurred by the CenterPointe acquisition on December 31, 2021 and incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $295.5 million for the three months ended June 30, 2022, or 47.2% of revenue, compared to $277.4 million for the three months ended June 30, 2021, or 48.0% of revenue.

Professional fees. Professional fees were $40.4 million for the three months ended June 30, 2022, or 6.2% of revenue, compared to $34.7 million for the three months ended June 30, 2021, or 6.0% of revenue. Same facility professional fees were $34.5 million for the three months ended June 30, 2022, or 5.5% of revenue, compared to $31.4 million, for the three months ended June 30, 2021, or 5.4% of revenue.

Supplies. Supplies expense was $25.0 million for the three months ended June 30, 2022, or 3.8% of revenue, compared to $22.6 million for the three months ended June 30, 2021, or 3.9% of revenue. Same facility supplies expense was $23.8 million for the three months ended June 30, 2022, or 3.8% of revenue, compared to $22.5 million for the three months ended June 30, 2021, or 3.9% of revenue.

Rents and leases. Rents and leases were $11.2 million for the three months ended June 30, 2022, or 1.7% of revenue, compared to $9.6 million for the three months ended June 30, 2021, or 1.7% of revenue. Same facility rents and leases were $9.1 million for the three months ended June 30, 2022, or 1.4% of revenue, compared to $8.7 million for the three months ended June 30, 2021, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $84.9 million for the three months ended June 30, 2022, or 13.0% of revenue, compared to $73.8 million for the three months ended June 30, 2021, or 12.7% of revenue. Same facility other operating expenses were $76.3 million for the three months ended June 30, 2022, or 12.2% of revenue, compared to $72.6 million for the three months ended June 30, 2021, or 12.6% of revenue.

Income from provider relief fund. For the three months ended June 30, 2022, we recorded $8.6 million in income from provider relief fund related to PHSSE funds received in 2021.

Depreciation and amortization. Depreciation and amortization expense was $29.1 million for the three months ended June 30, 2022, or 4.5% of revenue, compared to $25.7 million for the three months ended June 30, 2021, or 4.4% of revenue.

Interest expense. Interest expense was $16.6 million for the three months ended June 30, 2022 compared to $16.7 million for the three months ended June 30, 2021.

Loss on impairment. During the second quarter of 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility.

Transaction-related expenses. Transaction-related expenses were $3.9 million for the three months ended June 30, 2022, compared to $1.7 million for the three months ended June 30, 2021. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended June 30,
	2022	2021
Legal, accounting and other acquisition-related costs	$2,087	$1,305
Termination and restructuring costs	688	370
Management transition costs	1,165	—
	$3,940	$1,675

Provision for income taxes. For the three months ended June 30, 2022, the provision for income taxes was $27.7 million, reflecting an effective tax rate of 25.3%, compared to $19.3 million, reflecting an effective tax rate of 29.7%, for the three months ended June 30, 2021.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue. Revenue increased $135.0 million, or 11.9%, to $1,268.4 million for the six months ended June 30, 2022 from $1,133.4 million for the six months ended June 30, 2021. The increase includes revenue generated from our acquisition of CenterPointe on December 31, 2021 and one-time payments of approximately $5.4 million from one of the states in which we operate during the six months ended June 30, 2022. Same facility revenue increased $95.9 million, or 8.5%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, resulting from an increase in same facility revenue per day of 7.0% and same facility growth in patient days of 1.4%. Consistent with same facility growth in 2021, the growth in same facility patient days for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $675.2 million for the six months ended June 30, 2022 compared to $613.6 million for the six months ended June 30, 2021, an increase of $61.6 million. SWB expense included $14.5 million and $16.1 million of equity-based compensation expense for the six months ended June 30, 2022 and 2021, respectively. Excluding equity-based compensation expense, SWB expense was $660.6 million, or 52.1% of revenue, for the six months ended June 30, 2022, compared to $597.5 million, or 52.7% of revenue, for the six months ended June 30, 2021. The increase in SWB expense relates to SWB expense incurred by the CenterPointe acquisition on December 31, 2021 and incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $586.3 million for the six months ended June 30, 2022, or 48.1% of revenue, compared to $551.6 million for the six months ended June 30, 2021, or 49.1% of revenue.

Professional fees. Professional fees were $77.4 million for the six months ended June 30, 2022, or 6.1% of revenue, compared to $66.3 million for the six months ended June 30, 2021, or 5.9% of revenue. Same facility professional fees were $65.9 million for the six months ended June 30, 2022, or 5.4% of revenue, compared to $59.7 million, for the six months ended June 30, 2021, or 5.3% of revenue.

Supplies. Supplies expense was $48.7 million for the six months ended June 30, 2022, or 3.8% of revenue, compared to $44.0 million for the six months ended June 30, 2021, or 3.9% of revenue. Same facility supplies expense was $46.2 million for the six months ended June 30, 2022, or 3.8% of revenue, compared to $43.7 million for the six months ended June 30, 2021, or 3.9% of revenue.

Rents and leases. Rents and leases were $22.4 million for the six months ended June 30, 2022, or 1.8% of revenue, compared to $19.0 million for the six months ended June 30, 2021, or 1.7% of revenue. Same facility rents and leases were $18.2 million for the six months ended June 30, 2022, or 1.5% of revenue, compared to $17.3 million for the six months ended June 30, 2021, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $166.4 million for the six months ended June 30, 2022, or 13.1% of revenue, compared to $145.8 million for the six months ended June 30, 2021, or 12.9% of revenue. Same facility other operating expenses were $150.4 million for the six months ended June 30, 2022, or 12.3% of revenue, compared to $142.2 million for the six months ended June 30, 2021, or 12.7% of revenue.

Income from provider relief fund. For the six months ended June 30, 2022, we recorded $8.6 million in income from provider relief fund related to PHSSE funds received in 2021.

Depreciation and amortization. Depreciation and amortization expense was $58.1 million for the six months ended June 30, 2022, or 4.6% of revenue, compared to $50.5 million for the six months ended June 30, 2021, or 4.5% of revenue.

Interest expense. Interest expense was $32.4 million for the six months ended June 30, 2022 compared to $45.7 million for the six months ended June 30, 2021. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

Debt extinguishment costs. Debt extinguishment costs were $24.7 million for the six months ended June 30, 2021 and represented $6.3 million of cash charges and $18.4 million of non-cash charges in connection with the redemption of the 5.625% Senior Notes and the 6.500% Senior Notes and the termination of the Prior Credit Facility.

Loss on impairment. Loss on impairment was $23.2 million for the six months ended June 30, 2021. During the second quarter of 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility.

Transaction-related expenses. Transaction-related expenses were $7.5 million for the six months ended June 30, 2022, compared to $6.3 million for the six months ended June 30, 2021. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Six Months Ended June 30,
	2022	2021
Legal, accounting and other acquisition-related costs	$2,676	$3,092
Termination and restructuring costs	2,646	3,193
Management transition costs	2,200	—
	$7,522	$6,285

Provision for income taxes. For the six months ended June 30, 2022, the provision for income taxes was $45.1 million, reflecting an effective tax rate of 23.9%, compared to $25.5 million, reflecting an effective tax rate of 27.1%, for the six months ended June 30, 2021.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$201,674	30.9%	$178,846	30.7%	$396,367	31.2%	$341,548	30.1%
Medicare	96,791	14.8%	90,494	15.5%	191,373	15.1%	176,679	15.6%
Medicaid	326,277	50.1%	282,416	48.5%	626,191	49.4%	557,036	49.1%
Self-Pay	18,701	2.9%	23,434	4.0%	38,486	3.0%	45,877	4.0%
Other	8,276	1.3%	6,966	1.3%	15,955	1.3%	12,215	1.2%
Revenue	$651,719	100.0%	$582,156	100.0%	$1,268,372	100.0%	$1,133,355	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2022 and December 31, 2021:

June 30, 2022

	Current	30-90	90-150	>150	Total
Commercial	20.4%	5.6%	2.9%	8.4%	37.3%
Medicare	11.6%	1.3%	0.5%	1.2%	14.6%
Medicaid	30.4%	3.0%	2.1%	5.0%	40.5%
Self-Pay	1.3%	1.5%	1.6%	2.8%	7.2%
Other	0.2%	0.2%	0.0%	0.0%	0.4%
Total	63.9%	11.6%	7.1%	17.4%	100.0%

December 31, 2021

	Current	30-90	90-150	>150	Total
Commercial	20.1%	6.2%	2.6%	8.2%	37.1%
Medicare	11.3%	1.7%	0.5%	2.0%	15.5%
Medicaid	28.6%	3.5%	2.0%	5.6%	39.7%
Self-Pay	1.3%	1.4%	1.4%	3.0%	7.1%
Other	0.1%	0.1%	0.2%	0.2%	0.6%
Total	61.4%	12.9%	6.7%	19.0%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the six months ended June 30, 2022 was $226.0 million compared to $166.3 million for the six months ended June 30, 2021. Operating cash flows included net government relief funds of approximately $(1.2) million for the six months ended June 30, 2022 compared to net government relief funds of approximately $16.9 million for the six months ended June 30, 2021. Operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the six months ended June 30, 2022. Days sales outstanding were 42 days at both June 30, 2022 and December 31, 2021.

Cash used in investing activities for the six months ended June 30, 2022 was $135.8 million compared to cash provided by investing activities of $1,317.3 million for the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2022 primarily consisted of $132.4 million of cash paid for capital expenditures and $5.0 million of other, offset by $1.7 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2022 consisted of $32.2 million of routine capital expenditures and $100.2 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 3% of revenue for the six months ended June 30, 2022. Cash provided by investing activities for the six months ended June 30, 2021 primarily consisted of $1,511.0 million of proceeds from the U.K. Sale, $3.2 million of other and $0.9 million of proceeds from the sale of property and equipment, offset by $84.8 million for settlement of foreign currency derivatives and $113.0 million of cash paid for capital expenditures. Cash paid for capital expenditures for the six months ended June 30, 2021 consisted of $18.0 million of routine capital expenditures and $95.0 million of expansion capital expenditures.

Cash used in financing activities for the six months ended June 30, 2022 was $95.6 million compared to $1,681.1 million for the six months ended June 30, 2021. Cash used in financing activities for the six months ended June 30, 2022 consisted of principal payments on revolving credit facility of $85.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $9.9 million, principal payments on long-term debt of $8.0 million and distributions to noncontrolling partners in joint ventures of $0.8 million, offset by $8.0 million of contributions from noncontrolling partners in joint ventures. Cash used in financing activities for the six months ended June 30, 2021 primarily consisted of repayment of long-term debt of $2,227.9 million, principal payments on revolving credit facility of $305.0 million, payment of debt issuance costs of $8.0 million, other of $6.9 million and $0.6 million of distributions to noncontrolling partners in joint ventures, offset by borrowings on long-term debt of $425.0 million, borrowings on revolving credit facility of $430.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $13.3 million and $1.8 million of contributions from noncontrolling partners in joint ventures.

We had total available cash and cash equivalents of $128.4 million and $133.8 million at June 30, 2022 and December 31, 2021, respectively, of which approximately $25.0 million and $20.1 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

During the six months ended June 30, 2022, we repaid $85.0 million of the balance outstanding on the Revolving Facility. We had $511.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2022.

The New Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $5.3 million for September 30, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of its obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at our option, either (i) adjusted LIBOR plus 1.50% or (ii) an alternative base rate plus 0.50% (in each case, subject to adjustment based on our consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on our consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At June 30, 2022, we were in compliance with such covenants.

Prior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. We amended the Prior Credit Facility from time to time as described in our prior filings with the SEC.

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of our TLA Facility and $767.9 million of our Tranche B-4 Facility of the Prior Credit Facility. During the six months ended June 30, 2021, in connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations.

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

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2022 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$85,773	$185,580	$594,806	$997,250	$1,863,409
Operating lease liabilities (b)	31,420	52,245	33,883	67,113	184,661
Finance lease liabilities	990	2,046	2,178	22,366	27,580
Total obligations and commitments	$118,183	$239,871	$630,867	$1,086,729	$2,075,650

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2022.
(b)	Amounts exclude variable components of lease payments.

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

There have been no material changes in our critical accounting policies at June 30, 2022 from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2022 was composed of $913.5 million of fixed-rate debt and $491.8 million of variable-rate debt with interest based on LIBOR plus an applicable margin. Based on our borrowing level at June 30, 2022, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $5 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended June 30, 2022, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	1,637	$68.18	—	—
May 1 – May 31	2,135	67.88	—	—
June 1 – June 30	175	64.90	—	—
Total	3,947

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	Consulting Agreement, dated April 11, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (2)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (3)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-35331).
(3)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-35331).
*	Filed herewith.
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

Dated: July 28, 2022