Form 10-Q
period 2022-09-30
Acadia Healthcare Company, Inc.
filed 2022-11-02
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

At November 2, 2022, there were 90,976,713 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$93,419	$133,813
Accounts receivable, net	315,999	281,332
Other current assets	112,238	79,886
Total current assets	521,656	495,031
Property and equipment, net	1,908,993	1,771,159
Goodwill	2,207,912	2,199,937
Intangible assets, net	75,920	70,145
Deferred tax assets	2,983	3,080
Operating lease right-of-use assets	135,627	133,761
Other assets	90,014	94,965
Total assets	$4,943,105	$4,768,078

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,250	$18,594
Accounts payable	116,045	98,575
Accrued salaries and benefits	109,654	137,845
Current portion of operating lease liabilities	25,770	23,348
Other accrued liabilities	128,294	126,499
Total current liabilities	401,013	404,861
Long-term debt	1,379,306	1,478,626
Deferred tax liabilities	94,446	74,368
Operating lease liabilities	117,473	116,841
Other liabilities	118,923	110,505
Total liabilities	2,111,161	2,185,201
Redeemable noncontrolling interests	88,236	65,388
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,874,643 and 89,028,158 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	899	890
Additional paid-in capital	2,650,545	2,636,350
Retained earnings (accumulated deficit)	92,264	(119,751)
Total equity	2,743,708	2,517,489
Total liabilities and equity	$4,943,105	$4,768,078

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenue	$666,732	$587,559	$1,935,104	$1,720,914
Salaries, wages and benefits (including equity-based compensation expense of $7,240, $8,923, $21,745 and $24,988, respectively)	352,582	309,118	1,027,732	922,684
Professional fees	40,367	35,602	117,718	101,915
Supplies	25,570	23,743	74,291	67,698
Rents and leases	11,339	9,658	33,780	28,690
Other operating expenses	88,993	76,502	255,355	222,263
Income from provider relief fund	(7,656)	—	(16,206)	—
Depreciation and amortization	29,573	27,805	87,627	78,349
Interest expense, net	18,003	15,706	50,355	61,420
Debt extinguishment costs	—	—	—	24,650
Loss on impairment	—	1,079	—	24,293
Transaction-related expenses	10,859	3,035	18,381	9,320
Total expenses	569,630	502,248	1,649,033	1,541,282
Income from continuing operations before income taxes	97,102	85,311	286,071	179,632
Provision for income taxes	24,056	17,411	69,183	42,948
Income from continuing operations	73,046	67,900	216,888	136,684
Loss from discontinued operations, net of taxes	—	—	—	(12,641)
Net income	73,046	67,900	216,888	124,043
Net income attributable to noncontrolling interests	(1,947)	(1,774)	(4,873)	(3,686)
Net income attributable to Acadia Healthcare Company, Inc.	$71,099	$66,126	$212,015	$120,357
Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.79	$0.74	$2.37	$1.50
Loss from discontinued operations	—	—	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.79	$0.74	$2.37	$1.36

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.78	$0.73	$2.31	$1.47
Loss from discontinued operations	—	—	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.78	$0.73	$2.31	$1.33
Weighted-average shares outstanding:
Basic	89,833	88,962	89,607	88,684
Diluted	91,723	90,889	91,668	90,604

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$73,046	$67,900	$216,888	$124,043
Other comprehensive income:
Foreign currency translation loss	—	—	—	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	—	—	19
U.K. Sale	—	—	—	375,606
Other comprehensive income	—	—	—	371,365
Comprehensive income	73,046	67,900	216,888	495,408
Comprehensive income attributable to noncontrolling interests	(1,947)	(1,774)	(4,873)	(3,686)
Comprehensive income attributable to Acadia Healthcare Company, Inc.	$71,099	$66,126	$212,015	$491,722

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2020	88,024	$880	$2,580,327	$(371,365)	$(310,386)	$1,899,456
Common stock issued under stock incentive plans	705	7	12,733	—	—	12,740
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(4,521)	—	—	(4,521)
Equity-based compensation expense	—	—	7,034	—	—	7,034
Other	—	—	2,208	—	—	2,208
Other comprehensive income	—	—	—	371,365	—	371,365
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	9,717	9,717
Balance at March 31, 2021	88,729	887	2,597,781	—	(300,669)	2,297,999
Common stock issued under stock incentive plans	188	2	5,620	—	—	5,622
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(580)	—	—	(580)
Equity-based compensation expense	—	—	9,031	—	—	9,031
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	44,514	44,514
Balance at June 30, 2021	88,917	889	2,611,852	—	(256,155)	2,356,586
Common stock issued under stock incentive plans	89	1	3,254	—	—	3,255
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(444)	—	—	(444)
Equity-based compensation expense	—	—	8,923	—	—	8,923
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	66,126	66,126
Balance at September 30, 2021	89,006	890	2,623,585	—	(190,029)	2,434,446
Common stock issued under stock incentive plans	22	—	412	—	—	412
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(189)	—	—	(189)
Equity-based compensation expense	—	—	12,542	—	—	12,542
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	70,278	70,278
Balance at December 31, 2021	89,028	890	2,636,350	—	(119,751)	2,517,489
Common stock issued under stock incentive plans	633	7	3,742	—	—	3,749
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(15,490)	—	—	(15,490)
Equity-based compensation expense	—	—	7,925	—	—	7,925
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	60,837	60,837
Balance at March 31, 2022	89,661	897	2,632,527	—	(58,914)	2,574,510
Common stock issued under stock incentive plans	113	1	3,147	—	—	3,148
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,275)	—	—	(1,275)
Equity-based compensation expense	—	—	6,580	—	—	6,580
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	80,079	80,079
Balance at June 30, 2022	89,774	898	2,640,979	—	21,165	2,663,042
Common stock issued under stock incentive plans	101	1	3,066	—	—	3,067
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(740)	—	—	(740)
Equity-based compensation expense	—	—	7,240	—	—	7,240
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	—	71,099	71,099
Balance at September 30, 2022	89,875	$899	$2,650,545	$—	$92,264	$2,743,708

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating activities:
Net income	$216,888	$124,043
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	87,627	78,349
Amortization of debt issuance costs	2,440	3,265
Equity-based compensation expense	21,745	24,988
Deferred income taxes	20,176	8,995
Loss from discontinued operations, net of taxes	—	12,641
Debt extinguishment costs	—	24,650
Loss on impairment	—	24,293
Other	2,422	881
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(35,538)	(8,610)
Other current assets	(28,692)	(2,758)
Other assets	3,373	(15,846)
Accounts payable and other accrued liabilities	7,729	6,358
Accrued salaries and benefits	(8,831)	18,820
Other liabilities	10,303	(11,633)
Government relief funds	(32,617)	(12,058)
Net cash provided by continuing operating activities	267,025	276,378
Net cash provided by discontinued operating activities	—	253
Net cash provided by operating activities	267,025	276,631
Investing activities:
Cash paid for capital expenditures	(208,792)	(156,624)
Proceeds from U.K. Sale	—	1,511,020
Settlement of foreign currency derivatives	—	(84,795)
Proceeds from sale of property and equipment	1,784	1,792
Cash paid for purchase of finance lease	—	(31,401)
Other	(6,802)	3,106
Net cash (used in) provided by investing activities	(213,810)	1,243,098
Financing activities:
Borrowings on long-term debt	—	425,000
Borrowings on revolving credit facility	—	430,000
Principal payments on revolving credit facility	(85,000)	(330,000)
Principal payments on long-term debt	(13,281)	(5,313)
Repayment of long-term debt	—	(2,227,935)
Payment of debt issuance costs	—	(7,964)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(7,541)	16,072
Contributions from noncontrolling partners in joint ventures	13,178	1,800
Distributions to noncontrolling partners in joint ventures	(1,004)	(926)
Other	39	(6,914)
Net cash used in financing activities	(93,609)	(1,706,180)
Effect of exchange rate changes on cash	—	4,067
Net decrease in cash and cash equivalents	(40,394)	(182,384)
Cash and cash equivalents at beginning of the period	133,813	378,697
Cash and cash equivalents at end of the period	$93,419	$196,313

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At September 30, 2022, the Company operated 242 behavioral healthcare facilities with approximately 10,800 beds in 39 states and Puerto Rico.

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

As the Company’s performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in Accounting Standards Codification (“ASC”) 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize the revenue. The Company has minimal unsatisfied performance obligations at the end of the reporting period as its patients typically are under no obligation to remain admitted in the Company’s facilities.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acute inpatient psychiatric facilities	$340,929	$284,143	$984,224	$832,692
Specialty treatment facilities	252,478	230,753	729,844	669,552
Residential treatment centers	73,325	71,006	221,036	211,377
Other	—	1,657	—	7,293
Revenue	$666,732	$587,559	$1,935,104	$1,720,914

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and nine months ended September 30, 2022 and 2021 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$193,186	29.0%	$170,427	29.0%	$589,553	30.5%	$511,975	29.8%
Medicare	100,869	15.1%	97,529	16.6%	292,242	15.1%	274,208	15.9%
Medicaid	342,475	51.4%	288,092	49.0%	968,666	50.1%	845,128	49.1%
Self-Pay	20,046	3.0%	25,998	4.4%	58,532	3.0%	71,875	4.2%
Other	10,156	1.5%	5,513	1.0%	26,111	1.3%	17,728	1.0%
Revenue	$666,732	100.0%	$587,559	100.0%	$1,935,104	100.0%	$1,720,914	100.0%

Contract liabilities consisted of advances from payors and unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45.2 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. Of the $45.2 million of advance payments received in 2020, the Company repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $18.9 million during the nine month period ended September 30, 2022. The Company will pay off the remaining balance of $1.2 million in the fourth quarter of 2022. Contract liabilities of $9.5 million and $30.4 million are included in other accrued liabilities at September 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets. A summary of the activity in contract liabilities is as follows (in thousands):

Balance at December 31, 2021	$30,371
Payments received	15,564
Revenue recognized	(16,311)
Medicare advance repayments	(18,927)
Other	(1,208)
Balance at September 30, 2022	$9,489

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$71,099	$66,126	$212,015	$132,998
Loss from discontinued operations	—	—	—	(12,641)
Net income attributable to Acadia Healthcare Company, Inc.	$71,099	$66,126	$212,015	$120,357
Denominator:
Weighted average shares outstanding for basic earnings per share	89,833	88,962	89,607	88,684
Effects of dilutive instruments	1,890	1,927	2,061	1,920
Shares used in computing diluted earnings per common share	91,723	90,889	91,668	90,604

Basic earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.79	$0.74	$2.37	$1.50
Loss from discontinued operations	—	—	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.79	$0.74	$2.37	$1.36

Diluted earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$0.78	$0.73	$2.31	$1.47
Loss from discontinued operations	—	—	—	(0.14)
Net income attributable to Acadia Healthcare Company, Inc.	$0.78	$0.73	$2.31	$1.33

Approximately 0.1 million and 0.3 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive. Approximately 0.6 million and 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

5.	Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On December 31, 2021, the Company acquired the equity of CenterPointe Behavioral Health System, LLC and certain related entities (“CenterPointe”) for cash consideration of approximately $140 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Company’s revolving credit facility. CenterPointe operates four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

The preliminary fair values of assets acquired and liabilities assumed in the CenterPointe acquisition were as follows (in thousands):

Cash	$5,640
Accounts receivable, net	9,358
Other current assets	2,032
Property and equipment	35,670
Goodwill	100,478
Intangible assets	825
Deferred tax assets	1,573
Operating lease right-of-use assets	29,245
Total assets acquired	184,821
Accounts payable	3,819
Accrued salaries and benefits	3,585
Current portion of operating lease liabilities	2,625
Other accrued liabilities	1,416
Operating lease liabilities	27,850
Total liabilities assumed	39,295
Net assets acquired	$145,526

The fair values assigned to certain assets acquired and liabilities assumed by the Company have been estimated on a preliminary basis and are subject to change as new facts and circumstances emerge that were present at the date of acquisition. Specifically, the Company is further assessing certain tax matters as well as certain assets and assumed liabilities of CenterPointe. The qualitative factors comprising the goodwill acquired in the CenterPointe acquisition include the value of the business and efficiencies derived through synergies expected by the elimination of certain redundant corporate functions and expenses, coordination of services provided across the combined network of facilities, achievement of operating efficiencies by benchmarking performance and applying best practices.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management transition costs	$5,626	$—	$7,826	$—
Termination and restructuring costs	3,213	660	5,859	3,853
Legal, accounting and other acquisition-related costs	2,020	2,375	4,696	5,467
	$10,859	$3,035	$18,381	$9,320

6.	Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$32,554	$22,292
Other receivables	19,029	10,786
Income taxes receivable	16,465	1,523
Assets held for sale	14,047	15,808
Workers’ compensation deposits – current portion	12,000	12,000
Insurance receivable – current portion	9,016	10,807
Inventory	4,854	4,786
Other	4,273	1,884
Other current assets	$112,238	$79,886

7.	Property and Equipment

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$164,661	$154,376
Building and improvements	1,771,470	1,683,560
Equipment	279,912	253,100
Construction in progress	319,547	221,249
	2,535,590	2,312,285
Less: accumulated depreciation	(626,597)	(541,126)
Property and equipment, net	$1,908,993	$1,771,159

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $14.0 million and $15.8 million as of September 30, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the three months ended September 30, 2021, the Company recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.
8.	Goodwill and Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,496	11,600	—	—
Trade names	45,935	40,435	—	—
Certificates of need	18,489	18,110	—	—
	75,920	70,145	—	—
Total	$77,051	$71,276	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

The following table summarizes changes in goodwill for 2022 (in thousands):

Balance at December 31, 2021	$2,199,937
Adjustments related to 2021 acquisition	3,356
Increase from contribution of redeemable noncontrolling interests	4,619
Balance at September 30, 2022	$2,207,912

9.	U.K. Sale

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

For the nine months ended September 30, 2021, results of operations of the U.K. operations were as follows (in thousands):

September 30, 2021
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

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to PHSSE funds received. During the nine months ended September 30, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the nine months ended September 30, 2022, the Company recorded $16.2 million of income from provider relief fund related to PHSSE funds received. The remaining unrecognized funds are included in other accrued liabilities on the consolidated balance sheets at September 30, 2022 and December 31, 2021.

During 2020, the Company applied for and received approximately $45.2 million of payments from the CMS Accelerated and Advance Payment Program. Of the $45.2 million of advance payments received in 2020, the Company repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $18.9 million during the nine months ended September 30, 2022. The Company will pay off the remaining balance of $1.2 million in the fourth quarter of 2022.

In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022 and was eliminated effective July 1, 2022.

The CARES Act also provides for certain federal income and other tax changes. The Company received a cash benefit of approximately $39.3 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. The Company repaid half of the $39.3 million of payroll tax deferrals during the third quarter of 2021 and repaid the remaining portion in the third quarter of 2022 to eliminate the liability. The payroll tax deferral at December 31, 2021 was included in accrued salaries and benefits on the consolidated balance sheet.

11.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses	$35,937	$26,791
Accrued interest	17,288	17,418
Government relief funds	14,221	8,550
Cost report payable	12,608	6,487
Accrued property taxes	12,424	8,375
Insurance liability – current portion	11,923	11,923
Contract liabilities	9,489	30,371
Finance lease liabilities	990	990
Income taxes payable	331	5,540
Other	13,083	10,054
Other accrued liabilities	$128,294	$126,499

12.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
New Credit Facility:
Term Loan A	$403,750	$417,031
Revolving Line of Credit	85,000	170,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(13,194)	(14,811)
	1,400,556	1,497,220
Less: current portion	(21,250)	(18,594)
Long-term debt	$1,379,306	$1,478,626

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

During the nine months ended September 30, 2022, the Company repaid $85.0 million of the balance outstanding on the Revolving Facility. The Company had $511.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2022.

The New Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of $5.3 million for December 31, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of the Company’s obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at the Company’s option, either (i) adjusted LIBOR plus 1.375% or (ii) an alternative base rate plus 0.375% (in each case, subject to adjustment based on the Company’s consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on the Company’s consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At September 30, 2022, the Company was in compliance with such covenants.

Prior Credit Facility

The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. The Company amended the Prior Credit Facility from time to time as described in the Company’s prior filings with the SEC.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Term Loan B Facility Tranche B-4 (“Tranche B-4 Facility”). On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of its TLA Facility and $767.9 million of its Tranche B-4 Facility of the Prior Credit Facility. In connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $

475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021.

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

On March 1, 2021, the Company satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, the Company recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

On March 17, 2021, the Company satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, the Company recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

13.	Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2022, the Company operated seven facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2021	$65,388
Contributions from noncontrolling partners in joint ventures	18,979
Net income attributable to noncontrolling interests	4,873
Distributions to noncontrolling partners in joint ventures	(1,004)
Balance at September 30, 2022	$88,236

14.	Variable Interest Entities

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

At September 30, 2022, the Company operated seven facilities through non-wholly owned subsidiaries. The Company owns between 60% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at September 30, 2022 and December 31, 2021 include total assets of variable interest entities of $397.9 million and $320.6 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at September 30, 2022 and December 31, 2021 include total liabilities of variable interest entities of $21.9 million and $24.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$26,696	$26,360
Accounts receivable, net	22,605	20,144
Other current assets	2,651	1,304
Total current assets	51,952	47,808
Property and equipment, net	283,917	220,793
Goodwill	39,564	34,945
Intangible assets, net	16,139	10,490
Operating lease right-of-use assets	6,365	6,603
Total assets	$397,937	$320,639

Accounts payable	$4,194	$3,690
Accrued salaries and benefits	4,251	5,656
Current portion of operating lease liabilities	224	197
Other accrued liabilities	6,709	6,818
Total current liabilities	15,378	16,361
Operating lease liabilities	6,494	6,666
Other liabilities	—	1,083
Total liabilities	$21,872	$24,110

15.	Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2022, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,074,551 were available for future grant. Stock options may be granted for terms of up to 10 years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $7.2 million and $8.9 million in equity-based compensation expense for the three months ended September 30, 2022 and 2021 and $21.7 million and $25.0 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $70.4 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years.

The Company recognized a deferred income tax benefit of $2.0 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $5.9 million and $6.4 million for the nine months ended September 30, 2022 and 2021.

Stock Options

Stock option activity during 2021 and 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	1,510,306	$37.56	7.35	$1,414
Options granted	324,320	57.53	9.31	851
Options exercised	(558,322)	39.45	N/A	11,118
Options cancelled	(170,235)	40.08	N/A	N/A
Options outstanding at December 31, 2021	1,106,069	42.07	7.49	19,988
Options granted	334,260	55.73	9.46	4,815
Options exercised	(259,097)	40.32	N/A	7,779
Options cancelled	(140,975)	46.54	N/A	N/A
Options outstanding at September 30, 2022	1,040,257	$46.29	7.67	$24,269
Options exercisable at December 31, 2021	324,409	$43.24	5.48	$5,575
Options exercisable at September 30, 2022	323,137	$41.48	5.89	$9,020

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average grant-date fair value of options	$20.72	$20.64
Risk-free interest rate	2.0%	0.9%
Expected volatility	39%	40%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2021 and 2022 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,022,996	$28.41
Granted	352,430	58.32
Cancelled	(82,751)	39.63
Vested	(366,048)	30.81
Unvested at December 31, 2021	926,627	$37.84
Granted	643,396	64.48
Cancelled	(113,445)	46.81
Vested	(370,427)	32.15
Unvested at September 30, 2022	1,086,151	$54.62

Restricted stock unit activity during 2021 and 2022 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	465,993	25.49
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at December 31, 2021	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	159,831	29.00
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at September 30, 2022	1,251,088	$19.95

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

The provision for income taxes for the three months ended September 30, 2022 and 2021 reflects effective tax rates of 24.8% and 20.4%, and 24.2% and 23.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2022 was primarily attributable to impacts of employee equity compensation awards in relation to income before income taxes.

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

The carrying amounts and fair values of the Company’s New Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
New Credit Facility	$486,636	$584,418	$486,636	$584,418
5.500% Senior Notes due 2028	$444,491	$443,894	$405,598	$466,577
5.000% Senior Notes due 2029	$469,429	$468,907	$415,727	$481,802

The Company’s New Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.
18.	Commitments and Contingencies

Professional and General Liability

A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary. The Company is self-insured for professional liability claims up to $10.0 million per claim through August 31, 2022 and $5.0 million and $10.0 million for certain other claims thereafter, and has obtained reinsurance coverage from a third party to cover claims in excess of the retention limit. The reinsurance policy has a coverage limit of $70.0 million in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee. The complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014 and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On September 30, 2022, the court entered an order certifying a class consisting of all persons who purchased or otherwise acquired the common stock of the Company between April 30, 2014 and November 15, 2018. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and

14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 22, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-JRS, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

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

20.	Financial Information for the Company and Its Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. Summarized financial information is presented below is consistent with the condensed consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is condensed financial information for the combined wholly-owned subsidiary guarantors at September 30, 2022 and December 31, 2021, and for the nine months ended September 30, 2022. The summarized balance sheet information has been adjusted to reclassify certain wholly-owned subsidiaries as non-guarantor entities.

Summarized balance sheet information (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$356,013	$349,250
Property and equipment, net	1,227,849	1,166,409
Goodwill	2,090,334	2,086,978
Total noncurrent assets	3,567,803	3,509,120

Current liabilities	334,574	340,514
Long-term debt	1,362,923	1,460,046
Total noncurrent liabilities	1,587,879	1,669,746
Redeemable noncontrolling interests	—	—
Total equity	2,001,363	1,848,110

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2022
Revenue	$1,543,674
Income before income taxes	230,106
Net income	175,456
Net income attributable to Acadia Healthcare Company, Inc.	175,456

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the impact of the COVID-19 pandemic on our inpatient and outpatient volumes, or disruptions caused by other pandemics, epidemics or outbreaks of infectious diseases;
•	the impact of vaccine and other pandemic-related mandates imposed by local, state and federal authorities on our business;
•	costs of providing care to our patients, including increased staffing, equipment and supply expenses resulting from the COVID-19 pandemic;
•	our ability to integrate Christopher H. Hunter, our new chief executive officer;
•	the impact of competition for staffing on our labor costs and profitability;
•	the impact of increases to our labor costs;
•	the impact of general economic and employment conditions, including increased construction and other costs due to inflation, on our business and future results of operations;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2022, we operated 242 behavioral healthcare facilities with approximately 10,800 beds in 39 states and Puerto Rico. During the nine months ended September 30, 2022, we added 360 beds in the U.S., consisting of 210 added to existing facilities and 150 added through the opening of one wholly-owned facility and one joint venture facility, and opened four CTCs. For the year ending December 31, 2022, we expect to (i) add approximately 300 beds to existing facilities, (ii) add 270 beds through the opening of one wholly-owned facility and two joint venture facilities, and (iii) open at least six CTCs.

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

In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to the PHSSE funds received. During the nine months ended September 30, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the ARP Rural Payments for Hospitals. During the nine months ended September 30, 2022, we recorded $16.2 million of income from provider relief fund related to PHSSE funds received. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received.

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

On October 1, 2020, Congress amended the terms of the Accelerated and Advance Payment Program to extend the term of the loan and adjust the repayment process. Under the new terms of the program, all providers will have 29 months from the date of their first program payment to repay the full amount of the accelerated or advance payments they have received. The revised terms extend the period before repayment begins from 210 days to one year from the date that payment under the program was received. Once the repayment period begins, the offset is limited to 25% of new claims during the first 11 months of repayment and 50% of new claims during the final 6 months. The revised program terms also lower the interest rate on outstanding amounts due at the end of the repayment period from 10% to 4%. We applied for and received approximately $45.2 million in 2020 from this program. Of the $45.2 million of advance payments received in 2020, we repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $18.9 million during the nine months ended September 30, 2022. We will pay off the remaining balance of $1.2 million in the fourth quarter of 2022.

Under the CARES Act, we also received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022 and was eliminated effective July 1, 2022.

The CARES Act also provides for certain federal income and other tax changes. We received a cash benefit of approximately $39.3 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. We repaid half of the $39.3 million of payroll tax deferrals during the third quarter of 2021 and repaid the remaining portion in the third quarter of 2022 to eliminate the liability.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$666,732	100.0%	$587,559	100.0%	$1,935,104	100.0%	$1,720,914	100.0%
Salaries, wages and benefits	352,582	52.9%	309,118	52.6%	1,027,732	53.1%	922,684	53.6%
Professional fees	40,367	6.1%	35,602	6.1%	117,718	6.1%	101,915	5.9%
Supplies	25,570	3.8%	23,743	4.0%	74,291	3.8%	67,698	3.9%
Rents and leases	11,339	1.7%	9,658	1.6%	33,780	1.7%	28,690	1.7%
Other operating expenses	88,993	13.3%	76,502	13.0%	255,355	13.2%	222,263	12.9%
Income from provider relief fund	(7,656)	-1.1%	—	0.0%	(16,206)	-0.8%	—	0.0%
Depreciation and amortization	29,573	4.4%	27,805	4.7%	87,627	4.5%	78,349	4.6%
Interest expense	18,003	2.7%	15,706	2.7%	50,355	2.6%	61,420	3.6%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	24,650	1.4%
Loss on impairment	—	0.0%	1,079	0.2%	—	0.0%	24,293	1.4%
Transaction-related expenses	10,859	1.6%	3,035	0.5%	18,381	0.9%	9,320	0.5%
Total expenses	569,630	85.4%	502,248	85.4%	1,649,033	85.1%	1,541,282	89.5%
Income from continuing operations before income taxes	97,102	14.6%	85,311	14.6%	286,071	14.9%	179,632	10.5%
Provision for income taxes	24,056	3.6%	17,411	3.0%	69,183	3.6%	42,948	2.5%
Income from continuing operations	73,046	11.0%	67,900	11.6%	216,888	11.3%	136,684	8.0%
Loss from discontinued operations, net of taxes	—	0.0%	—	0.0%	—	0.0%	(12,641)	-0.8%
Net income	73,046	11.0%	67,900	11.6%	216,888	11.3%	124,043	7.2%
Net income attributable to noncontrolling interests	(1,947)	-0.3%	(1,774)	-0.3%	(4,873)	-0.3%	(3,686)	-0.2%
Net income attributable to Acadia Healthcare Company, Inc.	$71,099	10.7%	$66,126	11.3%	$212,015	11.0%	$120,357	7.0%

At September 30, 2022, we operated 242 behavioral healthcare facilities with approximately 10,800 beds in 39 states and Puerto Rico. For all periods presented, results of operations and cash flows of the U.K. operations are reported as discontinued operations in the accompanying financial statements.

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

The following table sets forth percent changes in same facility operating data for the three and nine months ended September 30, 2022 compared to the same period in 2021:

	Three Months Ended	Nine Months Ended
U.S. Same Facility Results (a)
Revenue growth	10.2%	9.1%
Patient days growth	3.1%	2.0%
Admissions growth	0.6%	-2.2%
Average length of stay change (b)	2.5%	4.3%
Revenue per patient day growth	6.9%	7.0%
Adjusted EBITDA margin change (c)	150 bps	190 bps
Adjusted EBITDA margin excluding income from provider relief fund (d)	30 bps	100 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
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

(d)	For the three and nine months ended September 30, 2022, excludes income from provider relief fund of $7.7 million and $16.2 million, respectively.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue. Revenue increased $79.2 million, or 13.5%, to $666.7 million for the three months ended September 30, 2022 from $587.6 million for the three months ended September 30, 2021. The increase includes revenue generated from our acquisition of CenterPointe on December 31, 2021. Same facility revenue increased $59.4 million, or 10.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, resulting from an increase in same facility revenue per day of 6.9% and same facility growth in patient days of 3.1%. Consistent with same facility revenue growth in 2021, the growth in same facility patient days for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $352.6 million for the three months ended September 30, 2022 compared to $309.1 million for the three months ended September 30, 2021, an increase of $43.5 million. SWB expense included $7.2 million and $8.9 million of equity-based compensation expense for the three months ended September 30, 2022 and 2021, respectively. Excluding equity-based compensation expense, SWB expense was $345.4 million, or 51.8% of revenue, for the three months ended September 30, 2022, compared to $300.2 million, or 51.1% of revenue, for the three months ended September 30, 2021. The increase in SWB expense relates to SWB expense incurred by facilities acquired in the CenterPointe acquisition and incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $306.2 million for the three months ended September 30, 2022, or 47.8% of revenue, compared to $276.1 million for the three months ended September 30, 2021, or 47.5% of revenue.

Professional fees. Professional fees were $40.4 million for the three months ended September 30, 2022, or 6.1% of revenue, compared to $35.6 million for the three months ended September 30, 2021, or 6.1% of revenue. Same facility professional fees were $33.4 million for the three months ended September 30, 2022, or 5.2% of revenue, compared to $32.4 million for the three months ended September 30, 2021, or 5.6% of revenue.

Supplies. Supplies expense was $25.6 million for the three months ended September 30, 2022, or 3.8% of revenue, compared to $23.7 million for the three months ended September 30, 2021, or 4.0% of revenue. Same facility supplies expense was $24.1 million for the three months ended September 30, 2022, or 3.8% of revenue, compared to $23.3 million for the three months ended September 30, 2021, or 4.0% of revenue.

Rents and leases. Rents and leases were $11.3 million for the three months ended September 30, 2022, or 1.7% of revenue, compared to $9.7 million for the three months ended September 30, 2021, or 1.6% of revenue. Same facility rents and leases were $9.2 million for the three months ended September 30, 2022, or 1.4% of revenue, compared to $8.8 million for the three months ended September 30, 2021, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $89.0 million for the three months ended September 30, 2022, or 13.3% of revenue, compared to $76.5 million for the three months ended September 30, 2021, or 13.0% of revenue. Same facility other operating expenses were $79.5 million for the three months ended September 30, 2022, or 12.4% of revenue, compared to $71.9 million for the three months ended September 30, 2021, or 12.4% of revenue.

Income from provider relief fund. For the three months ended September 30, 2022, we recorded $7.7 million in income from provider relief fund related to PHSSE funds received in 2022.

Depreciation and amortization. Depreciation and amortization expense was $29.6 million for the three months ended September 30, 2022, or 4.4% of revenue, compared to $27.8 million for the three months ended September 30, 2021, or 4.7% of revenue.

Interest expense. Interest expense was $18.0 million for the three months ended September 30, 2022 compared to $15.7 million for the three months ended September 30, 2021.

Loss on impairment. During the three months ended September 30, 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

Transaction-related expenses. Transaction-related expenses were $10.9 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended September 30,
	2022	2021
Management transition costs	$5,626	$—
Termination and restructuring costs	3,213	660
Legal, accounting and other acquisition-related costs	2,020	2,375
	$10,859	$3,035

Provision for income taxes. For the three months ended September 30, 2022, the provision for income taxes was $24.1 million, reflecting an effective tax rate of 24.8%, compared to $17.4 million, reflecting an effective tax rate of 20.4%, for the three months ended September 30, 2021. The increase in the effective tax rate for the three months ended September 30, 2022 was primarily attributable to impacts of employee equity compensation awards in relation to income before income taxes.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue. Revenue increased $214.2 million, or 12.4%, to $1,935.1 million for the nine months ended September 30, 2022 from $1,720.9 million for the nine months ended September 30, 2021. The increase includes revenue generated from our acquisition of CenterPointe on December 31, 2021. Same facility revenue increased $155.3 million, or 9.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, resulting from an increase in same facility revenue per day of 7.0% and same facility growth in patient days of 2.0%. Consistent with same facility revenue growth in 2021, the growth in same facility patient days for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,027.7 million for the nine months ended September 30, 2022 compared to $922.7 million for the nine months ended September 30, 2021, an increase of $105.0 million. SWB expense included $21.7 million and $25.0 million of equity-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively. Excluding equity-based compensation expense, SWB expense was $1,006.0 million, or 52.0% of revenue, for the nine months ended September 30, 2022, compared to $897.7 million, or 52.2% of revenue, for the nine months ended September 30, 2021. The increase in SWB expense relates to SWB expense incurred by facilities acquired in the CenterPointe acquisition and incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $892.5 million for the nine months ended September 30, 2022, or 48.0% of revenue, compared to $827.7 million for the nine months ended September 30, 2021, or 48.6% of revenue.

Professional fees. Professional fees were $117.7 million for the nine months ended September 30, 2022, or 6.1% of revenue, compared to $101.9 million for the nine months ended September 30, 2021, or 5.9% of revenue. Same facility professional fees were $99.3 million for the nine months ended September 30, 2022, or 5.3% of revenue, compared to $92.1 million, for the nine months ended September 30, 2021, or 5.4% of revenue.

Supplies. Supplies expense was $74.3 million for the nine months ended September 30, 2022, or 3.8% of revenue, compared to $67.7 million for the nine months ended September 30, 2021, or 3.9% of revenue. Same facility supplies expense was $70.3 million for the nine months ended September 30, 2022, or 3.8% of revenue, compared to $67.0 million for the nine months ended September 30, 2021, or 3.9% of revenue.

Rents and leases. Rents and leases were $33.8 million for the nine months ended September 30, 2022, or 1.7% of revenue, compared to $28.7 million for the nine months ended September 30, 2021, or 1.7% of revenue. Same facility rents and leases were $27.4 million for the nine months ended September 30, 2022, or 1.5% of revenue, compared to $26.0 million for the nine months ended September 30, 2021, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $255.4 million for the nine months ended September 30, 2022, or 13.2% of revenue, compared to $222.3 million for the nine months ended September 30, 2021, or 12.9% of revenue. Same facility other operating expenses were $229.9 million for the nine months ended September 30, 2022, or 12.4% of revenue, compared to $214.1 million for the nine months ended September 30, 2021, or 12.6% of revenue.

Income from provider relief fund. For the nine months ended September 30, 2022, we recorded $16.2 million in income from provider relief fund related to PHSSE funds received in 2021 and 2022.

Depreciation and amortization. Depreciation and amortization expense was $87.6 million for the nine months ended September 30, 2022, or 4.5% of revenue, compared to $78.3 million for the nine months ended September 30, 2021, or 4.6% of revenue.

Interest expense. Interest expense was $50.4 million for the nine months ended September 30, 2022 compared to $61.4 million for the nine months ended September 30, 2021. The decrease in interest expense was primarily due to debt repayments in connection with the U.K. Sale.

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

Transaction-related expenses. Transaction-related expenses were $18.4 million for the nine months ended September 30, 2022, compared to $9.3 million for the nine months ended September 30, 2021. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Nine Months Ended September 30,
	2022	2021
Management transition costs	$7,826	$—
Termination and restructuring costs	5,859	3,853
Legal, accounting and other acquisition-related costs	4,696	5,467
	$18,381	$9,320

Provision for income taxes. For the nine months ended September 30, 2022, the provision for income taxes was $69.2 million, reflecting an effective tax rate of 24.2%, compared to $42.9 million, reflecting an effective tax rate of 23.9%, for the nine months ended September 30, 2021. The increase in the effective tax rate for the three months ended September 30, 2022 was primarily attributable to impacts of employee equity compensation awards in relation to income before income taxes.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$193,186	29.0%	$170,427	29.0%	$589,553	30.5%	$511,975	29.8%
Medicare	100,869	15.1%	97,529	16.6%	292,242	15.1%	274,208	15.9%
Medicaid	342,475	51.4%	288,092	49.0%	968,666	50.1%	845,128	49.1%
Self-Pay	20,046	3.0%	25,998	4.4%	58,532	3.0%	71,875	4.2%
Other	10,156	1.5%	5,513	1.0%	26,111	1.3%	17,728	1.0%
Revenue	$666,732	100.0%	$587,559	100.0%	$1,935,104	100.0%	$1,720,914	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2022 and December 31, 2021:

September 30, 2022

	Current	30-90	90-150	>150	Total
Commercial	19.5%	4.7%	3.0%	8.2%	35.4%
Medicare	10.9%	1.5%	0.6%	1.4%	14.4%
Medicaid	33.2%	3.6%	1.6%	4.6%	43.0%
Self-Pay	1.4%	1.4%	1.3%	2.6%	6.7%
Other	0.2%	0.2%	0.0%	0.1%	0.5%
Total	65.2%	11.4%	6.5%	16.9%	100.0%

December 31, 2021

	Current	30-90	90-150	>150	Total
Commercial	20.1%	6.2%	2.6%	8.2%	37.1%
Medicare	11.3%	1.7%	0.5%	2.0%	15.5%
Medicaid	28.6%	3.5%	2.0%	5.6%	39.7%
Self-Pay	1.3%	1.4%	1.4%	3.0%	7.1%
Other	0.1%	0.1%	0.2%	0.2%	0.6%
Total	61.4%	12.9%	6.7%	19.0%	100.0%

Liquidity and Capital Resources

Cash provided by continuing operating activities for the nine months ended September 30, 2022 was $267.0 million compared to $276.4 million for the nine months ended September 30, 2021. Operating cash flows included net government relief funds paid of approximately $32.6 million for the nine months ended September 30, 2022 compared to net government relief funds paid of approximately $12.1 million for the nine months ended September 30, 2021. Operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the nine months ended September 30, 2022. Days sales outstanding were 44 days at September 30, 2022 compared to 42 days at December 31, 2021.

Cash used in investing activities for the nine months ended September 30, 2022 was $213.8 million compared to cash provided by investing activities of $1,243.1 million for the nine months ended September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of $208.8 million of cash paid for capital expenditures and $6.8 million of other, offset by $1.8 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2022 consisted of $47.0 million of routine capital expenditures and $161.8 million of expansion capital expenditures. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were approximately 2.4% of revenue for the nine months ended September 30, 2022. Cash provided by investing activities for the nine months ended September 30, 2021 primarily consisted of $1,511.0 million of proceeds from the U.K. Sale, $3.1 million of other and $1.8 million of proceeds from the sale of property and equipment, offset by $156.6 million of cash paid for capital expenditures, $84.8 million for settlement of foreign currency derivatives and $31.4 million of cash paid for the purchase of a finance lease. Cash paid for capital expenditures for the nine months ended September 30, 2021 consisted of $31.0 million of routine capital expenditures and $125.6 million of expansion capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2022 was $93.6 million compared to $1,706.2 million for the nine months ended September 30, 2021. Cash used in financing activities for the nine months ended September 30, 2022 consisted of principal payments on revolving credit facility of $85.0 million, principal payments on long-term debt of $13.3 million,  repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $7.5 million and distributions to noncontrolling partners in joint ventures of $1.0 million, offset by $13.2 million of contributions from noncontrolling partners in joint ventures. Cash used in financing activities for the nine months ended September 30, 2021 primarily consisted of repayment of long-term debt of $2,227.9 million, principal payments on revolving credit facility of $330.0 million, payment of debt issuance costs of $8.0 million, other of $6.9 million and principal payments on long-term debt of $5.3 million, offset by borrowings on revolving credit facility of $430.0 million, borrowings on long-term debt of $425.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $16.1 million and $1.8 million of contributions from noncontrolling partners in joint ventures.

We had total available cash and cash equivalents of $93.4 million and $133.8 million at September 30, 2022 and December 31, 2021, respectively, of which approximately $20.5 million and $20.1 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

During the nine months ended September 30, 2022, we repaid $85.0 million of the balance outstanding on the Revolving Facility. We had $511.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2022.

The New Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $5.3 million for December 31, 2022 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of obligations under the New Credit Facility. Borrowings under the Senior Facilities bear interest at a floating rate, which will initially be, at our option, either (i) adjusted LIBOR plus 1.375% or (ii) an alternative base rate plus 0.375% (in each case, subject to adjustment based on our consolidated total net leverage ratio). An unused fee initially set at 0.20% per annum (subject to adjustment based on our consolidated total net leverage ratio) is payable quarterly in arrears based on the actual daily undrawn portion of the commitments in respect of the Revolving Facility.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At September 30, 2022, we were in compliance with such covenants.

Prior Credit Facility

We entered into the Senior Secured Credit Facility on April 1, 2011. On December 31, 2012, we entered into the Prior Credit Facility which amended and restated the Senior Secured Credit Facility. We amended the Prior Credit Facility from time to time as described in our prior filings with the SEC.

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of our TLA Facility and $767.9 million of our Tranche B-4 Facility of the Prior Credit Facility. In connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

On March 1, 2021, we satisfied and discharged the indentures governing the 6.500% Senior Notes. In connection with the redemption of the 6.500% Senior Notes, we recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

On March 17, 2021, we satisfied and discharged the indentures governing the 5.625% Senior Notes. In connection with the redemption of the 5.625% Senior Notes, we recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the condensed consolidated statement of operations for the nine months ended September 30, 2021.

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2022 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$89,233	$196,634	$505,919	$985,125	$1,776,911
Operating lease liabilities (b)	32,081	53,989	32,847	64,032	182,949
Finance lease liabilities	990	2,071	2,178	22,094	27,333
Total obligations and commitments	$122,304	$252,694	$540,944	$1,071,251	$1,987,193

(a)	Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2022.
(b)	Amounts exclude variable components of lease payments.

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

There have been no material changes in our critical accounting policies at September 30, 2022 from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2022 was composed of $913.9 million of fixed-rate debt and $486.6 million of variable-rate debt with interest based on LIBOR plus an applicable margin. Based on our borrowing level at September 30, 2022, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $4.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended September 30, 2022, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	5,753	$78.69	—	—
August 1 – August 31	2,463	82.52	—	—
September 1 – September 30	752	86.73	—	—
Total	8,968

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (2)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

(1)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-35331).
*	Filed herewith.
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

Dated: November 2, 2022