Form 10-K
period 2022-12-31
Acadia Healthcare Company, Inc.
filed 2023-02-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $6.0 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $67.63 per share.

As of February 28, 2023, there were 91,314,616 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be held on May 18, 2023 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2022, we operated 250 behavioral healthcare facilities with approximately 11,000 beds in 39 states and Puerto Rico. During the year ended December 31, 2022, we added 560 beds, consisting of 290 added to existing facilities and 270 added through the opening of one wholly-owned facility and two joint venture facilities, and we opened seven comprehensive treatment centers (“CTCs”).

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

Acquisitions

On November 7, 2022, we acquired four CTCs located in Georgia from Brand New Start Treatment Centers (“Brand New Start”).

On December 31, 2021, we acquired the equity of CenterPointe Behavioral Health System, LLC and certain related entities (“CenterPointe”) for cash consideration of approximately $140 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Revolving Facility (as defined below). At the time of the acquisition, CenterPointe operated four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

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

Financing Transactions

We entered into a credit agreement establishing a new senior credit facility (the “New Credit Facility”) on March 17, 2021. The New Credit Facility provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $425.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Facilities”), each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” for additional information about the New Credit Facility and the Prior Credit Facility (as defined below).

As a part of the closing of the New Credit Facility on March 17, 2021, we (i) refinanced and terminated our prior credit facilities under an amended and restated credit agreement, dated as of December 31, 2012 (the “Prior Credit Facility”) and (ii) financed the redemption of all of our outstanding 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”).

In connection with the redemption of the 5.625% Senior Notes, we satisfied and discharged the indentures governing the 5.625% Senior Notes and recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the consolidated statement of operations.

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

On January 5, 2021, we made a voluntary payment of $105.0 million on our Term Loan B facility Tranche B-4 of the Prior Credit Facility (the “Tranche B-4 Facility”). On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay $311.7 million of the Term Loan A facility of the Prior Credit Facility (the “TLA Facility”) and $767.9 million of our Tranche B-4 Facility.

On October 14, 2020, we issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2021. We used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on our Term Loan B facility Tranche B-3 of the Prior Credit Facility (the “Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, we recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing cost in the consolidated statements of operations.

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

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier operational management team with track record of success. Our management team has approximately 300 combined years of experience in the healthcare industry. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Favorable industry and legislative trends. According to a 2021 survey by the Substance Abuse and Mental Health Services Administration of the U.S. Department of Health and Human Services (“SAMHSA”), 57.8 million adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 14.1 million suffered from a serious mental illness. In addition, 29.7 million U.S. adults with mental illness received no mental health services in the past year. Further, approximately 43.7 million people aged 12 or older in 2021 needed substance use treatment in the past year. According to a study by The Journal of American Medical Association Pediatrics, an estimated 7.7 million U.S. children has a treatable mental health disorder. Management believes the market for behavioral services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

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

National footprint and scale with regional density and presence across multiple service lines. We are a leading behavioral healthcare platform in an industry that is undergoing consolidation in an effort to reduce costs and expand programs to better serve the growing need for inpatient behavioral healthcare services. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Diversified revenue and payor bases. At December 31, 2022, we operated 250 facilities in 39 states and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2022, we received 51% of our revenue from continuing operations from Medicaid, 30% from commercial payors, 15% from Medicare and 4% from other payors. As we receive Medicaid payments from 46 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 4% of revenue for the year ended December 31, 2022, and no state or U.S. territory accounted for more than 14% of revenue for the year ended December 31, 2022. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong financial position to execute our strategy. Management believes we continue to be in a strong position for investments in our facilities, expansion into new and existing markets and enhancement of our capabilities and infrastructure. We generate strong free cash flow by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2022, our maintenance capital expenditures amounted to approximately 2% of our revenue.

Business Strategy

Our strategy is to become the indispensable behavioral health provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. Our core strategic priorities include:

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. We added 290 beds to existing facilities during the year ended December 31, 2022, and expect to add approximately 300 beds to existing facilities for the year ending December 31, 2023. Furthermore, management believes that opportunities exist to leverage out-of-state referrals to increase volume and minimize payor concentration, especially with respect to our youth and adolescent focused services and our substance abuse services.

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

Fuel facility growth through accelerated joint venture partnerships and de novo builds and pursuing programmatic mergers and acquisitions. We have positioned the Company as a leading provider of mental health services in the U.S. The behavioral healthcare industry in the U.S. is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities and entering into partnerships with healthcare providers to acquire and develop additional facilities. We have a number of potential joint ventures and acquisitions in various stages of development and consideration in the U.S.

During the year ended December 31, 2022, we added 270 beds through the opening of one wholly-owned facility and two joint venture facilities, and we opened seven CTCs. For the year ending December 31, 2023, we expect to open two wholly-owned facilities, two joint venture facilities and at least six CTCs.

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

Accelerate expansion across the care continuum, particularly for patients with opioid use and other substance use disorders. Our growth strategy includes a patient-centric approach covering the full continuum of care, with deep expertise in treating high needs patients. We focus on the most complex patients and are also working to reach underserved patient populations by expanding our breadth of services and increasing access points within new and existing metropolitan statistical areas.

COVID-19 Impact

During March 2020, the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”) began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. and U.K. economies and financial markets. At many of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of our patients and employees. Over the last three years, all of our facilities have closely followed infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention (“CDC”) and local health officials.

U.S. Operations

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; CTCs; and residential treatment centers. Outpatient programs associated with our facilities are included within each respective service line. The table below presents the percentage of our total U.S. revenue attributed to each category for the year ended December 31, 2022:

Facility/Service	Revenue for the Year Ended December 31, 2022
Acute inpatient psychiatric facilities	51%
Specialty treatment facilities	22%
Comprehensive treatment centers	16%
Residential treatment centers	11%

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. For the year ended December 31, 2022, we received 51% of our revenue from Medicaid, 30% from commercial payors, 15% from Medicare and 4% from other payors.

At December 31, 2022, our facilities included 250 behavioral healthcare facilities with approximately 11,000 beds in 39 states and Puerto Rico. Of our facilities, excluding CTCs, approximately 53% are acute inpatient psychiatric facilities, approximately 37% are specialty treatment facilities and approximately 10% are residential treatment centers at December 31, 2022. Of the 250 behavioral healthcare facilities, 151 are CTCs. Of the CTCs, 16 are owned properties and 135 are leased properties. Of the facilities that are not CTCs, 91% of our beds are at owned properties and 9% are at leased properties. For the years ended December 31, 2022 and 2021, our continuing operations generated revenue of $2,610.4 million and $2,314.4 million, respectively.

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

Specialty Treatment Facilities

Our specialty treatment facilities include residential recovery facilities and eating disorder facilities. We provide a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Our detoxification, inpatient, partial hospitalization and outpatient treatment programs are cost-effective and give patients access to the least restrictive level of care. All programs offer individualized treatment in a supportive and nurturing environment.

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

Our behavioral therapies are delivered in an array of treatment models that may include individual and group therapy, intensive outpatient, outpatient, partial hospitalization/day treatment, road to recovery and other programs that can be either abstinent or medication-assisted based.

Comprehensive Treatment Centers

Our CTCs specialize in providing medication-assisted treatment in an outpatient setting. Medication-assisted treatment combines behavioral therapy and medication to treat substance use disorders. CTCs utilize medication-assisted treatment to individuals addicted to opiates such as opioid analgesics (prescription pain medications). Medication is used to normalize brain chemistry to block the euphoric effects of alcohol and opioids allowing our professional staff to provide behavioral therapy. Patients begin their treatment attending the clinic almost daily. Then, through successfully progressing in treatment, patients attend less frequently depending on individual treatment plans. The length of treatment differs from patient to patient, but typically lasts longer than one year.

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

Sources of Revenue

As of December 31, 2022, we received payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS; and (iv) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue and Accounts Receivable”

for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

Audits

Our healthcare facilities are also subject to federal, state and commercial payor audits to validate the accuracy of claims submitted to government healthcare programs and commercial payors. If these audits identify overpayments, we could be required to make substantial repayments, subject to various appeal rights. Our facilities are routinely subjected to claims audits in the ordinary course of business. While no such audit has identified any material overpayment liability, should a potential material overpayment liability arise from a future audit, such overpayment liability may ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations, as well as commercial payor contracts, also provide for withholding or suspending payments in certain circumstances, which could adversely affect our cash flow.

The Anti-Kickback Statute, the Stark Law and the Eliminating Kickbacks in Recovery Act

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

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment; required refunds to the Medicare program; imposition of statutory civil monetary penalties of up to $15,000 for each prohibited claim and up to $100,000 for circumvention schemes; exclusion from government healthcare programs; and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. As part of CMS’s “regulatory sprint to coordinated care”, CMS finalized revisions to the exceptions and created new exceptions for value-based care that became effective on January 19, 2021. As with the changes made to the Anti-Kickback Statute, the new Stark exceptions are intended to improve patient care and foster innovative care models by easing regulatory burdens to coordinated and value-based care.

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

If we are deemed to have failed to comply with the Anti-Kickback Statute, the Stark Law, the EKRA or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties and exclusion of one or more facilities from participation in the government healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

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

Violations of the False Claims Act are punishable by significant penalties totaling $13,508 to $27,018 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

In addition to the False Claims Act, the federal government may use several criminal laws, such as the federal mail fraud, wire fraud or healthcare fraud statutes, to prosecute the submission of false or fraudulent claims for payment to the federal government. Most states have also adopted generally applicable insurance fraud statutes and regulations that prohibit healthcare providers from submitting inaccurate, incorrect or misleading claims to private insurance companies. Management believes our healthcare facilities have implemented appropriate safeguards and procedures to complete claim forms and requests for payment in an accurate manner and to operate in compliance with applicable laws. However, the possibility of billing or other errors can never be completely eliminated, and we cannot guarantee that the government or a qui tam plaintiff, upon audit or review, would not take the position that billing, the quality of patient care or other deficiencies or errors, should they occur, are violations of the False Claims Act.

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

•	the expansion of CMS’ Accelerated and Advance Payment Program;
•	the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022 and was eliminated effective July 1, 2022; and
•	waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. In 2020, we received approximately $34.9 million of the funds distributed from the PHSSE Fund. During the fourth quarter of 2020, we recorded approximately $32.8 million of income from provider relief fund related to PHSSE Fund funds received in 2020.

    In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to PHSSE Fund funds received. During the year ended December 31, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. The remaining ARP funds of $9.0 million are included in other accrued liabilities on the consolidated balance sheet as of December 31, 2022. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received, including potential repayment of the remaining balance.

Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund funds and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and we were required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services (“HHS”). The reporting of the funds is subject to future audit for compliance with the terms and conditions. We recognized Provider Relief Fund funds to the extent we had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions. The grant income associated with the COVID-19 expenses and lost revenues incurred during the years ended December 31, 2022, 2021 and 2020 is reflected as income from provider relief fund in our consolidated statement of operations.

During 2020, we applied for and received approximately $45.2 million of payments from the CMS Accelerated and Advance Payment Program. Of the $45.2 million of advance payments received in 2020, we repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $20.1 million during the year ended December 31, 2022 to eliminate the liability.

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

In addition to the financial and other relief that has been provided by the federal government through the CARES Act and other legislation passed by Congress, CMS and many state governments have also issued waivers and temporary suspensions of healthcare facility licensure, certification, and reimbursement requirements in order to provide hospitals, physicians, and other healthcare providers with increased flexibility to meet the challenges presented by the COVID-19 pandemic. For example, CMS and many state governments have temporarily eased regulatory requirements and burdens for delivering and being reimbursed for healthcare services provided remotely through telemedicine. CMS has also temporarily waived many provisions of the Stark law, including many of the provisions affecting our relationships with physicians. Many states have also suspended the enforcement of certain regulatory requirements to ensure that healthcare providers have sufficient capacity to treat COVID-19 patients. These regulatory changes are temporary, with most slated to expire at the end of the COVID-19 public health emergency, expected in May 2023.

We are continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

Corporate Integrity Agreement

During the second quarter of 2019, we entered into a corporate integrity agreement (the “CIA”) with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health. For further discussion of the background of this matter and the CIA, see “Item 1A. Risk Factors— We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the CIA”.

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. As is typical in the healthcare industry, we are subject to claims that our services have resulted in injury to our patients or clients or other adverse effects. In addition, resident, visitor and employee injuries also subject us to the risk of litigation. While management believes that quality care is provided to patients and clients in our facilities and that we substantially comply with all applicable regulatory requirements, an adverse settlement determination in a legal proceeding or government investigation could have a material adverse effect on our business, financial condition or results of operations.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim through August 31, 2022 and $5.0 million and $10.0 million for certain other claims thereafter. We have obtained reinsurance coverage from a third party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million for certain other claims in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

From time to time, our operations have resulted in, or may result in, non-compliance with, or liability pursuant to, environmental or health and safety laws or regulations. Management believes that our operations are generally in compliance with environmental and health and safety regulatory requirements, including legal requirements relating to climate change, or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations at our facilities have not been material. However, we cannot assure you that future costs and expenses required for us to comply with any new or changes in existing environmental and health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business, financial condition or results of operations. In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which our facilities are located. For more information regarding climate change and its possible adverse impact on us, see “Item 1A. Risk Factors — Operational Risks — Our business and operations are subject to risks related to natural disasters and climate change”.

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

Human Capital

At December 31, 2022, we had approximately 23,000 employees, of which 17,000 were employed full-time. At December 31, 2022, labor unions represented approximately 350 of our employees at two of our facilities through four collective bargaining agreements. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Diversity and Inclusion

We are committed to maintaining a welcoming and inclusive environment that treats everyone with dignity and respect. Approximately 74% of our employees are women and approximately 48% are people of color. We have policies that strictly prohibit any discrimination on the basis of race, color, national origin, age, religion, disability, gender, marital status, veteran status or any other basis prohibited by federal, state or local law.

We have also established a Diversity and Inclusion Council, a multidisciplinary group, to oversee and advance diversity and inclusion initiatives.

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

Like most healthcare providers, our facilities have experienced rising labor costs and turnover, and we have resorted to using more expensive contract labor at certain of our facilities. In some markets, the availability and retention of qualified medical personnel have become significant operating issues to healthcare providers, including at certain of our facilities. Shortages of nurses, qualified addiction counselors and other medical and care support personnel could result in a number of adverse impacts to our business, including capacity and growth constraints, reduced patient satisfaction, reduced employee satisfaction, impact on services offered, and increased costs, among others. For more information regarding risks of rising labor costs and its possible adverse impact on us, see “Item 1A. Risk Factors — Human Capital Risks — Our facilities face competition for staffing, labor shortages and higher turnover rates that may increase our labor costs and reduce our profitability”.

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

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the Investors webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including financial risks, operational risks, human capital risks, legal proceedings and regulatory risks and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” below and include, but are not limited to, the following:

Financial Risks

•	Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.
•	Our debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.
•	Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.
•	We are subject to a number of restrictive covenants, which may restrict our business and financing activities.
•	Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our debt.
•	If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.
•	We are subject to volatility in the global capital and credit markets as well as significant developments in macroeconomic and political conditions that are out of our control.
•	Increases in inflation and rising interest rates may adversely impact our business, financial condition and results of operations.
•	The industry trend on value-based purchasing may negatively impact our revenue.
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

•

Although we have facilities in 39 states and Puerto Rico, we have substantial operations in Pennsylvania, California, Arizona and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those locations.

•	Our business and operations are subject to risks related to natural disasters and climate change.

•	If we fail to cultivate new or maintain established relationships with referral sources, our business, financial condition or results of operations could be adversely affected.
•	We operate in a highly competitive industry, and competition may lead to declines in patient volumes.

Human Capital Risks

•	Our facilities face competition for staffing, labor shortages and higher turnover rates that may increase our labor costs and reduce our profitability.
•	Our performance depends on our ability to recruit and retain quality psychiatrists and other physicians.

Legal Proceedings and Regulatory Risks

•	We are and in the future could become the subject of additional governmental investigations, regulatory actions and whistleblower lawsuits.
•	We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the CIA.
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

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2022, we derived approximately 66% of our continuing operations revenue from the Medicare and Medicaid programs.

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

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payors, including managed care providers, significantly affects the financial condition and operating results of our facilities. Further, we may not be able to negotiate or sustain rate increases we have experienced in recent years, and may not be able to achieve consistent rate increases from year to year. Management expects third-party payors to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our business, financial condition and results of operations.

Our healthcare facilities are also subject to federal, state and commercial payor audits to validate the accuracy of claims submitted to government healthcare programs and commercial payors. If these audits identify overpayments, we could be required to make substantial repayments, subject to various appeal rights. Our facilities are routinely subjected to claims audits in the ordinary course of business. While no such audit has identified any material overpayment liability, should a potential material overpayment liability arise from a future audit, such overpayment liability may ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations, as well as commercial payor contracts, also provide for withholding or suspending payments in certain circumstances, which could adversely affect our cash flow.

Our debt could adversely affect our financial health and prevent us from fulfilling our obligations under our financing arrangements.

At December 31, 2022, we had approximately $1.4 billion of total debt (net of debt issuance costs, discounts and premiums of $12.6 million), which included approximately $473.4 million of debt under the New Credit Facility, $450.0 million of debt under the 5.500% Senior Notes and $475.0 million of debt under the 5.000% Senior Notes. See “Item 1. Business—Financing Transactions” for additional details regarding our outstanding indebtedness.

Our debt could have important consequences to our business. For example, it could:

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

Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our debt.

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

We may be required to record additional charges to future earnings if our goodwill, intangible assets and property and equipment become impaired.

We are required under U.S. generally accepted accounting principles (“GAAP”) to review annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable, our goodwill and indefinite-lived intangible assets for impairment. Although there were no impairment charges recorded for the 2022 annual impairment review, we may be required to record charges to earnings during any period in which an impairment of our goodwill, intangible assets and property and equipment is determined which could adversely affect our results of operations. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Property and Equipment and other Long-Lived Assets” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

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

Our business can be affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments. In particular, we have historically financed acquisitions, the development of de novo and joint venture facilities and the modification of our existing facilities through a variety of sources, including our own cash reserves and debt financing. While we intend to seek to finance acquisitions and new and existing developments from similar sources in the future, there may be insufficient cash reserves to fund the budgeted capital expenditure and market conditions and other factors may prevent us from obtaining debt financing on appropriate terms or at all. In addition, market conditions may limit the number of financial institutions that are willing to provide financing to landlords with whom we wish to contract to build new healthcare facilities which can then be made available to us under a long-term operating lease. If conditions in the global economy remain uncertain or weaken further, this could materially adversely impact our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

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

A sizable portion of our revenue from certain residential recovery, eating disorder facilities, CTCs and youth programs is from self-payors. Accordingly, a sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for services.

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

Increases in inflation and rising interest rates may adversely impact our business, financial condition and results of operations.

     Inflation in the U.S. has recently accelerated and is currently expected to continue at an elevated level in the near-term. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor and services and the margins we are able to realize on the operation of our facilities and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn will result in higher costs of debt borrowing and could limit our growth strategy.

The industry trend on value-based purchasing may negatively impact our revenue.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services, rather than per diem charges. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

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

The global pandemic of COVID-19 is affecting our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. economy and financial markets. During 2020, 2021 and 2022 COVID-19 resulted in fewer referrals to our facilities and lower voluntary admissions as individuals were less inclined to leave their homes and seek treatment. When employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus will spread to others at the facility and impact the operations of such facility. COVID-19 is continuing to evolve and its full impact remains unknown and difficult to predict; however, it has adversely affected our business operations in 2020, 2021 and 2022 and could negatively impact our financial performance for 2023 or longer.

We could experience supply chain disruptions and significant price increases in equipment, pharmaceuticals and medical supplies, which could cause delays in our ability to develop a de novo or joint venture facility or modify an existing facility. Pandemic-related staffing difficulties and equipment, pharmaceutical and medical supplies shortages may impact our ability to treat patients at our facilities. Such shortages could lead to us paying higher prices for supplies, equipment and labor and an increase in overtime hours paid to our employees.

The steps we have taken to mitigate the financial impact of COVID-19, see “Item 1. Business — COVID-19 Impact,” may not be successful, and we could experience material decreases in Adjusted EBITDA in 2023 or longer. In addition, we may need to take further steps to mitigate the financial impact of COVID-19, which actions could adversely affect our financial condition and results of operations.

Broad economic factors resulting from COVID-19, including reduced consumer spending, could also negatively affect our payor mix, increase the relative proportion of lower margin services we provide and reduce patient volumes, as well as diminish our ability to collect outstanding receivables. Business closings and layoffs in the areas in which we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be adversely affected.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2022, our estimated implicit price concessions represented approximately 15% of our accounts receivable balance as of such date.

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

A principal element of our business strategy is to grow by acquiring other companies and assets in the behavioral healthcare industry. Growth through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

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

Integrating a newly acquired facility could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel from day-to-day operations.

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

Antitrust and other legal challenges

We may face antitrust and other legal challenges when acquiring facilities or other businesses, which could negatively impact our ability to close acquisition transactions. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission, the Department of Justice and many state agencies, including with respect to hospital acquisitions. Additionally, many states require CONs in order to acquire a hospital or other healthcare facility. The acquisition of hospitals and other healthcare facilities also often requires licensure approvals or reviews and complex change of ownership processes for Medicare and other payers. The increasingly challenging antitrust enforcement environment and other regulatory review or approval processes could significantly delay or even prevent our ability to acquire facilities and other businesses and increase our acquisition costs, which could adversely affect our overall growth strategy.

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

Our ability to grow our business through organic expansion either by developing de novo or joint venture facilities or by modifying existing facilities is dependent upon many factors.

Our ability to grow our business through organic expansion is dependent on capacity and occupancy at our facilities. Should our facilities reach maximum occupancy, we may need to implement other growth strategies either by developing de novo or joint venture facilities or by modifying existing facilities.

Our facilities typically need to be purpose-designed in order to enable the type and quality of service that we provide. Consequently, we must either develop sites to create facilities or purchase or lease existing facilities, which may require substantial modification. We must be able to identify suitable sites and there is no guarantee that such sites will be available at all, or at an economically viable cost or in areas of sufficient demand for our services. The subsequent successful development and construction of a de novo or joint venture facility is contingent upon, among other things, negotiation of construction contracts, regulatory permits and planning consents and satisfactory completion of construction. Similarly, our ability to expand existing facilities is also dependent upon various factors, including identification of appropriate expansion projects, permitting, licensure, financing, integration into our relationships with payors and referral sources, and margin pressure as de novo and joint venture facilities are filled with patients.

Delays caused by difficulties in respect of any of the above factors may lead to cost overruns and longer periods before a return is generated on an investment, if at all. We may incur significant capital expenditure but due to a regulatory, planning or other reason, may find that we are prevented from opening a de novo or joint venture facility or modifying an existing facility. Moreover, even when incurring such development capital expenditure, there is no guarantee that we can fill beds when they become available. Upon operational commencement of a de novo or joint venture facility, we typically expect that it will take 10 to 12 months, on average, to reach break-even results. Any delays or stoppages in our projects, the unsatisfactory completion or construction of such projects or the failure of such projects to increase our occupancy levels could have a material adverse effect on our ADC, which would have a corresponding negative impact on our business, results of operations and financial condition.

The cost of construction materials and labor has significantly increased, and we continue to grow our business through expansion of existing facilities and development of de novo and joint venture facilities.

      Although we evaluate the financial feasibility of construction projects by determining whether the projected cash flow return on investment exceeds our cost of capital and have implemented efforts to realize efficiencies in our design and construction processes, such returns may not be achieved if the cost of construction continues to rise significantly or the expected patient volumes are not attained.

Our business could be disrupted if our information systems fail or if our databases are destroyed or damaged.

Our information technology (“IT”) platforms support, among other things, management control of patient administration, billing and financial information and reporting processes. For example, patients in some of our facilities have an electronic patient record that allows our caregivers and nurses to see information about a patient’s care and treatment. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. Any failure in or breach of our IT systems could adversely impact our business, results of operations and financial condition.

If we do not continually enhance our facilities with the most recent technological advances, our ability to maintain and expand our markets will be adversely affected.

As healthcare technology continues to advance, we expect information technology to play a greater role in our marketing and admissions processes and the operation of our facilities. To compete effectively, we must continually assess our automation needs and upgrade when significant technological advances occur. If our facilities do not stay current with technological advances in the healthcare industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources, which could adversely affect our results of operations and harm our business.

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

Although we have facilities in 39 states and Puerto Rico, we have substantial operations in Pennsylvania, California, Arizona and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

Revenue from Pennsylvania, California, Arizona and Tennessee represented approximately 13%, 8%, 6% and 6% of our total revenue for the year ended December 31, 2022, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

Our business and operations are subject to risks related to natural disasters and climate change.

Some of our facilities are located in areas prone to hurricanes or wildfires. Natural disasters have historically had a disruptive effect on the operations of facilities and the patient populations in such areas. Our business activities could be significantly disrupted by wildfires, hurricanes or other natural disasters, and our property insurance may not be adequate to cover losses from such wildfires, storms or other natural disasters. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our personnel, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our facilities are located. If any of the circumstances described above occur, our business, financial condition or results of operations could be adversely affected.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic, epidemic, outbreak of an infectious disease, such as COVID-19, or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially facilities with patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating such patients, other patients might fail to seek care at our facilities, and our reputation may be negatively affected. Further, a pandemic, epidemic or outbreak might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of pharmaceuticals and other medical supplies or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business, financial condition or results of operations.

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

Human Capital Risks

Our facilities face competition for staffing, labor shortages and higher turnover rates that may increase our labor costs and reduce our profitability.

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

A shortage of nurses, qualified addiction counselors and other medical and care support personnel, combined with low unemployment rates for such personnel and intense competition from other healthcare facilities, has been a significant operating issue facing us and other healthcare providers. We may be required to enhance wages and benefits to hire nurses, qualified addiction counselors and other medical and care support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. We have resorted to using more expensive contract labor at certain of our facilities, and the use of temporary or agency staff could heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime and use of contract labor to meet demand and increased wage rates to attract and retain employees. Our failure either to recruit and retain qualified management, psychiatrists, therapists, counselors, nurses and other medical support personnel or control our labor costs could have a material adverse effect on our results of operations.

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2022, labor unions represented approximately 350 of our employees at two of our facilities through four collective bargaining agreements. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

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

During the second quarter of 2019, we reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our CTCs in West Virginia had historically billed lab claims to the West Virginia

Medicaid Program. During the three months ended June 30, 2019, we entered into the CIA with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health, in connection with such settlement. Material, uncorrected violations of the CIA could lead to our suspension or exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities.

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

Effective January 1, 2022, the No Surprises Act, enacted as part of the Consolidated Appropriations Act (the “CAA”), creates price transparency requirements, including (i) requiring providers to send to patients or their health plan a good faith estimate of the expected charges and diagnostic codes prior to furnishing scheduled items or services and (ii) prohibiting providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. Price transparency initiatives like the No Surprises Act may impact our ability to obtain or maintain favorable contract terms, and may impact our competitive position and our relationships with patients and insurers.

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

Many of our facilities are also accredited by third-party accreditation agencies such as The Joint Commission or CARF. If any of our existing healthcare facilities lose their accreditation or any of our de novo or joint venture facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

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

Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last three years has owned 15% of voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Although we have elected not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Waud Capital Partners, L.L.C. (“WCP”), its affiliates and any investment fund managed by WCP will be deemed to have been approved by our board of directors, and thereby not subject to the restrictions set forth in our amended and restated certificate of incorporation that have the same effect as Section 203 of the DGCL. Accordingly, the provision in our amended and restated certificate of incorporation that adopts a modified version of Section 203 of the DGCL may discourage, delay or prevent a change in control of us.

As a result of these provisions in our charter documents and Delaware law, the price investors may be willing to pay in the future for shares of our common stock may be limited.

Fluctuations in our operating results, quarter to quarter earnings and other factors, including factors outside our control, may result in significant decreases in the price of our common stock.

The stock markets experience volatility, in some cases unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our facilities as profitably as we have in the past or as our investors expect us to in the future, the market price of our common stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, outcomes of political elections, demographic changes, operating results of other healthcare companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, climate change, the impact of a pandemic, epidemic, or outbreak of an infectious disease, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets or other developments affecting the healthcare industry.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2022:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	4	481
Arkansas	6	785
California	25	496
Delaware	3	130
Florida	12	481
Georgia	9	390
Illinois	2	252
Indiana	10	337
Iowa	2	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	467
Maine	5	—
Maryland	3	—
Massachusetts	14	263
Michigan	4	346
Mississippi	3	496
Missouri	6	580
Nevada	3	134
New Hampshire	2	—
New Jersey	1	—
New Mexico	1	46
North Carolina	10	503
Ohio	6	290
Oklahoma	4	108
Oregon	7	—
Pennsylvania	29	1,729
Rhode Island	2	—
South Carolina	1	63
South Dakota	1	126
Tennessee	14	985
Texas	5	567
Utah	6	147
Vermont	1	—
Virginia	9	442
Washington	9	137
West Virginia	7	—
Wisconsin	14	35
Puerto Rico	1	172
	250	10,988

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

Stockholders

As of February 28, 2023, there were approximately 541 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	2,502	$82.34	—	—
November 1 – November 30	1,151	$79.40	—	—
December 1 – December 31	—	—	—	—
Total	3,653

Dividends

We have never declared or paid dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our indebtedness (including our New Credit Facility and the indenture governing our Senior Notes), and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

•	the impact of competition for staffing, labor shortages and higher turnover rates on our labor costs and profitability;
•	the impact of increases in inflation and rising interest rates;
•	compliance with laws and government regulations;
•	our indebtedness, our ability to meet our debt obligations, and our ability to incur substantially more debt;
•	the impact of payments received from the government and third-party payors on our revenue and results of operations;
•	the impact of volatility in the global capital and credit markets, as well as significant developments in macroeconomic and political conditions that are out of our control;
•	the impact of general economic and employment conditions, including increased construction and other costs due to inflation, on our business and future results of operations;
•	difficulties in successfully integrating the operations of acquired facilities or realizing the potential benefits and synergies of our acquisitions and joint ventures;
•	our ability to recruit and retain quality psychiatrists and other physicians, nurses, counselors and other medical support personnel;
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

•	the impact of governmental investigations, regulatory actions and whistleblower lawsuits;
•	any failure to comply with the terms of the Company’s corporate integrity agreement with the OIG;
•	the impact of healthcare reform in the U.S.;
•	our acquisition, joint venture and wholly-owned de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•	the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;
•	our ability to implement our business strategies;
•	the impact of disruptions on our inpatient and outpatient volumes caused by pandemics, epidemics or outbreaks of infectious diseases, such as the COVID-19 pandemic;

•	our dependence on key management personnel, key executives and local facility management personnel;
•	our restrictive covenants, which may restrict our business and financing activities;
•	the impact of adverse weather conditions and climate change, including the effects of hurricanes, wildfires and other natural disasters, and any resulting outmigration;
•	the risk of a cyber-security incident and any resulting adverse impact on our operations or violation of laws and regulations regarding information privacy;
•	our future cash flow and earnings;
•	the impact of our highly competitive industry on patient volumes;
•	our ability to cultivate and maintain relationships with referral sources;
•	the impact of the trend for insurance companies and managed care organizations to enter into sole source contracts on our ability to obtain patients;
•	the impact of value-based purchasing programs on our revenue;
•	our potential inability to extend leases at expiration;
•	the impact of controls designed to reduce inpatient services on our revenue;
•	the impact of different interpretations of accounting principles on our results of operations or financial condition;
•	the impact of environmental, health and safety laws and regulations, especially in locations where we have concentrated operations;
•	the impact of laws and regulations relating to privacy and security of patient health information and standards for electronic transactions;
•	the impact of a change in the mix of our earnings, adverse changes in our effective tax rate and adverse developments in tax laws generally;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At December 31, 2022, we operated 250 behavioral healthcare facilities with approximately 11,000 beds in 39 states and Puerto Rico. During the year ended December 31, 2022, we added 560 beds, consisting of 290 added to existing facilities and 270 added through the opening of one wholly-owned facility and two joint venture facilities, and we opened seven CTCs. For the year ending December 31, 2023, we expect to add approximately 300 beds through additions to existing facilities, and we expect to open two wholly-owned facilities, two joint venture facilities and at least six CTCs.

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

Acquisitions

On November 7, 2022, we acquired four CTCs located in Georgia from Brand New Start.

On December 31, 2021, we acquired the equity of CenterPointe for cash consideration of approximately $140 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Revolving Facility. At the time of the acquisition, CenterPointe operated four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Revenue	2,610,399	100.0%	2,314,394	100.0%	2,089,929	100.0%
Salaries, wages and benefits	1,393,434	53.4%	1,243,804	53.7%	1,154,522	55.2%
Professional fees	158,013	6.1%	136,739	5.9%	120,489	5.8%
Supplies	100,200	3.8%	90,702	3.9%	87,241	4.2%
Rents and leases	45,462	1.7%	38,519	1.7%	37,362	1.8%
Other operating expenses	349,277	13.4%	301,339	13.0%	262,272	12.5%
Income from provider relief fund	(21,451)	(0.8)%	(17,900)	(0.8)%	(32,819)	(1.6)%
Depreciation and amortization	117,769	4.5%	106,717	4.6%	95,256	4.6%
Interest expense, net	69,760	2.7%	76,993	3.3%	158,105	7.6%
Debt extinguishment costs	—	0.0%	24,650	1.1%	7,233	0.3%
Loss on impairment	—	0.0%	24,293	1.0%	4,751	0.2%
Transaction-related expenses	23,792	0.9%	12,778	0.6%	11,720	0.6%
	2,236,256	85.7%	2,038,634	88.0%	1,906,132	91.2%
Income from continuing operations before income taxes	374,143	14.3%	275,760	12.0%	183,797	8.8%
Provision for income taxes	94,110	3.6%	67,557	2.9%	40,606	1.9%
Income from continuing operations	280,033	10.7%	208,203	8.9%	143,191	6.8%
Loss from discontinued operations, net of taxes	—	0.0%	(12,641)	(0.5)%	(812,390)	(38.9)%
Net income (loss)	280,033	10.7%	195,562	8.4%	(669,199)	(32.0)%
Net income attributable to noncontrolling interests	(6,894)	(0.3)%	(4,927)	(0.2)%	(2,933)	(0.1)%
Net income (loss) attributable to Acadia Healthcare Company, Inc.	273,139	10.4%	190,635	8.2%	(672,132)	(32.2)%

We are encouraged by the favorable trends in our business and believe we are well positioned to capitalize on the expected growth in demand for behavioral health services. As with many other healthcare providers and other industries across the country, we are currently dealing with a tight labor market. While we experienced higher wage inflation in 2022 compared to previous years, we believe the diversity of our markets and service lines and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across our 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for our continuing operations for the years ended December 31, 2022 and 2021 compared to the previous years:

	Year Ended December 31,
	2022	2021
U.S. Same Facility Results (a)
Revenue growth	9.2%	10.9%
Patient days growth	2.5%	4.3%
Admissions growth	(1.0)%	3.5%
Average length of stay change (b)	3.6%	0.8%
Revenue per patient day growth	6.5%	6.3%
Adjusted EBITDA margin change (c)	70 bps	150 bps
Adjusted EBITDA margin excluding income from provider relief fund (d)	60 bps	220 bps

(a)	Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)	Average length of stay is defined as patient days divided by admissions.
(c)

Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the healthcare industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(d)	For the years ended December 31, 2022, 2021 and 2020, excludes income from provider relief fund of $21.5 million, $17.9 million and $32.8 million, respectively.

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Revenue. Revenue increased $296.0 million, or 12.8%, to $2,610.4 million for the year ended December 31, 2022 from $2,314.4 million for the year ended December 31, 2021. Same facility revenue increased by $210.9 million, or 9.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, resulting from same facility growth in patient days of 2.5%, an increase in same facility revenue per day of 6.5% and an increase in the average length of stay of 3.6%. Consistent with the same facility patient day growth in 2021, the growth in same facility patient days for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,393.4 million for the year ended December 31, 2022 compared to $1,243.8 million for the year ended December 31, 2021, an increase of $149.6 million. SWB expense included $29.6 million and $37.5 million of equity-based compensation expense for the years ended December 31, 2022 and 2021, respectively. Excluding equity-based compensation expense, SWB expense was $1,363.8 million, or 52.2% of revenue, for the year ended December 31, 2022, compared to $1,206.3 million, or 52.1% of revenue, for the year ended December 31, 2021. Same facility SWB expense was $1,208.4 million for the year ended December 31, 2022, or 48.3% of revenue, compared to $1,112.4 million for the year ended December 31, 2021, or 48.5% of revenue.

Professional fees. Professional fees were $158.0 million for the year ended December 31, 2022, or 6.1% of revenue, compared to $136.7 million for the year ended December 31, 2021, or 5.9% of revenue. Same facility professional fees were $132.6 million for the year ended December 31, 2022, or 5.3% of revenue, compared to $124.1 million, for the year ended December 31, 2021, or 5.4% of revenue.

Supplies. Supplies expense was $100.2 million for the year ended December 31, 2022, or 3.8% of revenue, compared to $90.7 million for the year ended December 31, 2021, or 3.9% of revenue. Same facility supplies expense was $94.7 million for the year ended December 31, 2022, or 3.8% of revenue, compared to $89.8 million for the year ended December 31, 2021, or 3.9% of revenue.

Rents and leases. Rents and leases were $45.5 million for the year ended December 31, 2022, or 1.7% of revenue, compared to $38.5 million for the year ended December 31, 2021, or 1.7% of revenue. Same facility rents and leases were $37.0 million for the year ended December 31, 2022, or 1.5% of revenue, compared to $35.0 million for the year ended December 31, 2021, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $349.3 million for the year ended December 31, 2022, or 13.4% of revenue, compared to $301.3 million for the year ended December 31, 2021, or 13.0% of revenue. Same facility other operating expenses were $314.9 million for the year ended December 31, 2022, or 12.6% of revenue, compared to $290.0 million for the year ended December 31, 2021, or 12.6% of revenue.

Income from provider relief fund. For the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received in 2021 and 2022. For the year ended December 31, 2021, we recorded $17.9 million of income from provider relief fund related to PHSSE Fund funds received in 2021 and 2020.

Depreciation and amortization. Depreciation and amortization expense was $117.8 million for the year ended December 31, 2022, or 4.5% of revenue, compared to $106.7 million for the year ended December 31, 2021, or 4.6% of revenue.

Interest expense. Interest expense was $69.8 million for the year ended December 31, 2022 compared to $77.0 million for the year ended December 31, 2021. The decrease in interest expense was primarily the result of a significant reduction to outstanding debt in connection with the U.K. Sale.

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

Transaction-related expenses. Transaction-related expenses were $23.8 million for the year ended December 31, 2022 compared to $12.8 million for the year ended December 31, 2021. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Management transition costs	$11,575	$—
Termination and restructuring costs	6,476	5,343
Legal, accounting and other acquisition-related costs	5,741	7,435
	$23,792	$12,778

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2021 was $12.6 million.

Provision for income taxes. For the year ended December 31, 2022, the provision for income taxes was $94.1 million, reflecting an effective tax rate of 25.2%, compared to $67.6 million, reflecting an effective tax rate of 24.5%, for the year ended December 31, 2021.

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

Salaries, wages and benefits. SWB expense was $1,243.8 million for the year ended December 31, 2021 compared to $1,154.5 million for the year ended December 31, 2020, an increase of $89.3 million. SWB expense included $37.5 million and $22.5 million of equity-based compensation expense for the years ended December 31, 2021 and 2020, respectively. Excluding equity-based compensation expense, SWB expense was $1,206.3 million, or 52.1% of revenue, for the year ended December 31, 2021, compared to $1,132.0 million, or 54.2% of revenue, for the year ended December 31, 2020. Same facility SWB expense was $1,115.0 million for the year ended December 31, 2021, or 48.5% of revenue, compared to $1,049.0 million for the year ended December 31, 2020, or 50.6% of revenue.

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

Income from provider relief fund. For the year ended December 31, 2021, we recorded $17.9 million of income from provider relief fund related to PHSSE Fund funds received in 2021 and 2020. For the year ended December 31, 2020, we recorded $32.8 million of income from provider relief fund related to $34.9 million of PHSSE Fund funds received from April through December 2020. Our recognition of this income in the fourth quarter of 2020 was based on revised guidance in the CAA enacted in December 2020.

Depreciation and amortization. Depreciation and amortization expense was $106.7 million for the year ended December 31, 2021, or 4.6% of revenue, compared to $95.3 million for the year ended December 31, 2020, or 4.6% of revenue.

Interest expense. Interest expense was $77.0 million for the year ended December 31, 2021 compared to $158.1 million for the year ended December 31, 2020. The decrease in interest expense was primarily the result of a significant reduction to outstanding debt in connection with the U.K. Sale.

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

Transaction-related expenses. Transaction-related expenses were $12.8 million for the year ended December 31, 2021 compared to $11.7 million for the year ended December 31, 2020. Transaction-related expenses represent legal, accounting, termination, restructuring, strategic review and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Legal, accounting and other acquisition-related costs	$7,435	$8,252
Termination and restructuring costs	5,343	3,468
	$12,778	$11,720

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2021 was $12.6 million compared to loss from discontinued operations of $812.4 million for the year ended December 31, 2020. The year ended December 31, 2020 included a loss on sale of $867.3 million related to the U.K. operations and a non-cash long-lived asset impairment charge of $20.2 million related to the decision to close certain U.K. elderly care facilities.

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

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2022 was $380.6 million compared to $374.2 million for the year ended December 31, 2021. Operating cash flows for the year ended December 31, 2022 included net government relief funds paid of approximately $39.1 million, which consisted of $19.4 million of payroll tax deferral payments and repayment of $20.1 million of Medicare advance payments offset by net receipts of $0.4 million of provider relief fund payments. Operating cash flows were impacted by an increase in earnings, a reduction in cash paid for interest and an increase in tax payments during the year ended December 31, 2022. Operating cash flows for the year ended December 31, 2021 included government relief funds paid of approximately $38.1 million, which consisted of $19.4 million of payroll tax deferral payments and repayment of $25.1 million of Medicare advance payments, offset by net receipts of $6.4 million of provider relief fund payments. Days sales outstanding at December 31, 2022 was 44 compared to 42 at December 31, 2021.

Cash used in continuing investing activities for the year ended December 31, 2022 was $305.8 million compared to cash provided by continuing investing activities of $1,013.1 million for the year ended December 31, 2021. Cash used in continuing investing activities for the year ended December 31, 2022 primarily consisted of payments of $296.1 million of cash paid for capital expenditures, $9.5 million of cash paid for acquisitions and $7.2 million of cash paid for other, offset by proceeds from the sale of property and equipment of $7.1 million. Cash paid for capital expenditures for the year ended December 31, 2022 was $296.1 million, consisting of routine or maintenance capital expenditures of $60.5 million and expansion capital expenditures of $235.6 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 2% of revenue for the year ended December 31, 2022. Cash provided by continuing investing activities for the year ended December 31, 2021 primarily consisted of proceeds from the U.K. Sale of $1,511.0 million, proceeds from the sale of property and equipment of $3.5 million offset by $244.8 million of cash paid for capital expenditures, $139.0 million of cash paid for acquisitions, $84.8 million of settlement of foreign currency derivatives, $31.4 million of cash paid for purchase of finance lease and $1.4 million of cash paid for other. Cash paid for capital expenditures for the year ended December 31, 2021 was $244.8 million, consisting of routine or maintenance capital expenditures of $41.8 million and expansion capital expenditures of $203.0 million.

Cash used in continuing financing activities for the year ended December 31, 2022 was $110.9 million compared to $1,636.5 million for the year ended December 31, 2021. Cash used in continuing financing activities for the year ended December 31, 2022 primarily consisted of principal payments on revolving credit facility of $95.0 million, principal payments on long-term debt of $18.6 million, repurchase of shares for payroll tax witholdings, net of proceeds from stock option exercises of $6.2 million, acquisition of ownership interests from noncontrolling partners of $5.5 million and distributions to noncontrolling partners in joint ventures of $1.0 million, offset by contributions from noncontrolling partners in joint ventures of $15.4 million and other of $0.1 million. Cash used in continuing financing activities for the year ended December 31, 2021 primarily consisted of repayment of long-term debt of $2,227.9 million, principal payments on revolving credit facility of $330.0 million, principal payments on long-term debt of $8.0 million, payment of debt issuance costs of $8.0 million, other of $6.9 million and distributions to noncontrolling partners in joint ventures of $1.6 million, offset by borrowing on long-term debt of $425.0 million, borrowings on revolving credit facility of $500.0 million, repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises of $16.3 million and contributions from noncontrolling partners in joint ventures of $4.5 million.

We had total available cash and cash equivalents of $97.6 million, $133.8 million and $378.7 million at December 31, 2022, 2021 and 2020, respectively, of which approximately $3.7 million, $20.1 million and $17.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

New Credit Facility

We entered into a credit agreement establishing the New Credit Facility on March 17, 2021. The New Credit Facility provides for a $600.0 million Revolving Facility and a $425.0 million Term Loan Facility with each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, we (i) refinanced and terminated the Prior Credit Facility and (ii) financed the redemption of all of the outstanding 5.625% Senior Notes.

We had $521.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2022.

During the third quarter of 2021, we repaid $60.0 million of the initial $160.0 million balance outstanding on the Revolving Facility. During the fourth quarter of 2021, we had a draw of $70.0 million on the Revolving Facility related to the CenterPointe acquisition. During the year ended December 31, 2022, we repaid $95.0 million of the balance outstanding on the Revolving Facility.

The New Credit Facility requires quarterly principal repayments for the Term Loan Facility of $5.3 million for March 31, 2023 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At December 31, 2022, the Company was in compliance with such covenants.

Prior Credit Facility

We entered into a credit agreement establishing a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, we entered into an amended and restated credit agreement establishing the Prior Credit Facility, which amended and restated the Senior Secured Credit Facility. We amended the Prior Credit Facility from time to time as described in our prior filings with the SEC.

On April 21, 2020, we entered into the Thirteenth Amendment to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

On November 13, 2020, we entered into the Fourth Repricing Facilities Amendment to the Prior Credit Facility. The Fourth Repricing Facilities Amendment extended the maturity date of each of the prior revolving line of credit and the TLA Facility from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million with an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million with an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remained unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remained unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, we recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations at December 31, 2020.

On January 5, 2021, we made a voluntary payment of $105.0 million on the Tranche B-4 Facility. On January 19, 2021, we used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of the TLA Facility and $767.9 million of the Tranche B-4 Facility. As a part of the closing of the New Credit Facility on March 17, 2021, we refinanced and terminated the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, we recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations.

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

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$97,302	$216,197	$481,468	$973,000	$1,767,967
Operating lease liabilities (b)	32,818	54,714	31,631	62,653	181,816
Finance lease liabilities	990	2,096	2,269	21,821	27,176
Total obligations and commitments	$131,110	$273,007	$515,368	$1,057,474	$1,976,959

(a)	Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2022.
(b)	Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2022, we had standby letters of credit outstanding of $3.4 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2022 was composed of $914.3 million of fixed-rate debt and $450.2 million of variable-rate debt with interest based on LIBOR plus an applicable margin. Based on our borrowing level at December 31, 2022, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $4.5 million.

We expect our variable-rate debt to transition from LIBOR plus an appliable margin to the Secured Overnight Financing Rate (“SOFR”) during 2023. SOFR was chosen as the recommended risk-free reference rate by the Alternative Reference Rates Committee and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The Federal Reserve Bank of New York started to publish SOFR in April 2018.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. Our cost report payables were $13.7 million and $6.5 million as of December 31, 2022 and 2021, respectively, and were included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.1 million for the year ended December 31, 2022, compared to decreases to revenue of $5.4 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

The following table presents revenue by payor type and as a percentage of revenue for continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Commercial	$788,895	30.2%	$684,292	29.6%	$596,698	28.5%
Medicare	394,227	15.1%	364,598	15.8%	330,070	15.8%
Medicaid	1,319,600	50.6%	1,147,884	49.6%	1,037,852	49.7%
Self-Pay	76,050	2.9%	93,425	4.0%	98,302	4.7%
Other	31,627	1.2%	24,195	1.0%	27,007	1.3%
Revenue	$2,610,399	100.0%	$2,314,394	100.0%	$2,089,929	100.0%

The following tables present a summary of our aging of accounts receivable at December 31, 2022 and 2021:

December 31, 2022

	Current	30-90	90-150	>150	Total
Commercial	18.0%	5.3%	2.8%	8.4%	34.5%
Medicare	11.5%	1.7%	0.7%	1.4%	15.3%
Medicaid	31.7%	4.5%	2.6%	4.7%	43.5%
Self-Pay	1.2%	1.4%	1.2%	2.6%	6.4%
Other	0.2%	0.0%	0.0%	0.1%	0.3%
Total	62.6%	12.9%	7.3%	17.2%	100.0%

December 31, 2021

	Current	30-90	90-150	>150	Total
Commercial	20.1%	6.2%	2.6%	8.2%	37.1%
Medicare	11.3%	1.7%	0.5%	2.0%	15.5%
Medicaid	28.6%	3.5%	2.0%	5.6%	39.7%
Self-Pay	1.3%	1.4%	1.4%	3.0%	7.1%
Other	0.1%	0.1%	0.2%	0.2%	0.6%
Total	61.4%	12.9%	6.7%	19.0%	100.0%

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim through August 31, 2022 and $5.0 million and $10.0 million for certain other claims thereafter. We have obtained reinsurance coverage from a third party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million for certain other claims in the aggregate. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We recorded an unfavorable adjustment of $5.9 million to our estimated liability for self-insured professional and general liability claims during the year ended December 31, 2022, relating to the settlement or expected settlement of certain prior year claims relating primarily to the 2017 to 2018 period. The professional and general liability reserve was $103.6 million at December 31, 2022, of which $12.1 million was included in other accrued liabilities and $91.5 million was included in other long-term liabilities. The professional and general liability reserve was $87.8 million at December 31, 2021, of which $11.9 million was included in other accrued liabilities and $75.9 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $37.8 million at December 31, 2022, of which $10.2 million was included in other current assets and $27.6 million was included in other assets, and such receivable was $37.9 million at December 31, 2021, of which $10.8 million was included in other current assets and $27.1 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $24.2 million at December 31, 2022, of which $12.0 million was included in accrued salaries and benefits and $12.2 million was included in other long-term liabilities, and such liability was $23.6 million at December 31, 2021, of which $12.0 million was included in accrued salaries and benefits and $11.6 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $117.8 million, $106.7 million and $95.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We performed an impairment review of long-lived assets in the fourth quarter of 2022 and 2021 and recorded no impairment. The impairment review of long-lived assets in the fourth quarter of 2020 indicated the carrying amounts of certain of our long-lived assets may not be recoverable. This created a non-cash impairment of $4.2 million for the year ended December 31, 2020, which was recorded in loss on impairment on our consolidated statements of operations.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

As of our annual impairment tests on October 1, 2022 and October 1, 2021, we had one reporting unit, behavioral health services. The fair value of our behavioral health services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

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

We established accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We accrue for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. We believe that the positions taken on previously filed tax returns are reasonable and have not established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Audit and Risk Committee

The information with respect to our Audit and Risk Committee and our audit committee financial experts serving on the Audit and Risk Committee is set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit and Risk Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit and Risk Committee, Compensation Committee, Compliance Committee, and Nominating and Governance Committee, are available on our website at www.acadiahealthcare.com on the Investors webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (a)
Equity Compensation Plans Approved by Stockholders (b)	3,298,279	(c)	$46.27	3,133,811
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	3,298,279			3,133,811

(a)	Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units.
(b)	Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(c)	Includes 1,273,800 shares that may be issued upon vesting of outstanding restricted stock units that vest over three years, assuming that maximum performance goals are attained in all three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2023 is incorporated herein by reference.

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

10.2	Security and Pledge Agreement, dated as of March 17, 2021, among the Company, the other obligors party thereto and Bank of America, N.A., as Administrative Agent. (j)

†10.3	Employment Agreement, dated as of January 19, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (k)

†10.4	Amendment to Employment Agreement, dated December 22, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (l)

†10.5	Side Letter to Employment Agreement, dated January 31, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (l)

†10.6	Consultant Services Agreement, dated April 11, 2022 by and between Acadia Management Company, Inc. and Debra K. Osteen. (m)
†10.7	Employment Agreement, dated March 31, 2022, among the Company, Acadia Management Company, Inc. and Christopher H. Hunter. (m)
†10.8	Amended and Restated Employment Agreement, dated April 7, 2014, among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (n)

†10.9	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (n)

†10.10	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (o)

†10.11	Employment Agreement, dated August 6, 2019, by and between Acadia Management Company, Inc. and Laurence L. Harrod. (p)

†10.12	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 23, 2013. (q)

†10.13	First Amendment, effective May 19, 2016, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (r)

†10.14	Second Amendment, effective May 6, 2021, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (s)

†10.15	Form of Restricted Stock Unit Agreement. (t)

†10.16	Form of Incentive Stock Option Agreement. (u)

†10.17	Form of Non-Qualified Stock Option Agreement. (u)

†10.18	Form of Restricted Stock Agreement. (t)

†10.19	Form of Stock Appreciation Rights Agreement. (u)

†10.20	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (v)

†10.21	Nonmanagement Director Compensation Program, effective January 1, 2013. (v)

10.22	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners or Bain Capital). (w)

10.23	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners or Bain Capital). (w)

21*	Subsidiaries of the Company.

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(b)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(c)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 22, 2021 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 1, 2022 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-8 filed July 30, 2013 (File No. 333-190232).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35331).

(s)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 24, 2021 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(v)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ CHRISTOPHER H. HUNTER
Christopher H. Hunter
Chief Executive Officer and Director

Dated: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. HUNTER Christopher H. Hunter	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023

/s/ DAVID M. DUCKWORTH David M. Duckworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023

/s/ REEVE B. WAUD Reeve B. Waud	Chairman of the Board	February 28, 2023

/s/JASON R. BERNHARD Jason R. Bernhard	Director	February 28, 2023

/s/ E. PEROT BISSELL E. Perot Bissell	Director	February 28, 2023

/s/ MICHAEL J. FUCCI Michael J. Fucci	Director	February 28, 2023

/s/ VICKY B. GREGG Vicky B. Gregg	Director	February 28, 2023

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 28, 2023

/s/ DAVID R. KELLY David R. Kelly	Director	February 28, 2023

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 28, 2023

/s/ DEBRA K. OSTEEN Debra K. Osteen	Director	February 28, 2023

/s/ WILLIAM M. PETRIE William M. Petrie	Director	February 28, 2023

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter

For the year ended December 31, 2022, the Company recognized $2.6 billion of revenue from continuing operations. As discussed in Note 3 of the consolidated financial statements, the Company determines the transaction price for services to patients based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

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

Nashville, Tennessee

February 28, 2023

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$97,649	$133,813
Accounts receivable, net	322,439	281,332
Other current assets	86,037	79,886
Total current assets	506,125	495,031
Property and equipment, net	1,952,045	1,771,159
Goodwill	2,222,805	2,199,937
Intangible assets, net	76,041	70,145
Deferred tax assets	2,950	3,080
Operating lease right-of-use assets	135,238	133,761
Other assets	92,697	94,965
Total assets	$4,987,901	$4,768,078
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,250	$18,594
Accounts payable	104,723	98,575
Accrued salaries and benefits	125,298	137,845
Current portion of operating lease liabilities	26,463	23,348
Other accrued liabilities	110,592	126,499
Total current liabilities	388,326	404,861
Long-term debt	1,364,541	1,478,626
Deferred tax liabilities	92,588	74,368
Operating lease liabilities	116,429	116,841
Other liabilities	125,033	110,505
Total liabilities	2,086,917	2,185,201
Redeemable noncontrolling interests	88,257	65,388
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 89,913,659 and 89,028,158 issued and outstanding as of December 31, 2022 and 2021, respectively	899	890
Additional paid-in capital	2,658,440	2,636,350
Retained earnings (accumulated deficit)	153,388	(119,751)
Total equity	2,812,727	2,517,489
Total liabilities and equity	$4,987,901	$4,768,078

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenue	$2,610,399	$2,314,394	$2,089,929
Salaries, wages and benefits (including equity-based compensation expense of $29,635, $37,530 and $22,504, respectively)	1,393,434	1,243,804	1,154,522
Professional fees	158,013	136,739	120,489
Supplies	100,200	90,702	87,241
Rents and leases	45,462	38,519	37,362
Other operating expenses	349,277	301,339	262,272
Income from provider relief fund	(21,451)	(17,900)	(32,819)
Depreciation and amortization	117,769	106,717	95,256
Interest expense, net	69,760	76,993	158,105
Debt extinguishment costs	—	24,650	7,233
Loss on impairment	—	24,293	4,751
Transaction-related expenses	23,792	12,778	11,720
Total expenses	2,236,256	2,038,634	1,906,132
Income from continuing operations before income taxes	374,143	275,760	183,797
Provision for income taxes	94,110	67,557	40,606
Income from continuing operations	280,033	208,203	143,191
Loss from discontinued operations, net of taxes	—	(12,641)	(812,390)
Net income (loss)	280,033	195,562	(669,199)
Net income attributable to noncontrolling interests	(6,894)	(4,927)	(2,933)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$273,139	$190,635	$(672,132)
Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$3.05	$2.29	$1.60
Loss from discontinued operations	—	(0.14)	(9.25)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$3.05	$2.15	$(7.65)

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$2.98	$2.24	$1.58
Loss from discontinued operations	—	(0.14)	(9.17)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$2.98	$2.10	$(7.59)
Weighted-average shares outstanding:
Basic	89,680	88,769	87,875
Diluted	91,555	90,793	88,595

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss)	$280,033	$195,562	$(669,199)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	—	(4,260)	61,247
Gain (loss) on derivative instruments, net of tax of $0.0 million, $0.1 million and $(3.9) million, respectively	—	19	(11,272)
Pension liability adjustment, net of tax of $0.0 million, $0.0 million and $(0.8) million, respectively	—	—	(6,456)
U.K. Sale	—	375,606	—
Other comprehensive income	—	371,365	43,519
Comprehensive income (loss)	280,033	566,927	(625,680)
Comprehensive income attributable to noncontrolling interests	(6,894)	(4,927)	(2,933)
Comprehensive income (loss) attributable to Acadia Healthcare Company, Inc.	$273,139	$562,000	$(628,613)

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	(Accumulated Deficit) Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2020	87,715	$877	$2,557,642	$(414,884)	$361,746	$2,505,381
Common stock issued under stock incentive plans	309	3	2,024	—	—	2,027
Repurchase of shares for payroll tax witholdings, net of proceeds from stock option exercises	—	—	(1,843)	—	—	(1,843)
Equity-based compensation expense	—	—	22,504	—	—	22,504
Other comprehensive income	—	—	—	43,519	—	43,519
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(672,132)	(672,132)
Balance at December 31, 2020	88,024	880	2,580,327	(371,365)	(310,386)	1,899,456
Common stock issued under stock incentive plans	1,004	10	22,019	—	—	22,029
Repurchase of shares for payroll tax witholdings, net of proceeds from stock option exercises	—	—	(5,734)	—	—	(5,734)
Equity-based compensation expense	—	—	37,530	—	—	37,530
Other comprehensive income	—	—	—	371,365	—	371,365
Other	—	—	2,208	—	—	2,208
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	190,635	190,635
Balance at December 31, 2021	89,028	890	2,636,350	—	(119,751)	2,517,489
Common stock issued under stock incentive plans	886	9	11,604	—	—	11,613
Repurchase of shares for payroll tax witholdings, net of proceeds from stock option exercises	—	—	(17,792)	—	—	(17,792)
Equity-based compensation expense	—	—	29,635	—	—	29,635
Other	—	—	(1,357)	—	—	(1,357)
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	273,139	273,139
Balance at December 31, 2022	89,914	$899	$2,658,440	$—	$153,388	$2,812,727

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating activities:
Net income (loss)	$280,033	$195,562	$(669,199)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	117,769	106,717	95,256
Amortization of debt issuance costs	3,261	4,071	12,636
Equity-based compensation expense	29,635	37,530	22,504
Deferred income taxes	16,545	11,772	53,108
Loss from discontinued operations, net of taxes	—	12,641	812,390
Debt extinguishment costs	—	24,650	7,233
Loss on impairment	—	24,293	4,751
Other	2,680	491	1,041
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(41,978)	2,448	15,340
Other current assets	(17,626)	1,968	9,675
Other assets	2,252	(10,770)	1,519
Accounts payable and other accrued liabilities	5,174	6,164	41,910
Accrued salaries and benefits	6,804	9,755	(10,001)
Other liabilities	15,090	(14,940)	18,082
Government relief funds	(39,070)	(38,128)	86,599
Net cash provided by continuing operating activities	380,569	374,224	502,844
Net cash provided by discontinued operating activities	—	253	155,963
Net cash provided by operating activities	380,569	374,477	658,807
Investing activities:
Cash paid for acquisitions, net of cash acquired	(9,507)	(139,015)	—
Cash paid for capital expenditures	(296,149)	(244,811)	(224,964)
Proceeds from U.K. Sale	—	1,511,020	—
Settlement of foreign currency derivatives	—	(84,795)	—
Proceeds from sale of property and equipment	7,074	3,493	92
Cash paid for purchase of finance lease	—	(31,401)	—
Other	(7,248)	(1,394)	(13,365)
Net cash (used in) provided by continuing investing activities	(305,830)	1,013,097	(238,237)
Net cash used in discontinued investing activities	—	—	(43,602)
Net cash (used in) provided by investing activities	(305,830)	1,013,097	(281,839)
Financing activities:
Borrowings on long-term debt	—	425,000	925,000
Borrowings on revolving credit facility	—	500,000	100,000
Principal payments on revolving credit facility	(95,000)	(330,000)	(100,000)
Principal payments on long-term debt	(18,594)	(7,969)	(41,291)
Repayment of long-term debt	—	(2,227,935)	(909,785)
Payment of debt issuance costs	—	(7,964)	(18,295)
Repurchase of shares for payroll tax witholdings, net of proceeds from stock option exercises	(6,179)	16,295	184
Contributions from noncontrolling partners in joint ventures	15,362	4,536	—
Distributions to noncontrolling partners in joint ventures	(1,004)	(1,588)	(916)
Acquisition of ownership interests from noncontrolling partners	(5,540)	—	—
Other	52	(6,900)	(3,146)
Net cash used in continuing financing activities	(110,903)	(1,636,525)	(48,249)
Net cash used in discontinued financing activities	—	—	(3,250)
Net cash used in financing activities	(110,903)	(1,636,525)	(51,499)
Effect of exchange rate changes on cash	—	4,067	4,087
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets held for sale	(36,164)	(244,884)	329,556
Less: cash classified within current assets held for sale	—	—	(75,051)
Net (decrease) increase in cash and cash equivalents	(36,164)	(244,884)	254,505
Cash and cash equivalents at beginning of the period	133,813	378,697	124,192
Cash and cash equivalents at end of the period	$97,649	$133,813	$378,697
Supplemental Cash Flow Information:
Cash paid for interest	$65,687	$93,669	$137,578
Cash paid (received) for income taxes	$86,195	$79,304	$(16,486)
Effect of acquisitions:
Assets acquired, excluding cash	$10,756	$176,365	$20,200
Liabilities assumed	(1,249)	(37,350)	(53)
Redeemable noncontrolling interest resulting from an acquisition	—	—	(20,147)
Cash paid for acquisitions, net of cash acquired	$9,507	$139,015	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At December 31, 2022, the Company operated 250 behavioral healthcare facilities with approximately 11,000 beds in 39 states and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $124.3 million, $108.2 million and $97.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim through August 31, 2022 and $5.0 million and $10.0 million for certain other claims thereafter. The Company has obtained reinsurance coverage from a third party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million for certain other claims in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, demographic factors, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The Company recorded an unfavorable adjustment of $5.9 million to its estimated liability for self-insured professional and general liability claims during the year ended December 31, 2022, relating to the settlement or expected settlement of certain prior year claims relating primarily to the 2017 to 2018 period. The professional and general liability reserve was $103.6 million at December 31, 2022, of which $12.1 million was included in other accrued liabilities and $91.5 million was included in other long-term liabilities. The professional and general liability reserve was $87.8 million at

December 31, 2021, of which $11.9 million was included in other accrued liabilities and $75.9 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $37.8 million at December 31, 2022, of which $10.2 million was included in other current assets and $27.6 million was included in other assets, and such receivable was $37.9 million at December 31, 2021, of which $10.8 million was included in other current assets and $27.1 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $24.2 million at December 31, 2022, of which $12.0 million was included in accrued salaries and benefits and $12.2 million was included in other long-term liabilities, and such liability was $23.6 million at December 31, 2021, of which $12.0 million was included in accrued salaries and benefits and $11.6 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $117.8 million, $106.7 million and $95.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company performed an impairment review of long-lived assets in the fourth quarter of 2022 and 2021 and recorded no impairment. The impairment review of long-lived assets in the fourth quarter of 2020 indicated the carrying amounts of certain of the Company’s long-lived assets may not be recoverable. This created a non-cash impairment of $4.2 million for the year ended December 31, 2020, which was recorded in loss on impairment on the Company’s consolidated statements of operations.

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

As of the Company’s annual impairment tests on October 1, 2022 and October 1, 2021, the Company had one reporting unit, behavioral health services. The fair value of the Company’s behavioral health services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

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

As of the Company’s annual impairment test on October 1, 2020, the Company had two operating segments for segment reporting purposes, U.S. facilities and U.K. facilities, each of which represented a reporting unit for purposes of the Company’s goodwill impairment test.

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

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$27,052	$22,292
Other receivables	15,371	10,786
Workers’ compensation deposits – current portion	12,000	12,000
Insurance receivable – current portion	10,158	10,807
Assets held for sale	8,347	15,808
Income taxes receivable	5,767	1,523
Inventory	5,087	4,786
Other	2,255	1,884
Other current assets	$86,037	$79,886

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued expenses	$26,699	$26,791
Accrued interest	17,596	17,418
Cost report payable	13,738	6,487
Insurance liability – current portion	12,128	11,923
Accrued property taxes	9,009	8,375
Government relief funds	8,975	8,550
Contract liabilities	6,653	30,371
Income taxes payable	1,338	5,540
Finance lease liabilities	990	990
Other	13,466	10,054
Other accrued liabilities	$110,592	$126,499

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

The Company established accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. The Company accrues for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Management believes that the positions taken on previously filed tax returns are reasonable and has not established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Recent Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities except for not-for-profit entities within the scope of Topic 958, Not-for-Profit Entities, and employee benefit plans within the scope of Topic 960, Plan Accounting— Defined Benefit Pension Plans, Topic 962, Plan Accounting—Defined Contribution Pension Plans, and Topic 965, Plan Accounting—Health and Welfare Benefit Plans that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted the ASU for the year ended December 31, 2022. See Note 10 – The CARES Act for additional information on the Company’s accounting for government grants received.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2024. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. There is no significant impact on the Company’s consolidated financial statements.

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

At December 31, 2022 and 2021, estimated implicit price concessions of $61.4 million and $49.7 million, respectively, had been recorded as reductions to the Company’s accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts the Company expected to collect.

The Company disaggregates revenue from contracts with customers by service type and by payor.

The Company’s facilities and services provided by the facilities can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; comprehensive treatment centers (“CTCs”); and residential treatment centers.

Acute inpatient psychiatric facilities. Acute inpatient psychiatric facilities provide a high level of care in order to stabilize patients that are either a threat to themselves or to others. The acute setting provides 24-hour observation, daily intervention and monitoring by psychiatrists.

Specialty treatment facilities. Specialty treatment facilities include residential recovery facilities and eating disorder facilities. The Company provides a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Inpatient, including detoxification and rehabilitation, partial hospitalization and outpatient treatment programs give patients access to the least restrictive level of care.

Comprehensive treatment centers. CTCs specialize in providing medication-assisted treatment in an outpatient setting to individuals addicted to opioids such as opioid analgesics (prescription pain medications).

Residential treatment centers. Residential treatment centers treat patients with behavioral disorders in a non-hospital setting, including outdoor programs. The facilities balance therapy activities with social, academic and other activities.

The table below presents total revenue from continuing operations attributed to each category (in thousands):

	Year Ended December 31,
	2022	2021	2020
Acute inpatient psychiatric facilities	$1,330,757	$1,126,872	$984,609
Specialty treatment facilities	564,671	510,929	452,805
Comprehensive treatment centers	419,940	385,635	349,217
Residential treatment centers	295,031	283,169	281,158
Other	—	7,789	22,140
Revenue	$2,610,399	$2,314,394	$2,089,929

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2022, 2021 and 2020 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report payables were $13.7 million and $6.5 million as of December 31, 2022 and 2021, respectively, and were included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.1 million for the year ended December 31, 2022, compared to decreases to revenue of $5.4 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $6.4 million, $3.8 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue for continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Commercial	$788,895	30.2%	$684,292	29.6%	$596,698	28.5%
Medicare	394,227	15.1%	364,598	15.8%	330,070	15.8%
Medicaid	1,319,600	50.6%	1,147,884	49.6%	1,037,852	49.7%
Self-Pay	76,050	2.9%	93,425	4.0%	98,302	4.7%
Other	31,627	1.2%	24,195	1.0%	27,007	1.3%
Revenue	$2,610,399	100.0%	$2,314,394	100.0%	$2,089,929	100.0%

Contract liabilities primarily consisted of advances from payors and unearned revenue from CMS’ Accelerated and Advance Payment Program. In April 2020, the Company received approximately $45.2 million from CMS’ Accelerated and Advance Payment Program for Medicare providers. Of the $45.2 million of advance payments received in 2020, the Company repaid approximately $25.1 million of advance payments during 2021 and made additional payments of approximately $20.1 million during the year ended December 31, 2022. Contract liabilities of $6.7 million and $30.4 million are included in other accrued liabilities at December 31, 2022 and 2021, respectively, on the consolidated balance sheet. A summary of the activity in contract liabilities is as follows (in thousands):

Balance at December 31, 2020	$47,196
Payments received	11,739
Revenue recognized	(3,463)
Medicare advance repayments	(25,101)
Balance at December 31, 2021	$30,371
Payments received	22,914
Revenue recognized	(26,497)
Medicare advance repayments	(20,135)
Balance at December 31, 2022	$6,653

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$273,139	$203,276	$140,258
Loss from discontinued operations	—	(12,641)	(812,390)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$273,139	$190,635	$(672,132)
Denominator:
Weighted average shares outstanding for basic earnings per share	89,680	88,769	87,875
Effects of dilutive instruments	1,875	2,024	720
Shares used in computing diluted earnings per common share	91,555	90,793	88,595

Basic earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$3.05	$2.29	$1.60
Loss from discontinued operations	—	(0.14)	(9.25)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$3.05	$2.15	$(7.65)

Diluted earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Income from continuing operations attributable to Acadia Healthcare Company, Inc.	$2.98	$2.24	$1.58
Loss from discontinued operations	—	(0.14)	(9.17)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$2.98	$2.10	$(7.59)

Approximately 0.1 million, 0.3 million and 1.9 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

5. Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On November 7, 2022, the Company acquired four CTCs located in Georgia from Brand New Start Treatment Centers.

On December 31, 2021, the Company acquired the equity of CenterPointe Behavioral Health System, LLC and certain related entities (“CenterPointe”) for cash consideration of approximately $140 million. The acquisition was funded through a combination of cash on hand and a $70.0 million draw on the Revolving Facility. At the time of the acquisition, CenterPointe operated four acute inpatient hospitals with 306 beds and ten outpatient locations primarily in Missouri.

The fair values of assets acquired and liabilities assumed in the CenterPointe acquisition were as follows (in thousands):

Cash	$5,640
Accounts receivable, net	9,358
Other current assets	1,981
Property and equipment	35,227
Goodwill	105,883
Intangible assets	825
Deferred tax assets	1,573
Operating lease right-of-use assets	29,245
Total assets acquired	189,732
Accounts payable	3,820
Accrued salaries and benefits	3,585
Current portion of operating lease liabilities	2,820
Other accrued liabilities	4,326
Deferred tax liability	1,805
Operating lease liabilities	27,850
Total liabilities assumed	44,206
Net assets acquired	$145,526

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

Goodwill

The following table summarizes changes in goodwill for the years ended December 31, 2022 and 2021 (in thousands):

Balance at January 1, 2021	$2,105,264
Increase from acquisitions	97,122
2021 dispositions	(2,449)
Balance at December 31, 2021	2,199,937
Increase from acquisitions	9,488
Adjustments related to 2021 acquisitions	8,761
Increase from contributions of redeemable noncontrolling interests	4,619
Balance at December 31, 2022	$2,222,805

Of the increases to goodwill from acquisitions in 2022 and 2021, the Company expects $9.5 million and $56.1 million to be tax-deductible for the years ended December 31, 2022 and 2021, respectively.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Management transition costs	$11,575	$—	$—
Termination and restructuring costs	6,476	5,343	3,468
Legal, accounting and other acquisition-related costs	5,741	7,435	8,252
	$23,792	$12,778	$11,720

6. Property and Equipment

Property and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Land	$169,137	$154,376
Building and improvements	1,797,809	1,683,560
Equipment	292,200	253,100
Construction in progress	349,473	221,249
	2,608,619	2,312,285
Less: accumulated depreciation	(656,574)	(541,126)
Property and equipment, net	$1,952,045	$1,771,159

During the year ended December 31, 2021, the Company recorded non-cash impairment charges of $24.3 million related primarily to the closure of certain facilities. During the second quarter of 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter 2021, the Company recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets for closed properties actively marketed of $8.3 million and $15.8 million at December 31, 2022 and 2021, respectively.

7. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at December 31, 2022 and 2021 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,512	11,600	—	—
Trade names	45,935	40,435	—	—
Certificates of need	18,594	18,110	—	—
	76,041	70,145	—	—
Total	$77,172	$71,276	$(1,131)	$(1,131)

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

The Company elected the accounting policy practical expedients by class of underlying asset in ASC 842 “Leases” to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

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

Lease Position

The Company recorded the following at December 31, 2022 and 2021 on the consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	December 31, 2022	December 31, 2021
Finance lease right-of-use assets	Property and equipment, net	$8,250	$8,627
Operating lease right-of-use assets	Operating lease right-of-use assets	135,238	133,761
Total		$143,488	$142,388

Lease Liabilities	Balance Sheet Classification	December 31, 2022	December 31, 2021
Current:
Finance lease liabilities	Other accrued liabilities	$990	$990
Operating lease liabilities	Current portion of operating lease liabilities	26,463	23,348
Noncurrent:
Finance lease liabilities	Other liabilities	10,858	10,807
Operating lease liabilities	Operating lease liabilities	116,429	116,841
Total		$154,740	$151,986

Weighted-average remaining lease terms and discount rates were as follows at December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Finance	21.9	22.9
Operating	8.4	9.1

Weighted-average discount rate:
Finance	5.1%	5.1%
Operating	5.0%	5.1%

Lease Costs

The Company recorded the following lease costs for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Finance lease costs:
Depreciation of leased assets	378	378	868
Interest of lease liabilities	1,041	2,174	3,214
Total finance lease costs	$1,419	$2,552	$4,082

Operating lease costs	34,349	28,233	27,050
Variable lease costs	3,129	2,488	2,501
Short term lease costs	2,605	3,257	3,558
Other lease costs	5,379	4,541	4,253
Total rents and leases	$45,462	$38,519	$37,362

Total lease costs	$46,881	$41,071	$41,444

Other

Undiscounted future cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2022 (in thousands):

	Finance Leases	Operating Leases
2023	$990	$32,818
2024	1,007	29,568
2025	1,089	25,146
2026	1,180	19,251
2027	1,089	12,380
Thereafter	21,821	62,653
Total minimum lease payments	27,176	181,816
Less: amount of lease payments representing interest	15,328	38,924
Present value of future minimum lease payments	11,848	142,892
Less: Current portion of lease liabilities	990	26,463
Noncurrent lease liabilities	$10,858	$116,429

Supplemental data for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33,836	$27,508	$26,810
Operating cash flows for finance leases	$1,041	$2,174	$3,214
Financing cash flows for finance leases	$(51)	$31,136	$551

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,294	$63,279	$21,285
Finance leases	$—	$—	$—

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

For the years ended December 31, 2021 and 2020, results of operations of the U.K. operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$62,520	$1,119,768
Salaries, wages and benefits	35,937	632,134
Professional fees	6,815	127,291
Supplies	2,217	38,285
Rents and leases	2,509	47,748
Other operating expenses	6,682	113,534
Depreciation and amortization	—	74,935
Interest expense, net	10	(417)
Loss on sale	13,490	867,324
Loss on impairment	—	20,239
Transaction-related expenses	6,265	8,719
Total expenses	73,925	1,929,792
Loss from discontinued operations before income taxes	(11,405)	(810,024)
Provision for income taxes	1,236	2,366
Loss from discontinued operations	$(12,641)	$(812,390)

The consolidated cash flows for the year ended December 31, 2020 related to the discontinued U.K. operations includes cash paid for capital expenditures of $48.4 million.

10. The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocates $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act is in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. The Company accounts for government grants by analogizing to the grant model in accordance with International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, has recognized income from grants in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. The Company recognizes grants once both of the following conditions are met: (i) the Company is able to comply with the relevant terms and conditions of the grant and (ii) the grant will be received.

During 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $34.9 million relating to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund. During the fourth quarter of 2020, the Company recorded approximately $32.8 million of income from provider relief fund related to PHSSE Fund funds received in 2020.

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to the funds received. During the year ended December 31, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, the Company recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. The remaining unrecognized funds of $9.0 million are included in other accrued liabilities on the consolidated balance sheet at December 31, 2022. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, the additional funds received, including potential repayment of the remaining balance.

Healthcare providers were required to sign an attestation confirming receipt of the Provider Relief Fund funds and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, the Company was allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and the Company was required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services (“HHS”). The reporting of the funds is subject to future audit for compliance with the terms and conditions. The Company recognized Provider Relief Fund funds to the extent it had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions. The grant income associated with the COVID-19 expenses and lost revenues incurred during the years ended December 31, 2022, 2021 and 2020 is reflected as income from provider relief fund in the Company’s consolidated statements of operations.

During 2020, the Company applied for and received approximately $45.2 million of payments from the CMS Accelerated and Advance Payment Program. Of the $45.2 million of advance payments received in 2020, the Company repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $20.1 million during the year ended December 31, 2022.

In addition, the Company received a 2% increase in facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020, to March 31, 2022, which was reduced to 1% on April 1, 2022 and was eliminated effective July 1, 2022.

The CARES Act also provides for certain federal income and other tax changes. The Company received a cash benefit of approximately $39.3 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. The Company repaid half of the $39.3 million of payroll tax deferrals during the third quarter of 2021 and repaid the remaining portion in the third quarter 2022 to eliminate the liability. The payroll tax deferral at December 31, 2021 was included in accrued salaries and benefits on the consolidated balance sheet.

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Credit Facility:
Term Loan A	$398,438	$417,031
Revolving Line of Credit	75,000	170,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(12,647)	(14,811)
	1,385,791	1,497,220
Less: current portion	(21,250)	(18,594)
Long-term debt	$1,364,541	$1,478,626

New Credit Facility

The Company entered into a credit agreement establishing a new senior credit facility (the “New Credit Facility”) on March 17, 2021. The New Credit Facility provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $425.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Facilities”), each maturing on March 17, 2026 unless extended in accordance with the terms of the New Credit Facility. The Revolving Facility further provides for (i) up to $20.0 million to be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which the Company may borrow up to $20.0 million.

As a part of the closing of the New Credit Facility on March 17, 2021, the Company (i) refinanced and terminated the Company’s prior credit facilities under an amended and restated credit agreement, dated as of December 31, 2012 (the “Prior Credit

Facility”) and (ii) financed the redemption of all of the Company’s outstanding 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”).

The Company had $521.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2022.

During the year ended December 31, 2022, the Company repaid $95.0 million of the balance outstanding on the Revolving Facility. During the third quarter of 2021, the Company repaid $60.0 million of the initial $160.0 million balance outstanding on the Revolving Facility. During the fourth quarter of 2021, the Company had a draw of $70.0 million on the Revolving Facility related to the CenterPointe acquisition.

The New Credit Facility requires quarterly principal repayments for the Term Loan Facility of $5.3 million for March 31, 2023 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025, $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The New Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the New Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The New Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Senior Facilities may be accelerated and/or the lenders’ commitments terminated. At December 31, 2022, the Company was in compliance with such covenants.

Prior Credit Facility

The Company entered into a credit agreement establishing a senior secured credit facility (the “Senior Secured Credit Facility”) on April 1, 2011. On December 31, 2012, the Company entered into an amended and restated credit agreement establishing the Prior Credit Facility, which amended and restated the Senior Secured Credit Facility. The Company amended the Prior Credit Facility from time to time as described in the Company’s prior filings with the SEC.

On April 21, 2020, the Company entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the Prior Credit Facility. The Thirteenth Amendment amended the Consolidated Leverage Ratio in the prior covenant to increase such leverage ratio for the rest of 2020.

On November 13, 2020, the Company entered into the Fourth Repricing Facilities Amendment (the “Fourth Repricing Facilities Amendment”) to the Prior Credit Facility. The Fourth Repricing Facilities Amendment extended the maturity date of each of the prior revolving line of credit and the Term Loan A Facility of the Prior Credit Facility (“TLA Facility”) from November 30, 2021 to November 30, 2022. The Fourth Repricing Facilities Amendment also (1) replaced the revolving line of credit in an aggregate committed amount of $500.0 million with an aggregate committed amount of approximately $459.0 million and (2) replaced the TLA Facility aggregate outstanding principal amount of approximately $352.4 million with an aggregate principal amount of approximately $318.9 million. The interest rate margin applicable to both facilities remained unchanged from the prior facilities, and the commitment fee applicable to the new revolving line of credit also remained unchanged from the prior revolving line of credit. In connection with the Fourth Repricing Facilities Amendment, the Company recorded a debt extinguishment charge of $1.0 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

On January 5, 2021, the Company made a voluntary payment of $105.0 million on the Term Loan B Facility Tranche B-4 of the Prior Credit Facility (“Tranche B-4 Facility”). On January 19, 2021, the Company used a portion of the net proceeds from the U.K. Sale to repay the outstanding balances of $311.7 million of the TLA Facility and $767.9 million of the Tranche B-4 Facility. As a part of the closing of the New Credit Facility on March 17, 2021, the Company refinanced and terminated the Prior Credit Facility. At March 31, 2021, in connection with the termination of the Prior Credit Facility, the Company recorded a debt extinguishment charge of $10.9 million, including the write-off of discount and deferred financing costs, which was recorded in debt extinguishment costs in the consolidated statement of operations.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021. The Company used the net proceeds of the 5.000% Senior Notes to prepay approximately $453.3 million of the outstanding borrowings on the Company’s Term Loan B Facility Tranche B-3 of the Prior Credit Facility (“Tranche B-3 Facility”) and used the remaining net proceeds for general corporate purposes and to pay related fees and expenses in connection with the offering. In connection with the 5.000% Senior Notes, the Company recorded a debt extinguishment charge of $2.9 million, including the write-off of discount and deferred financing costs of the Tranche B-3 Facility, which was recorded in debt extinguishment costs in the consolidated statement of operations for the year ended December 31, 2020.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2022 were $12.6 million, net of accumulated amortization of $4.6 million. Debt issuance costs at December 31, 2021 were $14.8 million, net of accumulated amortization of $2.4 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $2.2 million, $2.8 million and $9.8 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Other

The aggregate maturities of long-term debt at December 31, 2022 were as follows (in thousands):

2023	$21,250
2024	29,219
2025	39,844
2026	383,125
2027	—
Thereafter	925,000
Total	$1,398,438

12. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2022, the Company operated eight facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 86% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2021	$55,315
Contributions from noncontrolling partners in joint ventures	6,734
Net income attributable to noncontrolling interests	4,927
Distributions to noncontrolling partners in joint ventures	(1,588)
Balance at December 31, 2021	65,388
Contributions from noncontrolling partners in joint ventures	21,162
Net income attributable to noncontrolling interests	6,894
Acquisition of ownership interests from noncontrolling partners	(4,183)
Distributions to noncontrolling partners in joint ventures	(1,004)
Balance at December 31, 2022	$88,257

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

At December 31, 2022, the Company operated eight facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at December 31, 2022 and 2021 include total assets of variable interest entities of $434.2 million and $320.6 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at December 31, 2022 and 2021 include total liabilities of variable interest entities of $24.4 million and $24.1 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$32,478	$26,360
Accounts receivable, net	23,789	20,144
Other current assets	2,561	1,304
Total current assets	58,828	47,808
Property and equipment, net	313,358	220,793
Goodwill	39,564	34,945
Intangible assets, net	16,139	10,490
Operating lease right-of-use assets	6,284	6,603
Total assets	$434,173	$320,639
Accounts payable	$4,650	$3,690
Accrued salaries and benefits	6,866	5,656
Current portion of operating lease liabilities	233	197
Other accrued liabilities	6,179	6,818
Total current liabilities	17,928	16,361
Operating lease liabilities	6,433	6,666
Other liabilities	—	1,083
Total liabilities	$24,361	$24,110

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2020	$(434,633)	$24,958	$(5,209)	$(414,884)
Foreign currency translation gain (loss)	61,532	—	(285)	61,247
Loss on derivative instruments, net of tax of $(3.9) million	—	(11,272)	—	(11,272)
Pension liability adjustment, net of tax of $(0.8) million	—	—	(6,456)	(6,456)
Balance at December 31, 2020	(373,101)	13,686	(11,950)	(371,365)
Foreign currency translation gain (loss)	(4,293)	—	33	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19	—	19
U.K. Sale	377,394	(13,705)	11,917	375,606
Balance at December 31, 2021	$—	$—	$—	$—

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

16. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2022, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 3,133,811 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $29.6 million, $37.5 million and $22.5 million in equity-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively. Stock compensation expense for the years ended December 31, 2022, 2021 and 2020 is impacted by forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets. At December 31, 2022, there was $61.9 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

At December 31, 2022, there were no warrants outstanding. The Company recognized a deferred income tax benefit of $8.0 million, $9.6 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2020, 2021 and 2022 was as follows (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,360,068	$39.40
Options granted	507,600	33.13
Options exercised	(68,700)	29.15
Options cancelled	(288,662)	39.67
Options outstanding at December 31, 2020	1,510,306	37.56
Options granted	324,320	57.53
Options exercised	(558,322)	39.45
Options cancelled	(170,235)	40.08
Options outstanding at December 31, 2021	1,106,069	42.07
Options granted	334,260	55.73
Options exercised	(285,577)	40.66
Options cancelled	(175,475)	46.98
Options outstanding at December 31, 2022	979,277	$46.27	7.44	$35,303
Options exercisable at December 31, 2022	301,827	$41.43	5.69	$12,341

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value of options	$20.72	$20.64	$12.37
Risk-free interest rate	2.0%	0.9%	1.6%
Expected volatility	39%	40%	41%
Expected life (in years)	5.0	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2020, 2021 and 2022 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	805,136	$34.14
Granted	637,312	25.82
Cancelled	(129,683)	34.56
Vested	(289,769)	35.88
Unvested at December 31, 2020	1,022,996	$28.41
Granted	352,430	58.32
Cancelled	(82,751)	39.63
Vested	(366,048)	30.81
Unvested at December 31, 2021	926,627	$37.84
Granted	650,396	64.65
Cancelled	(145,205)	49.03
Vested	(386,616)	32.64
Unvested at December 31, 2022	1,045,202	$54.89

Restricted stock unit activity during 2020, 2021 and 2022 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	447,357	$38.89
Granted	583,680	10.60
Performance adjustment	117,772	13.50
Cancelled	(63,056)	43.35
Vested	(12,691)	42.09
Unvested at December 31, 2020	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	465,993	25.49
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at December 31, 2021	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	182,543	33.05
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at December 31, 2022	1,273,800	$20.69

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

17. Income Taxes

Provision for income taxes from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$63,041	$48,292	$(18,215)
State	13,769	6,715	4,981
Foreign	755	778	732
Total current	77,565	55,785	(12,502)
Deferred:
Federal	9,808	13,339	46,442
State	6,377	(1,892)	564
Foreign	360	325	6,102
Total deferred provision	16,545	11,772	53,108
Provision for income taxes	$94,110	$67,557	$40,606

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate on income before income taxes	21.0%	21.0%	21.0%
Impact of foreign operations	(0.1)	1.7	(0.5)
Effects of statutory rate change	—	—	3.2
State income taxes, net of federal tax effect	4.7	3.9	5.1
Permanent differences	0.1	1.7	1.5
Change in valuation allowance	0.2	(2.8)	127.4
Unrecognized tax benefit release	—	(0.9)	(0.4)
Federal tax credits	(0.6)	(0.8)	(1.0)
Basis recognition related to foreign divestiture	—	—	(129.9)
CARES Act impacts to net operating losses	—	—	(4.5)
Other	(0.1)	0.7	0.2
Effective income tax rate	25.2%	24.5%	22.1%

For the year ended December 31, 2022, the provision for income taxes was $94.1 million, reflecting an effective tax rate of 25.2%, compared to $67.6 million, reflecting an effective tax rate of 24.5%, for the year ended December 31, 2021.

The domestic and foreign components of income from continuing operations before income taxes for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Foreign	$5,420	$5,596	$9,904
Domestic	368,723	270,164	173,893
Income from continuing operations before income taxes	$374,143	$275,760	$183,797

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$7,333	$9,354
Capital loss carryovers	215,745	215,367
Bad debt allowance	1,148	1,083
Accrued compensation and severance	18,784	18,241
Insurance reserves	20,924	18,847
Leases	862	896
Accrued expenses	—	5,768
Interest carryforwards	2,639	3,396
Lease right-of-use liabilities	26,277	26,154
Fixed asset basis difference	2,128	—
Other assets	8,987	8,066
Total gross deferred tax assets	304,827	307,172
Less: valuation allowance	(217,705)	(217,325)
Deferred tax assets	87,122	89,847
Deferred tax liabilities:
Fixed asset basis difference	—	(2,456)
Prepaid items	(3,714)	(2,882)
Accrued expenses	(5,713)	—
Intangible assets	(139,843)	(126,446)
Lease right-of-use assets	(24,960)	(24,660)
Investment in foreign subsidiary	(2,530)	(4,691)
Total deferred tax liabilities	(176,760)	(161,135)
Total net deferred tax liability	$(89,638)	$(71,288)

 The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2022 and 2021, the Company carried a valuation allowance against deferred tax assets of $217.7 million and $217.3 million, respectively. These amounts are primarily related to deferred tax assets related to the Company’s capital loss carryforward resulting from the U.K. Sale and certain state net operating losses. If the capital loss carryforward is not utilized, it will begin to expire in 2026.

As of December 31, 2022 and 2021, the Company had no federal net operating loss carryforwards. The foreign net operating loss carryforwards at December 31, 2022 and 2021 are approximately $0.1 million and $0.1 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2022 and 2021 of approximately $191.5 million and $227.3 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2023 to 2036. In addition, the Company has certain state tax credits of $0.2 million which will begin to expire in 2030 if not utilized.

Income taxes receivable was $28.9 million and $24.6 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, $23.1 million of income taxes receivable has been included in other assets due to anticipated delays in receipt of income tax refunds associated with amended tax return filings. The remaining $5.8 million and $1.5 million of income taxes receivable is included in other current assets in the December 31, 2022 and 2021 consolidated balance sheet, respectively. Income taxes payable of $1.3 million and $5.5 million at December 31, 2022 and 2021, respectively, was included in other accrued liabilities in the consolidated balance sheets.

The Company did not record any amounts related to unrecognized tax benefits at December 31, 2022 or 2021. The Company’s accounting policy is to record any interest and penalties as a component of income tax expense, when applicable. A reconciliation of the beginning and ending amount of unrecognized income tax benefits, exclusive of any interest and penalties, net of the federal benefit, is as follows (in thousands):

2021
Balance at January 1	$2,060
Additions based on tax positions related to the current year	—
Reductions as a result of the lapse of applicable statutes of limitations and settlements with tax authorities	(2,060)
Balance at December 31	$—

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2019 through 2021. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. While no foreign jurisdictions are presently under examination, the Company may be subject to examination for calendar years 2018 through 2021. Generally, for state tax purposes, the Company’s 2017 through 2021 tax years remain open for examination by the tax authorities. At the date of this report, there were no audits or inquires that had progressed sufficiently to predict their ultimate outcome.

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

In conjunction with the U.K. Sale in January 2021, the Company settled its cross currency swap liability and outstanding forward contracts as shown in investing activities on the consolidated statement of cash flows.

19. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Company’s New Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at December 31, 2022 and 2021 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2022	2021	2022	2021
New Credit Facility	$471,489	$584,418	$471,489	$584,418
5.500% Senior Notes due 2028	$444,694	$443,894	$422,459	$466,577
5.000% Senior Notes due 2029	$469,609	$468,907	$433,214	$481,802

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

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Joey A. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 16, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-JRS, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

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

21. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees in the U.S. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $6.6 million, $2.8 million and $3.8 million related to the 401(k) plan for the years ended December 31, 2022, 2021 and 2020, respectively.

22. Financial Information Combined Wholly-Owned Subsidiaries

The Company conducts substantially all of its business through its subsidiaries. The 5.500% Senior Notes and the 5.000% Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of the Company’s subsidiaries that guarantee the Company’s obligations under the New Credit Facility. Summarized financial information presented below is consistent with the consolidated financial statements of the Company, except transactions between combining entities have been eliminated. Financial information for the combined non-guarantor entities has been excluded. Presented below is financial information for the combined wholly-owned subsidiary guarantors at December 31, 2022 and 2021, and for the year ended December 31, 2022. The summarized balance sheet information at December 31, 2021, has been adjusted to reclassify certain wholly-owned subsidiaries as non-guarantor entities.

Summarized balance sheet information (in thousands):

	December 31,
	2022	2021
Current assets	$396,553	$349,250
Property and equipment, net	1,517,893	1,166,409
Goodwill	2,105,227	2,086,978
Total noncurrent assets	3,921,336	3,527,700

Current liabilities	345,606	340,514
Long-term debt	1,364,541	1,478,626
Total noncurrent liabilities	1,629,750	1,688,326
Redeemable noncontrolling interests	—	—
Total equity	2,342,533	1,848,110

Summarized operating results information (in thousands):

For the Year Ended December 31, 2022
Revenue	$2,299,562
Income from continuing operations before income taxes	325,309
Net income	244,148
Net income attributable to Acadia Healthcare Company, Inc.	244,148