Form 10-Q
period 2023-03-31
Acadia Healthcare Company, Inc.
filed 2023-04-27
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

At April 27, 2023, there were 92,034,672 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,829	$97,649
Accounts receivable, net	346,407	322,439
Other current assets	127,554	86,037
Total current assets	537,790	506,125
Property and equipment, net	1,998,037	1,952,045
Goodwill	2,222,805	2,222,805
Intangible assets, net	76,247	76,041
Deferred tax assets	2,918	2,950
Operating lease right-of-use assets	133,278	135,238
Other assets	73,181	92,697
Total assets	$5,044,256	$4,987,901

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,250	$21,250
Accounts payable	125,729	104,723
Accrued salaries and benefits	94,912	125,298
Current portion of operating lease liabilities	26,415	26,463
Other accrued liabilities	109,823	110,592
Total current liabilities	378,129	388,326
Long-term debt	1,399,778	1,364,541
Deferred tax liabilities	92,767	92,588
Operating lease liabilities	114,592	116,429
Other liabilities	128,933	125,033
Total liabilities	2,114,199	2,086,917
Redeemable noncontrolling interests	90,455	88,257
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,953,107 and 89,913,659 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	910	899
Additional paid-in capital	2,619,289	2,658,440
Retained earnings	219,403	153,388
Total equity	2,839,602	2,812,727
Total liabilities and equity	$5,044,256	$4,987,901

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Revenue	$704,267	$616,653
Salaries, wages and benefits (including equity-based compensation expense of $7,629 and $7,925, respectively)	391,177	335,762
Professional fees	41,125	36,911
Supplies	26,021	23,699
Rents and leases	11,424	11,249
Other operating expenses	90,838	81,425
Depreciation and amortization	31,569	28,926
Interest expense, net	19,999	15,787
Transaction-related expenses	6,471	3,582
Total expenses	618,624	537,341
Income before income taxes	85,643	79,312
Provision for income taxes	19,085	17,402
Net income	66,558	61,910
Net income attributable to noncontrolling interests	(543)	(1,073)
Net income attributable to Acadia Healthcare Company, Inc.	$66,015	$60,837
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.73	$0.68
Diluted	$0.72	$0.67
Weighted-average shares outstanding:
Basic	90,101	89,258
Diluted	91,391	91,012

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2021	89,028	$890	$2,636,350	$(119,751)	$2,517,489
Common stock issued under stock incentive plans	633	7	3,742	—	3,749
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(15,490)	—	(15,490)
Equity-based compensation expense	—	—	7,925	—	7,925
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	60,837	60,837
Balance at March 31, 2022	89,661	897	2,632,527	(58,914)	2,574,510
Common stock issued under stock incentive plans	113	1	3,147	—	3,148
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,275)	—	(1,275)
Equity-based compensation expense	—	—	6,580	—	6,580
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	80,079	80,079
Balance at June 30, 2022	89,774	898	2,640,979	21,165	2,663,042
Common stock issued under stock incentive plans	101	1	3,066	—	3,067
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(740)	—	(740)
Equity-based compensation expense	—	—	7,240	—	7,240
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	71,099	71,099
Balance at September 30, 2022	89,875	899	2,650,545	92,264	2,743,708
Common stock issued under stock incentive plans	39	—	1,649	—	1,649
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(287)	—	(287)
Equity-based compensation expense	—	—	7,890	—	7,890
Other	—	—	(1,357)	—	(1,357)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	61,124	61,124
Balance at December 31, 2022	89,914	899	2,658,440	153,388	2,812,727
Common stock issued under stock incentive plans	1,039	11	1,192	—	1,203
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(48,874)	—	(48,874)
Equity-based compensation expense	—	—	7,629	—	7,629
Other	—	—	902	—	902
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	66,015	66,015
Balance at March 31, 2023	90,953	$910	$2,619,289	$219,403	$2,839,602

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating activities:
Net income	$66,558	$61,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,569	28,926
Amortization of debt issuance costs	824	808
Equity-based compensation expense	7,629	7,925
Deferred income taxes	212	3,269
Other	1,089	(478)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(23,968)	(18,222)
Other current assets	(23,430)	(16,638)
Other assets	(1,436)	(202)
Accounts payable and other accrued liabilities	13,633	10,501
Accrued salaries and benefits	(30,386)	246
Other liabilities	2,114	6,298
Government relief funds	—	(7,556)
Net cash provided by operating activities	44,408	76,787
Investing activities:
Cash paid for capital expenditures	(66,525)	(50,527)
Proceeds from sale of property and equipment	409	1,294
Other	(794)	(460)
Net cash used in investing activities	(66,910)	(49,693)
Financing activities:
Borrowings on revolving credit facility	40,000	—
Principal payments on revolving credit facility	—	(10,000)
Principal payments on long-term debt	(5,313)	(2,656)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(47,671)	(11,741)
Contributions from noncontrolling partners in joint ventures	1,655	4,290
Distributions to noncontrolling partners in joint ventures	—	(447)
Other	11	14
Net cash used in financing activities	(11,318)	(20,540)
Net (decrease) increase in cash and cash equivalents	(33,820)	6,554
Cash and cash equivalents at beginning of the period	97,649	133,813
Cash and cash equivalents at end of the period	$63,829	$140,367

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At March 31, 2023, the Company operated 250 behavioral healthcare facilities with approximately 11,100 beds in 39 states and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Company’s financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

2.
Recently Issued Accounting Standards

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities except for not-for-profit entities within the scope of Topic 958, Not-for-Profit Entities, and employee benefit plans within the scope of Topic 960, Plan Accounting—Defined Benefit Pension Plans, Topic 962, Plan Accounting—Defined Contribution Pension Plans, and Topic 965, Plan Accounting—Health and Welfare Benefit Plans that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2021-10 for the year ended December 31, 2022. See Note 9 – The CARES Act for additional information on the Company’s accounting for government grants received.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2024. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company adopted ASU 2020-04 for the quarter ended

March 31, 2023. See Note 11 – Long Term Debt for additional information on the Company’s accounting for the reference rate reform. There is no significant impact on the Company’s consolidated financial statements.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2023	2022
Acute inpatient psychiatric facilities	$366,945	$310,748
Specialty treatment facilities	147,303	133,602
Comprehensive treatment centers	115,501	100,038
Residential treatment centers	74,518	72,265
Revenue	$704,267	$616,653

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2023 and 2022 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Commercial	$203,619	28.9%	$195,169	31.6%
Medicare	108,640	15.4%	94,920	15.4%
Medicaid	364,306	51.8%	300,526	48.7%
Self-Pay	20,698	2.9%	19,747	3.2%
Other	7,004	1.0%	6,291	1.1%
Revenue	$704,267	100.0%	$616,653	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$66,015	$60,837
Denominator:
Weighted average shares outstanding for basic earnings per share	90,101	89,258
Effects of dilutive instruments	1,290	1,754
Shares used in computing diluted earnings per common share	91,391	91,012

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.73	$0.68
Diluted	$0.72	$0.67

Approximately 0.5 million and 0.7 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

5.
Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On November 7, 2022, the Company acquired four CTCs located in Georgia from Brand New Start Treatment Centers.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Management transition costs	$4,800	$1,035
Legal, accounting and other acquisition-related costs	1,640	589
Termination and restructuring costs	31	1,958
	$6,471	$3,582

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Income taxes receivable	$45,245	$5,767
Prepaid expenses	25,805	27,052
Other receivables	17,787	15,371
Workers’ compensation deposits – current portion	12,000	12,000
Insurance receivable – current portion	10,989	10,158
Assets held for sale	8,347	8,347
Inventory	5,283	5,087
Other	2,098	2,255
Other current assets	$127,554	$86,037

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$173,822	$169,137
Building and improvements	1,894,356	1,797,809
Equipment	307,181	292,200
Construction in progress	310,167	349,473
	2,685,526	2,608,619
Less: accumulated depreciation	(687,489)	(656,574)
Property and equipment, net	$1,998,037	$1,952,045

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,550	11,512	—	—
Trade names	45,935	45,935	—	—
Certificates of need	18,762	18,594	—	—
	76,247	76,041	—	—
Total	$77,378	$77,172	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization.

9.
The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset losses and expenses related to the novel coronavirus known as COVID-19 (“COVID-19”). The $75 billion allocated under the PPP Act was in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. The Company accounts for government grants by analogizing to the grant model in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, has recognized income from grants in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. The Company recognizes grants once both of the following conditions are met: (i) the Company is able to comply with the relevant terms and conditions of the grant and (ii) the grant will be received.

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

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to the PHSSE Fund funds received. During the year ended December 31, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, the Company recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. The remaining unrecognized funds of $9.0 million are included in other accrued liabilities on the consolidated balance sheets at March 31, 2023 and December 31, 2022. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, the additional funds received, including potential repayment of the remaining balance.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund funds and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, the Company was allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and the Company was required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services. The reporting of the funds is subject to future audit for compliance with the terms and conditions. The Company recognized PHSSE Fund funds to the extent it had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

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

The Company is continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

10.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses	$20,976	$26,699
Cost report payable	18,818	13,738
Accrued interest	17,411	17,596
Insurance liability – current portion	12,128	12,128
Government relief funds	8,975	8,975
Accrued property taxes	8,404	9,009
Contract liabilities	5,097	6,653
Finance lease liabilities	990	990
Income taxes payable	45	1,338
Other	16,979	13,466
Other accrued liabilities	$109,823	$110,592

11.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Credit Facility:
Term Loan A	$393,125	$398,438
Revolving Line of Credit	115,000	75,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(12,097)	(12,647)
	1,421,028	1,385,791
Less: current portion	(21,250)	(21,250)
Long-term debt	$1,399,778	$1,364,541

Credit Facility

The Company entered into a credit agreement establishing a new senior credit facility (the “Credit Facility”) on March 17, 2021. The Credit Facility provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a $425.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Facilities”), with each maturing on March 17, 2026. The Revolving Facility further provides for (i) up to $20.0 million, which may be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which the Company may borrow up to $20.0 million.

On March 30, 2023, the Company entered into the First Amendment to the Credit Facility (the “First Amendment”). The First Amendment replaced LIBOR with the Secured Overnight Financing Rate as determined for a term of, at the Company’s option, one, three or six months, plus an adjustment of 0.10% (“Adjusted Term SOFR”). Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Bank of America or (iii) Adjusted Term SOFR for a one month interest period or (b) Adjusted Term SOFR, in each case plus an applicable margin that varies according to the total leverage ratio of the Company from 0.375% to 1.250% in the case of base rate loans and from 1.375% to 2.250% in the case of Adjusted Term SOFR loans. In addition, an unused fee that varies according to the total leverage ratio of the Company from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. There is no significant impact on the Company’s consolidated financial statements as a result of the First Amendment.

During the three months ended March 31, 2023, the Company borrowed $40.0 million on the Revolving Facility. The Company had $481.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2023.

The Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of approximately $5.3 million for June 30, 2023 to March 31, 2024, approximately $8.0 million for June 30, 2024 to March 31, 2025, and approximately $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

The Company has the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the Consolidated EBITDA (as defined in the Credit Facility) of the Company and (ii) additional amounts that would not cause the Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Facility) to exceed 3.5 to 1.0.

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of the Company’s obligations under the Credit Facility. The Company and such guarantor subsidiaries have granted a security interest on substantially all personal property assets as collateral for the obligations under the Credit Facility

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, among other things, all outstanding loans under the Senior Facilities may be accelerated, the lenders’ commitments may be terminated, and/or the lenders may exercise collateral remedies. At March 31, 2023, the Company was in compliance with all financial covenants.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of the 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029 and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2021.

The indentures governing the 5.500% Senior Notes and the 5.000% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company's assets; and (vii) create liens on assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Credit Facility. The guarantees are full and unconditional and joint and several.

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the indentures.

12.
Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2023, the Company operated eight facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2022	$88,257
Contributions from noncontrolling partners in joint ventures	1,655
Net income attributable to noncontrolling interests	543
Balance at March 31, 2023	$90,455

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

At March 31, 2023, the Company operated eight facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 86% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day-to-day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at March 31, 2023 and December 31, 2022 include total assets of variable interest entities of $461.5 million and $434.2 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at March 31, 2023 and December 31, 2022 include total liabilities of variable interest entities of $25.3 million and $24.4 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$38,648	$32,478
Accounts receivable, net	26,576	23,789
Other current assets	2,526	2,561
Total current assets	67,750	58,828
Property and equipment, net	331,819	313,358
Goodwill	39,564	39,564
Intangible assets, net	16,139	16,139
Operating lease right-of-use assets	6,201	6,284
Total assets	$461,473	$434,173

Accounts payable	$5,442	$4,650
Accrued salaries and benefits	4,535	6,866
Current portion of operating lease liabilities	243	233
Other accrued liabilities	8,676	6,179
Total current liabilities	18,896	17,928
Operating lease liabilities	6,371	6,433
Total liabilities	$25,267	$24,361

14.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2023, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,885,024 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $7.6 million and $7.9 million in equity-based compensation expense for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense for the three months ended March 31, 2023 and 2022 is impacted by forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets. At March 31, 2023, there was $78.1 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

The Company recognized a deferred income tax benefit of $2.1 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2022 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2022	1,106,069	$42.07
Options granted	334,260	55.73
Options exercised	(285,577)	40.66
Options cancelled	(175,475)	46.98
Options outstanding at December 31, 2022	979,277	46.27
Options granted	226,940	80.40
Options exercised	(32,491)	37.01
Options cancelled	(19,945)	50.32
Options outstanding at March 31, 2023	1,153,781	$53.17	7.71	$24,007
Options exercisable at March 31, 2023	507,616	$42.08	6.27	$15,315

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2023 and year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average grant-date fair value of options	$31.80	$20.72
Risk-free interest rate	4.2%	2.0%
Expected volatility	37%	39%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2022 and 2023 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	926,627	$37.84
Granted	650,396	64.65
Cancelled	(145,205)	49.03
Vested	(386,616)	32.64
Unvested at December 31, 2022	1,045,202	$54.89
Granted	275,280	79.25
Cancelled	(29,456)	59.21
Vested	(218,330)	41.11
Unvested at March 31, 2023	1,072,696	$63.83

Restricted stock unit activity during 2022 and 2023 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	182,543	33.05
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at December 31, 2022	1,273,800	$20.69
Granted	—	—
Performance adjustment	355,010	11.21
Cancelled	—	—
Vested	(1,408,195)	10.60
Unvested at March 31, 2023	220,615	$68.11

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

15.
Income Taxes

The provision for income taxes for the three months ended March 31, 2023 and 2022 reflects effective tax rates of 22.3% and 21.9%, respectively.

As the Company continues to monitor the implications of potential tax legislation in each of its jurisdictions, the Company may adjust estimates and record additional amounts for tax assets and liabilities. Any adjustments to the Company’s tax assets and liabilities could materially impact the provision for income taxes and its effective tax rate in the periods in which they are made.

16.
Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Credit Facility	$506,336	$471,489	$506,336	$471,489
5.500% Senior Notes due 2028	$444,902	$444,694	$418,208	$422,459
5.000% Senior Notes due 2029	$469,790	$469,609	$453,347	$433,214

The Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

17.
Commitments and Contingencies

Professional and General Liability

A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim through August 31, 2022 and $5.0 million and $10.0 million for certain other claims thereafter. The Company has obtained reinsurance coverage from a third party to cover claims in excess of those retention limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million for certain other claims in the aggregate. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statements that address future results or occurrences. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negative thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are forward-looking statements.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At March 31, 2023, we operated 250 behavioral healthcare facilities with approximately 11,100 beds in 39 states and Puerto Rico. During the three months ended March 31, 2023, we added 106 beds to existing facilities. For the year ending December 31, 2023, we expect to add approximately 300 beds through additions to existing facilities, and we expect to open two wholly-owned facilities, two joint venture facilities and at least six CTCs.

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

COVID-19

During March 2020, the global pandemic of COVID-19 began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. economy and financial market. At many of our facilities, employees and/or patients have tested positive for COVID-19. We are committed to protecting the health of our communities and have been responding to the evolving COVID-19 situation while taking steps to provide quality care and protect the health and safety of our patients and employees. Over the last three years, all of our facilities have closely followed infectious disease protocols, as well as recommendations by the Centers for Disease Control and Prevention and local health officials.

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

In addition, the CARES Act contains a number of provisions that are intended to assist healthcare providers as they combat the effects of the COVID-19 pandemic. Those provisions include, among others:

•
an appropriation to the PHSSE Fund, also known as the Provider Relief Fund, to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;
•
the expansion of CMS’ Accelerated and Advance Payment Program;
•
the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on
April 1, 2022 and was eliminated effective July 1, 2022; and
•
waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act was in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. In 2020, we received approximately $34.9 million of the funds distributed from the PHSSE Fund. During the fourth quarter of 2020, we recorded approximately $32.8 million of income from provider relief fund related to PHSSE Fund funds received in 2020.

In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to the PHSSE Fund funds received. During the year ended December 31, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the ARP Rural Payments for Hospitals. During the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. The remaining ARP funds of $9.0 million are included in other accrued liabilities on the consolidated balance sheet as of March 31, 2023. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received, including potential repayment of the remaining balance.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund funds and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and we were required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services. The reporting of the funds is subject to future audit for compliance with the terms and conditions. We recognized PHSSE Fund funds to the extent we had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Revenue	$704,267	100.0%	$616,653	100.0%
Salaries, wages and benefits	391,177	55.6%	335,762	54.4%
Professional fees	41,125	5.8%	36,911	6.0%
Supplies	26,021	3.7%	23,699	3.8%
Rents and leases	11,424	1.6%	11,249	1.8%
Other operating expenses	90,838	12.9%	81,425	13.2%
Depreciation and amortization	31,569	4.5%	28,926	4.7%
Interest expense	19,999	2.8%	15,787	2.6%
Transaction-related expenses	6,471	0.9%	3,582	0.6%
Total expenses	618,624	87.8%	537,341	87.1%
Income before income taxes	85,643	12.2%	79,312	12.9%
Provision for income taxes	19,085	2.7%	17,402	2.8%
Net income	66,558	9.5%	61,910	10.1%
Net income attributable to noncontrolling interests	(543)	-0.1%	(1,073)	-0.2%
Net income attributable to Acadia Healthcare Company, Inc.	$66,015	9.4%	$60,837	9.9%

We are encouraged by the favorable trends in our business and believe we are well positioned to capitalize on the expected growth in demand for behavioral health services. As with many other healthcare providers and other industries across the country, we are currently dealing with a tight labor market. While we experienced higher wage inflation in the three months ended March 31, 2023 compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across our 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three months ended March 31, 2023 compared to the same period in 2022:

Three Months Ended
U.S. Same Facility Results (a)
Revenue growth	13.3%
Patient days growth	6.5%
Admissions growth	8.6%
Average length of stay change (b)	-1.9%
Revenue per patient day growth	6.4%
Adjusted EBITDA margin change (c)	90 bps

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenue. Revenue increased $87.6 million, or 14.2%, to $704.3 million for the three months ended March 31, 2023 from $616.7 million for the three months ended March 31, 2022. Same facility revenue increased $81.7 million, or 13.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, resulting from an increase in same facility revenue per day of 6.4%, same facility growth in admissions of 8.6% and same facility growth in patient days of 6.5%. Consistent with same facility revenue growth in 2022, the growth in same facility patient days for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $391.2 million for the three months ended March 31, 2023 compared to $335.8 million for the three months ended March 31, 2022, an increase of $55.4 million. SWB expense included $7.6 million and $7.9 million of equity-based compensation expense for the three months ended March 31, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $383.6 million, or 54.5% of revenue, for the three months ended March 31, 2023, compared to $327.9 million, or 53.2% of revenue, for the three months ended March 31, 2022. The increase in SWB expense relates to incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $345.9 million for the three months ended March 31, 2023, or 49.8% of revenue, compared to $303.3 million for the three months ended March 31, 2022, or 49.4% of revenue.

Professional fees. Professional fees were $41.1 million for the three months ended March 31, 2023, or 5.8% of revenue, compared to $36.9 million for the three months ended March 31, 2022, or 6.0% of revenue. Same facility professional fees were $36.2 million for the three months ended March 31, 2023, or 5.2% of revenue, compared to $33.9 million for the three months ended March 31, 2022, or 5.5% of revenue.

Supplies. Supplies expense was $26.0 million for the three months ended March 31, 2023, or 3.7% of revenue, compared to $23.7 million for the three months ended March 31, 2022, or 3.8% of revenue. Same facility supplies expense was $25.6 million for the three months ended March 31, 2023, or 3.7% of revenue, compared to $23.5 million for the three months ended March 31, 2022, or 3.8% of revenue.

Rents and leases. Rents and leases were $11.4 million for the three months ended March 31, 2023, or 1.6% of revenue, compared to $11.2 million for the three months ended March 31, 2022, or 1.8% of revenue. Same facility rents and leases were $10.6 million for the three months ended March 31, 2023, or 1.5% of revenue, compared to $10.5 million for the three months ended March 31, 2022, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $90.8 million for the three months ended March 31, 2023, or 12.9% of revenue, compared to $81.4 million for the three months ended March 31, 2022, or 13.2% of revenue. Same facility other operating expenses were $84.6 million for the three months ended March 31, 2023, or 12.2% of revenue, compared to $78.7 million for the three months ended March 31, 2022, or 12.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $31.6 million for the three months ended March 31, 2023, or 4.5% of revenue, compared to $28.9 million for the three months ended March 31, 2022, or 4.7% of revenue.

Interest expense. Interest expense was $20.0 million for the three months ended March 31, 2023 compared to $15.8 million for the three months ended March 31, 2022. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt.

Transaction-related expenses. Transaction-related expenses were $6.5 million for the three months ended March 31, 2023, compared to $3.6 million for the three months ended March 31, 2022. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended March 31,
	2023	2022
Management transition costs	$4,800	$1,035
Legal, accounting and other acquisition-related costs	1,640	589
Termination and restructuring costs	31	1,958
	$6,471	$3,582

Provision for income taxes. For the three months ended March 31, 2023, the provision for income taxes was $19.1 million, reflecting an effective tax rate of 22.3%, compared to $17.4 million, reflecting an effective tax rate of 21.9%, for the three months ended March 31, 2022.

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

The following table presents revenue by payor type and as a percentage of revenue for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Commercial	$203,619	28.9%	$195,169	31.6%
Medicare	108,640	15.4%	94,920	15.4%
Medicaid	364,306	51.8%	300,526	48.7%
Self-Pay	20,698	2.9%	19,747	3.2%
Other	7,004	1.0%	6,291	1.1%
Revenue	$704,267	100.0%	$616,653	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2023 and December 31, 2022:

March 31, 2023

	Current	30-90	90-150	>150	Total
Commercial	18.8%	5.0%	2.3%	8.1%	34.2%
Medicare	11.0%	1.8%	0.6%	1.5%	14.9%
Medicaid	33.1%	4.3%	1.9%	5.1%	44.4%
Self-Pay	1.4%	1.5%	1.1%	2.2%	6.2%
Other	0.1%	0.1%	0.0%	0.1%	0.3%
Total	64.4%	12.7%	5.9%	17.0%	100.0%

December 31, 2022

	Current	30-90	90-150	>150	Total
Commercial	18.0%	5.3%	2.8%	8.4%	34.5%
Medicare	11.5%	1.7%	0.7%	1.4%	15.3%
Medicaid	31.7%	4.5%	2.6%	4.7%	43.5%
Self-Pay	1.2%	1.4%	1.2%	2.6%	6.4%
Other	0.2%	0.0%	0.0%	0.1%	0.3%
Total	62.6%	12.9%	7.3%	17.2%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2023 was $44.4 million compared to $76.8 million for the three months ended March 31, 2022. Days sales outstanding were 44 days at both March 31, 2023 and December 31, 2022, respectively.

Cash used in investing activities for the three months ended March 31, 2023 was $66.9 million compared to $49.7 million for the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $66.5 million of cash paid for capital expenditures and $0.8 million of other, offset by $0.4 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2023 was $66.5 million, consisting of routine or maintenance capital expenditures of $18.0 million and expansion capital expenditures of $48.5 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the three months ended March 31, 2023. Cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $50.5 million of cash paid for capital expenditures and $0.5 million of other, offset by $1.3 million of proceeds from the sale of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2022 consisted of $12.0 million of routine capital expenditures and $38.5 million of expansion capital expenditures.

Cash used in financing activities for the three months ended March 31, 2023 was $11.3 million compared to $20.5 million for the three months ended March 31, 2022. Cash used in financing activities for the three months ended March 31, 2023 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $47.7 million and principal payments on long-term debt of $5.3 million, offset by borrowings on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $1.7 million. Cash used in financing activities for the three months ended March 31, 2022 primarily consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $11.7 million, principal payments on revolving credit facility of $10.0 million, principal payments on long-term debt of $2.7 million and distributions of to noncontrolling partners in joint ventures of $0.4 million, offset by $4.3 million of contributions from noncontrolling partners in joint ventures.

We had total available cash and cash equivalents of $63.8 million and $97.6 million at March 31, 2023 and December 31, 2022, respectively, of which approximately $5.5 million and $3.7 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

We believe existing cash on hand, cash flows from operations, the availability under our revolving line of credit and cash from additional financing will be sufficient to meet our expected liquidity needs during the next 12 months.

Credit Facility

We entered into a credit agreement establishing a new Credit Facility on March 17, 2021. The Credit Facility provides for a $600.0 million Revolving Facility and a $425.0 million Term Loan Facility, with each maturing on March 17, 2026. The Revolving Facility further provides for (i) up to $20.0 million which may be utilized for the issuance of letters of credit and (ii) the availability of a swingline facility under which we may borrow up to $20.0 million.

On March 30, 2023, we entered into the First Amendment. The First Amendment replaced LIBOR with Adjusted Term SOFR. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Bank of America or (iii) Adjusted Term SOFR for a one month interest period or (b) Adjusted Term SOFR, in each case plus an applicable margin that varies according to our total leverage ratio from 0.375% to 1.250% in the case of base rate loans and from 1.375% to 2.250% in the case of Adjusted Term SOFR loans. In addition, an unused fee that varies according to our total leverage ratio from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility.

During the three months ended March 31, 2023, we borrowed $40.0 million on the Revolving Facility. We had $481.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2023.

The Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $5.3 million for June 30, 2023 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025 and $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of our Consolidated EBITDA (as defined in the Credit Facility), and (ii) additional amounts that would not cause the Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Facility) to exceed 3.5 to 1.0.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of obligations under the Credit Facility. We and such guarantor subsidiaries have granted a security interest on substantially all personal property assets as collateral for the obligations under the Credit Facility.

The interest rates and the unused line fee on unused commitments related to the Senior Facilities are based upon the following pricing tiers:

Pricing Tier	Consolidated Total Net Leverage Ratio	Term SOFR Loans, SOFR Daily Floating Rate Loans and Letter of Credit Fees	Base Rate Loans	Commitment Fee
1	≥ 4.50:1.0	2.250%	1.250%	0.350%
2	<4.50:1.0 but ≥ 3.75:1.0	2.000%	1.000%	0.300%
3	<3.75:1.0 but ≥ 3.00:1.0	1.750%	0.750%	0.250%
4	<3.00:1.0 but ≥ 2.25:1.0	1.500%	0.500%	0.200%
5	<2.25:1.0	1.375%	0.375%	0.200%

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, among other things, all outstanding loans under the Senior Facilities may be accelerated, the lenders’ commitments may be terminated, and/or the lenders may exercise collateral remedies. At March 31, 2023, we were in compliance with all financial covenants.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes. The 5.500% Senior Notes mature on July 1, 2028 and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023.

Summarized balance sheet information (in thousands):

	March 31, 2023	December 31, 2022
Current assets	$429,651	$396,553
Property and equipment, net	1,546,023	1,517,893
Goodwill	2,105,227	2,105,227
Total noncurrent assets	3,932,645	3,921,336

Current liabilities	343,513	345,606
Long-term debt	1,399,778	1,364,541
Total noncurrent liabilities	1,666,111	1,629,750
Redeemable noncontrolling interests	—	—
Total equity	2,352,672	2,342,533

Summarized operating results information (in thousands):

Three Months Ended March 31, 2022
Revenue	$619,583
Income before income taxes	77,654
Net income	60,612
Net income attributable to Acadia Healthcare Company, Inc.	60,612

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2023 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$101,806	$637,392	$97,000	$984,625	$1,820,823
Operating lease liabilities (b)	33,381	55,227	31,239	64,038	183,885
Finance lease liabilities	990	2,120	2,178	21,550	26,838
Total obligations and commitments	$136,177	$694,739	$130,417	$1,070,213	$2,031,546

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2023.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names, certificates of need and intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

As of our impairment test on October 1, 2022, we have one reporting unit, behavioral health services. The fair value of our behavioral health services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

There have been no material changes in our critical accounting policies at March 31, 2023 from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2023 was composed of $914.7 million of fixed-rate debt and $485.1 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at March 31, 2023, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $4.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	585,699	80.85	—	—
March 1 - March 31	33,869	71.29	—	—
Total	619,568

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1*	First Amendment, dated March 30, 2023, to the Company’s Credit Agreement, dated as of March 17, 2021.

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (2)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for year ended December 31, 2022 (File No. 001-35331).

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

Dated: April 27, 2023