Form 10-Q
period 2023-06-30
Acadia Healthcare Company, Inc.
filed 2023-07-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

At July 28, 2023, there were 92,171,758 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$112,173	$97,649
Accounts receivable, net	345,836	322,439
Other current assets	120,748	86,037
Total current assets	578,757	506,125
Property and equipment, net	2,074,142	1,952,045
Goodwill	2,222,805	2,222,805
Intangible assets, net	71,607	76,041
Deferred tax assets	2,885	2,950
Operating lease right-of-use assets	127,515	135,238
Other assets	72,497	92,697
Total assets	$5,150,208	$4,987,901

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$23,906	$21,250
Accounts payable	148,896	104,723
Accrued salaries and benefits	111,409	125,298
Current portion of operating lease liabilities	26,422	26,463
Other accrued liabilities	121,849	110,592
Total current liabilities	432,482	388,326
Long-term debt	1,372,362	1,364,541
Deferred tax liabilities	92,870	92,588
Operating lease liabilities	110,869	116,429
Other liabilities	130,026	125,033
Total liabilities	2,138,609	2,086,917
Redeemable noncontrolling interests	90,583	88,257
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,128,740 and 89,913,659 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	911	899
Additional paid-in capital	2,628,403	2,658,440
Retained earnings	291,702	153,388
Total equity	2,921,016	2,812,727
Total liabilities and equity	$5,150,208	$4,987,901

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenue	$731,337	$651,719	$1,435,604	$1,268,372
Salaries, wages and benefits (including equity-based compensation expense of $7,348, $6,580, $14,977 and $14,505, respectively)	386,633	339,388	777,810	675,150
Professional fees	43,803	40,440	84,928	77,351
Supplies	26,144	25,022	52,165	48,721
Rents and leases	11,725	11,192	23,149	22,441
Other operating expenses	95,912	84,937	186,750	166,362
Income from provider relief fund	—	(8,550)	—	(8,550)
Depreciation and amortization	32,012	29,128	63,581	58,054
Interest expense, net	20,910	16,565	40,909	32,352
Loss on impairment	8,694	—	8,694	—
Transaction-related expenses	9,074	3,940	15,545	7,522
Total expenses	634,907	542,062	1,253,531	1,079,403
Income before income taxes	96,430	109,657	182,073	188,969
Provision for income taxes	22,881	27,725	41,966	45,127
Net income	73,549	81,932	140,107	143,842
Net income attributable to noncontrolling interests	(1,250)	(1,853)	(1,793)	(2,926)
Net income attributable to Acadia Healthcare Company, Inc.	$72,299	$80,079	$138,314	$140,916
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.79	$0.89	$1.53	$1.57
Diluted	$0.79	$0.88	$1.51	$1.54
Weighted-average shares outstanding:
Basic	91,044	89,724	90,691	89,492
Diluted	91,546	91,473	91,640	91,504

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2021	89,028	$890	$2,636,350	$(119,751)	$2,517,489
Common stock issued under stock incentive plans	633	7	3,742	—	3,749
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(15,490)	—	(15,490)
Equity-based compensation expense	—	—	7,925	—	7,925
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	60,837	60,837
Balance at March 31, 2022	89,661	897	2,632,527	(58,914)	2,574,510
Common stock issued under stock incentive plans	113	1	3,147	—	3,148
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,275)	—	(1,275)
Equity-based compensation expense	—	—	6,580	—	6,580
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	80,079	80,079
Balance at June 30, 2022	89,774	898	2,640,979	21,165	2,663,042
Common stock issued under stock incentive plans	101	1	3,066	—	3,067
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(740)	—	(740)
Equity-based compensation expense	—	—	7,240	—	7,240
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	71,099	71,099
Balance at September 30, 2022	89,875	899	2,650,545	92,264	2,743,708
Common stock issued under stock incentive plans	39	—	1,649	—	1,649
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(287)	—	(287)
Equity-based compensation expense	—	—	7,890	—	7,890
Other	—	—	(1,357)	—	(1,357)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	61,124	61,124
Balance at December 31, 2022	89,914	899	2,658,440	153,388	2,812,727
Common stock issued under stock incentive plans	1,039	11	1,192	—	1,203
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(48,874)	—	(48,874)
Equity-based compensation expense	—	—	7,629	—	7,629
Other	—	—	902	—	902
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	66,015	66,015
Balance at March 31, 2023	90,953	910	2,619,289	219,403	2,839,602
Common stock issued under stock incentive plans	176	1	3,783	—	3,784
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,017)	—	(2,017)
Equity-based compensation expense	—	—	7,348	—	7,348
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	72,299	72,299
Balance at June 30, 2023	91,129	$911	$2,628,403	$291,702	$2,921,016

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Operating activities:
Net income	$140,107	$143,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,581	58,054
Amortization of debt issuance costs	1,651	1,620
Equity-based compensation expense	14,977	14,505
Deferred income taxes	347	7,975
Loss on impairment	8,694	—
Other	1,086	396
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(23,397)	(19,763)
Other current assets	(8,743)	(18,106)
Other assets	(322)	2,550
Accounts payable and other accrued liabilities	21,518	25,518
Accrued salaries and benefits	(13,889)	2,682
Other liabilities	2,568	7,928
Government relief funds	—	(1,212)
Net cash provided by operating activities	208,178	225,989
Investing activities:
Cash paid for capital expenditures	(157,359)	(132,444)
Proceeds from sale of property and equipment	621	1,674
Other	(940)	(5,016)
Net cash used in investing activities	(157,678)	(135,786)
Financing activities:
Borrowings on revolving credit facility	40,000	—
Principal payments on revolving credit facility	(20,000)	(85,000)
Principal payments on long-term debt	(10,625)	(7,969)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(45,904)	(9,868)
Contributions from noncontrolling partners in joint ventures	2,516	8,008
Distributions to noncontrolling partners in joint ventures	(1,983)	(847)
Other	20	28
Net cash used in financing activities	(35,976)	(95,648)
Net increase (decrease) in cash and cash equivalents	14,524	(5,445)
Cash and cash equivalents at beginning of the period	97,649	133,813
Cash and cash equivalents at end of the period	$112,173	$128,368

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At June 30, 2023, the Company operated 250 behavioral healthcare facilities with approximately 11,000 beds in 39 states and Puerto Rico.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Acute inpatient psychiatric facilities	$369,415	$332,547	$731,226	$643,295
Specialty treatment facilities	156,908	140,363	304,211	273,965
Comprehensive treatment centers	123,472	103,363	238,973	203,401
Residential treatment centers	81,542	75,446	161,194	147,711
Revenue	$731,337	$651,719	$1,435,604	$1,268,372

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and six months ended June 30, 2023 and 2022 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$209,383	28.6%	$202,171	31.0%	$413,002	28.8%	$397,340	31.3%
Medicare	109,845	15.0%	97,173	14.9%	218,485	15.2%	192,093	15.1%
Medicaid	391,963	53.6%	326,998	50.2%	756,269	52.7%	627,524	49.6%
Self-Pay	15,804	2.2%	18,630	2.9%	36,502	2.5%	38,377	3.0%
Other	4,342	0.6%	6,747	1.0%	11,346	0.8%	13,038	1.0%
Revenue	$731,337	100.0%	$651,719	100.0%	$1,435,604	100.0%	$1,268,372	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$72,299	$80,079	$138,314	$140,916
Denominator:
Weighted average shares outstanding for basic earnings per share	91,044	89,724	90,691	89,492
Effects of dilutive instruments	502	1,749	949	2,012
Shares used in computing diluted earnings per common share	91,546	91,473	91,640	91,504

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.79	$0.89	$1.53	$1.57
Diluted	$0.79	$0.88	$1.51	$1.54

Approximately 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three months ended June 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive. Approximately 0.5 million and 0.8 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

5.
Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On November 7, 2022, the Company acquired four CTCs located in Georgia from Brand New Start Treatment Centers.

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management transition costs	$6,175	$1,165	$10,976	$2,200
Termination and restructuring costs	1,974	688	2,005	2,646
Legal, accounting and other acquisition-related costs	925	2,087	$2,564	2,676
	$9,074	$3,940	$15,545	$7,522

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Income taxes receivable	$39,487	$5,767
Prepaid expenses	26,883	27,052
Other receivables	14,062	15,371
Workers’ compensation deposits – current portion	12,000	12,000
Assets held for sale	11,496	8,347
Insurance receivable – current portion	9,504	10,158
Inventory	5,437	5,087
Other	1,879	2,255
Other current assets	$120,748	$86,037

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$177,381	$169,137
Building and improvements	1,911,252	1,797,809
Equipment	326,669	292,200
Construction in progress	373,369	349,473
	2,788,671	2,608,619
Less: accumulated depreciation	(714,529)	(656,574)
Property and equipment, net	$2,074,142	$1,952,045

During the three months ended June 30, 2023, the Company recorded a non-cash property impairment charge of $2.0 million and a non-cash operating lease right-of-use asset impairment charge of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of income.

The Company has recorded assets held for sale within other assets on the condensed consolidated balance sheets for closed properties actively marketed of $11.5 million and $8.3 million at June 30, 2023 and December 31, 2022, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,584	11,512	—	—
Trade names	42,156	45,935	—	—
Certificates of need	17,867	18,594	—	—
	71,607	76,041	—	—
Total	$72,738	$77,172	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization. During the three months ended June 30, 2023, the Company recorded a non-cash indefinite-lived intangible asset impairment charge of $4.7 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of income.

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

During 2020, the Company participated in certain relief programs offered through the CARES Act, including receipt of approximately $34.9 million relating to the Public Health and Social Services Emergency Fund (the “PHSSE Fund”), also known as the Provider Relief Fund. During the fourth quarter of 2020, the Company recorded approximately $32.8 million of income from provider relief fund related to PHSSE Fund amounts received in 2020.

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to the PHSSE Fund amounts received. During the year ended December 31, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, the Company recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. The remaining unrecognized funds of $9.0 million are included in other accrued liabilities on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, the additional funds received, including potential repayment of the remaining balance.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, the Company was allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and the Company was required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services. The reporting of the funds is subject to future audit for compliance with the terms and conditions. The Company recognized PHSSE Fund amounts to the extent it had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

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

These regulatory changes were temporary and expired at the end of the COVID-19 public health emergency on May 11, 2023.

The Company is continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

10.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses	$26,833	$26,699
Cost report payable	25,221	13,738
Accrued interest	17,586	17,596
Insurance liability – current portion	12,128	12,128
Accrued property taxes	10,311	9,009
Government relief funds	8,975	8,975
Contract liabilities	4,052	6,653
Finance lease liabilities	990	990
Income taxes payable	130	1,338
Other	15,623	13,466
Other accrued liabilities	$121,849	$110,592

11.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Credit Facility:
Term Loan A	$387,813	$398,438
Revolving Line of Credit	95,000	75,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(11,545)	(12,647)
	1,396,268	1,385,791
Less: current portion	(23,906)	(21,250)
Long-term debt	$1,372,362	$1,364,541

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

During the six months ended June 30, 2023, the Company borrowed $40.0 million on the Revolving Facility and repaid $20.0 million of the balance outstanding. The Company had $501.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2023.

The Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of approximately $5.3 million for September 30, 2023 to March 31, 2024, approximately $8.0 million for June 30, 2024 to March 31, 2025, and approximately $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries are required to guarantee the repayment of the Company’s obligations under the Credit Facility. The Company and such guarantor subsidiaries have granted a security interest on substantially all personal property assets as collateral for the obligations under the Credit Facility.

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, among other things, all outstanding loans under the Senior Facilities may be accelerated, the lenders’ commitments may be terminated, and/or the lenders may exercise collateral remedies. At June 30, 2023, the Company was in compliance with all financial covenants.

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

12.
Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represents the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2023, the Company operated eight facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at December 31, 2022	$88,257
Contributions from noncontrolling partners in joint ventures	2,516
Net income attributable to noncontrolling interests	1,793
Distributions to noncontrolling partners in joint ventures	(1,983)
Balance at June 30, 2023	$90,583

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

At June 30, 2023, the Company operated eight facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day-to-day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at June 30, 2023 and December 31, 2022 include total assets of variable interest entities of $482.1 million and $434.2 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at June 30, 2023 and December 31, 2022 include total liabilities of variable interest entities of $28.8 million and $24.4 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$41,162	$32,478
Accounts receivable, net	29,322	23,789
Other current assets	2,084	2,561
Total current assets	72,568	58,828
Property and equipment, net	347,696	313,358
Goodwill	39,564	39,564
Intangible assets, net	16,139	16,139
Operating lease right-of-use assets	6,118	6,284
Total assets	$482,085	$434,173

Accounts payable	$5,674	$4,650
Accrued salaries and benefits	7,625	6,866
Current portion of operating lease liabilities	253	233
Other accrued liabilities	8,987	6,179
Total current liabilities	22,539	17,928
Operating lease liabilities	6,302	6,433
Total liabilities	$28,841	$24,361

14.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2023, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,637,496 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $7.3 million and $6.6 million in equity-based compensation expense for the three months ended June 30, 2023 and 2022 and $15.0 million and $14.5 million for the six months ended June 30, 2023 and 2022, respectively. Stock compensation expense for the six months ended June 30, 2023 and 2022 is impacted by forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets. At June 30, 2023, there was $92.3 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

The Company recognized a deferred income tax benefit of $2.0 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $4.1 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively.

Stock Options

Stock option activity during 2022 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2022	1,106,069	$42.07
Options granted	334,260	55.73
Options exercised	(285,577)	40.66
Options cancelled	(175,475)	46.98
Options outstanding at December 31, 2022	979,277	46.27
Options granted	255,040	79.49
Options exercised	(122,260)	40.79
Options cancelled	(74,415)	55.07
Options outstanding at June 30, 2023	1,037,642	$54.45	7.57	$22,712
Options exercisable at June 30, 2023	414,762	$42.10	5.93	$13,691

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2023 and year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average grant-date fair value of options	$31.19	$20.72
Risk-free interest rate	4.1%	2.0%
Expected volatility	37%	39%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2022 and 2023 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	926,627	$37.84
Granted	650,396	64.65
Cancelled	(145,205)	49.03
Vested	(386,616)	32.64
Unvested at December 31, 2022	1,045,202	$54.89
Granted	419,790	76.63
Cancelled	(142,930)	54.59
Vested	(323,106)	47.45
Unvested at June 30, 2023	998,956	$66.47

Restricted stock unit activity during 2022 and 2023 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	182,543	33.05
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at December 31, 2022	1,273,800	$20.69
Granted	121,432	68.68
Performance adjustment	365,142	11.84
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at June 30, 2023	237,271	$68.07

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

15.
Income Taxes

The provision for income taxes for the three months ended June 30, 2023 and 2022 reflects effective tax rates of 23.7% and 25.3%, and 23.0% and 23.9% for the six months ended June 30, 2023 and 2022, respectively.

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

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Credit Facility	$481,184	$471,489	$481,184	$471,489
5.500% Senior Notes due 2028	$445,111	$444,694	$411,728	$422,459
5.000% Senior Notes due 2029	$469,973	$469,609	$434,725	$433,214

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

Legal Proceedings

The Company is, from time to time, subject to various claims, lawsuits, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit requests and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. In addition, the federal False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits filed in New Mexico State District Court (collectively, the “Desert Hills Litigation”). These lawsuits each related to abuse that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance.

On July 7, 2023, in connection with one of the lawsuits in the Desert Hills Litigation styled Inman v. Garcia, et al, Case No. D-117-CV-2019-00136 (the “Inman Litigation”), a jury awarded the plaintiff compensatory damages of $80 million and punitive damages of $405 million. This award far exceeds the Company’s reasonable expectation based on the previously resolved complaints and far exceeds any precedent for comparable cases. The Company is evaluating all legal options and intends to challenge this verdict. At this time, the Company is unable to quantify the ultimate liability in connection with the Inman litigation.

The two remaining lawsuits in the Desert Hills Litigation are styled Rael v. Garcia, et al, Case No. D-117-CV-2019-00135 and Endicott-Quinones v. Garcia, et al, Case No. D-117-CV-2019-00137. Both cases seek monetary damages for alleged abuse by the former treatment foster care parents and alleged negligence, professional liability, breach of contract, breach of fiduciary duty and intentional spoliation of evidence by the corporate defendants. At this time, the Company is not able to quantify the ultimate liability in connection with the remaining lawsuits in the Desert Hills Litigation.

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

18.
Subsequent Events

In July 2023, the Company signed a definitive agreement to acquire substantially all of the assets of Turning Point Centers (“Turning Point”), a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services.

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
•
the outcome of pending litigation, including the Desert Hills Litigation;
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
•
the impact of Medicaid eligibility determinations associated with the end of COVID-related Medicaid continuing coverage requirements;
•
the impact of disruptions on our inpatient and outpatient volumes caused by pandemics, epidemics or outbreaks of infectious diseases, such as the COVID-19 pandemic;

•
our dependence on key management personnel, key executives and local facility management personnel, and the impact of any disruptions from the recent transition of various executives;
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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At June 30, 2023, we operated 250 behavioral healthcare facilities with approximately 11,000 beds in 39 states and Puerto Rico. During the six months ended June 30, 2023, we added 204 beds to existing facilities and opened two CTCs. For the year ending December 31, 2023, we expect to add approximately 300 beds through additions to existing facilities, and we expect to open two wholly-owned facilities, two joint venture facilities and at least six CTCs.

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

CARES Act and Other Regulatory Matters

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

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the PPP Act. Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act was in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and has been disbursed to providers under terms and conditions similar to the CARES Act funds. In 2020, we received approximately $34.9 million of the funds distributed from the PHSSE Fund. During the fourth quarter of 2020, we recorded approximately $32.8 million of income from provider relief fund related to PHSSE Fund amounts received in 2020.

In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to the PHSSE Fund amounts received. During the year ended December 31, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the ARP Rural Payments for Hospitals. During the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. The remaining ARP funds of $9.0 million are included in other accrued liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received, including potential repayment of the remaining balance.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and we were required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services. The reporting of the funds is subject to future audit for compliance with the terms and conditions. We recognized PHSSE Fund amounts to the extent we had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

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

These regulatory changes were temporary and expired at the end of the COVID-19 public health emergency on May 11, 2023.

We are continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$731,337	100.0%	$651,719	100.0%	$1,435,604	100.0%	$1,268,372	100.0%
Salaries, wages and benefits	386,633	52.8%	339,388	52.1%	777,810	54.3%	675,150	53.2%
Professional fees	43,803	6.0%	40,440	6.2%	84,928	5.9%	77,351	6.1%
Supplies	26,144	3.6%	25,022	3.8%	52,165	3.6%	48,721	3.8%
Rents and leases	11,725	1.6%	11,192	1.7%	23,149	1.6%	22,441	1.8%
Other operating expenses	95,912	13.1%	84,937	13.0%	186,750	13.0%	166,362	13.1%
Income from provider relief fund	—	0.0%	(8,550)	-1.3%	—	0.0%	(8,550)	-0.7%
Depreciation and amortization	32,012	4.4%	29,128	4.5%	63,581	4.4%	58,054	4.6%
Interest expense	20,910	2.9%	16,565	2.5%	40,909	2.8%	32,352	2.6%
Loss on impairment	8,694	1.2%	—	0.0%	8,694	0.6%	—	0.0%
Transaction-related expenses	9,074	1.2%	3,940	0.6%	15,545	1.1%	7,522	0.6%
Total expenses	634,907	86.8%	542,062	83.1%	1,253,531	87.3%	1,079,403	85.1%
Income before income taxes	96,430	13.2%	109,657	16.9%	182,073	12.7%	188,969	14.9%
Provision for income taxes	22,881	3.1%	27,725	4.3%	41,966	3.0%	45,127	3.6%
Net income	73,549	10.1%	81,932	12.6%	140,107	9.8%	143,842	11.3%
Net income attributable to noncontrolling interests	(1,250)	-0.2%	(1,853)	-0.3%	(1,793)	-0.1%	(2,926)	-0.2%
Net income attributable to Acadia Healthcare Company, Inc.	$72,299	9.9%	$80,079	12.3%	$138,314	9.6%	$140,916	11.1%

We believe that we are well positioned to help meet the growing demand for behavioral health services and we recorded a revenue growth rate of more than 13% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Similar to many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation in the six months ended June 30, 2023 compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across our 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and six months ended June 30, 2023 compared to the same periods in 2022:

	Three Months Ended	Six Months Ended
Same Facility Results (a)
Revenue growth	11.4%	12.3%
Patient days growth	4.9%	5.7%
Admissions growth	4.3%	6.4%
Average length of stay change (b)	0.6%	-0.7%
Revenue per patient day growth	6.1%	6.3%
Adjusted EBITDA margin change (c)	-30 bps	30 bps
Adjusted EBITDA margin excluding income from provider relief fund (d)	100 bps	100 bps

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.
(c)
Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, loss on impairment, transaction-related expenses, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(d)
For the three and six months ended June 30, 2022, excludes income from provider relief fund of $8.6 million.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue. Revenue increased $79.6 million, or 12.2%, to $731.3 million for the three months ended June 30, 2023 from $651.7 million for the three months ended June 30, 2022. Same facility revenue increased $73.7 million, or 11.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, resulting from an increase in same facility revenue per day of 6.1%, same facility growth in admissions of 4.3% and same facility growth in patient days of 4.9%. Consistent with same facility revenue growth in 2022, the growth in same facility patient days for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $386.6 million for the three months ended June 30, 2023 compared to $339.4 million for the three months ended June 30, 2022, an increase of $47.2 million. SWB expense included $7.3 million and $6.6 million of equity-based compensation expense for the three months ended June 30, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $379.3 million, or 51.9% of revenue, for the three months ended June 30, 2023, compared to $332.8 million, or 51.1% of revenue, for the three months ended June 30, 2022. The increase in SWB expense relates to incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $342.7 million for the three months ended June 30, 2023, or 47.5% of revenue, compared to $308.0 million for the three months ended June 30, 2022, or 47.6% of revenue.

Professional fees. Professional fees were $43.8 million for the three months ended June 30, 2023, or 6.0% of revenue, compared to $40.4 million for the three months ended June 30, 2022, or 6.2% of revenue. Same facility professional fees were $39.1 million for the three months ended June 30, 2023, or 5.4% of revenue, compared to $37.4 million for the three months ended June 30, 2022, or 5.8% of revenue.

Supplies. Supplies expense was $26.1 million for the three months ended June 30, 2023, or 3.6% of revenue, compared to $25.0 million for the three months ended June 30, 2022, or 3.8% of revenue. Same facility supplies expense was $25.6 million for the three months ended June 30, 2023, or 3.6% of revenue, compared to $24.8 million for the three months ended June 30, 2022, or 3.8% of revenue.

Rents and leases. Rents and leases were $11.7 million for the three months ended June 30, 2023, or 1.6% of revenue, compared to $11.2 million for the three months ended June 30, 2022, or 1.7% of revenue. Same facility rents and leases were $10.6 million for the three months ended June 30, 2023, or 1.5% of revenue, compared to $10.5 million for the three months ended June 30, 2022, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $95.9 million for the three months ended June 30, 2023, or 13.1% of revenue, compared to $84.9 million for the three months ended June 30, 2022, or 13.0% of revenue. Same facility other operating expenses were $88.7 million for the three months ended June 30, 2023, or 12.3% of revenue, compared to $80.9 million for the three months ended June 30, 2022, or 12.5% of revenue.

Income from provider relief fund. For the three months ended June 30, 2022, we recorded $8.6 million in income from provider relief fund related to PHSSE Fund amounts received in 2021.

Depreciation and amortization. Depreciation and amortization expense was $32.0 million for the three months ended June 30, 2023, or 4.4% of revenue, compared to $29.1 million for the three months ended June 30, 2022, or 4.5% of revenue.

Interest expense. Interest expense was $20.9 million for the three months ended June 30, 2023 compared to $16.6 million for the three months ended June 30, 2022. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt.

Loss on impairment. During the second quarter of 2023, we recorded non-cash impairment charges totaling $8.7 million related to the closure of certain facilities. The non-cash impairment charges include indefinite-lived intangible asset impairment of $4.7 million, property impairment of $2.0 million and operating lease right-of-use asset impairment of $2.0 million.

Transaction-related expenses. Transaction-related expenses were $9.1 million for the three months ended June 30, 2023, compared to $3.9 million for the three months ended June 30, 2022. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended June 30,
	2023	2022
Management transition costs	$6,175	$1,165
Termination and restructuring costs	1,974	688
Legal, accounting and other acquisition-related costs	925	2,087
	$9,074	$3,940

Provision for income taxes. For the three months ended June 30, 2023, the provision for income taxes was $22.9 million, reflecting an effective tax rate of 23.7%, compared to $27.7 million, reflecting an effective tax rate of 25.3%, for the three months ended June 30, 2022.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue. Revenue increased $167.2 million, or 13.2%, to $1,435.6 million for the six months ended June 30, 2023 from $1,268.4 million for the six months ended June 30, 2022. Same facility revenue increased $155.3 million, or 12.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, resulting from an increase in same facility revenue per day of 6.3%, same facility growth in admissions of 6.4% and same facility growth in patient days of 5.7%. Consistent with same facility revenue growth in 2022, the growth in same facility patient days for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $777.8 million for the six months ended June 30, 2023 compared to $675.2 million for the six months ended June 30, 2022, an increase of $102.7 million. SWB expense included $15.0 million and $14.5 million of equity-based compensation expense for the six months ended June 30, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $762.8 million, or 53.1% of revenue, for the six months ended June 30, 2023, compared to $660.6 million, or 52.1% of revenue, for the six months ended June 30, 2022. The increase in SWB expense relates to incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $688.7 million for the six months ended June 30, 2023, or 48.6% of revenue, compared to $611.2 million for the six months ended June 30, 2022, or 48.5% of revenue.

Professional fees. Professional fees were $84.9 million for the six months ended June 30, 2023, or 5.9% of revenue, compared to $77.4 million for the six months ended June 30, 2022, or 6.1% of revenue. Same facility professional fees were $75.3 million for the six months ended June 30, 2023, or 5.3% of revenue, compared to $71.3 million for the six months ended June 30, 2022, or 5.7% of revenue.

Supplies. Supplies expense was $52.2 million for the six months ended June 30, 2023, or 3.6% of revenue, compared to $48.7 million for the six months ended June 30, 2023, or 3.8% of revenue. Same facility supplies expense was $51.2 million for the six months ended June 30, 2023, or 3.6% of revenue, compared to $48.3 million for the six months ended June 30, 2022, or 3.8% of revenue.

Rents and leases. Rents and leases were $23.1 million for the six months ended June 30, 2023, or 1.6% of revenue, compared to $22.4 million for the six months ended June 30, 2022, or 1.8% of revenue. Same facility rents and leases were $21.2 million for the six months ended June 30, 2023, or 1.5% of revenue, compared to $20.9 million for the six months ended June 30, 2022, or 1.7% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $186.8 million for the six months ended June 30, 2023, or 13.0% of revenue, compared to $166.4 million for the six months ended June 30, 2022, or 13.1% of revenue. Same facility other operating expenses were $173.3 million for the six months ended June 30, 2023, or 12.2% of revenue, compared to $159.6 million for the six months ended June 30, 2022, or 12.7% of revenue.

Income from provider relief fund. For the six months ended June 30, 2022, we recorded $8.6 million in income from provider relief fund related to PHSSE Fund amounts received in 2021.

Depreciation and amortization. Depreciation and amortization expense was $63.6 million for the six months ended June 30, 2023, or 4.4% of revenue, compared to $58.1 million for the six months ended June 30, 2022, or 4.6% of revenue.

Interest expense. Interest expense was $40.9 million for the six months ended June 30, 2023 compared to $32.4 million for the six months ended June 30, 2022. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt.

Loss on impairment. During the second quarter of 2023, we recorded non-cash impairment charges totaling $8.7 million related to the closure of certain facilities. The non-cash impairment charges include indefinite-lived intangible asset impairment of $4.7 million, property impairment of $2.0 million and operating lease right-of-use asset impairment of $2.0 million.

Transaction-related expenses. Transaction-related expenses were $15.5 million for the six months ended June 30, 2023, compared to $7.5 million for the six months ended June 30, 2022. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Six Months Ended June 30,
	2023	2022
Management transition costs	$10,976	$2,200
Legal, accounting and other acquisition-related costs	2,564	2,676
Termination and restructuring costs	2,005	2,646
	$15,545	$7,522

Provision for income taxes. For the six months ended June 30, 2023, the provision for income taxes was $42.0 million, reflecting an effective tax rate of 23.0%, compared to $45.1 million, reflecting an effective tax rate of 23.9%, for the six months ended June 30, 2022.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$209,383	28.6%	$202,171	31.0%	$413,002	28.8%	$397,340	31.3%
Medicare	109,845	15.0%	97,173	14.9%	218,485	15.2%	192,093	15.1%
Medicaid	391,963	53.6%	326,998	50.2%	756,269	52.7%	627,524	49.6%
Self-Pay	15,804	2.2%	18,630	2.9%	36,502	2.5%	38,377	3.0%
Other	4,342	0.6%	6,747	1.0%	11,346	0.8%	13,038	1.0%
Revenue	$731,337	100.0%	$651,719	100.0%	$1,435,604	100.0%	$1,268,372	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2023 and December 31, 2022:

June 30, 2023

	Current	30-90	90-150	>150	Total
Commercial	19.8%	5.2%	3.3%	8.6%	36.9%
Medicare	10.0%	1.4%	0.8%	1.4%	13.6%
Medicaid	31.7%	3.9%	2.6%	4.9%	43.1%
Self-Pay	1.2%	1.4%	1.5%	2.3%	6.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	62.7%	11.9%	8.2%	17.2%	100.0%

December 31, 2022

	Current	30-90	90-150	>150	Total
Commercial	18.0%	5.3%	2.8%	8.4%	34.5%
Medicare	11.5%	1.7%	0.7%	1.4%	15.3%
Medicaid	31.7%	4.5%	2.6%	4.7%	43.5%
Self-Pay	1.2%	1.4%	1.2%	2.6%	6.4%
Other	0.2%	0.0%	0.0%	0.1%	0.3%
Total	62.6%	12.9%	7.3%	17.2%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2023 was $208.2 million compared to $226.0 million for the six months ended June 30, 2022. Days sales outstanding at June 30, 2023 was 43 compared to 44 at December 31, 2022.

Cash used in investing activities for the six months ended June 30, 2023 was $157.7 million compared to $135.8 million for the six months ended June 30, 2022. Cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $157.4 million of cash paid for capital expenditures and $0.9 million of other, offset by $0.6 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2023 was $157.4 million, consisting of routine or maintenance capital expenditures of $39.5 million and expansion capital expenditures of $117.9 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the six months ended June 30, 2023. Cash used in investing activities for the six months ended June 30, 2022 primarily consisted of $132.4 million of cash paid for capital expenditures and $5.0 million of other, offset by $1.7 million of proceeds from the sale of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2022 consisted of $32.2 million of routine capital expenditures and $100.2 million of expansion capital expenditures.

Cash used in financing activities for the six months ended June 30, 2023 was $36.0 million compared to $95.6 million for the six months ended June 30, 2022. Cash used in financing activities for the six months ended June 30, 2023 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $45.9 million, principal payments on revolving credit facility of $20.0 million, principal payments on long-term debt of $10.6 million and distributions to noncontrolling partners in joint ventures of $2.0 million, offset by borrowings on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $2.5 million. Cash used in financing activities for the six months ended June 30, 2022 primarily consisted of principal payments on revolving credit facility of $85.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $9.9 million, principal payments on long-term debt of $8.0 million and distributions of to noncontrolling partners in joint ventures of $0.8 million, offset by $8.0 million of contributions from noncontrolling partners in joint ventures.

We had total available cash and cash equivalents of $112.2 million and $97.6 million at June 30, 2023 and December 31, 2022, respectively, of which approximately $6.5 million and $3.7 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

We believe existing cash on hand, cash flows from operations, the availability under our revolving line of credit and cash from additional financing will be sufficient to meet our expected liquidity needs during the next 12 months.

Desert Hills Litigation

As described in more detail in Note 17 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on July 7, 2023, a jury in our pending Inman Litigation awarded the plaintiff compensatory damages of $80 million and punitive damages of $405 million. We are evaluating all legal options and intend to challenge this verdict. During the pendency of the challenge, we may be required to post a bond in an amount of up to $970 million. Neither the verdict nor the posting of the anticipated bond would result in a default under our debt instruments. At this time, we are not able to quantify the ultimate liability in connection with the Inman Litigation, or the potential liability in connection with similar unresolved lawsuits constituting the Desert Hills Litigation, however it may have a material impact on our financial condition and liquidity.

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

During the six months ended June 30, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $20.0 million of the balance outstanding. We had $501.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2023.

The Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $5.3 million for September 30, 2023 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025 and $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Senior Facilities, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of the Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of our Consolidated EBITDA (as defined in the Credit Facility), and (ii) additional amounts that would not cause the Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Facility) to exceed 3.5 to 1.0.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries are required to guarantee the repayment of obligations under the Credit Facility. We and such guarantor subsidiaries have granted a security interest on substantially all personal property assets as collateral for the obligations under the Credit Facility.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, among other things, all outstanding loans under the Senior Facilities may be accelerated, the lenders’ commitments may be terminated, and/or the lenders may exercise collateral remedies. At June 30, 2023, we were in compliance with all financial covenants.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at June 30, 2023 and December 31, 2022, and for the six months ended June 30, 2023.

Summarized balance sheet information (in thousands):

	June 30, 2023	December 31, 2022
Current assets	$459,105	$396,553
Property and equipment, net	1,607,465	1,517,893
Goodwill	2,105,227	2,105,227
Total noncurrent assets	3,987,866	3,921,336

Current liabilities	391,674	345,606
Long-term debt	1,372,362	1,364,541
Total noncurrent liabilities	1,636,542	1,629,750
Redeemable noncontrolling interests	—	—
Total equity	2,418,755	2,342,533

Summarized operating results information (in thousands):

Six Months Ended June 30, 2023
Revenue	$1,260,227
Income before income taxes	161,970
Net income	125,111
Net income attributable to Acadia Healthcare Company, Inc.	125,111

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2023 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$104,256	$601,500	$547,000	$522,500	$1,775,256
Operating lease liabilities (b)	33,245	53,984	29,522	61,974	178,725
Finance lease liabilities	990	2,145	2,178	21,277	26,590
Total obligations and commitments	$138,491	$657,629	$578,700	$605,751	$1,980,571

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2023.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at June 30, 2023 from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2023 was composed of $915.1 million of fixed-rate debt and $457.3 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at June 30, 2023, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $4.6 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. During the three months ended June 30, 2023, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

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

For example, as described in more detail in Note 17 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on July 7, 2023, a jury in our pending Inman Litigation awarded the plaintiff compensatory damages of $80 million and punitive damages of $405 million, and could face additional damages in connection with similar unresolved lawsuits constituting the Desert Hills Litigation.

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

We are subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions, such as the Desert Hills Litigation, may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. We maintain liability insurance intended to cover service user, third-party and employee personal injury claims. Due to the structure of our insurance program under which we carry a large self-insured retention, there may be substantial claims in respect of which the liability for damages and costs falls to us before being met by any insurance underwriter. There may also be claims in excess of our insurance coverage or claims which are not covered by our insurance due to other policy limitations or exclusions or where we have failed to comply with the terms of the policy. Furthermore, there can be no assurance that we will be able to obtain liability insurance coverage in the future on acceptable terms, or without substantial premium increases or at all, particularly if there is a deterioration in our claim experience history. A successful claim against us not covered by or in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	4,060	$68.21	—	—
May 1 - May 31	11,948	68.08	—	—
June 1 - June 30	2,904	70.27	—	—
Total	18,912

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	Employment Agreement, dated as of June 1, 2023, by and between Acadia Management Company, Inc. and Heather Dixon. (2)

10.2*	Employment Agreement, dated as of June 30, 2023, by and between Acadia Management Company, Inc. and Brian Farley.

10.3*	First Amendment to Employment Agreement, dated as of July 6, 2023, by and between Acadia Management Company, Inc. and Brian Farley

10.4	Separation and Consulting Agreement, dated June 28, 2023 between Acadia Management Company, LLC and Laurence Harrod. (3)

10.5	Separation and Transition Agreement, dated July 5, 2023 between Acadia Management Company, LLC. and Chris Howard. (3)

10.6	Transition Agreement, dated July 5, 2023, by and between Acadia Management Company, LLC and David Duckworth. (3)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (4)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 2, 2023 (File No. 001-35331).
(3)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 5, 2023 (File No. 001-35331).
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

Acadia Healthcare Company, Inc.

By:	/s/ Heather Dixon
Heather Dixon
Chief Financial Officer

Dated: July 28, 2023