Form 10-Q
period 2023-09-30
Acadia Healthcare Company, Inc.
filed 2023-11-03
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

At November 3, 2023, there were 92,216,476 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99,591	$97,649
Accounts receivable, net	362,666	322,439
Other current assets	241,218	86,037
Total current assets	703,475	506,125
Property and equipment, net	2,145,599	1,952,045
Goodwill	2,225,962	2,222,805
Intangible assets, net	73,811	76,041
Deferred tax assets	2,850	2,950
Operating lease right-of-use assets	122,090	135,238
Other assets	72,431	92,697
Total assets	$5,346,218	$4,987,901

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$26,563	$21,250
Accounts payable	149,874	104,723
Accrued salaries and benefits	122,264	125,298
Current portion of operating lease liabilities	26,242	26,463
Other accrued liabilities	539,947	110,592
Total current liabilities	864,890	388,326
Long-term debt	1,349,954	1,364,541
Deferred tax liabilities	70,450	92,588
Operating lease liabilities	104,873	116,429
Other liabilities	145,907	125,033
Total liabilities	2,536,074	2,086,917
Redeemable noncontrolling interests	97,582	88,257
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,204,474 and 89,913,659 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	912	899
Additional paid-in capital	2,637,658	2,658,440
Retained earnings	73,992	153,388
Total equity	2,712,562	2,812,727
Total liabilities and equity	$5,346,218	$4,987,901

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenue	$750,334	$666,732	$2,185,938	$1,935,104
Salaries, wages and benefits (including equity-based compensation expense of $8,163, $7,240, $23,140 and $21,745, respectively)	394,150	352,582	1,171,960	1,027,732
Professional fees	45,540	40,367	130,468	117,718
Supplies	27,147	25,570	79,312	74,291
Rents and leases	11,731	11,339	34,880	33,780
Other operating expenses	104,048	88,993	290,798	255,355
Income from provider relief fund	(4,442)	(7,656)	(4,442)	(16,206)
Depreciation and amortization	33,388	29,573	96,969	87,627
Interest expense, net	20,742	18,003	61,651	50,355
Legal settlements expense	394,181	—	394,181	—
Loss on impairment	—	—	8,694	—
Transaction-related expenses	11,247	10,859	26,792	18,381
Total expenses	1,037,732	569,630	2,291,263	1,649,033
(Loss) income before income taxes	(287,398)	97,102	(105,325)	286,071
(Benefit from) provision for income taxes	(71,873)	24,056	(29,907)	69,183
Net (loss) income	(215,525)	73,046	(75,418)	216,888
Net income attributable to noncontrolling interests	(2,185)	(1,947)	(3,978)	(4,873)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(217,710)	$71,099	$(79,396)	$212,015
(Loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$(2.39)	$0.79	$(0.87)	$2.37
Diluted	$(2.39)	$0.78	$(0.87)	$2.31
Weighted-average shares outstanding:
Basic	91,168	89,833	90,852	89,607
Diluted	91,168	91,723	90,852	91,668

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2021	89,028	$890	$2,636,350	$(119,751)	$2,517,489
Common stock issued under stock incentive plans	633	7	3,742	—	3,749
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(15,490)	—	(15,490)
Equity-based compensation expense	—	—	7,925	—	7,925
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	60,837	60,837
Balance at March 31, 2022	89,661	897	2,632,527	(58,914)	2,574,510
Common stock issued under stock incentive plans	113	1	3,147	—	3,148
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,275)	—	(1,275)
Equity-based compensation expense	—	—	6,580	—	6,580
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	80,079	80,079
Balance at June 30, 2022	89,774	898	2,640,979	21,165	2,663,042
Common stock issued under stock incentive plans	101	1	3,066	—	3,067
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(740)	—	(740)
Equity-based compensation expense	—	—	7,240	—	7,240
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	71,099	71,099
Balance at September 30, 2022	89,875	899	2,650,545	92,264	2,743,708
Common stock issued under stock incentive plans	39	—	1,649	—	1,649
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(287)	—	(287)
Equity-based compensation expense	—	—	7,890	—	7,890
Other	—	—	(1,357)	—	(1,357)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	61,124	61,124
Balance at December 31, 2022	89,914	899	2,658,440	153,388	2,812,727
Common stock issued under stock incentive plans	1,039	11	1,192	—	1,203
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(48,874)	—	(48,874)
Equity-based compensation expense	—	—	7,629	—	7,629
Other	—	—	902	—	902
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	66,015	66,015
Balance at March 31, 2023	90,953	910	2,619,289	219,403	2,839,602
Common stock issued under stock incentive plans	176	1	3,783	—	3,784
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,017)	—	(2,017)
Equity-based compensation expense	—	—	7,348	—	7,348
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	72,299	72,299
Balance at June 30, 2023	91,129	911	2,628,403	291,702	2,921,016
Common stock issued under stock incentive plans	76	1	1,553	—	1,554
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(843)	—	(843)
Equity-based compensation expense	—	—	8,163	—	8,163
Other	—	—	382	—	382
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(217,710)	(217,710)
Balance at September 30, 2023	91,205	$912	$2,637,658	$73,992	$2,712,562

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating activities:
Net (loss) income	$(75,418)	$216,888
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	96,969	87,627
Amortization of debt issuance costs	2,485	2,440
Equity-based compensation expense	23,140	21,745
Deferred income taxes	(21,655)	20,176
Legal settlements expense	394,181	—
Loss on impairment	8,694	—
Other	1,423	2,422
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(40,227)	(35,538)
Other current assets	(77,165)	(28,692)
Other assets	309	3,373
Accounts payable and other accrued liabilities	23,057	7,729
Accrued salaries and benefits	(3,038)	(8,831)
Other liabilities	17,723	10,303
Government relief funds	(4,442)	(32,617)
Net cash provided by operating activities	346,036	267,025
Investing activities:
Cash paid for acquisitions, net of cash acquired	(349)	—
Cash paid for capital expenditures	(285,410)	(208,792)
Proceeds from sale of property and equipment	633	1,784
Other	(1,925)	(6,802)
Net cash used in investing activities	(287,051)	(213,810)
Financing activities:
Borrowings on revolving credit facility	40,000	—
Principal payments on revolving credit facility	(35,000)	(85,000)
Principal payments on long-term debt	(15,938)	(13,281)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(45,193)	(7,541)
Contributions from noncontrolling partners in joint ventures	2,538	13,178
Distributions to noncontrolling partners in joint ventures	(3,480)	(1,004)
Other	30	39
Net cash used in financing activities	(57,043)	(93,609)
Net increase (decrease) in cash and cash equivalents	1,942	(40,394)
Cash and cash equivalents at beginning of the period	97,649	133,813
Cash and cash equivalents at end of the period	$99,591	$93,419
Effect of acquisitions:
Assets acquired, excluding cash	$6,766	$—
Liabilities assumed	(128)	—
Redeemable noncontrolling interest resulting from an acquisition	(6,289)	—
Cash paid for acquisitions, net of cash acquired	$349	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates inpatient psychiatric facilities, residential treatment centers, group homes, substance abuse facilities and facilities providing outpatient behavioral healthcare services to serve the behavioral health and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At September 30, 2023, the Company operated 253 behavioral healthcare facilities with approximately 11,100 beds in 39 states and Puerto Rico.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acute inpatient psychiatric facilities	$382,406	$340,929	$1,113,632	$984,224
Specialty treatment facilities	158,705	145,799	462,916	419,764
Comprehensive treatment centers	129,645	106,679	368,618	310,080
Residential treatment centers	79,578	73,325	240,772	221,036
Revenue	$750,334	$666,732	$2,185,938	$1,935,104

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and nine months ended September 30, 2023 and 2022 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$212,328	28.3%	$193,626	29.0%	$625,330	28.6%	$590,966	30.5%
Medicare	117,348	15.6%	101,246	15.2%	335,819	15.4%	293,339	15.2%
Medicaid	400,483	53.4%	343,067	51.5%	1,156,766	52.9%	970,591	50.2%
Self-Pay	15,524	2.1%	20,013	3.0%	52,026	2.4%	58,390	3.0%
Other	4,651	0.6%	8,780	1.3%	15,997	0.7%	21,818	1.1%
Revenue	$750,334	100.0%	$666,732	100.0%	$2,185,938	100.0%	$1,935,104	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(217,710)	$71,099	$(79,396)	$212,015
Denominator:
Weighted average shares outstanding for basic earnings per share	91,168	89,833	90,852	89,607
Effects of dilutive instruments	—	1,890	—	2,061
Shares used in computing diluted earnings per common share	91,168	91,723	90,852	91,668

(Loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$(2.39)	$0.79	$(0.87)	$2.37
Diluted	$(2.39)	$0.78	$(0.87)	$2.31

For the three and nine months ended September 30, 2023, approximately 0.5 million and 0.8 million, respectively, outstanding shares of restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been included in the calculation of weighted-average shares outstanding-diluted. These shares are excluded from the calculation of diluted earnings per share in the condensed consolidated statement of operations because the net loss for both the three and nine months ended September 30, 2023 causes such securities to be anti-dilutive. Approximately 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2023, respectively, because their effect would have been anti-dilutive. Approximately 0.1 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2022, respectively, because their effect would have been anti-dilutive.

5.
Acquisitions

The Company’s strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On November 7, 2022, the Company completed the acquisition of four CTCs located in Georgia from Brand New Start Treatment Centers.

In July 2023, the Company signed a definitive agreement to acquire substantially all of the assets of Turning Point Centers (“Turning Point”), a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services. The transaction is expected to close by the end of 2023.

Goodwill

The changes in goodwill are as follows (in thousands):

Balance at January 1, 2022	$2,199,937
Increase from acquisitions	9,488
Adjustments related to 2021 acquisitions	8,761
Increase from contributions of redeemable noncontrolling interests	4,619
Balance at December 31, 2022	2,222,805
Increase from acquisitions	336
Increase from contributions of redeemable noncontrolling interests	2,821
Balance at September 30, 2023	$2,225,962

Transaction-related expenses

Transaction-related expenses represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction-related expenses comprised the following costs for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Legal, accounting and other acquisition-related costs	$4,196	$2,020	$6,761	$4,696
Management transition costs	3,615	5,626	14,590	7,826
Termination and restructuring costs	3,436	3,213	5,441	5,859
	$11,247	$10,859	$26,792	$18,381

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Income taxes receivable	$102,365	$5,767
Prepaid expenses	38,082	27,052
Insurance receivable – current portion	36,579	10,158
Assets held for sale	30,522	8,347
Other receivables	14,288	15,371
Workers’ compensation deposits – current portion	12,000	12,000
Inventory	5,475	5,087
Other	1,907	2,255
Other current assets	$241,218	$86,037

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$182,393	$169,137
Building and improvements	1,997,522	1,797,809
Equipment	345,873	292,200
Construction in progress	353,001	349,473
	2,878,789	2,608,619
Less: accumulated depreciation	(733,190)	(656,574)
Property and equipment, net	$2,145,599	$1,952,045

During the nine months ended September 30, 2023, the Company recorded a non-cash property impairment charge of $2.0 million and a non-cash operating lease right-of-use asset impairment charge of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations.

The Company has recorded assets held for sale within other assets on the condensed consolidated balance sheets for closed properties actively marketed of $30.5 million and $8.3 million at September 30, 2023 and December 31, 2022, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,651	11,512	—	—
Trade names	43,210	45,935	—	—
Certificates of need	18,950	18,594	—	—
	73,811	76,041	—	—
Total	$74,942	$77,172	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization. During the nine months ended September 30, 2023, the Company recorded a non-cash indefinite-lived intangible asset impairment charge of $4.7 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations.

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

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to the PHSSE Fund amounts received. During the year ended December 31, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, the Company recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. During the third quarter of 2023, the Company recorded $4.4 million of income from provider relief fund related to ARP funds received. The remaining unrecognized funds of $4.5 million and $9.0 million are included in other accrued liabilities on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively. The Company continues to evaluate its compliance with the terms and conditions to, and the financial impact of, the additional funds received, including potential repayment of the remaining balance.

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

The CARES Act also provided for certain federal income and other tax changes. The Company received a cash benefit of approximately $39.3 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. The Company repaid half of the $39.3 million of payroll tax deferrals during the third quarter of 2021 and repaid the remaining portion in the third quarter of 2022 to eliminate the liability.

These regulatory changes were temporary and expired at the end of the COVID-19 public health emergency on May 11, 2023.

The Company is continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

10.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued legal settlements	$394,181	$—
Insurance liability – current portion	38,690	12,128
Accrued expenses	35,000	26,699
Cost report payable	20,527	13,738
Accrued interest	17,400	17,596
Accrued property taxes	11,684	9,009
Government relief funds	4,534	8,975
Contract liabilities	2,585	6,653
Finance lease liabilities	990	990
Income taxes payable	696	1,338
Other	13,660	13,466
Other accrued liabilities	$539,947	$110,592

11.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Credit Facility:
Term Loan A	$382,500	$398,438
Revolving Line of Credit	80,000	75,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(10,983)	(12,647)
	1,376,517	1,385,791
Less: current portion	(26,563)	(21,250)
Long-term debt	$1,349,954	$1,364,541

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

During the nine months ended September 30, 2023, the Company borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. The Company had $516.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2023.

The Credit Facility requires quarterly term loan principal repayments for the Term Loan Facility of approximately $5.3 million for December 31, 2023 to March 31, 2024, approximately $8.0 million for June 30, 2024 to March 31, 2025, and approximately $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, among other things, all outstanding loans under the Senior Facilities may be accelerated, the lenders’ commitments may be terminated, and/or the lenders may exercise collateral remedies. At September 30, 2023, the Company was in compliance with all financial covenants.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, the Company issued $450.0 million of 5.500% Senior Notes due 2028 (the “5.500% Senior Notes”). The 5.500% Senior Notes mature on July 1, 2028, and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year.

5.000% Senior Notes due 2029

On October 14, 2020, the Company issued $475.0 million of 5.000% Senior Notes due 2029 (the “5.000% Senior Notes”). The 5.000% Senior Notes mature on April 15, 2029, and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

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

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and in the amounts set forth in the applicable indentures.

12.
Commitments and Contingencies

Professional and General Liability

A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $5.0 million per claim and $10.0 million for certain other claims through August 31, 2023, and $7.0 million and $10.0 million for certain other claims thereafter. The Company has obtained reinsurance coverage from a third party to cover claims in excess of those retention limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million in the aggregate for certain other claims through August 31, 2023, and $78.0 million or $75.0 million in the aggregate for certain other claims thereafter. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

Legal Proceedings

The Company is, from time to time, subject to various claims, lawsuits, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of the Company’s individual facilities have received, and from time to time, the Company's facilities may receive, subpoenas, civil investigative demands, audit requests and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations and violations of the federal False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. In addition, the False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance.

On July 7, 2023, in connection with one of the lawsuits in the Desert Hills Litigation styled Inman v. Garcia, et al, Case No. D-117-CV-2019-00136 (the “Inman Litigation”), a jury awarded the plaintiff compensatory damages of $80.0 million and punitive damages of $405.0 million. This award far exceeded the Company’s reasonable expectation based on the previously resolved complaints and far exceeded any precedent for comparable cases. The parties made substantial progress during mediation proceedings on October 6, 2023 and October 7, 2023 in an effort to reach settlement agreements to resolve the Inman Litigation as well as the two other related cases – Rael v. Garcia, et al, Case No. D-117-CV-2019-00135 and Endicott-Quinones v. Garcia, et al, Case No. D-117-CV-2019-00137 (together with the Inman Litigation, the “Cases”). On October 11, 2023, the Company and Desert Hills, in connection with the Inman Litigation, filed an unopposed motion to stay the District Court’s requirement of posting a bond and execution of its judgment on the Company, Desert Hills or Family Works, in order to allow for settlement discussions and efforts to finalize a written agreement regarding the Cases to continue unimpeded. The motion was granted by the District Court on October 16, 2023.

On October 30, 2023, the Company and Desert Hills entered into settlement agreements in connection with each of the Cases. Under the terms of the settlement agreements, the Company will pay an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted or that may be asserted in the future. The settlement agreements fully resolve each of the Cases and include no admission of liability or wrongdoing by either the Company or Desert Hills.

The settlement agreements are subject to approval by the District Court. The Company currently intends to pay the funds associated with the settlement agreements from a combination of insurance, cash on hand and existing credit lines. The settlement amounts must be paid within 30 days from the District Court’s approval of the settlement agreements. In respect of the Cases, the Company has recorded a legal settlements liability of $394.2 million, which is inclusive of associated legal fees and net of reinsurance receivables, within other accrued liabilities and other current assets, respectively, on the condensed consolidated balance sheet at September 30, 2023.

Securities Litigation

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014 and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On September 30, 2022, the court entered an order certifying a class consisting of all persons who purchased or otherwise acquired the common stock of the Company between April 30, 2014 and November 15, 2018. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.

Derivative Actions

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 22, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the cases are in their early stages.

Government Investigation

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

13.
Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2023, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2022	$65,388
Contributions from noncontrolling partners in joint ventures	21,162
Net income attributable to noncontrolling interests	6,894
Acquisition of ownership interests from noncontrolling partners	(4,183)
Distributions to noncontrolling partners in joint ventures	(1,004)
Balance at December 31, 2022	88,257
Contributions from noncontrolling partners in joint ventures	8,827
Net income attributable to noncontrolling interests	3,978
Distributions to noncontrolling partners in joint ventures	(3,480)
Balance at September 30, 2023	$97,582

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

At September 30, 2023, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day-to-day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at September 30, 2023 and December 31, 2022 include total assets of variable interest entities of $535.8 million and $434.2 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at

September 30, 2023 and December 31, 2022 include total liabilities of variable interest entities of $25.5 million and $24.4 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2023	December 31, 2022

Cash and cash equivalents	$50,531	$32,478
Accounts receivable, net	28,643	23,789
Other current assets	2,757	2,561
Total current assets	81,931	58,828
Property and equipment, net	387,159	313,358
Goodwill	42,384	39,564
Intangible assets, net	18,263	16,139
Operating lease right-of-use assets	6,034	6,284
Total assets	$535,771	$434,173

Accounts payable	$6,419	$4,650
Accrued salaries and benefits	6,531	6,866
Current portion of operating lease liabilities	263	233
Other accrued liabilities	6,044	6,179
Total current liabilities	19,257	17,928
Operating lease liabilities	6,232	6,433
Total liabilities	$25,489	$24,361

15.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock and restricted stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2023, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock and restricted stock units or other share-based compensation under the Equity Incentive Plan, of which 2,667,821 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $8.2 million and $7.2 million in equity-based compensation expense for the three months ended September 30, 2023 and 2022 and $23.1 million and $21.7 million for the nine months ended September 30, 2023 and 2022, respectively. Stock compensation expense for the nine months ended September 30, 2023 and 2022 is impacted by forfeiture adjustments and restricted stock unit adjustments based on actual performance compared to vesting targets. At September 30, 2023, there was $80.9 million of unrecognized compensation expense related to unvested options, restricted stock and restricted stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

The Company recognized a deferred income tax benefit of $2.2 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, related to equity-based compensation expense. The Company recognized a deferred income tax benefit of $6.3 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Stock Options

Stock option activity during 2022 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2022	1,106,069	$42.07
Options granted	334,260	55.73
Options exercised	(285,577)	40.66
Options cancelled	(175,475)	46.98
Options outstanding at December 31, 2022	979,277	46.27
Options granted	271,740	79.32
Options exercised	(161,507)	40.50
Options cancelled	(99,990)	56.68
Options outstanding at September 30, 2023	989,520	$55.24	7.39	$20,815
Options exercisable at September 30, 2023	392,795	$42.69	5.73	$12,705

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2023 and year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average grant-date fair value of options	$31.11	$20.72
Risk-free interest rate	4.1%	2.0%
Expected volatility	37%	39%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock activity during 2022 and 2023 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	926,627	$37.84
Granted	650,396	64.65
Cancelled	(145,205)	49.03
Vested	(386,616)	32.64
Unvested at December 31, 2022	1,045,202	$54.89
Granted	515,202	76.53
Cancelled	(175,705)	56.55
Vested	(373,983)	49.44
Unvested at September 30, 2023	1,010,716	$67.65

Restricted stock unit activity during 2022 and 2023 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	182,543	33.05
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at December 31, 2022	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	388,124	15.47
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at September 30, 2023	316,330	$69.84

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

16.
Income Taxes

The provision for income taxes for the three months ended September 30, 2023 and 2022 reflects effective tax rates of 25.0% and 24.8%, and 28.4% and 24.2% for the nine months ended September 30, 2023 and 2022, respectively.

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

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Credit Facility	$461,033	$471,489	$461,033	$471,489
5.500% Senior Notes due 2028	$445,325	$444,694	$416,379	$422,459
5.000% Senior Notes due 2029	$470,159	$469,609	$423,754	$433,214

The Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

18.
Subsequent Events

See Note 12 – Commitments and Contingencies for a discussion of developments related to the Cases following September 30, 2023.

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

Overview

Our business strategy is to acquire and develop behavioral healthcare facilities and improve our operating results within our facilities and our other behavioral healthcare operations. We strive to improve the operating results of our facilities by providing high-quality services, expanding referral networks and marketing initiatives while meeting the increased demand for behavioral healthcare services through expansion of our current locations as well as developing new services within existing locations. At September 30, 2023, we operated 253 behavioral healthcare facilities with approximately 11,100 beds in 39 states and Puerto Rico. During the nine months ended September 30, 2023, we added 396 beds, consisting of 204 to existing facilities and 192 added through the opening of two joint venture facilities, and we opened four CTCs. For the year ending December 31, 2023, we expect to add approximately 300 beds through additions to existing facilities, and we expect to open two wholly-owned facilities, two joint venture facilities and six CTCs.

We are the leading publicly traded pure-play provider of behavioral healthcare services in the U.S. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant healthcare industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count in the U.S. through acquisitions, wholly-owned de novo facilities, joint ventures and bed additions in existing facilities.

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

In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to the PHSSE Fund amounts received. During the year ended December 31, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the ARP Rural Payments for Hospitals. During the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. During the third quarter of 2023, we recorded $4.4 million of income from provider relief fund related to ARP funds received. The remaining unrecognized funds of $4.5 million and $9.0 million are included in other accrued liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. We continue to evaluate our compliance with the terms and conditions to, and the financial impact of, these additional funds received, including potential repayment of the remaining balance.

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

The CARES Act also provided for certain federal income and other tax changes. We received a cash benefit of approximately $39.3 million for 2020 relating to the delay of payment of the employer portion of Social Security payroll taxes. We repaid half of the $39.3 million of payroll tax deferrals during the third quarter of 2021 and repaid the remaining portion in the third quarter of 2022 to eliminate the liability.

These regulatory changes were temporary and expired at the end of the COVID-19 public health emergency on May 11, 2023.

We are continuing to evaluate the terms and conditions and financial impact of funds received under the CARES Act and other government relief programs.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$750,334	100.0%	$666,732	100.0%	$2,185,938	100.0%	$1,935,104	100.0%
Salaries, wages and benefits	394,150	52.5%	352,582	52.9%	1,171,960	53.6%	1,027,732	53.1%
Professional fees	45,540	6.1%	40,367	6.1%	130,468	6.0%	117,718	6.1%
Supplies	27,147	3.6%	25,570	3.8%	79,312	3.6%	74,291	3.8%
Rents and leases	11,731	1.6%	11,339	1.7%	34,880	1.6%	33,780	1.7%
Other operating expenses	104,048	13.9%	88,993	13.3%	290,798	13.3%	255,355	13.2%
Income from provider relief fund	(4,442)	-0.6%	(7,656)	-1.1%	(4,442)	-0.2%	(16,206)	-0.8%
Depreciation and amortization	33,388	4.4%	29,573	4.4%	96,969	4.4%	87,627	4.5%
Interest expense, net	20,742	2.8%	18,003	2.7%	61,651	2.8%	50,355	2.6%
Legal settlements expense	394,181	52.5%	—	0.0%	394,181	18.0%	—	0.0%
Loss on impairment	—	0.0%	—	0.0%	8,694	0.4%	—	0.0%
Transaction-related expenses	11,247	1.5%	10,859	1.6%	26,792	1.2%	18,381	0.9%
Total expenses	1,037,732	138.3%	569,630	85.4%	2,291,263	104.7%	1,649,033	85.1%
(Loss) income before income taxes	(287,398)	-38.3%	97,102	14.6%	(105,325)	-4.7%	286,071	14.9%
(Benefit from) provision for income taxes	(71,873)	-9.6%	24,056	3.6%	(29,907)	-1.3%	69,183	3.6%
Net (loss) income	(215,525)	-28.7%	73,046	11.0%	(75,418)	-3.5%	216,888	11.3%
Net income attributable to noncontrolling interests	(2,185)	-0.3%	(1,947)	-0.3%	(3,978)	-0.2%	(4,873)	-0.3%
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(217,710)	-29.0%	$71,099	10.7%	$(79,396)	-3.6%	$212,015	11.0%

We believe that we are well positioned to help meet the growing demand for behavioral health services and we recorded a revenue growth rate of 13.0% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Similar to many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation in the nine months ended September 30, 2023 compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across our 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and nine months ended September 30, 2023 compared to the same periods in 2022:

	Three Months Ended	Nine Months Ended
Same Facility Results (a)
Revenue growth	13.0%	12.5%
Patient days growth	6.0%	5.8%
Admissions growth	5.1%	6.0%
Average length of stay change (b)	0.9%	-0.1%
Revenue per patient day growth	6.6%	6.4%
Adjusted EBITDA margin change (c)	20 bps	30 bps
Adjusted EBITDA margin excluding income from provider relief fund (d)	80 bps	90 bps

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.
(c)
Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, loss on impairment, transaction-related expenses, interest expense, legal settlements expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
(d)
For each of the three and nine months ended September 30, 2023, excludes income from provider relief fund of $4.4 million. For the three and nine months ended September 30, 2022, excludes income from provider relief fund of $7.7 million and $16.2 million, respectively.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenue. Revenue increased $83.6 million, or 12.5%, to $750.3 million for the three months ended September 30, 2023 from $666.7 million for the three months ended September 30, 2022. Same facility revenue increased $85.5 million, or 13.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, resulting from an increase in same facility revenue per day of 6.6%, same facility growth in patient days of 6.0% and same facility growth in admissions of 5.1%. Consistent with same facility revenue growth in 2022, the growth in same facility patient days for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $394.2 million for the three months ended September 30, 2023 compared to $352.6 million for the three months ended September 30, 2022, an increase of $41.6 million. SWB expense included $8.2 million and $7.2 million of equity-based compensation expense for the three months ended September 30, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $386.0 million, or 51.4% of revenue, for the three months ended September 30, 2023, compared to $345.4 million, or 51.8% of revenue, for the three months ended September 30, 2022. The increase in SWB expense relates to incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $352.0 million for the three months ended September 30, 2023, or 47.3% of revenue, compared to $315.9 million for the three months ended September 30, 2022, or 47.9% of revenue.

Professional fees. Professional fees were $45.5 million for the three months ended September 30, 2023, or 6.1% of revenue, compared to $40.4 million for the three months ended September 30, 2022, or 6.1% of revenue. Same facility professional fees were $40.7 million for the three months ended September 30, 2023, or 5.5% of revenue, compared to $36.9 million for the three months ended September 30, 2022, or 5.6% of revenue.

Supplies. Supplies expense was $27.1 million for the three months ended September 30, 2023, or 3.6% of revenue, compared to $25.6 million for the three months ended September 30, 2022, or 3.8% of revenue. Same facility supplies expense was $26.7 million for the three months ended September 30, 2023, or 3.6% of revenue, compared to $25.2 million for the three months ended September 30, 2022, or 3.8% of revenue.

Rents and leases. Rents and leases were $11.7 million for the three months ended September 30, 2023, or 1.6% of revenue, compared to $11.3 million for the three months ended September 30, 2022, or 1.7% of revenue. Same facility rents and leases were $10.6 million for the three months ended September 30, 2023, or 1.4% of revenue, compared to $10.5 million for the three months ended September 30, 2022, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $104.0 million for the three months ended September 30, 2023, or 13.9% of revenue, compared to $89.0 million for the three months ended September 30, 2022, or 13.3% of revenue. Same facility other operating expenses were $97.2 million for the three months ended September 30, 2023, or 13.1% of revenue, compared to $83.3 million for the three months ended September 30, 2022, or 12.6% of revenue.

Income from provider relief fund. For the three months ended September 30, 2023, we recorded $4.4 million in income from provider relief fund related to ARP funds received in 2022, compared to $7.7 million in income from provider relief fund related to PHSSE Fund amounts received in 2022 for the three months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $33.4 million for the three months ended September 30, 2023, or 4.4% of revenue, compared to $29.6 million for the three months ended September 30, 2022, or 4.4% of revenue.

Interest expense. Interest expense was $20.7 million for the three months ended September 30, 2023, compared to $18.0 million for the three months ended September 30, 2022. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt.

Legal settlements expense. Legal settlements expense for the three months ended September 30, 2023 was $394.2 million associated with the Desert Hills Litigation.

Transaction-related expenses. Transaction-related expenses were $11.2 million for the three months ended September 30, 2023, compared to $10.9 million for the three months ended September 30, 2022. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended September 30,
	2023	2022
Legal, accounting and other acquisition-related costs	$4,196	$2,020
Management transition costs	3,615	5,626
Termination and restructuring costs	3,436	3,213
	$11,247	$10,859

(Benefit from) provision for income taxes. For the three months ended September 30, 2023, the benefit from income taxes was $(71.9) million, reflecting an effective tax rate of 25.0%, compared to the provision for income taxes of $24.1 million, reflecting an effective tax rate of 24.8%, for the three months ended September 30, 2022.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenue. Revenue increased $250.8 million, or 13.0%, to $2,185.9 million for the nine months ended September 30, 2023 from $1,935.1 million for the nine months ended September 30, 2022. Same facility revenue increased $240.9 million, or 12.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, resulting from an increase in same facility revenue per day of 6.4%, same facility growth in admissions of 6.0% and same facility growth in patient days of 5.8%. Consistent with same facility revenue growth in 2022, the growth in same facility patient days for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,172.0 million for the nine months ended September 30, 2023 compared to $1,027.7 million for the nine months ended September 30, 2022, an increase of $144.2 million. SWB expense included $23.1 million and $21.7 million of equity-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $1,148.8 million, or 52.6% of revenue, for the nine months ended September 30, 2023, compared to $1,006.0 million, or 52.0% of revenue, for the nine months ended September 30, 2022. The increase in SWB expense relates to incremental staff to support volume growth as well as wage inflation. Same facility SWB expense was $1,040.6 million for the nine months ended September 30, 2023, or 48.2% of revenue, compared to $927.2 million for the nine months ended September 30, 2022, or 48.3% of revenue.

Professional fees. Professional fees were $130.5 million for the nine months ended September 30, 2023, or 6.0% of revenue, compared to $117.7 million for the nine months ended September 30, 2022, or 6.1% of revenue. Same facility professional fees were $116.0 million for the nine months ended September 30, 2023, or 5.4% of revenue, compared to $108.2 million for the nine months ended September 30, 2022, or 5.6% of revenue.

Supplies. Supplies expense was $79.3 million for the nine months ended September 30, 2023, or 3.6% of revenue, compared to $74.3 million for the nine months ended September 30, 2023, or 3.8% of revenue. Same facility supplies expense was $77.9 million for the nine months ended September 30, 2023, or 3.6% of revenue, compared to $73.5 million for the nine months ended September 30, 2022, or 3.8% of revenue.

Rents and leases. Rents and leases were $34.9 million for the nine months ended September 30, 2023, or 1.6% of revenue, compared to $33.8 million for the nine months ended September 30, 2022, or 1.7% of revenue. Same facility rents and leases were $31.9 million for the nine months ended September 30, 2023, or 1.5% of revenue, compared to $31.5 million for the nine months ended September 30, 2022, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $290.8 million for the nine months ended September 30, 2023, or 13.3% of revenue, compared to $255.4 million for the nine months ended September 30, 2022, or 13.2% of revenue. Same facility other operating expenses were $270.5 million for the nine months ended September 30, 2023, or 12.5% of revenue, compared to $242.9 million for the nine months ended September 30, 2022, or 12.6% of revenue.

Income from provider relief fund. For the nine months ended September 30, 2023, we recorded $4.4 million in income from provider relief fund related to ARP funds received in 2022, compared to $16.2 million in income from provider relief fund related to PHSSE Fund amounts and ARP funds received in 2021 and 2022 for the nine months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $97.0 million for the nine months ended September 30, 2023, or 4.4% of revenue, compared to $87.6 million for the nine months ended September 30, 2022, or 4.5% of revenue.

Interest expense. Interest expense was $61.7 million for the nine months ended September 30, 2023 ,compared to $50.4 million for the nine months ended September 30, 2022. The increase in interest expense was primarily a result of higher interest rates applicable to our variable rate debt.

Legal settlements expense. Legal settlements expense for the nine months ended September 30, 2023 was $394.2 million associated with the Desert Hills Litigation.

Loss on impairment. During the second quarter of 2023, we recorded non-cash impairment charges totaling $8.7 million related to the closure of certain facilities. The non-cash impairment charges include an indefinite-lived intangible asset impairment of $4.7 million, property impairment of $2.0 million and operating lease right-of-use asset impairment of $2.0 million.

Transaction-related expenses. Transaction-related expenses were $26.8 million for the nine months ended September 30, 2023, compared to $18.4 million for the nine months ended September 30, 2022. Transaction-related expenses represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Nine Months Ended September 30,
	2023	2022
Management transition costs	$14,590	$7,826
Legal, accounting and other acquisition-related costs	6,761	4,696
Termination and restructuring costs	5,441	5,859
	$26,792	$18,381

(Benefit from) provision for income taxes. For the nine months ended September 30, 2023, the benefit from income taxes was $(29.9) million, reflecting an effective tax rate of 28.4%, compared to the provision for income taxes of $69.2 million, reflecting an effective tax rate of 24.2%, for the nine months ended September 30, 2022.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$212,328	28.3%	$193,626	29.0%	$625,330	28.6%	$590,966	30.5%
Medicare	117,348	15.6%	101,246	15.2%	335,819	15.4%	293,339	15.2%
Medicaid	400,483	53.4%	343,067	51.5%	1,156,766	52.9%	970,591	50.2%
Self-Pay	15,524	2.1%	20,013	3.0%	52,026	2.4%	58,390	3.0%
Other	4,651	0.6%	8,780	1.3%	15,997	0.7%	21,818	1.1%
Revenue	$750,334	100.0%	$666,732	100.0%	$2,185,938	100.0%	$1,935,104	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2023 and December 31, 2022:

September 30, 2023

	Current	30-90	90-150	>150	Total
Commercial	18.6%	5.3%	3.0%	9.1%	36.0%
Medicare	9.4%	1.4%	0.6%	1.3%	12.7%
Medicaid	33.7%	3.8%	2.5%	4.9%	44.9%
Self-Pay	1.3%	1.3%	1.2%	2.5%	6.3%
Other	0.0%	0.0%	0.0%	0.1%	0.1%
Total	63.0%	11.8%	7.3%	17.9%	100.0%

December 31, 2022

	Current	30-90	90-150	>150	Total
Commercial	18.0%	5.3%	2.8%	8.4%	34.5%
Medicare	11.5%	1.7%	0.7%	1.4%	15.3%
Medicaid	31.7%	4.5%	2.6%	4.7%	43.5%
Self-Pay	1.2%	1.4%	1.2%	2.6%	6.4%
Other	0.2%	0.0%	0.0%	0.1%	0.3%
Total	62.6%	12.9%	7.3%	17.2%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2023 was $346.0 million compared to $267.0 million for the nine months ended September 30, 2022. Days sales outstanding were 44 days at September 30, 2023 and December 31, 2022.

Cash used in investing activities for the nine months ended September 30, 2023 was $287.1 million compared to $213.8 million for the nine months ended September 30, 2022. Cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $285.4 million of cash paid for capital expenditures, $1.9 million of other and $0.3 million of cash paid for acquisitions, net of cash acquired, offset by $0.6 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2023 was $285.4 million, consisting of routine or maintenance capital expenditures of $73.9 million and expansion capital expenditures of $211.5 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the nine months ended September 30, 2023. Cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of $208.8 million of cash paid for capital expenditures and $6.8 million of other, offset by $1.8 million of proceeds from the sale of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2022 consisted of $47.0 million of routine capital expenditures and $161.8 million of expansion capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2023 was $57.0 million compared to $93.6 million for the nine months ended September 30, 2022. Cash used in financing activities for the nine months ended September 30, 2023 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $45.2 million, principal payments on revolving credit facility of $35.0 million, principal payments on long-term debt of $15.9 million and distributions to noncontrolling partners in joint ventures of $3.5 million, offset by borrowings on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $2.5 million. Cash used in financing activities for the nine months ended September 30, 2022 primarily consisted of principal payments on revolving credit facility of $85.0 million, principal payments on long-term debt of $13.3 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $7.5 million and distributions to noncontrolling partners in joint ventures of $1.0 million, offset by $13.2 million of contributions from noncontrolling partners in joint ventures.

We had total available cash and cash equivalents of $99.6 million and $97.6 million at September 30, 2023 and December 31, 2022, respectively, of which approximately $8.5 million and $3.7 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 12 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with each of the Cases, which are subject to approval by the District Court. We currently intend to pay the aggregate cash settlement of $400.0 million with a combination of insurance proceeds, cash on hand and our existing credit lines. The settlement amounts must be paid within 30 days of the District Court’s approval of the settlement agreements.

Though we expect the payment of the settlement amounts to have a material impact on our liquidity, we believe existing cash on hand, cash flows from operations and the availability under our revolving line of credit will be sufficient to meet our expected liquidity needs during the next 12 months and beyond.

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

During the nine months ended September 30, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. We had $516.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2023.

The Credit Facility requires quarterly term loan principal repayments for our Term Loan Facility of $5.3 million for December 31, 2023 to March 31, 2024, $8.0 million for June 30, 2024 to March 31, 2025 and $10.6 million for June 30, 2025 to December 31, 2025, with the remaining principal balance of the Term Loan Facility due on the maturity date of March 17, 2026.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 5.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of any such event of default, among other things, all outstanding loans under the Senior Facilities may be accelerated, the lenders’ commitments may be terminated, and/or the lenders may exercise collateral remedies. At September 30, 2023, we were in compliance with all financial covenants.

Senior Notes

5.500% Senior Notes due 2028

On June 24, 2020, we issued $450.0 million of 5.500% Senior Notes. The 5.500% Senior Notes mature on July 1, 2028, and bear interest at a rate of 5.500% per annum, payable semi-annually in arrears on January 1 and July 1 of each year.

5.000% Senior Notes due 2029

On October 14, 2020, we issued $475.0 million of 5.000% Senior Notes. The 5.000% Senior Notes mature on April 15, 2029, and bear interest at a rate of 5.000% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

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

We may redeem the Senior Notes at our option, in whole or part, at the dates and in the amounts set forth in the applicable indentures.

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at September 30, 2023 and December 31, 2022, and for the nine months ended September 30, 2023.

Summarized balance sheet information (in thousands):

	September 30, 2023	December 31, 2022
Current assets	$537,028	$396,553
Property and equipment, net	1,595,342	1,517,893
Goodwill	2,105,563	2,105,227
Total noncurrent assets	3,977,033	3,921,336

Current liabilities	789,090	345,606
Long-term debt	1,349,954	1,364,541
Total noncurrent liabilities	1,589,730	1,629,750
Redeemable noncontrolling interests	—	—
Total equity	2,135,241	2,342,533

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2023
Revenue	$1,909,885
Loss before income taxes	(141,230)
Net loss	(101,340)
Net loss attributable to Acadia Healthcare Company, Inc.	(101,340)

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2023 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$106,475	$570,561	$540,813	$516,562	$1,734,411
Operating lease liabilities (b)	32,855	51,708	27,407	58,978	170,948
Finance lease liabilities	990	2,170	2,178	21,005	26,343
Total obligations and commitments	$140,320	$624,439	$570,398	$596,545	$1,931,702

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2023.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at September 30, 2023 from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2023 was composed of $915.5 million of fixed-rate debt and $434.5 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at September 30, 2023, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $4.3 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 12 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (collectively, the “Periodic Reports”). As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Periodic Reports. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

During the three months ended September 30, 2023, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	6,082	$76.71	—	—
August 1 - August 31	3,542	76.89	—	—
September 1 - September 30	4,766	70.48	—	—
Total	14,390

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended September 30, 2023, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	First Amendment to Employment Agreement, dated as of July 6, 2023, by and between Acadia Management Company, Inc. and Brian Farley. (2)

10.2	Separation and Transition Agreement, dated July 5, 2023, between Acadia Management Company, LLC. and Chris Howard. (3)

10.3	Transition Agreement, dated July 5, 2023, by and between Acadia Management Company, LLC and David Duckworth. (3)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (4)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2023 (File No. 001-35331).
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

Dated: November 3, 2023