Form 10-K
period 2023-12-31
Acadia Healthcare Company, Inc.
filed 2024-02-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $7.1 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $79.64 per share.

As of February 28, 2024, there were 92,289,068 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be held on May 23, 2024 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At December 31, 2023, we operated 253 behavioral healthcare facilities with approximately 11,200 beds in 38 states and Puerto Rico. During the year ended December 31, 2023, we added 595 beds, consisting of 302 added to existing facilities and 293 added through the opening of one wholly-owned facility and two joint venture facilities, and we opened six comprehensive treatment centers (“CTCs”).

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

Acquisitions

In July 2023, we signed a definitive agreement to acquire substantially all of the assets of Turning Point Centers (“Turning Point”), a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services. The transaction closed on February 22, 2024.

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

Financing Transactions

On March 17, 2021, we entered into a credit agreement (as amended, the “Credit Facility”), which provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million (as increased by the Incremental Term Loans (as defined below), the “Term Loan Facility”), each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit . See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about the Credit Facility.

On March 30, 2023, we entered into Amendment No.1 to the Credit Facility (the “First Amendment”), which replaces LIBOR as the reference rate applicable to borrowings under the Credit Facility with the Secured Overnight Financing Rate as determined for a term of, at our option, one, three or six months, plus an adjustment of 0.10% (“Adjusted Term SOFR”).

On January 18, 2024, we entered into Amendment No.2 to the Credit Facility (the “Second Amendment”), which provides for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility.

During the year ended December 31, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding.

During the year ended December 31, 2022, we repaid $95.0 million of the balance outstanding on the Revolving Facility.

As a part of the closing of the Credit Facility on March 17, 2021, we (i) refinanced and terminated our prior credit facilities under an amended and restated credit agreement, dated as of December 31, 2012 (the “Prior Credit Facility”) and (ii) financed the redemption of all of our outstanding 5.625% Senior Notes due 2023 (the “5.625% Senior Notes”).

In connection with the redemption of the 5.625% Senior Notes, we satisfied and discharged the indentures governing the 5.625% Senior Notes and recorded debt extinguishment costs of $3.3 million, including the write-off of deferred financing and premiums costs in the consolidated statement of operations.

On March 1, 2021, we satisfied and discharged the indentures governing the 6.500% Senior Notes due 2024 (the “6.500% Senior Notes”). In connection with the redemption of the 6.500% Senior Notes, we recorded debt extinguishment costs of $10.5 million, including $6.3 million cash paid for breakage costs and the write-off of deferred financing costs of $4.2 million in the consolidated statement of operations.

U.K. Sale

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

Legislative and favorable industry trends. According to a 2022 survey by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) of the U.S. Department of Health and Human Services (the “HHS”), mental illness and substance use disorder prevalence continues to break previous year records. In 2022, 59.3 million adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 15.4 million suffered from a serious mental illness. Further, adults with co-occurring serious mental illness and substance use disorder grew from 6.4 million to 7.4 million between 2021 to 2022, a 15% increase. Approximately 54.6 million people aged 12 or older in 2022 needed substance use treatment in the past year, but only 13.1 million of those received substance use treatment. According to a study by the Centers for Disease Control and Prevention (“CDC”), youth mental health continues to reach all-time highs. In 2021, 42% of high school students reported persistent feelings of sadness, compared to 28% in 2011. Further, in 2021, 10% of high school students attempted suicide. Management believes the market for behavioral healthcare services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, recent healthcare reform in the U.S. is expected to increase access to industry services as more people obtain insurance coverage. A key aspect of reform legislation is the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral healthcare and addiction benefits to provide such coverage to the same extent as other medical conditions. On December 13, 2016, then President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral healthcare and substance abuse disorders and contains measures intended to strengthen the MHPAEA. On October 21, 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands Medicare coverage to include Opioid Treatment Programs for services provided on or after January 2, 2020. It also includes Individuals in Medicaid Deserve Care that is Appropriate and Responsible in its Execution Act, which suspends the current prohibition on using federal Medicaid funds to pay for substance use disorder treatment at inpatient treatment facilities with more than 16 beds and limits beneficiaries to no more than 30 days of inpatient treatment per 12-month period.

National footprint and scale with regional density and presence across multiple service lines. We are a leading behavioral healthcare platform in an industry that is undergoing consolidation in an effort to better serve the growing need for acute behavioral healthcare services. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count.

Diversified revenue and payor bases. At December 31, 2023, we operated 253 facilities in 38 states and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2023, we received 54% of our revenue from continuing operations from Medicaid, 28% from commercial payors, 15% from Medicare and 3% from other payors. As we receive Medicaid payments from 45 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 4% of revenue for the year ended December 31, 2023, and no state or U.S. territory accounted for more than 14% of revenue for the year ended December 31, 2023. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong financial position to execute our strategy. Management believes we continue to be in a strong position for investments in our facilities, expansion into new and existing markets and enhancement of our capabilities and infrastructure. We generate strong returns by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2023, our maintenance capital expenditures amounted to approximately 3% of our revenue.

Business Strategy

Our strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve high-quality, cost-effective behavioral healthcare services, while growing our business and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. Our core strategic priorities include:

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. We added 302 beds to existing facilities during the year ended December 31, 2023 and expect to add more than 400 beds to existing facilities for the year ending December 31, 2024.

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

Fuel facility growth through accelerated joint venture partnerships and de novo builds and pursuing programmatic mergers and acquisitions. We have positioned the Company as a leading provider of behavioral healthcare services in the U.S. The behavioral healthcare industry in the U.S. is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities, entering into partnerships with healthcare providers to develop additional facilities and developing wholly-owned de novo facilities in attractive markets. We have a number of potential acquisitions, joint ventures and wholly-owned de novo facilities in various stages of development and consideration in the U.S.

During the year ended December 31, 2023, we added 293 beds through the opening of one wholly-owned facility and two joint venture facilities, and we opened six CTCs. For the year ending December 31, 2024, we expect to add approximately 800 beds through the opening of wholly-owned and joint venture facilities and open up to 14 CTCs.

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

Accelerate expansion across the care continuum, particularly for patients with opioid use and other substance use disorders. Our growth strategy includes a patient-centric approach covering the full continuum of care for behavioral healthcare services. By providing cohesive care across sites and levels of care, we are able to best serve the most complex patient populations. We are working to reach underserved patient populations by expanding our breadth of services and increasing access points.

Operations

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; CTCs; and residential treatment centers. Outpatient programs associated with our facilities are included within each respective service line. The table below presents the percentage of our total revenue attributed to each category for the year ended December 31, 2023:

Facility/Service	Revenue for the Year Ended December 31, 2023
Acute inpatient psychiatric facilities	51%
Specialty treatment facilities	21%
Comprehensive treatment centers	17%
Residential treatment centers	11%

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. For the year ended December 31, 2023, we received 54% of our revenue from Medicaid, 28% from commercial payors, 15% from Medicare and 3% from other payors.

At December 31, 2023, we operated 253 behavioral healthcare facilities with approximately 11,200 beds in 38 states and Puerto Rico. Of our facilities, excluding CTCs, approximately 56% are acute inpatient psychiatric facilities, approximately 34% are specialty treatment facilities and approximately 10% are residential treatment centers at December 31, 2023. 157 of our facilities are CTCs, 19 of which are owned properties and 138 of which are leased properties. Of our facilities that are not CTCs, 93% of our beds are at owned properties and 7% are at leased properties. For the years ended December 31, 2023 and 2022, our continuing operations generated revenue of $2,928.7 million and $2,610.4 million, respectively.

Acute Inpatient Psychiatric Facilities

Acute inpatient psychiatric facilities provide a high level of care in order to stabilize patients that are either a threat to themselves or to others. The acute setting provides 24-hour observation, daily intervention and monitoring by psychiatrists. Our facilities that offer acute care services provide evaluation and crisis stabilization of patients with severe psychiatric diagnoses through a medical delivery model that incorporates structured and intensive medical and behavioral therapies with 24-hour monitoring by a psychiatrist, psychiatric trained nurses, therapists and other direct care staff. Typical lengths of stay for crisis stabilization and acute care range from three to five days and from five to twelve days, respectively.

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

The majority of our specialty treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders, emotional trauma and abuse. The goal of our treatment facilities is to provide the appropriate level of treatment to an individual no matter where they are in the lifecycle of their disease in order to restore the individual to a healthier, more productive life, free from dependence on illicit substances and destructive behaviors. Our treatment facilities provide a number of different treatment services such as assessment, detoxification, medication-assisted treatment, counseling, education, lectures and group therapy. We assess and evaluate the medical, psychological and emotional needs of the patient and address these needs in the treatment process. Following this assessment, an individualized treatment program is designed to provide a foundation for a lifelong recovery process. Many modalities are used in our treatment programs to support the individual, including the twelve-step philosophy, cognitive/behavioral therapies, supportive therapies and continuing care.

Residential Recovery Facilities. Our residential recovery facilities house and care for patients over an extended period and typically treat patients from a broadly defined regional market. We provide three basic levels of residential treatment depending on the severity of the patient’s addiction and/or behavioral disorder. Patients with the most severe dependencies are typically placed into inpatient treatment, in which the patient resides at a treatment facility. If a patient’s condition is less severe, he or she will be offered day treatment, which allows the patient to return home in the evening. The least intensive service is where the patient visits the facility for just a few hours a week to attend counseling/group sessions.

Following primary treatment, our extended care programs typically offer residential care, which allows patients to develop healthy and appropriate living skills while remaining in a safe and nurturing setting. Patients are supported in their recovery by a semi-structured living environment that allows them to begin the process of employment or to pursue educational goals and to take personal responsibility for their recovery. The structure of this treatment phase is monitored by a primary therapist who works with each patient to integrate recovery skills and build a foundation of sobriety with a strong support system. Length of stay will vary depending on the patient’s needs.

Our outpatient clinics serve patients that do not require inpatient treatment or are transitioning from a residential treatment program; have employment, family or school commitments; and have stabilized in their recovery practices and are seeking ongoing continuing care.

Eating Disorder Facilities. Our eating disorder facilities provide treatment services for eating disorders, each of which may be effectively treated through a combination of medical, psychological and social treatment programs.

Our behavioral therapies are delivered in an array of treatment models that may include individual and group therapy, intensive outpatient, outpatient, partial hospitalization/day treatment, road to recovery and other programs that can be either abstinent or medication-assisted based.

Comprehensive Treatment Centers

Our CTCs specialize in providing medication-assisted treatment in an outpatient setting. Medication-assisted treatment combines behavioral therapy and medication to treat substance use disorders. CTCs primarily utilize medication-assisted treatment to individuals addicted to opiates such as opioid analgesics (prescription pain medications). Our professional staff can provide a broad range of patient services, including personalized treatment plans, medication management, medication dispensing, individual therapy, group therapy, peer support, vocational training and social support services. Medication is used to normalize brain chemistry to block the euphoric effects of alcohol and opioids allowing our professional staff to provide behavioral therapy. The length of treatment differs from patient to patient, but typically lasts longer than one year.

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

Certain of our residential treatment centers provide group home and therapeutic group home programs. Our group home programs provide family-style living for youths in a single house or apartment within residential communities where 24-hour staff provide supervision and support. The goal of a group home program is to teach family living and social skills through individual and group counseling sessions within a real-life environment. The residents are encouraged to take responsibility for the home and their health as well as actively take part in community functions. Most attend an accredited and licensed on-premises school or a local public school. We also operate therapeutic group homes that provide comprehensive treatment services for seriously, emotionally disturbed adolescents. The ultimate goal is to reunite or place these children with their families or prepare them, when appropriate, for permanent placement with a relative or an adoptive family.

Sources of Revenue

As of December 31, 2023, we received payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS and other programs; and (iv) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue and Accounts Receivable” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

Most of our inpatient and residential facilities maintain accreditation from private entities, such as The Joint Commission or the Commission on Accreditation of Rehabilitation Facilities (“CARF”). The Joint Commission and CARF are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. The Joint Commission accredits a broad variety of healthcare organizations, including hospitals and behavioral healthcare organizations. CARF accredits behavioral healthcare organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of healthcare programs. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. Certain federal and state licensing agencies as well as many government and private healthcare payment programs require that providers be accredited as a condition of licensure, certification or participation. Accreditation is typically granted for a specified period, ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey.

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

The Office of Inspector General of the HHS (the “OIG”) has issued safe harbor regulations that protect certain types of common arrangements from prosecution or sanction under the Anti-Kickback Statute. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities. In December of 2020, the OIG finalized revisions to the Anti-Kickback Statute safe harbors and created new safe harbors for value-based care that became effective January 19, 2021. The new regulations are intended to improve patient care and foster innovative care models by easing regulatory burdens to coordinated and value-based care.

Although management believes that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws, although we do structure such arrangements to meet as many of the safe harbor requirements as possible.

In addition to the Anti-Kickback Statute, the federal Physician Self-Referral Law, also known as the Stark Law, prohibits physicians from referring Medicare patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services” unless certain exceptions apply. A violation of the Stark Law may result in a denial of payment, required refunds to the Medicare program, the imposition of statutory civil monetary penalties of up to $15,000 for each prohibited claim and up to $100,000 for circumvention schemes, exclusion from government healthcare programs and liability under the False Claims Act. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including the employment exception, personal services exception, lease exception and certain recruitment exceptions. As part of CMS’s “regulatory sprint to coordinated care”, CMS finalized revisions to the exceptions and created new exceptions for value-based care that became effective on January 19, 2021. As with the changes made to the Anti-Kickback Statute, the new Stark exceptions are intended to improve patient care and foster innovative care models by easing regulatory burdens to coordinated and value-based care.

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

One section of the SUPPORT Act, the Eliminating Kickbacks in Recovery Act (“EKRA”), makes it a federal crime to knowingly and willfully: (1) solicit or receive any remuneration in return for referring a patient to a recovery home, clinical treatment facility or laboratory; or (2) pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statute, EKRA is not limited to services reimbursable under a government healthcare program. EKRA also contains exceptions similar to the Anti-Kickback Statute safe harbors, but those exceptions are more narrow than the Anti-Kickback Statute safe harbors such that practices that would be permissible under the Anti-Kickback Statute may violate EKRA.

If we are deemed to have failed to comply with the Anti-Kickback Statute, the Stark Law, EKRA or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties and exclusion of one or more facilities from participation in the government healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

Federal False Claims Act and Other Fraud and Abuse Provisions

The federal False Claims Act provides the government with a tool to pursue healthcare providers for submitting false claims or requests for payment for healthcare items or services. Under the False Claims Act, the government may fine any person or entity that, among other things, knowingly submits, or causes the submission of, false or fraudulent claims for payment to the federal government or knowingly and improperly avoids or decreases an obligation to pay money to the federal government. The federal government has widely used the False Claims Act to prosecute Medicare and other federal healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports and providing care that is not medically necessary or that is substandard in quality. Claims for services or items rendered in violation of the Anti-Kickback Statute or the Stark Law can provide a basis for liability under the False Claims Act as well. The False Claims Act is also implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

Violations of the False Claims Act are punishable by significant penalties totaling $13,946 to $27,894 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

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

The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates and created security breach notification requirements including notifications to the individuals affected by the breach, the HHS, and in certain cases, the media. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. Management believes that we have been in material compliance with the HIPAA regulations and have developed our policies and procedures to ensure ongoing compliance, although we cannot guarantee that our facilities will not be subject to security incidents or breaches which could have a material adverse effect on our business, financial condition or results of operations.

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

On December 13, 2016, then President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriated substantial resources for the treatment of behavioral healthcare and substance abuse disorders and contained measures intended to strengthen the MHPAEA.

CARES Act and Other Regulatory Matters

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provided over $2 trillion in stimulus benefits for the U.S. economy. Among other things, the CARES Act included additional support for small businesses, expanded unemployment benefits, made forgivable loans available to small businesses, provided for certain federal income tax changes, and provided $500 billion for loans, loan guarantees, and other investments for or in U.S. businesses.

In addition, the CARES Act contained a number of provisions intended to assist healthcare providers combat the effects of the global pandemic of the novel coronavirus known as COVID-19 (“COVID-19”). Those provisions included, among others:

•
an appropriation to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, to reimburse, through grants or other mechanisms, eligible healthcare providers and other approved entities for COVID-19-related expenses or lost revenue;
•
the expansion of CMS’ Accelerated and Advance Payment Program;
•
the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022, and was eliminated effective July 1, 2022; and
•
waivers or temporary suspension of certain regulatory requirements.

The U.S. government initially announced it would offer $100 billion of relief to eligible healthcare providers through the PHSSE Fund. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset COVID-19 related losses and expenses. The $75 billion allocated under the PPP Act was in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and was disbursed to providers under terms and conditions similar to the CARES Act funds. In 2020, we received approximately $34.9 million of the funds distributed from the PHSSE Fund. During the fourth quarter of 2020, we recorded approximately $32.8 million of income from provider relief fund related to PHSSE Fund amounts received in 2020.

In 2021, we received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, we recorded $17.9 million of income from provider relief fund related to PHSSE Fund amounts received. During the year ended December 31, 2022, we received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund amounts and ARP funds received. During the year ended December 31, 2023, we recorded $6.4 million of income from provider relief fund related to ARP funds received and repaid the remaining balance of ARP funds received to eliminate the liability. At December 31, 2022, the unrecognized funds of $9.0 million were included in other accrued liabilities on the consolidated balance sheet.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and healthcare costs related to COVID-19, and we were required to properly and fully document the use of these funds to the HHS. The reporting of the funds is subject to future audit for compliance with the terms and conditions. We recognized PHSSE Fund amounts to the extent we had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

During 2020, we applied for and received approximately $45.2 million of payments from the CMS Accelerated and Advance Payment Program. Of the $45.2 million of advance payments received in 2020, we repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $20.1 million during the year ended December 31, 2022, to eliminate the liability.

Under the CARES Act, we received a 2% increase in our facilities’ Medicare reimbursement rate as a result of the temporary suspension of Medicare sequestration from May 1, 2020 to March 31, 2022, which was reduced to 1% on April 1, 2022, and was eliminated effective July 1, 2022.

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

The regulatory changes related to the CARES Act were temporary and expired at the end of the COVID-19 public health emergency on May 11, 2023.

Corporate Integrity Agreement

During the second quarter of 2019, we entered into a corporate integrity agreement (the “CIA”) with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health, LLC. For further discussion of the background of this matter and the CIA, see “Item 1A. Risk Factors — We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of our existing CIA or any similar agreements in the future”.

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

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $5.0 million per claim and $10.0 million for certain other claims through August 31, 2023 and $7.0 million and $10.0 million for certain other claims thereafter. We have obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million in the aggregate for certain other claims through August 31, 2023 and $78.0 million or $75.0 million in the aggregate for certain other claims thereafter. Our reinsurance receivables are recognized consistent with the related liabilities, and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, including Universal Health Services, Inc. (NYSE: UHS) and other acute inpatient psychiatric hospitals, other residential behavioral healthcare providers, other outpatient opioid treatment providers and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral healthcare facilities. However, the passage of mental healthcare parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies, other pure-play behavioral healthcare companies and private equity firms.

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

Human Capital

At December 31, 2023, we had approximately 23,500 employees, of which 17,000 were employed full-time. At December 31, 2023, we had one facility with a labor union, which represented approximately 150 of our employees. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Diversity and Inclusion

We are committed to maintaining a welcoming and inclusive environment that treats everyone with dignity and respect. Approximately 73% of our employees are women and approximately 48% are people of color. We have policies that strictly prohibit any discrimination on the basis of race, color, national origin, age, religion, disability, gender, marital status, veteran status or any other basis prohibited by federal, state or local law.

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

During March 2020, COVID-19 began to affect our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. population, economy and financial markets. At many of our facilities, employees and/or patients have tested positive for COVID-19. In response to the COVID-19 pandemic, we implemented numerous changes to our policies and procedures to ensure the health of our patients, employees, contractors and communities, including instituting social distancing practices and protective measures throughout our facilities, which included restricting or suspending visitor access, screening patients and staff who enter our facilities based on criteria established by the CDC and local health officials, and testing and isolating patients when warranted.

Seasonality of Demand for Services

Our residential recovery and other inpatient facilities typically experience lower patient volumes and revenue during the holidays, and our child and adolescent facilities typically experience lower patient volumes and revenue during the summer months, holidays and other periods when school is out of session.

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the “Investors” webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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
•
Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.
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
•
Although the COVID-19 public health emergency expired in May 2023, our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time or if patient volumes decline at our facilities.
•
An increase in uninsured or underinsured patients or the deterioration in the collectability of patient accounts receivables could harm our results of operation.

Operational Risks

•
An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, litigation, negative publicity and adversely affect the trading price of our common stock.
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
•
A cybersecurity incident could have a material adverse impact on the Company, including substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to reputational harm and increased costs.
•
Although we have facilities in 38 states and Puerto Rico, we have substantial operations in Pennsylvania, California, Tennessee, Massachusetts, and Arizona, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.
•
Our business and operations are subject to risks related to natural disasters and climate change.
•
If we fail to cultivate new or maintain established relationships with referral sources, our business, financial condition and results of operations could be adversely affected.
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
•
We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of our existing CIA, or any similar agreements in the future.
•
We are and in the future may become involved in legal proceedings based on negligence or breach of a contractual or statutory duty from service users or their family members or from employees or former employees.
•
If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.
•
We could face risks associated with, or arising out of changing laws and regulations, including those involving environmental, health and safety laws and regulations.

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

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2023, we derived approximately 69% of our continuing operations revenue from the Medicare and Medicaid programs.

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

At December 31, 2023, we had approximately $1.4 billion of total debt (net of debt issuance costs, discounts and premiums of $10.4 million), which included approximately $457.2 million of debt under the Credit Facility, $450.0 million of debt under the 5.500% Senior Notes (as defined below) and $475.0 million of debt under the 5.000% Senior Notes (as defined below). See “Item 1. Business — Financing Transactions” for additional details regarding our outstanding indebtedness.

Our debt could have important consequences to our business. For example, it could:

•
increase our vulnerability to general adverse economic and industry conditions;
•
make it more difficult for us to satisfy our other financial obligations;
•
restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on our outstanding term loan borrowings under the Credit Facility), thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•
expose us to interest rate fluctuations because the interest on the Credit Facility is imposed at variable rates;
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

In addition, the terms of our financing arrangements contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the Credit Facility and the Senior Notes (as defined below).

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facility or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

The Credit Facility also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility”.

The restrictions may prevent us from taking actions that management believes would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to our financing arrangements if for any reason we are unable to comply with our financial covenants. The breach of any of these covenants and restrictions could result in a default under the indentures governing the Senior Notes or under the Credit Facility, which could result in an acceleration of our debt.

Despite our current debt level, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our debt.

In January 2024, we entered into the Second Amendment, which provides for the incurrence of $350.0 million of Incremental Term Loans. We may incur substantial additional debt, including additional notes and other debt, in the future. Although the indentures governing the Senior Notes and the Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

If we default on our obligations to pay our debt, we may not be able to make payments on our financing arrangements.

Any default under the agreements governing our debt, including a default under the Credit Facility or the indentures governing the Senior Notes, and the remedies sought by the holders of such debt, could adversely affect our ability to pay the principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our debt, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our debt (including the Credit Facility and the indentures governing the Senior Notes), we would be in default under the terms of the agreements governing such debt. In the event of such default, the holders of such debt could elect to declare all the funds borrowed thereunder to be due and payable, the lenders under the Credit Facility could elect to terminate their commitments or cease making further loans and institute foreclosure proceedings against our assets, or we could be forced to apply all available cash flows to repay such debt, and, in any such case, we could ultimately be forced into bankruptcy or liquidation. Because the indentures governing the Senior Notes and the agreement governing the Credit Facility have customary cross-default provisions, if the debt under the Senior Notes or the Credit Facility is accelerated, we may be unable to repay or refinance the amounts due.

We may be required to record additional charges to future earnings if our goodwill, intangible assets and property and equipment become impaired.

We are required under U.S. generally accepted accounting principles (“GAAP”) to review annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable, our goodwill and indefinite-lived intangible assets for impairment. Although there were no impairment charges recorded for the 2023 annual impairment review, we may be required to record charges to earnings during any period in which an impairment of our goodwill, intangible assets and property and equipment is determined which could adversely affect our results of operations. For the year ended December 31, 2023, we recorded non-cash impairment charges of $9.8 million related to the closure of certain facilities, which is recorded on our condensed consolidated statement of operations. The non-cash impairment charges included indefinite-lived asset impairments of $5.4 million, property impairments of $2.0 million and operating lease right-of-use asset impairments of $2.4 million. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Property and Equipment and other Long-Lived Assets” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

Our operating costs are subject to increases in the wages and salaries of our staff.

The most significant operating expense for our facilities is wage costs, which represent the staff costs incurred in providing our services and running our facilities, and which are primarily driven by the number of employees and pay rates. The number of employees employed by us is primarily linked to the number of facilities we operate and the number of individuals cared for by us. While we have reduced the number of employees when occupancy rates decrease at our facilities and can continue to do so in the future, there is a limit on the extent to which this can be done without impacting the quality of our services.

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

Our business has in the past been, and may continue to be, affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments, and can continue to be affected by such factors in the future. In particular, we have historically financed acquisitions, the development of de novo and joint venture facilities and the modification of our existing facilities through a variety of sources, including our own cash reserves and debt financing. While we intend to seek to finance acquisitions and new and existing developments from similar sources in the future, there may be insufficient cash reserves to fund the budgeted capital expenditure and market conditions and other factors may prevent us from obtaining debt financing on appropriate terms or at all. In addition, market conditions may limit the number of financial institutions that are willing to provide financing to landlords with whom we wish to contract to build new healthcare facilities which can then be made available to us under a long-term operating lease. If conditions in the global economy remain uncertain or weaken further, this could materially adversely impact our average daily census (“ADC”), which would have a corresponding negative impact on our business, results of operations and financial condition.

A worsening of the economic and employment conditions in the geographies in which we operate could materially affect our business and future results of operations.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid, which are significant payor sources for our facilities. In periods of high unemployment, we have faced and could continue to face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving behavioral healthcare services, potential increases in the uninsured and underinsured populations we serve and further difficulties in collecting patient co-payment and deductible receivables.

A sizable portion of our revenue from certain residential recovery, eating disorder facilities, CTCs and youth programs is from self-payors. Accordingly, a sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for services.

Furthermore, the availability of liquidity and capital resources to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, access to those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt (including debt under the Credit Facility and the Senior Notes). A sustained economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under the Credit Facility, causing them to fail to meet their obligations to us.

Increases in inflation and rising interest rates may adversely impact our business, financial condition and results of operations.

Inflation in the U.S. has recently accelerated and is currently expected to continue at an elevated level in the near-term. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflicts between Ukraine and Russia and in Israel and Gaza. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor and services and the margins we are able to realize on the operation of our facilities and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn will result in higher costs of debt borrowing and could limit our growth strategy.

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

Although the COVID-19 public health emergency expired in May 2023, our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time or if patient volumes decline at our facilities.

The global pandemic of COVID-19 has affected our facilities, employees, patients, communities, business operations and financial performance, as well as the broader U.S. economy and financial markets. Since 2020, COVID-19 resulted in fewer referrals to our facilities and lower voluntary admissions as individuals were less inclined to leave their homes and seek treatment. When employees and/or patients at a facility are infected with COVID-19, there is a risk that the virus will spread to others at the facility and impact the operations of such facility. COVID-19 is continuing to evolve and its full impact remains unknown and difficult to predict; however, it has adversely affected our business operations since 2020 and could negatively impact our financial performance in the future.

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

The steps we have taken to mitigate the financial impact of COVID-19 may not be successful, and we could experience material decreases in Adjusted EBITDA in 2023 or longer. In addition, we may need to take further steps to mitigate the financial impact of COVID-19, which actions could adversely affect our financial condition and results of operations.

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

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2023, our estimated implicit price concessions represented approximately 16% of our accounts receivable balance as of such date.

Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business.

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

Operational Risks

An incident involving one or more of our patients or the failure by one or more of our facilities to provide appropriate care could result in increased regulatory burdens, governmental investigations, litigation, negative publicity and adversely affect the trading price of our common stock.

Because many of the patients we treat suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, sexual abuse, assaults and elopements, have occurred in the past and could continue to occur in the future. As a result of adverse patient incidents, we have experienced admissions holds, adverse regulatory action, civil litigation, negative publicity and negative impacts on referrals. If one or more of our facilities experiences an adverse patient incident in the future or is found to have failed to provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against us. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on our business, financial condition and results of operations. In addition, we have been and could become the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation and how our referral sources and payors view us.

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

The nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our financial condition and results of operations may be materially adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our business, financial condition and results of operations could be negatively impacted. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service, as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

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

Our future growth will partly depend on our ability to maintain our reputation for providing quality patient care and, through new programs and marketing activities, increased demand for our services. Factors such as increased acuity of our patients, health and safety incidents at our facilities, regulatory enforcement actions, negative press, civil liability or general customer dissatisfaction could lead to deterioration in the level of our quality ratings or the public perception of the quality of our services (including as a result of negative publicity about our industry generally), which in turn could lead to a loss of patient placements, referrals and self-pay patients or service users. Any impairment of our reputation, loss of goodwill or damage to the value of our brand name could have a material adverse effect on our business, results of operations and financial condition.

Many of our service users have complex medical conditions or special needs, are vulnerable and often require a substantial level of care and supervision. Our service users have in the past been harmed by one or more of our employees, and could in the future be harmed by our employees, either intentionally, through negligence or by accident. Further, individuals cared for by us have in the past engaged, and may in the future engage, in behavior that results in harm to themselves, our employees or to one or more other individuals, including members of the public. A serious incident involving harm to one or more service users or other individuals could result in negative publicity. Such negative publicity could have a material adverse effect on our brand, reputation and ADC, which would have a corresponding negative impact on our business, results of operations and financial condition. Furthermore, the damage to our reputation or to the reputation of the relevant facility from any such incident could be exacerbated by any failure on our part to respond effectively to such incident.

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

A cybersecurity incident could have a material adverse impact on the Company, including substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to reputational harm and increased costs.

We have experienced adverse IT events in the past including a criminal ransomware attack on our computer network, which resulted in a temporary systems outage, as well as attempts of computer hacking, vandalism and theft, malware, computer viruses, malicious codes, worms, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. However, it is widely reported that healthcare companies are increasingly prime targets for cyber-attacks and we expect our systems to continue to be subject to attack on a regular basis.

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

Although we have facilities in 38 states and Puerto Rico, we have substantial operations in Pennsylvania, California, Tennessee, Massachusetts and Arizona, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

Revenue from Pennsylvania, California, Tennessee, Massachusetts and Arizona represented approximately 13%, 8%, 7%, 6% and 6% of our total revenue for the year ended December 31, 2023, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

If we fail to cultivate new or maintain established relationships with referral sources, our business, financial condition and results of operations could be adversely affected.

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2023, a labor union represented approximately 150 of our employees at one of our facilities. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the departure of one or more of our key executives or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives and the chief executive officer, chief financial officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. During 2023, we hired a new chief financial officer and general counsel to replace executive officers who left the company during 2023. It may take time for new officers to be integrated into our business. In addition, the loss of the services of one or more of our senior executives or our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could have a material adverse effect on our business, results of operations and financial condition.

Legal Proceedings and Regulatory Risks

We are and in the future could become the subject of additional governmental investigations, regulatory actions and whistleblower lawsuits.

Healthcare companies in the U.S. may be subject to investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies. See Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K for additional information about pending investigations. These investigations can result in repayment obligations, and violations of the False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. If we incur significant costs responding to or resolving these or future inquiries or investigations, our business, financial condition and results of operations could be materially adversely affected.

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

We could be subject to monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of our existing CIA or any similar agreements in the future.

During the second quarter of 2019, we reached a settlement with the U.S. Attorney’s Office for the Southern District of West Virginia relating to the manner in which seven of our CTCs in West Virginia had historically billed lab claims to the West Virginia Medicaid Program. During the three months ended June 30, 2019, we entered into the CIA with the OIG imposing certain compliance obligations on us and our subsidiary, CRC Health, LLC, in connection with such settlement. Material, uncorrected violations of the CIA could lead to our suspension or exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our healthcare practices and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by regulatory authorities.

Even if we successfully comply with all terms of the existing CIA, we may be subject to similar agreements in the future if we are found to have violated laws against healthcare fraud, waste, and abuse. Any failure to comply with any such agreements could have a material impact on our financial performance and our ability to operate our business.

We are and in the future may become involved in legal proceedings based on negligence or breach of a contractual or statutory duty from service users or their family members or from employees or former employees.

We have been in the past and will continue in the future to be subject to complaints and claims from service users and their family members alleging professional negligence, medical malpractice or mistreatment. We are also subject to claims for unlawful detention from time to time when patients allege they should not have been detained under applicable laws and regulations or where the appropriate procedures were not correctly followed. Similarly, we have been in the past and will continue in the future to be subject to substantial claims from employees in respect of personal injuries sustained in the performance of their duties. Current or former employees may also make claims against us in relation to breaches of employment laws. There may also be safeguarding incidents at our facilities which, depending on the circumstances, may result in custodial sentences or other criminal sanctions for the member of staff involved.

For example, as described in more detail in Note 11 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on July 7, 2023, in connection with one of the lawsuits in our Desert Hills Litigation, a jury awarded the plaintiff compensatory damages of $80.0 million and punitive damages of $405.0 million. We subsequently paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to this lawsuit, as well as two other related cases. An additional lawsuit based on similar facts has been filed and we could incur substantial damage awards or settlements in connection with this lawsuit or any future claims.

The incurrence of substantial legal fees, damage awards or other fines as well as the potential impact on our brand or reputation as a result of being involved in any legal proceedings could have a material impact on our business, results of operations and financial condition.

We carry a large self-insured retention and may be responsible for significant amounts not covered by insurance. In addition, our insurance may be inadequate, premiums may increase and, if there is a significant deterioration in our claims experience, insurance may not be available on acceptable terms.

We have been in the past and will continue in the future to be subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions, such as the Desert Hills Litigation, may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. We maintain liability insurance intended to cover service user, third-party and employee personal injury claims. Due to the structure of our insurance program under which we carry a large self-insured retention, there may be substantial claims in respect of which the liability for damages and costs falls to us before being met by any insurance underwriter. As was the case with the Desert Hills Litigation, there may also be claims in excess of our insurance coverage or claims which are not covered by our insurance due to other policy limitations or exclusions or where we have failed to comply with the terms of the policy. Furthermore, there can be no assurance that we will be able to obtain liability insurance coverage in the future on acceptable terms, or without substantial premium increases or at all, particularly if there is a deterioration in our claim experience history. A successful claim against us not covered by or in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

We handle sensitive personal data which are protected by numerous U.S. laws in the ordinary course of business and any failure to maintain the confidentiality of such data could result in legal liability and reputational harm.

We collect, process and store sensitive personal data as part of our business. In the event of a security breach, sensitive personal data could become public. We are currently not aware of any material incidences of potential data breach; however, there can be no assurance that such breaches will not arise in the future. Although we have in place policies and procedures to prevent such breaches, breaches could occur either as a result of a breach by our employees or as a result of a breach by a third-party to whom we have provided sensitive personal data. We could face liability under data protection laws.

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

Our facilities have in the past and will continue in the future to be subject to regular surveys by federal, state, and local regulators, accreditation agencies and certain referral sources. Such surveys have in the past and could in the future result in findings of immediate jeopardy, licensing restrictions and admissions holds. Such survey activity could in the future result in loss of certification, loss of accreditation, admissions holds and license revocation, which could have a material adverse effect on our business, financial condition or results of operations.

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

There are currently numerous legislative and regulatory initiatives in the U.S. addressing patient privacy and information security concerns. In particular, federal regulations issued under HIPAA require our facilities to comply with standards to protect the privacy, security and integrity of PHI. These requirements include: the adoption of certain administrative, physical, and technical safeguards; development of adequate policies and procedures, training programs and other initiatives to ensure the privacy of PHI is maintained; entry into appropriate agreements with so-called business associates; and affording patients certain rights with respect to their PHI, including notification of any breaches. Compliance with these regulations requires substantial expenditures, which could negatively impact our business, financial condition or results of operations. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

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

We could face risks associated with, or arising out of changing laws and regulations, including those involving environmental, health and safety laws and regulations.

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
•
regulate workplace safety.

Compliance with these laws and regulations could increase our costs of operation. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial condition or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly owned, operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third-party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we operate, lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third-party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners, lessors or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As part of our Enterprise Risk Management (“ERM”) process, we identify risks and assign responsibility for managing each risk to the appropriate level of management. Cybersecurity is a risk identified in our ERM process. Management has implemented a comprehensive cybersecurity risk management strategy in line with industry standards and regulatory requirements. This strategy includes:

•
conducting an independent cybersecurity maturity assessment to evaluate the health of our overall cyber programs and developing a solid roadmap to continuously improve our defensive posture;
•
performing regular risk assessments, where we identify potential vulnerabilities and evaluate the likelihood of various cyber threats;
•
implementing security controls including email and browser protection, audit log monitoring, malware defenses, controlled use of administrative privileges, encryption protocols, and multi-factor authentication; and
•
implementing progressively challenging employee training and awareness programs, including simulated phishing campaigns, to reduce the risk of human error in the recognition and reporting of potential threats.

We continuously monitor our networks and systems and integrate threat intelligence feeds to evaluate evolving cyber threats. We conduct regular testing and simulation exercises, including engaging third-party service providers to perform penetration testing, to identify and address weaknesses in our defenses and engage third-party service providers to perform cybersecurity risk assessments, which are based on the National Institute of Standards and Technology framework. Cyber risks are considered and addressed for those third-party relationships deemed critical to our operations, as well as those with access to or custody of confidential data or customer non-public information, including PHI, and those services or products accessed in a cloud environment or involving generative artificial intelligence or other machine learning technologies.

The Audit and Risk Committee of the board of directors has responsibility of oversight for the Company’s enterprise risk assessment and risk management systems. Our Chief Information Officer (“CIO”), Senior Director of Information Security and other delegated positions are responsible for assessing and managing our material risks from cybersecurity risks. Our CIO has 15 years of experience in cybersecurity and a degree in management information systems. We also have a Cybersecurity Infrastructure Committee that meets monthly. We have implemented an incident response strategy as an element of our overall risk management approach. Our incident response plan entails clearly-defined roles and responsibilities, established communication protocols and measures to mitigate the impact of any cybersecurity incidents. We have experienced adverse IT events in the past, but to date, we have seen no material impact on our business or operations from these attacks or events. We prioritize the detection, response, and recovery from potential breaches and carry cybersecurity insurance which includes cyber breach response services. The scope and coverage of our cybersecurity insurance is reviewed on an annual basis. Risks and potential threats are identified and measured through these monitoring, testing, and response processes procedures and significant risks, and threats are reported by the CIO to the Audit and Risk Committee.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2023:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	4	533
Arkansas	6	785
California	22	486
Delaware	4	130
Florida	13	509
Georgia	9	390
Illinois	3	353
Indiana	10	337
Iowa	2	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	467
Maine	6	—
Maryland	3	—
Massachusetts	14	263
Michigan	5	442
Mississippi	3	496
Missouri	6	580
Nevada	3	134
New Hampshire	2	—
New Jersey	1	—
North Carolina	10	376
Ohio	6	290
Oklahoma	4	108
Oregon	7	—
Pennsylvania	31	1,836
Rhode Island	2	—
South Carolina	1	63
South Dakota	1	126
Tennessee	14	1,049
Texas	5	607
Utah	6	147
Vermont	1	—
Virginia	9	474
Washington	8	—
West Virginia	7	—
Wisconsin	15	35
Puerto Rico	1	172
	253	11,188

See “Item 1. Business — Operations” for a summary description of the facilities that we own and lease. In addition, we currently lease approximately 61,000 square feet of office space at 6100 Tower Circle, Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.”

Stockholders

As of February 28, 2024, there were approximately 598 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2023, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock units, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	3,709	$74.54	—	—
November 1 – November 30	2,306	$73.18	—	—
December 1 – December 31	730	$74.96	—	—
Total	6,745

Dividends

We have never declared or paid dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our indebtedness (including the Credit Facility and the indenture governing the Senior Notes), and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.

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
•
the outcome of pending litigation;
•
the impact of carrying a large self-insured retention, the possibilities of being responsible for significant amounts not covered by insurance, premium increases and insurance not being available on acceptable terms because of our claims experience;
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

•
the impact of Medicaid eligibility determinations associated with the end of COVID-19 related Medicaid continuing coverage requirements;
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
•
the risk of a cybersecurity incident and any resulting adverse impact on our operations or violation of laws and regulations regarding information privacy;
•
the impact of our business if our information systems fail or our databases are destroyed or damaged;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At December 31, 2023, we operated 253 behavioral healthcare facilities with approximately 11,200 beds in 38 states and Puerto Rico. During the year ended December 31, 2023, we added 595 beds, consisting of 302 added to existing facilities and 293 added through the opening of one wholly-owned facility and two joint venture facilities, and we opened six CTCs. For the year ending December 31, 2024, we expect to add approximately 1,200 total beds and open up to 14 CTCs, excluding acquisitions.

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

Acquisitions

In July 2023, we signed a definitive agreement to acquire substantially all of the assets of Turning Point, a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services. The transaction closed on February 22, 2024.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Revenue	$2,928,738	100.0%	$2,610,399	100.0%	$2,314,394	100.0%
Salaries, wages and benefits	1,572,330	53.7%	1,393,434	53.4%	1,243,804	53.7%
Professional fees	176,013	6.0%	158,013	6.1%	136,739	5.9%
Supplies	105,992	3.6%	100,200	3.8%	90,702	3.9%
Rents and leases	46,552	1.6%	45,462	1.7%	38,519	1.7%
Other operating expenses	388,906	13.3%	349,277	13.4%	301,339	13.0%
Income from provider relief fund	(6,419)	(0.2)%	(21,451)	(0.8)%	(17,900)	(0.8)%
Depreciation and amortization	132,349	4.5%	117,769	4.5%	106,717	4.6%
Interest expense, net	82,125	2.8%	69,760	2.7%	76,993	3.3%
Debt extinguishment costs	—	0.0%	—	0.0%	24,650	1.1%
Legal settlements expense	394,181	13.5%	—	0.0%	—	0.0%
Loss on impairment	9,790	0.3%	—	0.0%	24,293	1.0%
Gain on sale of property	(9,747)	(0.3)%	—	0.0%	—	0.0%
Transaction, legal and other costs	62,026	2.1%	23,792	0.9%	12,778	0.6%
Total expenses	2,954,098	100.9%	2,236,256	85.7%	2,038,634	88.0%
(Loss) income from continuing operations before income taxes	(25,360)	(0.9)%	374,143	14.3%	275,760	12.0%
(Benefit from) provision for income taxes	(9,699)	(0.3)%	94,110	3.6%	67,557	2.9%
(Loss) income from continuing operations	(15,661)	(0.6)%	280,033	10.7%	208,203	8.9%
Loss from discontinued operations, net of taxes	—	0.0%	—	0.0%	(12,641)	(0.5)%
Net (loss) income	(15,661)	(0.6)%	280,033	10.7%	195,562	8.4%
Net income attributable to noncontrolling interests	(6,006)	(0.2)%	(6,894)	(0.3)%	(4,927)	(0.2)%
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(21,667)	(0.8)%	$273,139	10.4%	$190,635	8.2%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 12% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Similar with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation in 2023 compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 38 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for our continuing operations for the years ended December 31, 2023 and 2022 compared to the previous years:

	Year Ended December 31,
	2023	2022
Same Facility Results (a)
Revenue growth	12.0%	9.2%
Patient days growth	5.1%	2.5%
Admissions growth	4.9%	(1.0)%
Average length of stay change (b)	0.2%	3.6%
Revenue per patient day growth	6.5%	6.5%
Adjusted EBITDA margin change (c)	60 bps	70 bps
Adjusted EBITDA margin excluding income from provider relief fund (d)	120 bps	60 bps

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.
(c)
Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, debt extinguishment costs, loss on impairment, gain on sale of property, transaction, legal and other costs, interest expense, legal settlements expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the healthcare industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
(d)
For the years ended December 31, 2023, 2022 and 2021, excludes income from provider relief fund of $6.4 million, $21.5 million and $17.9 million, respectively.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Revenue. Revenue increased $318.3 million, or 12.2%, to $2,928.7 million for the year ended December 31, 2023 from $2,610.4 million for the year ended December 31, 2022. Same facility revenue increased by $309.3 million, or 12.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, resulting from same facility growth in patient days of 5.1%, an increase in same facility revenue per patient day of 6.5% and an increase in same facility admissions of 4.9%. Consistent with the same facility patient day growth in 2022, the growth in same facility patient days for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,572.3 million for the year ended December 31, 2023 compared to $1,393.4 million for the year ended December 31, 2022, an increase of $178.9 million. SWB expense included $32.3 million and $29.6 million of equity-based compensation expense for the years ended December 31, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $1,540.0 million, or 52.6% of revenue, for the year ended December 31, 2023, compared to $1,363.8 million, or 52.2% of revenue, for the year ended December 31, 2022. Same facility SWB expense was $1,396.1 million for the year ended December 31, 2023, or 48.2% of revenue, compared to $1,253.3 million for the year ended December 31, 2022, or 48.4% of revenue.

Professional fees. Professional fees were $176.0 million for the year ended December 31, 2023, or 6.0% of revenue, compared to $158.0 million for the year ended December 31, 2022, or 6.1% of revenue. Same facility professional fees were $156.0 million for the year ended December 31, 2023, or 5.4% of revenue, compared to $145.2 million, for the year ended December 31, 2022, or 5.6% of revenue.

Supplies. Supplies expense was $106.0 million for the year ended December 31, 2023, or 3.6% of revenue, compared to $100.2 million for the year ended December 31, 2022, or 3.8% of revenue. Same facility supplies expense was $104.0 million for the year ended December 31, 2023, or 3.6% of revenue, compared to $99.0 million for the year ended December 31, 2022, or 3.8% of revenue.

Rents and leases. Rents and leases were $46.6 million for the year ended December 31, 2023, or 1.6% of revenue, compared to $45.5 million for the year ended December 31, 2022, or 1.7% of revenue. Same facility rents and leases were $42.5 million for the year ended December 31, 2023, or 1.5% of revenue, compared to $42.1 million for the year ended December 31, 2022, or 1.6% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $388.9 million for the year ended December 31, 2023, or 13.3% of revenue, compared to $349.3 million for the year ended December 31, 2022, or 13.4% of revenue. Same facility other operating expenses were $362.6 million for the year ended December 31, 2023, or 12.5% of revenue, compared to $331.7 million for the year ended December 31, 2022, or 12.8% of revenue.

Income from provider relief fund. For the year ended December 31, 2023, we recorded $6.4 million of income from provider relief fund related to ARP funds received in 2022. For the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to PHSSE Fund amounts and ARP funds received in 2021 and 2022.

Depreciation and amortization. Depreciation and amortization expense was $132.3 million for the year ended December 31, 2023, or 4.5% of revenue, compared to $117.8 million for the year ended December 31, 2022, or 4.5% of revenue.

Interest expense. Interest expense was $82.1 million for the year ended December 31, 2023 compared to $69.8 million for the year ended December 31, 2022. The increase in interest expense was primarily the result of rising interest rates.

Legal settlements expense. Legal settlements expense for the year ended December 31, 2023 was $394.2 million associated with the Desert Hills Litigation.

Loss on impairment. During the year ended December 31, 2023, we recorded non-cash impairment charges totaling $9.8 million related to the closure of certain facilities. The non-cash impairment charges included indefinite-lived intangible asset impairments of $5.4 million, property impairments of $2.0 million and operating lease right-of-use asset impairments of $2.4 million.

Gain on sale of property. During the year ended December 31, 2023, we recorded a $9.7 million gain on facility property sale.

Transaction, legal and other costs. Transaction, legal and other costs were $62.0 million for the year ended December 31, 2023 compared to $23.8 million for the year ended December 31, 2022. Transaction, legal and other costs represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2023	2022
Legal, accounting and other acquisition-related costs	$31,335	$5,741
Management transition costs	23,283	11,575
Termination and restructuring costs	7,408	6,476
	$62,026	$23,792

(Benefit from) provision for income taxes. For the year ended December 31, 2023, the benefit from income taxes was $(9.7) million, reflecting an effective tax rate of 38.2%, compared to the provision for taxes of $94.1 million, reflecting an effective tax rate of 25.2%, for the year ended December 31, 2022. The Company’s lower pre-tax results for the year yields higher volatility in the items impacting the effective tax rate for the year ended December 31, 2023 when compared to prior periods.

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

Transaction, legal and other costs. Transaction, legal and other costs were $23.8 million for the year ended December 31, 2022 compared to $12.8 million for the year ended December 31, 2021. Transaction, legal and other costs represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Management transition costs	$11,575	$-
Termination and restructuring costs	6,476	5,343
Legal, accounting and other acquisition-related costs	5,741	7,435
	$23,792	$12,778

Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2021 was $12.6 million.

Provision for income taxes. For the year ended December 31, 2022, the provision for income taxes was $94.1 million, reflecting an effective tax rate of 25.2%, compared to $67.6 million, reflecting an effective tax rate of 24.5%, for the year ended December 31, 2021. The increase in the effective tax rate for the year ended December 31, 2022 was primarily attributable to income tax benefits recognized in 2021 from the reversal of valuation allowances and the release of unrecognized tax benefit liabilities.

Liquidity and Capital Resources

Cash provided by continuing operating activities for the year ended December 31, 2023 was $462.3 million compared to $380.6 million for the year ended December 31, 2022. Days sales outstanding at December 31, 2023 was 45 compared to 44 at December 31, 2022.

Cash used in continuing investing activities for the year ended December 31, 2023 was $397.2 million compared to $305.8 million for the year ended December 31, 2022. Cash used in continuing investing activities for the year ended December 31, 2023 primarily consisted of payments of $424.1 million of cash paid for capital expenditures, $0.3 million of cash paid for acquisitions and $2.2 million of cash paid for other, offset by proceeds from the sale of property and equipment of $29.4 million. Cash paid for capital expenditures for the year ended December 31, 2023 was $424.1 million, consisting of routine or maintenance capital expenditures of $99.6 million and expansion capital expenditures of $324.5 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the year ended December 31, 2023. Cash used in continuing investing activities for the year ended December 31, 2022 primarily consisted of payments of $296.1 million of cash paid for capital expenditures, $9.5 million of cash paid for acquisitions and $7.2 million of cash paid for other, offset by proceeds from the sale of property and equipment of $7.1 million. Cash paid for capital expenditures for the year ended December 31, 2022 was $296.1 million, consisting of routine or maintenance capital expenditures of $60.5 million and expansion capital expenditures of $235.6 million.

Cash used in continuing financing activities for the year ended December 31, 2023 was $62.7 million compared to $110.9 million for the year ended December 31, 2022. Cash used in continuing financing activities for the year ended December 31, 2023 primarily consisted of repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises of $44.3 million, principal payments on revolving credit facility of $35.0 million, principal payments on long-term debt of $21.3 million and distributions to noncontrolling partners in joint ventures of $5.1 million, offset by borrowing on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $3.0 million. Cash used in continuing financing activities for the year ended December 31, 2022 primarily consisted of principal payments on revolving credit facility of $95.0 million, principal payments on long-term debt of $18.6 million, repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises of $6.2 million, acquisition of ownership interests from noncontrolling partners of $5.5 million and distributions to noncontrolling partners in joint ventures of $1.0 million, offset by contributions from noncontrolling partners in joint ventures of $15.4 million and other of $0.1 million.

We had total available cash and cash equivalents of $100.1 million, $97.6 million and $133.8 million at December 31, 2023, 2022 and 2021, respectively, of which approximately $11.3 million, $3.7 million and $20.1 million, respectively, was held by our foreign subsidiaries. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 11 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with three of the lawsuits in our Desert Hills Litigation styled Inman v. Garcia, et al, Case No. D-117-CV-2019-00136, Rael v. Garcia, et al, Case No. D-117-CV-2019-00135 and Endicott-Quinones v. Garcia, et al, Case No. D-117-CV-2019-00137 (collectively the “Cases”). The settlement agreements were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by us. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted or that may be asserted in the future.

Credit Facility

On March 17, 2021, we entered into the Credit Facility, which provides for a $600.0 million Revolving Facility and a Term Loan Facility in an initial principal amount of $425.0 million, each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit.

As a part of the closing of the Credit Facility on March 17, 2021, we (i) refinanced and terminated the Prior Credit Facility and (ii) financed the redemption of all of the outstanding 5.625% Senior Notes.

On March 30, 2023, we entered into the First Amendment, which replaces LIBOR as the reference rate applicable to borrowings under the Credit Facility with Adjusted Term SOFR. After giving effect to the First Amendment, borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (i) Adjusted Term SOFR plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our consolidated total net leverage ratio. In addition, an unused fee that varies according to our consolidated total net leverage ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The interest rates and the unused line fee on unused commitments related to the Credit Facility are based upon the following pricing tiers:

Pricing Tier	Consolidated Total Net Leverage Ratio	SOFR Loans	Base Rate Loans	Commitment Fee
1	≥ 4.50:1.0	2.250%	1.250%	0.350%
2	<4.50:1.0 but ≥ 3.75:1.0	2.000%	1.000%	0.300%
3	<3.75:1.0 but ≥ 3.00:1.0	1.750%	0.750%	0.250%
4	<3.00:1.0 but ≥ 2.25:1.0	1.500%	0.500%	0.200%
5	<2.25:1.0	1.375%	0.375%	0.200%

On January 18, 2024, we entered into the Second Amendment, which provides for the incurrence of $350.0 million of Incremental Term Loans. Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $10.2 million for the quarter ending March 31, 2024, $15.4 million for each quarter ending from June 30, 2024 to March 31, 2025, and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the Consolidated EBITDA (as defined in the Credit Facility) at the time of determination (the “Incremental Fixed Basket”), and (ii) the additional amounts that would not cause our consolidated senior secured net leverage ratio to exceed 3.5 to 1.0 (the “Incremental Ratio Basket”). The Incremental Term Loans were incurred in reliance on the Incremental Ratio Basket, leaving the full amount of the Incremental Fixed Basket available for any future Incremental Facilities.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of our obligations under the Credit Facility. We and such guarantor subsidiaries have granted a security interest in substantially all personal property assets as collateral for the obligations under the Credit Facility.

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At December 31, 2023, we were in compliance with all financial covenants.

During the year ended December 31, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. During the year ended December 31, 2022, we repaid $95.0 million of the balance outstanding on the Revolving Facility. We had $516.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2023.

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

The indentures governing the 5.500% Senior Notes and the 5.000% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of our assets; and (vii) create liens on assets.

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guaranteed our obligations under the Credit Facility. The guarantees are full and unconditional and joint and several.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for the combined wholly-owned subsidiary guarantors at December 31, 2023 and 2022, and for the year ended December 31, 2023.

Summarized balance sheet information (in thousands):

	December 31,
	2023	2022
Current assets	$442,813	$396,553
Property and equipment, net	1,656,941	1,517,893
Goodwill	2,105,563	2,105,227
Total noncurrent assets	4,043,891	3,921,336

Current liabilities	827,648	345,606
Long-term debt	1,342,548	1,364,541
Total noncurrent liabilities	1,503,345	1,629,750
Redeemable noncontrolling interests	—	—
Total equity	2,155,711	2,342,533

Summarized operating results information (in thousands):

For the Year Ended December 31, 2023
Revenue	$2,546,288
Loss from continuing operations before income taxes	(63,035)
Net loss	(37,376)
Net loss attributable to Acadia Healthcare Company, Inc.	(37,376)

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$108,635	$555,067	$534,625	$510,624	$1,708,951
Operating lease liabilities (b)	32,767	49,640	26,018	57,375	165,800
Finance lease liabilities	1,006	2,178	2,178	20,733	26,095
Total obligations and commitments	$142,408	$606,885	$562,821	$588,732	$1,900,846

(a)
Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2023.
(b)
Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2023, we had standby letters of credit outstanding of $3.5 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2023 was composed of $915.9 million of fixed-rate debt and $426.7 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at December 31, 2023, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $4.3 million.

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

Revenue and Accounts Receivable

Our revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment. We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS and other programs; and (iv) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. Our cost report payables were $9.3 million and $13.7 million as of December 31, 2023 and 2022, respectively, and were included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $1.8 million and $0.1 million for the years ended December 31, 2023 and 2022, compared to a decrease to revenue of $5.4 million for the year ended December 31, 2021.

The following table presents revenue by payor type and as a percentage of revenue for continuing operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Commercial	$820,701	28.0%	$788,895	30.2%	$684,292	29.6%
Medicare	441,761	15.1%	394,227	15.1%	364,598	15.8%
Medicaid	1,578,518	53.9%	1,319,600	50.6%	1,147,884	49.6%
Self-Pay	67,583	2.3%	76,050	2.9%	93,425	4.0%
Other	20,175	0.7%	31,627	1.2%	24,195	1.0%
Revenue	$2,928,738	100.0%	$2,610,399	100.0%	$2,314,394	100.0%

The following tables present a summary of our aging of accounts receivable at December 31, 2023 and 2022:

December 31, 2023

	Current	30-90	90-150	>150	Total
Commercial	17.3%	5.4%	3.1%	9.5%	35.3%
Medicare	9.3%	1.4%	0.5%	1.1%	12.3%
Medicaid	33.4%	5.4%	2.5%	4.7%	46.0%
Self-Pay	1.4%	1.3%	1.2%	2.5%	6.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.5%	7.3%	17.8%	100.0%

December 31, 2022

	Current	30-90	90-150	>150	Total
Commercial	18.0%	5.3%	2.8%	8.4%	34.5%
Medicare	11.5%	1.7%	0.7%	1.4%	15.3%
Medicaid	31.7%	4.5%	2.6%	4.7%	43.5%
Self-Pay	1.2%	1.4%	1.2%	2.6%	6.4%
Other	0.2%	0.0%	0.0%	0.1%	0.3%
Total	62.6%	12.9%	7.3%	17.2%	100.0%

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $5.0 million per claim and $10.0 million for certain other claims through August 31, 2023 and $7.0 million and $10.0 million for certain other claims thereafter. We have obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million in the aggregate for certain other claims through August 31, 2023 and $78.0 million or $75.0 million in the aggregate for certain other claims thereafter. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We recorded unfavorable adjustments of $5.3 million and $5.9 million to our estimated liability for self-insured professional and general liability claims during the years ended December 31, 2023 and 2022, respectively, relating to the settlement or expected settlement of certain prior year claims. The professional and general liability reserve was $109.4 million at December 31, 2023, of which $12.5 million was included in other accrued liabilities and $96.9 million was included in other long-term liabilities. The professional and general liability reserve was $103.6 million at December 31, 2022, of which $12.1 million was included in other accrued liabilities and $91.5 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $62.3 million at December 31, 2023, of which $33.6 million was included in other current assets and $28.7 million was included in other assets, and such receivable was $37.8 million at December 31, 2022, of which $10.2 million was included in other current assets and $27.6 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $26.8 million at December 31, 2023, of which $12.0 million was included in accrued salaries and benefits and $14.8 million was included in other long-term liabilities, and such liability was $24.2 million at December 31, 2022, of which $12.0 million was included in accrued salaries and benefits and $12.2 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $132.3 million, $117.8 million and $106.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the year ended December 31, 2023, we recorded non-cash property impairment charges of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations. During the second quarter of 2021, we opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter of 2021, we recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage.

We performed an impairment review of long-lived assets in the fourth quarter of 2023, 2022 and 2021 and recorded no impairment.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

As of our annual impairment tests on October 1, 2023, October 1, 2022 and October 1, 2021, we had one reporting unit, behavioral healthcare services. The fair value of our behavioral healthcare services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

During the year ended December 31, 2023, we recorded non-cash indefinite-lived intangible asset impairment charges of $5.4 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations. During the second quarter of 2021, we sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. During the fourth quarter of 2021, we sold one outpatient facility for $1.5 million and recorded a write down of $0.7 million of goodwill and $0.1 million of intangibles related to the disposition.

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

We have accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We accrue for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Audit and Risk Committee

The information with respect to our Audit and Risk Committee and our audit committee financial experts serving on the Audit and Risk Committee set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit and Risk Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit and Risk Committee, Compensation Committee, Compliance Committee, and Nominating and Governance Committee, are available on our website at www.acadiahealthcare.com on the Investors webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, Attention: Brian Farley, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (a)
Equity Compensation Plans Approved by Stockholders (b)	2,303,054	(c)	$56.21	2,634,774
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	2,303,054			2,634,774

(a)
Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding performance stock units.
(b)
Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(c)
Includes 336,031 shares that may be issued upon vesting of outstanding performance stock units that vest over three years, assuming that maximum performance goals are attained in all three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2024 is incorporated herein by reference.

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

3.1

Amended and Restated Certificate of Incorporation, as filed on October 28, 2011, with the Secretary of State of the State of Delaware, as amended by the Certificate of Amendment filed on May 25, 2017. (b)

3.2	Amended and Restated Bylaws of the Company, as amended May 25, 2017. (b)

4.1	Indenture, dated June 24, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (c)

4.2	Form of 5.500% Senior Note due 2028 (included as Exhibit A1 in Exhibit 4.1).

4.3	Indenture, dated October 14, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (d)

4.4	Form of 5.000% Senior Note due 2029 (included as Exhibit A1 in Exhibit 4.3).

4.5	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (e)

4.6	Specimen Common Stock Certificate to be issued to holders of the Company’s Common Stock. (f)

4.7	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (g)

4.8	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (h)

4.9	Description of the Company’s Securities. (i)

10.1

Credit Agreement, dated as of March 17, 2021, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (j)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (k)

10.3

Amendment No. 2 to Credit Agreement, dated as of January 18, 2024, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (aa)

10.4	Security and Pledge Agreement, dated as of March 17, 2021, by and among the Company, the other obligors party thereto and Bank of America, N.A., as Administrative Agent. (j)

†10.5	Employment Agreement, dated as of January 19, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (l)

†10.6	Amendment to Employment Agreement, dated December 22, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (m)

†10.7	Side Letter to Employment Agreement, dated January 31, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (m)

†10.8	Consultant Services Agreement, dated April 11, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (n)
†10.9	Employment Agreement, dated March 31, 2022, by and among the Company, Acadia Management Company, Inc. and Christopher H. Hunter. (n)
†10.10	Employment Agreement, dated June 1, 2023, by and between Acadia Management Company, Inc. and Heather B. Dixon. (o)

†10.11	Employment Agreement, dated June 30, 2023, by and between Acadia Management Company, Inc. and Brian Farley. (p)

†10.12	First Amendment to Employment Agreement, dated July 6, 2023, by and between Acadia Management Company, Inc. and Brian Farley, dated as of June 30, 2023. (p)

†10.13	Amended and Restated Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and Christopher L. Howard. (q)

†10.14	Separation and Transition Agreement, dated July 5, by and between Acadia Management Company, LLC and Christopher L. Howard. (r)

†10.15	Employment Agreement, dated April 7, 2014, by and among the Company, Acadia Management Company, Inc. and David M. Duckworth. (q)

†10.16	Transition Agreement, dated July 5, 2023, by and between Acadia Management Company, LLC and David M. Duckworth. (r)

†10.17	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (s)

†10.18	Employment Agreement, dated August 6, 2019, by and between Acadia Management Company, Inc. and Laurence L. Harrod. (t)

†10.19	Separation and Consulting Agreement, dated June 28, 2023, by and between Acadia Management Company, LLC and Laurence L. Harrod. (r)

†10.20	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 18, 2023. (u)

†10.21	Form of Restricted Stock Unit Agreement. (v)

†10.22	Form of Incentive Stock Option Agreement. (w)

†10.23	Form of Non-Qualified Stock Option Agreement. (w)

†10.24	Form of Restricted Stock Agreement. (v)

†10.25	Form of Stock Appreciation Rights Agreement. (w)

†10.26	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (x)

†10.27	Nonmanagement Director Compensation Program, effective January 1, 2013. (x)

10.28	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (y)

10.29	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (y)

10.30

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Shasta N. Inman, as Guardian Ad Litem. (z)

10.31

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Feliz Rael, as Guardian Ad Litem. (z)

10.32

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Alison Endicott-Quiñones, as Guardian Ad Litem. (z)

21*	Subsidiaries of the Company.

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Acadia Healthcare Company, Inc. Policy Regarding the Mandatory Recovery of Compensation.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(b)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(c)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).

(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2023 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 22, 2021 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 1, 2022 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 2, 2023 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended June 30, 2023 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 11, 2014 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed July 5, 2023 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(u)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 7, 2023 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(x)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2023 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 19, 2024 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ CHRISTOPHER H. HUNTER
Christopher H. Hunter
Chief Executive Officer and Director

Dated: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. HUNTER Christopher H. Hunter	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024

/s/ HEATHER DIXON Heather Dixon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024

/s/ REEVE B. WAUD Reeve B. Waud	Chairman of the Board	February 28, 2024

/s/ JASON R. BERNHARD Jason R. Bernhard	Director	February 28, 2024

/s/ E. PEROT BISSELL E. Perot Bissell	Director	February 28, 2024

/s/ MICHAEL J. FUCCI Michael J. Fucci	Director	February 28, 2024

/s/ VICKY B. GREGG Vicky B. Gregg	Director	February 28, 2024

/s/ WILLIAM F. GRIECO William F. Grieco	Director	February 28, 2024

/s/ PATRICE A. HARRIS Patrice A. Harris	Director	February 28, 2024

/s/ R. DAVID KELLY R. David Kelly	Director	February 28, 2024

/s/ WADE D. MIQUELON Wade D. Miquelon	Director	February 28, 2024

/s/ DEBRA K. OSTEEN Debra K. Osteen	Director	February 28, 2024

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2023 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Healthcare Company, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

For the year ended December 31, 2023, the Company recognized $2.9 billion of revenue from continuing operations. As discussed in Note 3 of the consolidated financial statements, the Company determines the transaction price for services to patients based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

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

Nashville, Tennessee

February 28, 2024

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$100,073	$97,649
Accounts receivable, net	361,451	322,439
Other current assets	134,476	86,037
Total current assets	596,000	506,125
Property and equipment, net	2,266,610	1,952,045
Goodwill	2,225,962	2,222,805
Intangible assets, net	73,278	76,041
Deferred tax assets	6,658	2,950
Operating lease right-of-use assets	117,780	135,238
Other assets	72,553	92,697
Total assets	$5,358,841	$4,987,901
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,219	$21,250
Accounts payable	156,132	104,723
Accrued salaries and benefits	141,901	125,298
Current portion of operating lease liabilities	26,268	26,463
Other accrued liabilities	532,261	110,592
Total current liabilities	885,781	388,326
Long-term debt	1,342,548	1,364,541
Deferred tax liabilities	1,931	92,588
Operating lease liabilities	100,808	116,429
Other liabilities	140,113	125,033
Total liabilities	2,471,181	2,086,917
Redeemable noncontrolling interests	105,686	88,257
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,263,989 and 89,913,659 issued and outstanding as of December 31, 2023 and 2022, respectively	913	899
Additional paid-in capital	2,649,340	2,658,440
Retained earnings	131,721	153,388
Total equity	2,781,974	2,812,727
Total liabilities and equity	$5,358,841	$4,987,901

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Revenue	$2,928,738	$2,610,399	$2,314,394
Salaries, wages and benefits (including equity-based compensation expense of $32,289, $29,635 and $37,530, respectively)	1,572,330	1,393,434	1,243,804
Professional fees	176,013	158,013	136,739
Supplies	105,992	100,200	90,702
Rents and leases	46,552	45,462	38,519
Other operating expenses	388,906	349,277	301,339
Income from provider relief fund	(6,419)	(21,451)	(17,900)
Depreciation and amortization	132,349	117,769	106,717
Interest expense, net	82,125	69,760	76,993
Debt extinguishment costs	—	—	24,650
Legal settlements expense	394,181	—	—
Loss on impairment	9,790	—	24,293
Gain on sale of property	(9,747)	—	—
Transaction, legal and other costs	62,026	23,792	12,778
Total expenses	2,954,098	2,236,256	2,038,634
(Loss) income from continuing operations before income taxes	(25,360)	374,143	275,760
(Benefit from) provision for income taxes	(9,699)	94,110	67,557
(Loss) income from continuing operations	(15,661)	280,033	208,203
Loss from discontinued operations, net of taxes	—	—	(12,641)
Net (loss) income	(15,661)	280,033	195,562
Net income attributable to noncontrolling interests	(6,006)	(6,894)	(4,927)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(21,667)	$273,139	$190,635
Basic (loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
(Loss) income from continuing operations attributable to Acadia Healthcare Company, Inc.	$(0.24)	$3.05	$2.29
Loss from discontinued operations	—	—	(0.14)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(0.24)	$3.05	$2.15

Diluted (loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
(Loss) income from continuing operations attributable to Acadia Healthcare Company, Inc.	$(0.24)	$2.98	$2.24
Loss from discontinued operations	—	—	(0.14)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(0.24)	$2.98	$2.10
Weighted-average shares outstanding:
Basic	90,949	89,680	88,769
Diluted	90,949	91,555	90,793

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net (loss) income	(15,661)	$280,033	$195,562
Other comprehensive (loss) income:
Foreign currency translation loss	—	—	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	—	19
U.K. Sale	—	—	375,606
Other comprehensive income	—	—	371,365
Comprehensive (loss) income	(15,661)	280,033	566,927
Comprehensive income attributable to noncontrolling interests	(6,006)	(6,894)	(4,927)
Comprehensive (loss) income attributable to Acadia Healthcare Company, Inc.	(21,667)	$273,139	$562,000

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	(Accumulated Deficit) Retained
	Shares	Amount	in Capital	Loss	Earnings	Total
Balance at January 1, 2021	88,024	$880	$2,580,327	$(371,365)	$(310,386)	$1,899,456
Common stock issued under stock incentive plans	1,004	10	22,019	—	—	22,029
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(5,734)	—	—	(5,734)
Equity-based compensation expense	—	—	37,530	—	—	37,530
Other comprehensive income	—	—	—	371,365	—	371,365
Other	—	—	2,208	—	—	2,208
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	190,635	190,635
Balance at December 31, 2021	89,028	890	2,636,350	—	(119,751)	2,517,489
Common stock issued under stock incentive plans	886	9	11,604	—	—	11,613
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(17,792)	—	—	(17,792)
Equity-based compensation expense	—	—	29,635	—	—	29,635
Other	—	—	(1,357)	—	—	(1,357)
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	273,139	273,139
Balance at December 31, 2022	89,914	899	2,658,440	—	153,388	2,812,727
Common stock issued under stock incentive plans	1,350	14	8,183	—	—	8,197
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(52,532)	—	—	(52,532)
Equity-based compensation expense	—	—	32,289	—	—	32,289
Other	—	—	2,960	—	—	2,960
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	—	(21,667)	(21,667)
Balance at December 31, 2023	91,264	$913	$2,649,340	$—	$131,721	$2,781,974

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating activities:
Net (loss) income	$(15,661)	$280,033	$195,562
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization	132,349	117,769	106,717
Amortization of debt issuance costs	3,322	3,261	4,071
Equity-based compensation expense	32,289	29,635	37,530
Deferred income taxes	(93,984)	16,545	11,772
Loss from discontinued operations, net of taxes	—	—	12,641
Debt extinguishment costs	—	—	24,650
Legal settlements expense	394,181	—	—
Loss on impairment	9,790	—	24,293
Gain on sale of property	(9,747)	—	—
Other	3,168	2,680	491
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(39,012)	(41,978)	2,448
Other current assets	8,880	(17,626)	1,968
Other assets	989	2,252	(10,770)
Accounts payable and other accrued liabilities	17,404	5,174	6,164
Accrued salaries and benefits	16,532	6,804	9,755
Other liabilities	10,815	15,090	(14,940)
Government relief funds	(8,975)	(39,070)	(38,128)
Net cash provided by continuing operating activities	462,340	380,569	374,224
Net cash provided by discontinued operating activities	—	—	253
Net cash provided by operating activities	462,340	380,569	374,477
Investing activities:
Cash paid for acquisitions, net of cash acquired	(349)	(9,507)	(139,015)
Cash paid for capital expenditures	(424,133)	(296,149)	(244,811)
Proceeds from U.K. Sale	—	—	1,511,020
Settlement of foreign currency derivatives	—	—	(84,795)
Proceeds from sale of property and equipment	29,422	7,074	3,493
Cash paid for purchase of finance lease	—	—	(31,401)
Other	(2,159)	(7,248)	(1,394)
Net cash (used in) provided by investing activities	(397,219)	(305,830)	1,013,097
Financing activities:
Borrowings on long-term debt	—	—	425,000
Borrowings on revolving credit facility	40,000	—	500,000
Principal payments on revolving credit facility	(35,000)	(95,000)	(330,000)
Principal payments on long-term debt	(21,250)	(18,594)	(7,969)
Repayment of long-term debt	—	—	(2,227,935)
Payment of debt issuance costs	—	—	(7,964)
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	(44,335)	(6,179)	16,295
Contributions from noncontrolling partners in joint ventures	2,958	15,362	4,536
Distributions to noncontrolling partners in joint ventures	(5,107)	(1,004)	(1,588)
Acquisition of ownership interests from noncontrolling partners	—	(5,540)	—
Other	37	52	(6,900)
Net cash used in financing activities	(62,697)	(110,903)	(1,636,525)
Effect of exchange rate changes on cash	—	—	4,067
Net increase (decrease) in cash and cash equivalents	2,424	(36,164)	(244,884)
Cash and cash equivalents at beginning of the period	97,649	133,813	378,697
Cash and cash equivalents at end of the period	$100,073	$97,649	$133,813
Supplemental Cash Flow Information:
Cash paid for interest	$80,745	$65,687	$93,669
Cash paid for income taxes	$66,397	$86,195	$79,304
Effect of acquisitions:
Assets acquired, excluding cash	$6,766	$10,756	$176,365
Liabilities assumed	(128)	(1,249)	(37,350)
Redeemable noncontrolling interest resulting from an acquisition	(6,289)	—	—
Cash paid for acquisitions, net of cash acquired	$349	$9,507	$139,015

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

1. Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At December 31, 2023, the Company operated 253 behavioral healthcare facilities with approximately 11,200 beds in 38 states and Puerto Rico.

On January 19, 2021, the Company completed the sale of its operations in the United Kingdom (the “U.K.”) to RemedcoUK Limited, a company organized under the laws of England and Wales and owned by funds managed or advised by Waterland Private Equity Fund VII (the “U.K. Sale”). The U.K. Sale allowed the Company to reduce its indebtedness and focus on its U.S. operations. As a result of the U.K. Sale, the Company reported, for all periods presented, results of operations and cash flows of the U.K. operations as discontinued operations in the accompanying financial statements. See Note 21 – U.K. Sale.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $153.3 million, $124.3 million and $108.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $5.0 million per claim and $10.0 million for certain other claims through August 31, 2023 and $7.0 million and $10.0 million for certain other claims thereafter. The Company has obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million or $70.0 million in the aggregate for certain other claims through August 31, 2023 and $78.0 million or $75.0 million in the aggregate for certain other claims thereafter. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The Company recorded unfavorable adjustments of $5.3 million and $5.9 million to our estimated liability for self-insured professional and general liability claims during the years ended December 31, 2023 and 2022, respectively, relating to the settlement or expected settlement of certain prior year claims. The professional and general liability reserve was $109.4 million at December 31, 2023, of which $12.5 million was included in other accrued liabilities and $96.9 million was included in other long-term liabilities. The professional and general liability reserve was $103.6 million at December 31, 2022, of which $12.1 million was included in other accrued liabilities and $91.5 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $62.3 million at December 31, 2023, of which $33.6 million was included in other current assets and $28.7 million was included in other assets, and such receivable was $37.8 million at December 31, 2022, of which $10.2 million was included in other current assets and $27.6 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $26.8 million at December 31, 2023, of which $12.0 million was included in accrued salaries and benefits and $14.8 million was included in other long-term liabilities, and such liability was $24.2 million at December 31, 2022, of which $12.0 million was included in accrued salaries and benefits and $12.2 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $132.3 million, $117.8 million and $106.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the year ended December 31, 2023, the Company recorded non-cash property impairment charges of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations. During the second quarter of 2021, the Company opened a 260-bed replacement facility in Pennsylvania and recorded a non-cash property impairment charge of $23.2 million for the existing facility. Additionally, during the third quarter of 2021, the Company recorded a $1.1 million non-cash property impairment charge for one facility in Louisiana resulting from hurricane damage, both of which are included in loss on impairment on the condensed consolidated statements of operations.

The Company performed an impairment review of long-lived assets in the fourth quarter of 2023, 2022 and 2021 and recorded no impairment.

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

As of the Company’s annual impairment tests on October 1, 2023, 2022 and 2021, the Company had one reporting unit, behavioral healthcare services. The fair value of the Company’s behavioral healthcare services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

During the year ended December 31, 2023, the Company recorded non-cash indefinite-lived intangible asset impairment charges of $5.4 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations. During the second quarter of 2021, the Company sold one outpatient facility for $4.3 million and recorded a write down of $1.8 million of goodwill and $0.2 million of intangible assets related to the disposition. During the fourth quarter of 2021, the Company sold one outpatient facility for $1.5 million and recorded a write down of $0.7 million of goodwill and $0.1 million of intangibles related to the disposition.

Stock Compensation

The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 718, “ Compensation — Stock Compensation.” The Company uses the Black-Scholes valuation model to determine grant-date fair value for stock options and recognizes straight-line amortization of share-based compensation expense over the requisite service period of the respective awards. The fair values of performance stock units are determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

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

The Company has accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. The Company accrues for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although management believes that the positions taken on previously filed tax returns are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (“Topic 740”) “Improvements to Income Tax Disclosures Topic 740”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities except for not-for-profit entities within the scope of Topic 958, Not-for-Profit Entities, and employee benefit plans within the scope of Topic 960, Plan Accounting — Defined Benefit Pension Plans, Topic 962, Plan Accounting — Defined Contribution Pension Plans, and Topic 965, Plan Accounting — Health and Welfare Benefit Plans that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities — Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-10 for the year ended December 31, 2022. See Note 10 – The CARES Act for additional information on the Company’s accounting for government grants received.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2024. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12,

2020, up to the date that the financial statements are available to be issued. The Company adopted ASU 2020-04 for the quarter ended March 31, 2023. See Note 13 - Long Term Debt for additional information on the Company’s accounting for the reference rate reform. There is no significant impact on the Company’s consolidated financial statements.

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

At December 31, 2023 and 2022, estimated implicit price concessions of $68.3 million and $61.4 million, respectively, had been recorded as reductions to the Company’s accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts the Company expected to collect.

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

The table below presents total revenue from continuing operations attributed to each category (in thousands):

	Year Ended December 31,
	2023	2022	2021
Acute inpatient psychiatric facilities	$1,489,248	$1,330,757	$1,126,872
Specialty treatment facilities	614,220	564,671	510,929
Comprehensive treatment centers	500,242	419,940	385,635
Residential treatment centers	325,028	295,031	283,169
Other	—	—	7,789
Revenue	$2,928,738	$2,610,399	$2,314,394

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2023, 2022 and 2021 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report payables were $9.3 million and $13.7 million as of December 31, 2023 and 2022, respectively, and were included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $1.8 million and $0.1 million, respectively, for the years ended December 31, 2023 and 2022 compared to a decrease to revenue of $5.4 million for the year ended December 31, 2021.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $8.2 million, $6.4 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue for continuing operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Commercial	$820,701	28.0%	$788,895	30.2%	$684,292	29.6%
Medicare	441,761	15.1%	394,227	15.1%	364,598	15.8%
Medicaid	1,578,518	53.9%	1,319,600	50.6%	1,147,884	49.6%
Self-Pay	67,583	2.3%	76,050	2.9%	93,425	4.0%
Other	20,175	0.7%	31,627	1.2%	24,195	1.0%
Revenue	$2,928,738	100.0%	$2,610,399	100.0%	$2,314,394	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
(Loss) income from continuing operations attributable to Acadia Healthcare Company, Inc.	$(21,667)	$273,139	$203,276
Loss from discontinued operations	—	—	(12,641)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(21,667)	$273,139	$190,635
Denominator:
Weighted average shares outstanding for basic earnings per share	90,949	89,680	88,769
Effects of dilutive instruments	—	1,875	2,024
Shares used in computing diluted earnings per common share	90,949	91,555	90,793

Basic (loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
(Loss) income from continuing operations attributable to Acadia Healthcare Company, Inc.	$(0.24)	$3.05	$2.29
Loss from discontinued operations	—	—	(0.14)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(0.24)	$3.05	$2.15

Diluted (loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
(Loss) income from continuing operations attributable to Acadia Healthcare Company, Inc.	$(0.24)	$2.98	$2.24
Loss from discontinued operations	—	—	(0.14)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(0.24)	$2.98	$2.10

For the year ended December 31, 2023, approximately 0.9 million outstanding shares of restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded in the calculation of weighted-average shares outstanding-diluted. These shares are excluded from the calculation of diluted earnings per share in the condensed consolidated statement of operations because the net loss for the year ended December 31, 2023 causes such securities to be anti-dilutive. Approximately 0.3 million, 0.1 million and 0.3 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

5. Acquisitions

The Company’s acquisition strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

In July 2023, the Company signed a definitive agreement to acquire substantially all of the assets of Turning Point Centers (“Turning Point”), a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services. The transaction closed on February 22, 2024.

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

Goodwill

The following table summarizes changes in goodwill for the years ended December 31, 2023 and 2022 (in thousands):

Balance at January 1, 2022	$2,199,937
Increase from acquisitions	9,488
Adjustments related to 2021 acquisitions	8,761
Increase from contributions of redeemable noncontrolling interests	4,619
Balance at December 31, 2022	2,222,805
Increase from acquisitions	337
Increase from contributions of redeemable noncontrolling interests	2,820
Balance at December 31, 2023	$2,225,962

Of the increases to goodwill from acquisitions in 2023 and 2022, the Company expects $0.3 million and $9.5 million to be tax-deductible for the years ended December 31, 2023 and 2022, respectively.

6. Other current assets

Other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$36,085	$27,052
Insurance receivable – current portion	33,579	10,158
Other receivables	22,084	15,371
Income taxes receivable	12,416	5,767
Workers’ compensation deposits – current portion	12,000	12,000
Assets held for sale	11,496	8,347
Inventory	5,300	5,087
Other	1,516	2,255
Other current assets	$134,476	$86,037

7. Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Land	$183,347	$169,137
Building and improvements	2,064,353	1,797,809
Equipment	365,826	292,200
Construction in progress	420,430	349,473
	3,033,956	2,608,619
Less: accumulated depreciation	(767,346)	(656,574)
Property and equipment, net	$2,266,610	$1,952,045

During the year ended December 31, 2023, the Company recorded non-cash property impairment charges of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations.

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets for closed properties actively marketed of $11.5 million and $8.3 million at December 31, 2023 and 2022, respectively.

8. Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following at December 31, 2023 and 2022 (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,681	11,512	—	—
Trade names	42,588	45,935	—	—
Certificates of need	19,009	18,594	—	—
	73,278	76,041	—	—
Total	$74,409	$77,172	$(1,131)	$(1,131)

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

During the year ended December 31, 2023, the Company recorded a non-cash indefinite-lived intangible asset impairment charge of $5.4 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations.

9. Leases

The Company’s lease portfolio primarily consists of finance and operating real estate leases integral for facility operations. The original terms of the leases typically range from five to thirty years with optional renewal periods. A minimal portion of the Company’s lease portfolio consists of non-real estate leases, including copiers and equipment, which generally have lease terms of one to three years and have insignificant lease obligations.

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

Operating lease liabilities are recorded at the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease right-of-use assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease right-of-use assets and liabilities include the initial lease term unless it is reasonably certain a renewal or termination option will be exercised. Variable components of lease payments fluctuating with a future index or rate, as well as those related to common area maintenance costs, are not included in determining lease liabilities and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore, incremental borrowing rates were calculated based on information available at the lease commencement date. The Company reviews service agreements for embedded leases and records right-of-use assets and liabilities as necessary.

The Company recorded non-cash operating lease right-of-use asset impairment charges of $2.3 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations.

Lease Position

The Company recorded the following at December 31, 2023 and 2022 on the consolidated balance sheets (in thousands):

Right-of-Use Assets	Balance Sheet Classification	December 31, 2023	December 31, 2022
Finance lease right-of-use assets	Property and equipment, net	$7,872	$8,250
Operating lease right-of-use assets	Operating lease right-of-use assets	117,780	135,238
Total		$125,652	$143,488

Lease Liabilities	Balance Sheet Classification	December 31, 2023	December 31, 2022
Current:
Finance lease liabilities	Other accrued liabilities	$990	$990
Operating lease liabilities	Current portion of operating lease liabilities	26,268	26,463
Noncurrent:
Finance lease liabilities	Other liabilities	10,896	10,858
Operating lease liabilities	Operating lease liabilities	100,808	116,429
Total		$138,962	$154,740

Weighted-average remaining lease terms and discount rates were as follows at December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years):
Finance	20.9	21.9
Operating	8.1	8.4

Weighted-average discount rate:
Finance	5.1%	5.1%
Operating	5.7%	5.0%

Lease Costs

The Company recorded the following lease costs for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease costs:
Depreciation of leased assets	378	378	378
Interest of lease liabilities	1,028	1,041	2,174
Total finance lease costs	$1,406	$1,419	$2,552

Operating lease costs	34,400	34,349	28,233
Variable lease costs	3,319	3,129	2,488
Short term lease costs	3,237	2,605	3,257
Other lease costs	5,596	5,379	4,541
Total rents and leases	$46,552	$45,462	$38,519

Total lease costs	$47,958	$46,881	$41,071

Other

Undiscounted future cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2023 (in thousands):

	Finance Leases	Operating Leases
2023	$1,006	$32,767
2024	1,089	28,062
2025	1,089	21,578
2026	1,089	14,670
2027	1,089	11,348
Thereafter	20,733	57,375
Total minimum lease payments	26,095	165,800
Less: amount of lease payments representing interest	14,209	38,724
Present value of future minimum lease payments	11,886	127,076
Less: Current portion of lease liabilities	990	26,268
Noncurrent lease liabilities	$10,896	$100,808

Supplemental data for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,940	$33,836	$27,508
Operating cash flows for finance leases	$1,028	$1,041	$2,174
Financing cash flows for finance leases	$(38)	$(51)	$31,136

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,714	$31,294	$63,279
Finance leases	$—	$—	$—

10. The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. On April 24, 2020, then President Trump signed into law the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”). Among other things, the PPP Act allocated $75 billion to eligible healthcare providers to help offset losses and expenses related to the novel coronavirus known as COVID-19 (“COVID-19”). The $75 billion allocated under the PPP Act was in addition to the $100 billion allocated to healthcare providers for the same purposes in the CARES Act and was disbursed to providers under terms and conditions similar to the CARES Act funds. The Company accounts for government grants by analogizing to the grant model in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, has recognized income from grants in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. The Company recognizes grants once both of the following conditions are met: (i) the Company is able to comply with the relevant terms and conditions of the grant and (ii) the grant will be received.

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

In 2021, the Company received $24.2 million of additional funds from the PHSSE Fund. During the fourth quarter of 2021, the Company recorded $17.9 million of income from provider relief fund related to PHSSE Fund amounts received. During the year ended December 31, 2022, the Company received $7.7 million of additional funds from the PHSSE Fund and $14.2 million from the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, the Company recorded $21.5 million of income from provider relief fund related to PHSSE Fund and ARP funds received. During the year ended December 31, 2023, the Company recorded $6.4 million of income from provider relief fund related to ARP funds received and repaid the remaining balance of ARP funds to eliminate the liability. At December 31, 2022, the unrecognized funds of $9.0 million were included in other accrued liabilities on the consolidated balance sheet.

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

During 2020, the Company applied for and received approximately $45.2 million of payments from the CMS Accelerated and Advance Payment Program. Of the $45.2 million of advance payments received in 2020, the Company repaid approximately $25.1 million of advance payments during 2021 and made additional repayments of approximately $20.1 million during the year ended December 31, 2022, to eliminate the liability.

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

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse by a foster parent, Clarence Garcia, that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance: Dorsey, as Guardian ad Litem of M.R. v. Clarence Garcia, et al., and Higgins, as Guardian ad Litem of J.H. v. Clarence Garcia, et al. While the plaintiffs in those cases had claims pending against FamilyWorks, and FamilyWorks had raised claims or potential claims against the Company, in February 2024, the parties in each of those cases jointly notified the District Court that proposed settlements of all claims had been reached and that, pending the District Court's approval of such proposed settlements, the proposed settlements would also resolve all claims between FamilyWorks and the Company. The Company currently reasonably expects the proposed settlements to be approved by the District Court in the coming months.

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

On October 30, 2023, the Company and Desert Hills entered into settlement agreements in connection with the Inman Litigation, as well as two other related cases – Rael v. Garcia, et al, Case No. D-117-CV-2019-00135 and Endicott-Quinones v. Garcia, et al, Case No. D-117-CV-2019-00137 (together with the Inman Litigation, the “Cases”).

The settlement agreements were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by either the Company or Desert Hills. On January 19, 2024, pursuant to the terms of the settlement agreements, the Company paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted or that may be asserted in the future.

On January 30, 2024, a sixth lawsuit styled CNRAG, Inc. as Legal Guardian of A.C. v. Garcia et al., No. D-117-CV-2024-00045 was filed in the District Court alleging similar claims as the previous five lawsuits in the Desert Hills Litigation. The lawsuit has not been formally served. The ward in this sixth lawsuit was referenced in prior criminal charges against Garcia five years ago; however, prior to this lawsuit, neither the ward nor guardian made contact with the Company about a possible claim. The Company determined that a lawsuit from this plaintiff was unlikely because no claims had ever been asserted and the statute of limitations had expired. Plaintiff’s allegations assert certain claims, which, if true, may toll the statute of limitations. At this time, the Company is not able to quantify the ultimate liability, if any, in connection with this sixth lawsuit. No additional victims are referenced in the prior criminal charges against Garcia.

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

Government Investigation

In the fall of 2017, the Office of Inspector General (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. The Company has reached a tentative agreement to resolve the matter and the anticipated financial impact of such a resolution is $19.9 million and has been recorded within other accrued liabilities on the condensed consolidated balance sheets and within transaction, legal and other costs on the condensed consolidated statement of operations.

12. Other accrued liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued Desert Hills settlement	$393,696	$—
Accrued expenses	80,733	26,699
Accrued interest	18,046	17,596
Insurance liability – current portion	12,486	12,128
Cost report payable	9,265	13,738
Accrued property taxes	7,097	9,009
Contract liabilities	2,165	6,653
Finance lease liabilities	990	990
Government relief funds	—	8,975
Income taxes payable	—	1,338
Other	7,783	13,466
Other accrued liabilities	$532,261	$110,592

13. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Credit Facility:
Term Loan A	$377,188	$398,438
Revolving Line of Credit	80,000	75,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(10,421)	(12,647)
	1,371,767	1,385,791
Less: current portion	(29,219)	(21,250)
Long-term debt	$1,342,548	$1,364,541

Credit Facility

On March 17, 2021, the Company entered into a credit agreement (as amended the “Credit Facility”), which provides for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million (as increased by the Incremental Term Loans (as defined below), the “Term Loan Facility”), each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit.

On March 30, 2023, the Company entered into the Amendment No. 1 to the Credit Facility (the “First Amendment”), which replaces LIBOR as the reference rate applicable to borrowings under the Credit Facility with the Secured Overnight Financing Rate as determined for a term of, at the Company’s option, one, three or six months, plus an adjustment of 0.10% (“Adjusted Term SOFR”). After giving effect to the First Amendment, borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the consolidated total net leverage ratio. In addition, an unused fee that varies according to the consolidated total net leverage ratio of the Company ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility.

On January 18, 2024, the Company entered into Amendment No. 2 to the Credit Facility (the “Second Amendment”), which provides for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $10.2 million for the quarter ending March 31, 2024, $15.4 million for each quarter ending from June 30, 2024 to March 31, 2025, and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

The Company has the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the consolidated EBITDA of the Company at the time of determination (the “Incremental Fixed Basket”) and (ii) additional amounts that would not cause the Company’s consolidated senior secured net leverage ratio to exceed 3.5 to 1.0 (the “Incremental Ratio Basket”). The Incremental Term Loans were incurred in reliance on the Incremental Ratio Basket, leaving the full amount of the Incremental Fixed Basket available for any future Incremental Facilities.

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of the Company’s obligations under the Credit Facility. The Company and such guarantor subsidiaries have granted a security interest in substantially all personal property assets as collateral for the obligations under the Credit Facility.

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At December 31, 2023, the Company was in compliance with all financial covenants.

During the year ended December 31, 2023, the Company borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. During the year ended December 31, 2022, the Company repaid $95.0 million of the balance outstanding on the Revolving Facility. The Company had $516.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2023.

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

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the applicable indentures.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2023 were $10.4 million, net of accumulated amortization of $6.8 million. Debt issuance costs at December 31, 2022 were $12.6 million, net of accumulated amortization of $4.6 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $2.2 million, $2.2 million and $2.8 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

Other

The aggregate maturities of long-term debt at December 31, 2023 were as follows (in thousands):

2024	$29,219
2025	39,844
2026	388,125
2027	—
2028	450,000
Thereafter	475,000
Total	$1,382,188

14. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2023, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 15 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2022	$65,388
Contributions from noncontrolling partners in joint ventures	21,162
Net income attributable to noncontrolling interests	6,894
Acquisition of ownership interests from noncontrolling partners	(4,183)
Distributions to noncontrolling partners in joint ventures	(1,004)
Balance at December 31, 2022	88,257
Contributions from noncontrolling partners in joint ventures	16,530
Net income attributable to noncontrolling interests	6,006
Distributions to noncontrolling partners in joint ventures	(5,107)
Balance at December 31, 2023	$105,686

15. Variable Interest Entities

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

At December 31, 2023, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at December 31, 2023 and 2022 include total assets of variable interest entities of $597.8 million and $434.2 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at December 31, 2023 and 2022 include total liabilities of variable interest entities of $27.0 million and $24.4 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$55,149	$32,478
Accounts receivable, net	34,910	23,789
Other current assets	2,193	2,561
Total current assets	92,252	58,828
Property and equipment, net	438,965	313,358
Goodwill	42,384	39,564
Intangible assets, net	18,295	16,139
Operating lease right-of-use assets	5,948	6,284
Total assets	$597,844	$434,173

Accounts payable	$8,235	$4,650
Accrued salaries and benefits	9,909	6,866
Current portion of operating lease liabilities	273	233
Other accrued liabilities	2,385	6,179
Total current liabilities	20,802	17,928
Operating lease liabilities	6,160	6,433
Other liabilities	—	—
Total liabilities	$26,962	$24,361

16. Equity

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

Common Stock

The Company’s amended and restated certificate of incorporation provides that up to 180,000,000 shares of common stock may be issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to shares of the Company’s common stock. In the event of liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Credit Facility imposes restrictions on the Company’s ability to pay dividends.

17. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2023, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 2,634,774 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $32.3 million, $29.6 million and $37.5 million in equity-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively. Stock compensation expense for the years ended December 31, 2023, 2022 and 2021 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At December 31, 2023, there was $74.0 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years.

The Company recognized a deferred income tax benefit of $8.8 million, $8.0 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2021, 2022 and 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	1,510,306	$37.56
Options granted	324,320	57.53
Options exercised	(558,322)	39.45
Options cancelled	(170,235)	40.08
Options outstanding at December 31, 2021	1,106,069	42.07
Options granted	334,260	55.73
Options exercised	(285,577)	40.66
Options cancelled	(175,475)	46.98
Options outstanding at December 31, 2022	979,277	46.27
Options granted	296,340	78.94
Options exercised	(198,527)	41.29
Options cancelled	(140,545)	55.95
Options outstanding at December 31, 2023	936,545	$56.21	7.26	$18,640
Options exercisable at December 31, 2023	349,080	$42.85	5.51	$11,155

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of options	$30.99	$20.72	$20.64
Risk-free interest rate	4.2%	2.0%	0.9%
Expected volatility	37%	39%	40%
Expected life (in years)	5.0	5.0	5.0

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

Other Stock-Based Awards

Restricted stock unit activity during 2021, 2022 and 2023 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,022,996	$28.41
Granted	352,430	58.32
Cancelled	(82,751)	39.63
Vested	(366,048)	30.81
Unvested at December 31, 2021	926,627	$37.84
Granted	650,396	64.65
Cancelled	(145,205)	49.03
Vested	(386,616)	32.64
Unvested at December 31, 2022	1,045,202	$54.89
Granted	587,239	76.32
Cancelled	(198,740)	57.21
Vested	(403,223)	50.48
Unvested at December 31, 2023	1,030,478	$68.38

Performance stock unit activity during 2021, 2022 and 2023 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	1,073,062	$20.15
Granted	149,416	61.52
Performance adjustment	465,993	25.49
Cancelled	—	—
Vested	(184,051)	42.30
Unvested at December 31, 2021	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	182,543	33.05
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at December 31, 2022	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	407,825	17.69
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at December 31, 2023	336,031	$69.35

Restricted stock unit awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock unit awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Performance stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based performance stock units are subject to the continuing service of the employee during the three-year period covered by the awards. The performance condition for the performance stock units is based on the Company’s achievement of annually established targets for diluted earnings per share. The number of shares issuable at the end of the applicable vesting period of performance stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of performance stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

18. Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Legal, accounting and other acquisition-related costs	$31,335	$5,741	$7,435
Management transition costs	23,283	11,575	$—
Termination and restructuring costs	7,408	6,476	5,343
	$62,026	$23,792	$12,778

19. Income Taxes

(Benefit from) provision for income taxes from continuing operations consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$68,939	$63,041	$48,292
State	14,413	13,769	6,715
Foreign	933	755	778
Total current provision	84,285	77,565	55,785
Deferred:
Federal	(72,046)	9,808	13,339
State	(22,495)	6,377	(1,892)
Foreign	557	360	325
Total deferred provision	(93,984)	16,545	11,772
(Benefit from) provision for income taxes	$(9,699)	$94,110	$67,557

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate on income before income taxed	21.0%	21.0%	21.0%
Impact of foreign operations	(2.2)	(0.1)	1.7
State income taxes, net of federal tax effect	45.6	4.7	3.9
Nondeductible expenses and permanent differences	(30.7)	0.4	2.1
Change in valuation allowance	(0.1)	0.2	(2.8)
Unrecognized tax benefit	(14.8)	—	(0.9)
Federal tax credits	9.8	(0.6)	(0.8)
Noncontrolling interest	7.4	(0.4)	(0.4)
Other	2.2	—	0.7
Effective income tax rate	38.2%	25.2%	24.5%

For the year ended December 31, 2023, the benefit from income taxes was $(9.7) million, reflecting an effective tax rate of 38.2%, compared to the provision for income taxes of $94.1 million, reflecting an effective tax rate of 25.2%, for the year ended December 31, 2022. The Company’s lower pre-tax results for the year yields higher volatility in the items impacting the effective tax rate for the year ended December 31, 2023 when compared to prior periods.

The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Foreign	$5,889	$5,420	$5,596
Domestic	(31,249)	368,723	270,164
(Loss) income from continuing operations before income taxes	$(25,360)	$374,143	$275,760

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$5,729	$7,333
Capital loss carryovers	215,175	215,745
Bad debt allowance	1,780	1,148
Accrued compensation and severance	18,250	18,784
Insurance reserves	17,343	20,924
Leases	948	862
Accrued expenses	1,091	—
Accrued Desert Hills settlement	104,636	—
Interest carryforward	2,430	2,639
Lease right-of-use liabilities	29,781	26,277
Fixed asset basis difference	2,914	2,128
Other assets	9,130	8,987
Total gross deferred tax assets	409,207	304,827
Less: valuation allowance	(217,137)	(217,705)
Deferred tax assets	192,070	87,122
Deferred tax liabilities:
Prepaid items	(4,609)	(3,714)
Accrued expenses	—	(5,713)
Intangible assets	(152,284)	(139,843)
Lease right-of-use assets	(27,800)	(24,960)
Investment in foreign subsidiary	(2,650)	(2,530)
Total deferred tax liabilities	(187,343)	(176,760)
Total net deferred tax asset (liability)	$4,727	$(89,638)

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2023 and 2022, the Company carried a valuation allowance against deferred tax assets of $217.1 million and $217.7 million, respectively. These amounts are primarily related to deferred tax assets related to the Company’s capital loss carryforward resulting from the U.K. Sale and certain state net operating losses. If the capital loss carryforward is not utilized, it will expire in 2026.

As of December 31, 2023 and 2022, the Company had no federal net operating loss carryforwards. The foreign net operating loss carryforwards at December 31, 2023 and 2022 are approximately $0.1 million and $0.1 million, respectively, and have no expiration.

The Company has state net operating loss carryforwards at December 31, 2023 and 2022 of approximately $175.9 million and $191.5 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2024 to 2036. In addition, the Company has certain state tax credits of $0.2 million which will begin to expire in 2030 if not utilized.

Income taxes receivable was $12.4 million and $28.9 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the $12.4 million of income taxes receivable is included in other current assets, while at December 31, 2022, $5.8 million of income taxes receivable was included in other current assets and $23.1 million was included in other assets in the consolidated balance sheets. Income taxes payable of $0.0 million and $1.3 million at December 31, 2023 and 2022, respectively, was included in other accrued liabilities in the consolidated balance sheets.

The Company has recorded liabilities related to unrecognized tax benefits of $4.0 million and $0.0 million at December 31, 2023 and 2022, respectively. These amounts are inclusive of interest and penalties of $0.9 million and $0.0 million, respectively, and are included in other liabilities on the consolidated balance sheets. The amount of unrecognized tax benefit, if realized, that would affect the effective tax rate is $3.8 million and $0.0 million at December 31, 2023 and December 31, 2022, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits, exclusive of any interest and penalties, is as follows (in thousands):

	2023	2022	2021
Balance at January 1	$—	$—	$2,060
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	3,089	—	—
Reductions as a result of the lapse of applicable statutes of limitations	—	—	(2,060)
Balance at December 31	$3,089	$—	$—

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2020 through 2022. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. While no foreign jurisdictions are presently under examination, the Company may be subject to examination for calendar years 2019 through 2022. Generally, for state tax purposes, the Company’s 2018 through 2022 tax years remain open for examination by the tax authorities. At the date of this report, there were no material audits or inquiries that had progressed sufficiently to predict their ultimate outcome.

20. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at December 31, 2023 and 2022 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2023	2022	2023	2022
Credit Facility	$455,880	$471,488	$455,880	$471,488
5.500% Senior Notes due 2028	$445,539	$444,694	$436,628	$422,459
5.000% Senior Notes due 2029	$470,348	$469,609	$451,534	$433,214

The Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

21. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $10.9 million, $6.6 million and $2.8 million related to the 401(k) plan for the years ended December 31, 2023, 2022 and 2021, respectively.

22. U.K. Sale

On January 19, 2021, the Company completed the U.K. Sale pursuant to a Share Purchase Agreement in which it sold all of the securities of AHC-WW Jersey Limited, a private limited liability company incorporated in Jersey and a subsidiary of the Company, which constituted the entirety of the Company’s U.K. operations. The U.K. Sale resulted in approximately $1,525 million of gross proceeds before deducting the settlement of existing foreign currency hedging liabilities of $85 million based on the current British Pounds (“GBP”) to U.S. Dollars (“USD”) exchange rate, cash retained by the buyer and transaction costs. The Company used the net proceeds of approximately $1,425 million (excluding cash retained by the buyer) along with cash on the balance sheet to reduce debt by $1,640 million during the first quarter of 2021 as described in Note 13 – Long-Term Debt.

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

For the year ended December 31, 2021, results of operations of the U.K. operations were as follows (in thousands):

Revenue	$62,520
Salaries, wages and benefits	35,937
Professional fees	6,815
Supplies	2,217
Rents and leases	2,509
Other operating expenses	6,682
Depreciation and amortization	—
Interest expense, net	10
Loss on sale	13,490
Loss on impairment	—
Transaction, legal and other costs	6,265
Total expenses	73,925
Loss from discontinued operations before income taxes	(11,405)
Provision for income taxes	1,236
Loss from discontinued operations	$(12,641)

23. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Change in Fair Value of Derivative Instruments	Pension Plan	Total
Balance at January 1, 2021	$(373,101)	$13,686	$(11,950)	$(371,365)
Foreign currency translation gain (loss)	(4,293)	—	33	(4,260)
Gain on derivative instruments, net of tax of $0.1 million	—	19	—	19
U.K. Sale	377,394	(13,705)	11,917	375,606
Balance at December 31, 2021	$—	$—	$—	$—

24. Derivatives

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

25. Subsequent Events

On January 18, 2024, the Company entered into the Second Amendment, which provides for the incurrence of $350 million of Incremental Term Loans. Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $10.2 million for the quarter ending March 31, 2024, $15.4 million for each quarter ending from June 30, 2024 to March 31, 2025, and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

On January 19, 2024, pursuant to the terms of the settlement agreements, the Company paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted or that may be asserted in the future.

On January 30, 2024, a lawsuit styled CNRAG, Inc. as Legal Guardian of A.C. v. Garcia et al., No. D-117-CV-2024-00045 was filed in the District Court alleging similar claims as the previous five lawsuits in the Desert Hills Litigation. The lawsuit has not been formally served. The ward in this sixth lawsuit was referenced in prior criminal charges against Garcia five years ago; however, prior to this lawsuit, neither the ward nor guardian made contact with the Company about a possible claim. The Company determined that a lawsuit from this plaintiff was unlikely because no claims had ever been asserted and the statute of limitations had expired. Plaintiff’s allegations assert certain claims, which, if true, may toll the statute of limitations. At this time, the Company is not able to quantify the ultimate liability, if any, in connection with this lawsuit. No additional victims are referenced in the prior criminal charges against Garcia.

In July 2023, the Company signed a definitive agreement to acquire substantially all of the assets of Turning Point, a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services. The transaction closed on February 22, 2024.