Form 10-Q
period 2024-03-31
Acadia Healthcare Company, Inc.
filed 2024-05-02
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

At May 2, 2024, there were 92,774,604 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77,303	$100,073
Accounts receivable, net	386,191	361,451
Other current assets	147,312	134,476
Total current assets	610,806	596,000
Property and equipment, net	2,376,059	2,266,610
Goodwill	2,261,026	2,225,962
Intangible assets, net	73,352	73,278
Deferred tax assets	2,777	6,658
Operating lease right-of-use assets	121,346	117,780
Other assets	71,881	72,553
Total assets	$5,517,247	$5,358,841

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$61,452	$29,219
Accounts payable	156,130	156,132
Accrued salaries and benefits	118,005	141,901
Current portion of operating lease liabilities	26,815	26,268
Other accrued liabilities	119,911	532,261
Total current liabilities	482,313	885,781
Long-term debt	1,794,296	1,342,548
Deferred tax liabilities	15,527	1,931
Operating lease liabilities	103,352	100,808
Other liabilities	146,404	140,113
Total liabilities	2,541,892	2,471,181
Redeemable noncontrolling interests	109,333	105,686
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,573,596 and 91,263,989 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	916	913
Additional paid-in capital	2,657,002	2,649,340
Retained earnings	208,104	131,721
Total equity	2,866,022	2,781,974
Total liabilities and equity	$5,517,247	$5,358,841

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Revenue	$768,051	$704,267
Salaries, wages and benefits (including equity-based compensation expense of $8,678 and $7,629, respectively)	417,523	391,177
Professional fees	45,688	41,125
Supplies	26,652	26,021
Rents and leases	11,863	11,424
Other operating expenses	101,073	90,838
Depreciation and amortization	36,347	31,569
Interest expense, net	27,214	19,999
Transaction, legal and other costs	2,847	6,471
Total expenses	669,207	618,624
Income before income taxes	98,844	85,643
Provision for income taxes	20,074	19,085
Net income	78,770	66,558
Net income attributable to noncontrolling interests	(2,387)	(543)
Net income attributable to Acadia Healthcare Company, Inc.	$76,383	$66,015
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.84	$0.73
Diluted	$0.83	$0.72
Weighted-average shares outstanding:
Basic	91,363	90,101
Diluted	92,010	91,391

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2022	89,914	$899	$2,658,440	$153,388	$2,812,727
Common stock issued under stock incentive plans	1,039	11	1,192	—	1,203
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(48,874)	—	(48,874)
Equity-based compensation expense	—	—	7,629	—	7,629
Other	—	—	902	—	902
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	66,015	66,015
Balance at March 31, 2023	90,953	910	2,619,289	219,403	2,839,602
Common stock issued under stock incentive plans	176	1	3,783	—	3,784
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,017)	—	(2,017)
Equity-based compensation expense	—	—	7,348	—	7,348
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	72,299	72,299
Balance at June 30, 2023	91,129	911	2,628,403	291,702	2,921,016
Common stock issued under stock incentive plans	76	1	1,553	—	1,554
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(843)	—	(843)
Equity-based compensation expense	—	—	8,163	—	8,163
Other	—	—	382	—	382
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(217,710)	(217,710)
Balance at September 30, 2023	91,205	912	2,637,658	73,992	2,712,562
Common stock issued under stock incentive plans	59	1	1,655	—	1,656
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(798)	—	(798)
Equity-based compensation expense	—	—	9,149	—	9,149
Other	—	—	1,676	—	1,676
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	57,729	57,729
Balance at December 31, 2023	91,264	913	2,649,340	131,721	2,781,974
Common stock issued under stock incentive plans	310	3	4,099	—	4,102
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(5,115)	—	(5,115)
Equity-based compensation expense	—	—	8,678	—	8,678
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	76,383	76,383
Balance at March 31, 2024	91,574	$916	$2,657,002	$208,104	$2,866,022

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating activities:
Net income	$78,770	$66,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,347	31,569
Amortization of debt issuance costs	1,016	824
Equity-based compensation expense	8,678	7,629
Deferred income taxes	17,476	212
Other	(4,094)	1,089
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(22,930)	(23,968)
Other current assets	(15,629)	(23,430)
Other assets	696	(1,436)
Accounts payable and other accrued liabilities	(403,340)	13,633
Accrued salaries and benefits	(25,024)	(30,386)
Other liabilities	6,749	2,114
Net cash (used in) provided by operating activities	(321,285)	44,408
Investing activities:
Cash paid for acquisitions, net of cash acquired	(50,353)	—
Cash paid for capital expenditures	(142,410)	(66,525)
Proceeds from sale of property and equipment	9,056	409
Other	(907)	(794)
Net cash used in investing activities	(184,614)	(66,910)
Financing activities:
Borrowings on long-term debt	350,000	—
Borrowings on revolving credit facility	160,000	40,000
Principal payments on revolving credit facility	(15,000)	—
Principal payments on long-term debt	(10,242)	(5,313)
Payment of debt issuance costs	(1,518)	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(1,013)	(47,671)
Contributions from noncontrolling partners in joint ventures	2,280	1,655
Distributions to noncontrolling partners in joint ventures	(1,020)	—
Other	(358)	11
Net cash provided by (used in) financing activities	483,129	(11,318)
Net decrease in cash and cash equivalents	(22,770)	(33,820)
Cash and cash equivalents at beginning of the period	100,073	97,649
Cash and cash equivalents at end of the period	$77,303	$63,829

Effect of acquisitions:
Assets acquired, excluding cash	$55,309	$—
Liabilities assumed	(3,456)	—
Contingent consideration issued in connection with an acquisition	(1,500)	—
Cash paid for acquisitions, net of cash acquired	$50,353	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At March 31, 2024, the Company operated 258 behavioral healthcare facilities with approximately 11,300 beds in 38 states and Puerto Rico.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Company’s financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

2.
Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740) “Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2024	2023
Acute inpatient psychiatric facilities	$406,422	$361,811
Specialty treatment facilities	143,832	147,303
Comprehensive treatment centers	132,167	115,501
Residential treatment centers	85,630	79,652
Revenue	$768,051	$704,267

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three months ended March 31, 2024 and 2023 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Commercial	$196,017	25.5%	$203,619	28.9%
Medicare	109,388	14.2%	108,640	15.4%
Medicaid	436,422	56.9%	364,306	51.8%
Self-Pay	16,427	2.1%	20,698	2.9%
Other	9,797	1.3%	7,004	1.0%
Revenue	$768,051	100.0%	$704,267	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$76,383	$66,015
Denominator:
Weighted average shares outstanding for basic earnings per share	91,363	90,101
Effects of dilutive instruments	647	1,290
Shares used in computing diluted earnings per common share	92,010	91,391

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.84	$0.73
Diluted	$0.83	$0.72

Approximately 0.3 million and 0.5 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

5.
Acquisitions

The Company’s acquisition strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its facilities and its other behavioral healthcare operations.

On February 22, 2024, the Company acquired substantially all of the assets of Turning Point Centers (“Turning Point”), a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services.

Goodwill

The changes in goodwill are as follows (in thousands):

Balance at January 1, 2023	$2,222,805
Increase from acquisitions	337
Increase from contributions of redeemable noncontrolling interests	2,820
Balance at December 31, 2023	2,225,962
Increase from acquisitions	35,064
Balance at March 31, 2024	$2,261,026

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Income taxes receivable	$38,427	$12,416
Prepaid expenses	30,190	36,085
Insurance receivable – current portion	23,586	33,579
Other receivables	22,867	22,084
Assets held for sale	12,865	11,496
Workers’ compensation deposits – current portion	12,000	12,000
Inventory	5,745	5,300
Other	1,632	1,516
Other current assets	$147,312	$134,476

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$195,216	$183,347
Building and improvements	2,088,489	2,064,353
Equipment	383,053	365,826
Construction in progress	506,010	420,430
	3,172,768	3,033,956
Less: accumulated depreciation	(796,709)	(767,346)
Property and equipment, net	$2,376,059	$2,266,610

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets for closed properties actively marketed of $12.9 million and $11.5 million at March 31, 2024 and December 31, 2023, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,721	11,681	—	—
Trade names	42,588	42,588	—	—
Certificates of need	19,043	19,009	—	—
	73,352	73,278	—	—
Total	$74,483	$74,409	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization.

9.
The CARES Act

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. The Company accounts for government grants by analogizing to the grant model in accordance with International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, has recognized income from grants in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. The Company recognizes grants once both of the following conditions are met: (i) the Company is able to comply with the relevant terms and conditions of the grant and (ii) the grant will be received.

The Company has participated in certain relief programs offered through the CARES Act, including receipt of funds relating to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2023, the Company recorded $6.4 million of income from provider relief fund related to ARP funds received and repaid the remaining balance of ARP funds to eliminate the liability.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, the Company was allowed to use the funds to cover lost revenues and healthcare costs related to the novel coronavirus known as COVID-19 (“COVID-19”), and the Company was required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services. The reporting of these funds is subject to future audit for compliance with the terms and conditions. The Company recognized PHSSE Fund amounts to the extent it had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

10.
Commitments and Contingencies

Professional and General Liability

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

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse by a foster parent, Clarence Garcia, that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance: Dorsey, as Guardian ad Litem of M.R. v. Clarence Garcia, et al ., and Higgins, as Guardian ad Litem of J.H. v. Clarence Garcia, et al. While the plaintiffs in those two cases had claims pending against FamilyWorks, and FamilyWorks had raised claims or potential claims against the Company, in February 2024, the parties in each of those cases jointly notified the District Court that proposed settlements of all claims had been reached and that, pending the District Court’s approval of such proposed settlements, the proposed settlements would also resolve all claims between FamilyWorks and the Company. The Company currently reasonably expects the proposed settlements for the two cases to be approved by the District Court in the coming months.

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

The settlement agreements for the Cases were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by either the Company or Desert Hills. On January 19, 2024, pursuant to the terms of the settlement agreements, the Company paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted or that may be asserted in the future.

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

Government Investigation

In the fall of 2017, the Office of Inspector General (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. The Company has reached a tentative agreement to resolve the matter and the anticipated financial impact of such resolution is $19.9 million and has been recorded within other accrued liabilities on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively.

11.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$63,582	$80,733
Accrued interest	18,446	18,046
Insurance liability – current portion	12,486	12,486
Accrued property taxes	6,381	7,097
Cost report payable	4,363	9,265
Contract liabilities	2,154	2,165
Finance lease liabilities	990	990
Accrued Desert Hills settlement	—	393,696
Other	11,509	7,783
Other accrued liabilities	$119,911	$532,261

12.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Credit Facility:
Term Loan A	$716,945	$377,188
Revolving Line of Credit	225,000	80,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(11,197)	(10,421)
	1,855,748	1,371,767
Less: current portion	(61,452)	(29,219)
Long-term debt	$1,794,296	$1,342,548

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

On March 30, 2023, the Company entered into Amendment No. 1 to the Credit Facility (the “First Amendment”), which replaced the London Interbank Offered Rate (“LIBOR”), as the reference rate applicable to borrowings under the Credit Facility with the Secured Overnight Financing Rate as determined for a term of, at the Company’s option, one, three or six months, plus an adjustment of 0.10% (“Adjusted Term SOFR”). After giving effect to the First Amendment, borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the consolidated total net leverage ratio. In addition, an unused fee that varies according to the consolidated total net leverage ratio of the Company ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility.

On January 18, 2024, the Company entered into Amendment No. 2 to the Credit Facility (the “Second Amendment”), which provides for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for each quarter ending from June 30, 2024 to March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At March 31, 2024, the Company was in compliance with all financial covenants.

During the three months ended March 31, 2024, the Company borrowed $160.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the three months ended March 31, 2023, the Company borrowed $40.0 million on the Revolving Facility. The Company had $371.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by its workers’ compensation insurance program at March 31, 2024.

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

13.
Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2024, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2023	$88,257
Contributions from noncontrolling partners in joint ventures	16,530
Net income attributable to noncontrolling interests	6,006
Distributions to noncontrolling partners in joint ventures	(5,107)
Balance at December 31, 2023	105,686
Contributions from noncontrolling partners in joint ventures	2,280
Net income attributable to noncontrolling interests	2,387
Distributions to noncontrolling partners in joint ventures	(1,020)
Balance at March 31, 2024	$109,333

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

At March 31, 2024, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day-to-day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at March 31, 2024 and December 31, 2023 include total assets of variable interest entities of $650.1 million and $597.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at March 31, 2024 and December 31, 2023 include total liabilities of variable interest entities of $29.2 million and $27.0 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$63,571	$55,149
Accounts receivable, net	36,746	34,910
Other current assets	2,739	2,193
Total current assets	103,056	92,252
Property and equipment, net	476,150	438,965
Goodwill	42,384	42,384
Intangible assets, net	18,313	18,295
Operating lease right-of-use assets	10,231	5,948
Total assets	$650,134	$597,844

Accounts payable	$8,611	$8,235
Accrued salaries and benefits	6,714	9,909
Current portion of operating lease liabilities	554	273
Other accrued liabilities	3,097	2,385
Total current liabilities	18,976	20,802
Operating lease liabilities	10,208	6,160
Total liabilities	$29,184	$26,962

15.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2024, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 2,253,481 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $8.7 million and $7.6 million in equity-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. Stock compensation expense for the three months ended March 31, 2024 and 2023 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At March 31, 2024, there was $87.9 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

The Company recognized a deferred income tax benefit of $2.4 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2023 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	979,277	$46.27
Options granted	296,340	78.94
Options exercised	(198,527)	41.29
Options cancelled	(140,545)	55.95
Options outstanding at December 31, 2023	936,545	56.21
Options granted	1,000	84.18
Options exercised	(90,178)	45.49
Options cancelled	(22,888)	62.76
Options outstanding at March 31, 2024	824,479	$57.24	7.10	$18,435
Options exercisable at March 31, 2024	448,934	$47.76	6.02	$14,197

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the three months ended March 31, 2024 and year ended December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average grant-date fair value of options	$30.99	$30.99
Risk-free interest rate	4.0%	4.2%
Expected volatility	34%	37%
Expected life (in years)	5.0	5.0

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

Other Stock-Based Awards

Restricted stock unit activity during 2023 and 2024 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,045,202	$54.89
Granted	587,239	76.32
Cancelled	(198,740)	57.21
Vested	(403,223)	50.48
Unvested at December 31, 2023	1,030,478	$68.38
Granted	366,652	79.36
Cancelled	(20,668)	65.79
Vested	(192,282)	57.59
Unvested at March 31, 2024	1,184,180	$73.57

Performance stock unit activity during 2023 and 2024 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	407,825	17.69
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at December 31, 2023	336,031	$69.35
Granted	—	—
Performance adjustment	(9,241)	72.99
Cancelled	(98,504)	61.52
Vested	—	—
Unvested at March 31, 2024	228,286	$72.58

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

16.
Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Legal, accounting and other acquisition-related costs	$5,238	$1,640
Management transition costs	1,009	4,800
Termination and restructuring	(3,400)	31
	$2,847	$6,471

17.
Income Taxes

The provision for income taxes for the three months ended March 31, 2024 and 2023 reflects effective tax rates of 20.3% and 22.3%, respectively.

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

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Credit Facility	$939,450	$455,880	$939,450	$455,880
5.500% Senior Notes due 2028	$445,760	$445,539	$433,502	$436,628
5.000% Senior Notes due 2029	$470,538	$470,348	$444,658	$451,534

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
•
the impact of inflation and interest rate volatility;
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
•
the impact on our business if our information systems fail or our databases are destroyed or damaged;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At March 31, 2024, we operated 258 behavioral healthcare facilities with approximately 11,300 beds in 38 states and Puerto Rico. During the three months ended March 31, 2024, we added 47 beds, consisting of 27 beds to existing facilities and 20 beds added through the opening of a wholly-owned facility. For the year ending December 31, 2024, we expect to add approximately 1,200 total beds and open up to 14 CTCs, excluding acquisitions.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Revenue	$768,051	100.0%	$704,267	100.0%
Salaries, wages and benefits	417,523	54.4%	391,177	55.6%
Professional fees	45,688	5.9%	41,125	5.8%
Supplies	26,652	3.5%	26,021	3.7%
Rents and leases	11,863	1.5%	11,424	1.6%
Other operating expenses	101,073	13.2%	90,838	12.9%
Depreciation and amortization	36,347	4.7%	31,569	4.5%
Interest expense, net	27,214	3.5%	19,999	2.8%
Transaction, legal and other costs	2,847	0.4%	6,471	0.9%
Total expenses	669,207	87.1%	618,624	87.8%
Income before income taxes	98,844	12.9%	85,643	12.2%
Provision for income taxes	20,074	2.6%	19,085	2.7%
Net income	78,770	10.3%	66,558	9.5%
Net income attributable to noncontrolling interests	(2,387)	-0.4%	(543)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$76,383	9.9%	$66,015	9.4%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 9.1% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Similar with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation recently compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 38 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three months ended March 31, 2024 compared to the same period in 2023:

Same Facility Results (a)
Revenue growth	9.2%
Patient days growth	2.2%
Admissions growth	-1.7%
Average length of stay change (b)	4.0%
Revenue per patient day growth	6.9%
Adjusted EBITDA margin change (c)	120 bps

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.
(c)
Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, transaction, legal and other costs, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenue. Revenue increased $63.8 million, or 9.1%, to $768.1 million for the three months ended March 31, 2024 from $704.3 million for the three months ended March 31, 2023. Same facility revenue increased $63.8 million, or 9.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, resulting from an increase in same facility revenue per day of 6.9% and same facility growth in patient days of 2.2%. Consistent with same facility revenue growth in 2023, the growth in same facility patient days for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $417.5 million for the three months ended March 31, 2024 compared to $391.2 million for the three months ended March 31, 2023, an increase of $26.3 million. SWB expense included $8.7 million and $7.6 million of equity-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $408.8 million, or 53.2% of revenue, for the three months ended March 31, 2024, compared to $383.6 million, or 54.5% of revenue, for the three months ended March 31, 2023. Same facility SWB expense was $368.7 million for the three months ended March 31, 2024, or 48.7% of revenue, compared to $344.1 million for the three months ended March 31, 2023, or 49.7% of revenue.

Professional fees. Professional fees were $45.7 million for the three months ended March 31, 2024, or 5.9% of revenue, compared to $41.1 million for the three months ended March 31, 2023, or 5.8% of revenue. Same facility professional fees were $39.9 million for the three months ended March 31, 2024, or 5.3% of revenue, compared to $37.1 million for the three months ended March 31, 2023, or 5.4% of revenue.

Supplies. Supplies expense was $26.7 million for the three months ended March 31, 2024, or 3.5% of revenue, compared to $26.0 million for the three months ended March 31, 2023, or 3.7% of revenue. Same facility supplies expense was $26.0 million for the three months ended March 31, 2024, or 3.4% of revenue, compared to $25.4 million for the three months ended March 31, 2023, or 3.7% of revenue.

Rents and leases. Rents and leases were $11.9 million for the three months ended March 31, 2024, or 1.5% of revenue, compared to $11.4 million for the three months ended March 31, 2023, or 1.6% of revenue. Same facility rents and leases were $10.8 million for the three months ended March 31, 2024, or 1.4% of revenue, compared to $10.5 million for the three months ended March 31, 2023, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $101.1 million for the three months ended March 31, 2024, or

13.2% of revenue, compared to $90.8 million for the three months ended March 31, 2023, or 12.9% of revenue. Same facility other operating expenses were $93.9 million for the three months ended March 31, 2024, or 12.4% of revenue, compared to $84.9 million for the three months ended March 31, 2023, or 12.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $36.3 million for the three months ended March 31, 2024, or 4.7% of revenue, compared to $31.6 million for the three months ended March 31, 2023, or 4.5% of revenue.

Interest expense. Interest expense was $27.2 million for the three months ended March 31, 2024 compared to $20.0 million for the three months ended March 31, 2023. The increase in interest expense was primarily the result of borrowings under the Credit Facility during the first quarter of 2024.

Transaction, legal and other costs. Transaction, legal and other costs were $2.8 million for the three months ended March 31, 2024, compared to $6.5 million for the three months ended March 31, 2023. Transaction, legal and other costs represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended March 31,
	2024	2023
Legal, accounting and other acquisition-related costs	$5,238	$1,640
Management transition costs	1,009	4,800
Termination and restructuring	(3,400)	31
	$2,847	$6,471

Provision for income taxes. For the three months ended March 31, 2024, the provision for income taxes was $20.1 million, reflecting an effective tax rate of 20.3%, compared to $19.1 million, reflecting an effective tax rate of 22.3%, for the three months ended March 31, 2023.

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

The following table presents revenue by payor type and as a percentage of revenue for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
Commercial	$196,017	25.5%	$203,619	28.9%
Medicare	109,388	14.2%	108,640	15.4%
Medicaid	436,422	56.9%	364,306	51.8%
Self-Pay	16,427	2.1%	20,698	2.9%
Other	9,797	1.3%	7,004	1.0%
Revenue	$768,051	100.0%	$704,267	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2024 and December 31, 2023:

March 31, 2024

	Current	30-90	90-150	>150	Total
Commercial	19.1%	4.7%	2.8%	9.1%	35.7%
Medicare	8.8%	1.8%	0.5%	0.8%	11.9%
Medicaid	34.3%	5.2%	2.1%	4.3%	45.9%
Self-Pay	1.3%	1.6%	1.1%	2.3%	6.3%
Other	0.0%	0.1%	0.0%	0.1%	0.2%
Total	63.5%	13.4%	6.5%	16.6%	100.0%

December 31, 2023

	Current	30-90	90-150	>150	Total
Commercial	17.3%	5.4%	3.1%	9.5%	35.3%
Medicare	9.3%	1.4%	0.5%	1.1%	12.3%
Medicaid	33.4%	5.4%	2.5%	4.7%	46.0%
Self-Pay	1.4%	1.3%	1.2%	2.5%	6.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.5%	7.3%	17.8%	100.0%

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2024 was $321.3 million compared to cash provided by operating activities of $44.4 million for the three months ended March 31, 2023. Days sales outstanding at March 31, 2024 was 46 days compared to 45 days at December 31, 2023.

Cash used in investing activities for the three months ended March 31, 2024 was $184.6 million compared to $66.9 million for the three months ended March 31, 2023. Cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $142.4 million of cash paid for capital expenditures, $50.4 million of cash paid for acquisitions and $0.9 million of other, offset by $9.1 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2024 was $142.4 million, consisting of routine or maintenance capital expenditures of $22.3 million and expansion capital expenditures of $120.1 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $66.5 million of cash paid for capital expenditures and $0.8 million of other, offset by $0.4 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2023 was $66.5 million, consisting of routine or maintenance capital expenditures of $18.0 million and expansion capital expenditures of $48.5 million.

Cash provided by financing activities for the three months ended March 31, 2024 was $483.1 million compared to cash used in financing activities of $11.3 million for the three months ended March 31, 2023. Cash provided by financing activities for the three months ended March 31, 2024 consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $160.0 million and contributions from noncontrolling partners in joint ventures of $2.3 million, offset by principal payments on revolving credit facility of $15.0 million, principal payments on long-term debt of $10.2 million, payment of debt issuance costs of $1.5 million, distributions to noncontrolling partners in joint ventures of $1.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $1.0 million and $0.4 million of other. Cash used in financing activities for the three months ended March 31, 2023 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $47.7 million and principal payments on long-term debt of $5.3 million, offset by borrowings on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $1.7 million.

We had total available cash and cash equivalents of $77.3 million and $100.1 million at March 31, 2024 and December 31, 2023, respectively, of which approximately $13.5 million and $11.3 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 10 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with the Cases. The settlement agreements were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by us. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of

$400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted or that may be asserted in the future.

Credit Facility

On March 17, 2021, we entered into the Credit Facility, which provides for a $600.0 million Revolving Facility and a Term Loan Facility in an initial principal amount of $425.0 million, each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit.

As a part of the closing of the Credit Facility on March 17, 2021, we (i) refinanced and terminated our prior credit facilities under an amended and restated credit agreement, dated as of December 31, 2012 and (ii) financed the redemption of all of our outstanding 5.625% Senior Notes due 2023.

On March 30, 2023, we entered into the First Amendment, which replaced LIBOR as the reference rate applicable to borrowings under the Credit Facility with Adjusted Term SOFR. After giving effect to the First Amendment, borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (i) Adjusted Term SOFR plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our consolidated total net leverage ratio. In addition, an unused fee that varies according to our consolidated total net leverage ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility.

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

On January 18, 2024, we entered into the Second Amendment, which provides for the incurrence of $350.0 million of Incremental Term Loans. Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for each quarter ending from June 30, 2024 to March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the Incremental Fixed Basket, and (ii) the Incremental Ratio Basket. The Incremental Term Loans were incurred in reliance on the Incremental Ratio Basket, leaving the full amount of the Incremental Fixed Basket available for any future Incremental Facilities.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At March 31, 2024, we were in compliance with all financial covenants.

During the three months ended March 31, 2024, we borrowed $160.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the three months ended March 31, 2023, we borrowed $40.0 million on the Revolving Facility. We had $371.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by our workers’ compensation insurance program at March 31, 2024.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024.

Summarized balance sheet information (in thousands):

	March 31, 2024	December 31, 2023
Current assets	$484,365	$442,813
Property and equipment, net	1,681,224	1,656,941
Goodwill	2,140,627	2,105,563
Total noncurrent assets	4,097,017	4,043,891

Current liabilities	461,731	827,648
Long-term debt	1,794,296	1,342,548
Total noncurrent liabilities	1,978,103	1,503,345
Redeemable noncontrolling interests	—	—
Total equity	2,141,548	2,155,711

Summarized operating results information (in thousands):

Three Months Ended March 31, 2024
Revenue	$652,725
Income before income taxes	79,905
Net income	64,400
Net income attributable to Acadia Healthcare Company, Inc.	64,400

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2024 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$173,317	$1,025,775	$528,438	$504,688	$2,232,218
Operating lease liabilities (b)	33,644	49,235	27,314	72,074	182,267
Finance lease liabilities	1,031	2,178	2,178	20,460	25,847
Total obligations and commitments	$207,992	$1,077,188	$557,930	$597,222	$2,440,332

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2024.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at March 31, 2024 from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2024 was composed of $916.3 million of fixed-rate debt and $939.5 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at March 31, 2024, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $9.4 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	—
February 1 - February 29	53,344	84.00	—	—
March 1 - March 31	16,967	79.88	—	—
Total	70,311

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (1)

10.1	Amendment No. 2, dated as of January 18, 2024, to the Company’s Credit Agreement, dated as of March 17, 2021. (2)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (3)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 19, 2024 (File No. 001-35331).
(3)
Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for year ended December 31, 2023 (File No. 001-35331).

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

Dated: May 2, 2024