Form 10-Q
period 2024-06-30
Acadia Healthcare Company, Inc.
filed 2024-08-01
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

At August 1, 2024, there were 92,867,210 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77,167	$100,073
Accounts receivable, net	389,374	361,451
Other current assets	178,673	134,476
Total current assets	645,214	596,000
Property and equipment, net	2,497,856	2,266,610
Goodwill	2,261,395	2,225,962
Intangible assets, net	73,348	73,278
Deferred tax assets	2,741	6,658
Operating lease right-of-use assets	123,273	117,780
Other assets	74,225	72,553
Total assets	$5,678,052	$5,358,841

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$66,574	$29,219
Accounts payable	159,520	156,132
Accrued salaries and benefits	134,503	141,901
Current portion of operating lease liabilities	27,010	26,268
Other accrued liabilities	158,915	532,261
Total current liabilities	546,522	885,781
Long-term debt	1,774,556	1,342,548
Deferred tax liabilities	37,031	1,931
Operating lease liabilities	104,706	100,808
Other liabilities	150,641	140,113
Total liabilities	2,613,456	2,471,181
Redeemable noncontrolling interests	111,878	105,686
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,680,774 and 91,263,989 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	917	913
Additional paid-in capital	2,665,215	2,649,340
Retained earnings	286,586	131,721
Total equity	2,952,718	2,781,974
Total liabilities and equity	$5,678,052	$5,358,841

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenue	$796,040	$731,337	$1,564,091	$1,435,604
Salaries, wages and benefits (including equity-based compensation expense of $8,869, $7,348, $17,547 and $14,977, respectively)	419,757	386,633	837,280	777,810
Professional fees	48,050	43,803	93,738	84,928
Supplies	27,878	26,144	54,530	52,165
Rents and leases	11,889	11,725	23,752	23,149
Other operating expenses	109,690	95,912	210,763	186,750
Depreciation and amortization	36,066	32,012	72,413	63,581
Interest expense, net	29,159	20,910	56,373	40,909
Loss on impairment	1,000	8,694	1,000	8,694
Transaction, legal and other costs	6,091	9,074	8,938	15,545
Total expenses	689,580	634,907	1,358,787	1,253,531
Income before income taxes	106,460	96,430	205,304	182,073
Provision for income taxes	25,643	22,881	45,717	41,966
Net income	80,817	73,549	159,587	140,107
Net income attributable to noncontrolling interests	(2,335)	(1,250)	(4,722)	(1,793)
Net income attributable to Acadia Healthcare Company, Inc.	$78,482	$72,299	$154,865	$138,314
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.86	$0.79	$1.69	$1.53
Diluted	$0.85	$0.79	$1.68	$1.51
Weighted-average shares outstanding:
Basic	91,628	91,044	91,495	90,691
Diluted	92,043	91,546	92,051	91,640

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2022	89,914	$899	$2,658,440	$153,388	$2,812,727
Common stock issued under stock incentive plans	1,039	11	1,192	—	1,203
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(48,874)	—	(48,874)
Equity-based compensation expense	—	—	7,629	—	7,629
Other	—	—	902	—	902
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	66,015	66,015
Balance at March 31, 2023	90,953	910	2,619,289	219,403	2,839,602
Common stock issued under stock incentive plans	176	1	3,783	—	3,784
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,017)	—	(2,017)
Equity-based compensation expense	—	—	7,348	—	7,348
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	72,299	72,299
Balance at June 30, 2023	91,129	911	2,628,403	291,702	2,921,016
Common stock issued under stock incentive plans	76	1	1,553	—	1,554
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(843)	—	(843)
Equity-based compensation expense	—	—	8,163	—	8,163
Other	—	—	382		382
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(217,710)	(217,710)
Balance at September 30, 2023	91,205	912	2,637,658	73,992	2,712,562
Common stock issued under stock incentive plans	59	1	1,655	—	1,656
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(798)	—	(798)
Equity-based compensation expense	—	—	9,149	—	9,149
Other	—	—	1,676	—	1,676
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	57,729	57,729
Balance at December 31, 2023	91,264	913	2,649,340	131,721	2,781,974
Common stock issued under stock incentive plans	310	3	4,099	—	4,102
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(5,115)	—	(5,115)
Equity-based compensation expense	—	—	8,678	—	8,678
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	76,383	76,383
Balance at March 31, 2024	91,574	916	2,657,002	208,104	2,866,022
Common stock issued under stock incentive plans	107	1	1,477	—	1,478
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,133)	—	(2,133)
Equity-based compensation expense	—	—	8,869	—	8,869
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	78,482	78,482
Balance at June 30, 2024	91,681	$917	$2,665,215	$286,586	$2,952,718

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating activities:
Net income	$159,587	$140,107
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	72,413	63,581
Amortization of debt issuance costs	2,034	1,651
Equity-based compensation expense	17,547	14,977
Deferred income taxes	39,017	347
Loss on impairment	1,000	8,694
Other	(3,942)	1,086
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(26,114)	(23,397)
Other current assets	(14,182)	(8,743)
Other assets	842	(322)
Accounts payable and other accrued liabilities	(399,619)	21,518
Accrued salaries and benefits	(8,525)	(13,889)
Other liabilities	9,805	2,568
Net cash (used in) provided by operating activities	(150,137)	208,178
Investing activities:
Cash paid for acquisitions, net of cash acquired	(50,722)	—
Cash paid for capital expenditures	(296,652)	(157,359)
Proceeds from sale of property and equipment	10,209	621
Other	(2,933)	(940)
Net cash used in investing activities	(340,098)	(157,678)
Financing activities:
Borrowings on long-term debt	350,000	—
Borrowings on revolving credit facility	160,000	40,000
Principal payments on revolving credit facility	(15,000)	(20,000)
Principal payments on long-term debt	(25,605)	(10,625)
Payment of debt issuance costs	(1,518)	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(1,668)	(45,904)
Contributions from noncontrolling partners in joint ventures	2,970	2,516
Distributions to noncontrolling partners in joint ventures	(1,500)	(1,983)
Other	(350)	20
Net cash provided by (used in) financing activities	467,329	(35,976)
Net (decrease) increase in cash and cash equivalents	(22,906)	14,524
Cash and cash equivalents at beginning of the period	100,073	97,649
Cash and cash equivalents at end of the period	$77,167	$112,173
Effect of acquisitions:
Assets acquired, excluding cash	$55,678	$—
Liabilities assumed	(3,456)	—
Contingent consideration issued in connection with an acquisition	(1,500)	—
Cash paid for acquisitions, net of cash acquired	$50,722	$—

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At June 30, 2024, the Company operated 258 behavioral healthcare facilities with approximately 11,400 beds in 38 states and Puerto Rico.

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

2.
Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280) (“ASU 2023-07”) “Improvements to Reportable Segment Disclosures.” ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and the interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted and applied retrospectively. The Company is currently evaluating the impact of ASU 2023-07 on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) (“ASU 2023-09”) “Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acute inpatient psychiatric facilities	$423,383	$369,415	$829,805	$731,226
Specialty treatment facilities	151,049	156,908	294,881	304,211
Comprehensive treatment centers	134,643	123,472	266,810	238,973
Residential treatment centers	86,965	81,542	172,595	161,194
Revenue	$796,040	$731,337	$1,564,091	$1,435,604

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and six months ended June 30, 2024 and 2023 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$209,636	26.3%	$209,383	28.6%	$405,653	25.9%	$413,002	28.8%
Medicare	111,708	14.0%	109,845	15.0%	221,096	14.1%	218,485	15.2%
Medicaid	452,338	56.9%	391,963	53.6%	888,760	56.9%	756,269	52.7%
Self-Pay	13,513	1.7%	15,804	2.2%	29,940	1.9%	36,502	2.5%
Other	8,845	1.1%	4,342	0.6%	18,642	1.2%	11,346	0.8%
Revenue	$796,040	100.0%	$731,337	100.0%	$1,564,091	100.0%	$1,435,604	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$78,482	$72,299	$154,865	$138,314
Denominator:
Weighted average shares outstanding for basic earnings per share	91,628	91,044	91,495	90,691
Effects of dilutive instruments	415	502	556	949
Shares used in computing diluted earnings per common share	92,043	91,546	92,051	91,640

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.86	$0.79	$1.69	$1.53
Diluted	$0.85	$0.79	$1.68	$1.51

Approximately 0.8 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. Approximately 0.6 million and 0.5 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

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

Goodwill

The changes in goodwill are as follows (in thousands):

Balance at January 1, 2023	$2,222,805
Increase from acquisitions	337
Increase from contributions of redeemable noncontrolling interests	2,820
Balance at December 31, 2023	2,225,962
Increase from acquisitions	35,433
Balance at June 30, 2024	$2,261,395

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Insurance receivable – current portion	$54,096	$33,579
Income taxes receivable	37,133	12,416
Prepaid expenses	31,930	36,085
Other receivables	24,005	22,084
Workers’ compensation deposits – current portion	12,000	12,000
Assets held for sale	11,865	11,496
Inventory	5,988	5,300
Other	1,656	1,516
Other current assets	$178,673	$134,476

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$195,759	$183,347
Building and improvements	2,105,463	2,064,353
Equipment	402,307	365,826
Construction in progress	626,279	420,430
	3,329,808	3,033,956
Less: accumulated depreciation	(831,952)	(767,346)
Property and equipment, net	$2,497,856	$2,266,610

During the three months ended June 30, 2024, the Company recorded a non-cash property impairment charge of $1.0 million related to certain closed facilities, which is included in loss on impairment in the condensed consolidated statements of income. During the three months ended June 30, 2023, the Company recorded a non-cash property impairment charge of $2.0 million and a non-cash operating lease right-of-use asset impairment charge of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of income.

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets for closed properties actively marketed of $11.9 million and $11.5 million at June 30, 2024 and December 31, 2023, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,688	11,681	—	—
Trade names	42,588	42,588	—	—
Certificates of need	19,072	19,009	—	—
	73,348	73,278	—	—
Total	$74,479	$74,409	$(1,131)	$(1,131)

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

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse by a foster parent, Clarence Garcia, that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance: Dorsey, as Guardian ad Litem of M.R. v. Clarence Garcia, et al. (the “M.R. case”), and Higgins, as Guardian ad Litem of J.H. v. Clarence Garcia, et al (the “J.H. case”). While the plaintiffs in those two cases had claims pending against FamilyWorks, and FamilyWorks had raised claims or potential claims against the Company, the parties in each of those cases finalized settlements that resolved all claims between FamilyWorks and the Company. The District Court approved the settlement in the J.H. case on June 10, 2024. The District Court’s approval of the settlement in the M.R. case remains pending, but is expected in the coming months.

On July 7, 2023, in connection with one of the lawsuits in the Desert Hills Litigation styled Inman v. Garcia, et al., Case No. D-117-CV-2019-00136 (the “Inman Litigation”), a jury awarded the plaintiff compensatory damages of $80.0 million and punitive damages of $405.0 million. This award far exceeded the Company’s reasonable expectation based on the previously resolved complaints and far exceeded any precedent for comparable cases.

On October 30, 2023, the Company and Desert Hills entered into settlement agreements in connection with the Inman Litigation, as well as two other related cases – Rael v. Garcia, et al., Case No. D-117-CV-2019-00135 and Endicott-Quinones v. Garcia, et al., Case No. D-117-CV-2019-00137 (together with the Inman Litigation, the “Cases”).

The settlement agreements for the Cases were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by either the Company or Desert Hills. On January 19, 2024, pursuant to the terms of the settlement agreements, the Company paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted in the Cases or that may be asserted in the future by the plaintiffs in the Cases.

On January 30, 2024, a sixth lawsuit styled CNRAG, Inc. as Legal Guardian of A.C. v. Garcia et al., No. D-117-CV-2024-00045 was filed in the District Court alleging similar claims as the previous five lawsuits in the Desert Hills Litigation. The ward in this sixth lawsuit was referenced in prior criminal charges against Garcia in January 2019; however, prior to this lawsuit, neither the ward nor guardian made contact with the Company about a possible claim. The Company determined that a lawsuit from this plaintiff was unlikely because no claims had ever been asserted and the statute of limitations had expired. Plaintiff’s allegations assert certain claims, which, if true, may toll the statute of limitations. At this time, the Company is not able to quantify the ultimate liability, if any, in connection with this sixth lawsuit. No additional victims are referenced in the prior criminal charges against Garcia.

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

Government Investigation

In the fall of 2017, the Office of Inspector General (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities is focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. The Company has reached a tentative agreement to resolve the matter and the anticipated financial impact of such resolution is $19.9 million and has been recorded within other accrued liabilities on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively.

11.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$69,364	$80,733
Insurance liability – current portion	41,986	12,486
Accrued interest	18,158	18,046
Accrued property taxes	9,539	7,097
Cost report payable	4,293	9,265
Contract liabilities	1,801	2,165
Finance lease liabilities	990	990
Accrued Desert Hills settlement	—	393,696
Other	12,784	7,783
Other accrued liabilities	$158,915	$532,261

12.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Credit Facility:
Term Loan A	$701,583	$377,188
Revolving Line of Credit	225,000	80,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(10,453)	(10,421)
	1,841,130	1,371,767
Less: current portion	(66,574)	(29,219)
Long-term debt	$1,774,556	$1,342,548

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

On January 18, 2024, the Company entered into Amendment No. 2 to the Credit Facility (the “Second Amendment”), which provides for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for each quarter ending from September 30, 2024 to March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At June 30, 2024, the Company was in compliance with all financial covenants.

During the six months ended June 30, 2024, the Company borrowed $160.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the six months ended June 30, 2023, the Company borrowed $40.0 million on the Revolving Facility and repaid $20.0 million of the balance outstanding. The Company had $371.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by its workers’ compensation insurance program at June 30, 2024.

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

13.
Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2024, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2023	$88,257
Contributions from noncontrolling partners in joint ventures	16,530
Net income attributable to noncontrolling interests	6,006
Distributions to noncontrolling partners in joint ventures	(5,107)
Balance at December 31, 2023	105,686
Contributions from noncontrolling partners in joint ventures	2,970
Net income attributable to noncontrolling interests	4,722
Distributions to noncontrolling partners in joint ventures	(1,500)
Balance at June 30, 2024	$111,878

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

At June 30, 2024, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day-to-day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at June 30, 2024 and December 31, 2023 include total assets of variable interest entities of $729.3 million and $597.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at June 30, 2024 and December 31, 2023 include total liabilities of variable interest entities of $33.4 million and $27.0 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$74,099	$55,149
Accounts receivable, net	40,026	34,910
Other current assets	2,407	2,193
Total current assets	116,532	92,252
Property and equipment, net	541,961	438,965
Goodwill	42,384	42,384
Intangible assets, net	18,333	18,295
Operating lease right-of-use assets	10,064	5,948
Total assets	$729,274	$597,844

Accounts payable	$10,322	$8,235
Accrued salaries and benefits	9,990	9,909
Current portion of operating lease liabilities	573	273
Other accrued liabilities	2,444	2,385
Total current liabilities	23,329	20,802
Operating lease liabilities	10,056	6,160
Total liabilities	$33,385	$26,962

15.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2024, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 2,068,284 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $8.9 million and $7.3 million in equity-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $17.5 million and $15.0 million for the six months ended June 30, 2024 and 2023, respectively. Stock compensation expense for the six months ended June 30, 2024 and 2023 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At June 30, 2024, there was $89.1 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.3 years.

The Company recognized a deferred income tax benefit of $2.4 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $4.8 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2023 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	979,277	$46.27
Options granted	296,340	78.94
Options exercised	(198,527)	41.29
Options cancelled	(140,545)	55.95
Options outstanding at December 31, 2023	936,545	56.21
Options granted	3,000	78.59
Options exercised	(121,468)	45.94
Options cancelled	(45,560)	67.12
Options outstanding at June 30, 2024	772,517	$57.27	6.85	$10,819
Options exercisable at June 30, 2024	422,652	$48.06	5.80	$8,872

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the six months ended June 30, 2024 and year ended December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average grant-date fair value of options	$28.34	$30.99
Risk-free interest rate	4.4%	4.2%
Expected volatility	33%	37%
Expected life (in years)	4.7	5.0

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

Other Stock-Based Awards

Restricted stock unit activity during 2023 and 2024 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,045,202	$54.89
Granted	587,239	76.32
Cancelled	(198,740)	57.21
Vested	(403,223)	50.48
Unvested at December 31, 2023	1,030,478	$68.38
Granted	492,602	76.45
Cancelled	(61,121)	70.45
Vested	(287,340)	61.41
Unvested at June 30, 2024	1,174,619	$73.36

Performance stock unit activity during 2023 and 2024 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	407,825	17.69
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at December 31, 2023	336,031	$69.35
Granted	75,909	67.85
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at June 30, 2024	288,472	$71.45

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

Performance stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based stock units are subject to the continuing service of the employee during the three-year period covered by the awards. The performance conditions for the performance stock units are based on the Company’s achievement of annually established targets for diluted earnings per share, Adjusted EBITDA and/or revenue. The number of shares issuable at the end of the applicable vesting period of performance stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of performance stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

16.
Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Legal, accounting and other acquisition-related costs	$4,085	$925	$9,323	2,564
Termination and restructuring costs	1,419	1,974	(1,981)	2,005
Management transition costs	587	6,175	$1,596	$10,976
	$6,091	$9,074	$8,938	$15,545

17.
Income Taxes

The provision for income taxes for the three months ended June 30, 2024 and 2023 reflects effective tax rates of 24.1% and 23.7%, respectively, and 22.3% and 23.0% for the six months ended June 30, 2024 and 2023, respectively.

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

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Credit Facility	$924,417	$455,880	$924,417	$455,880
5.500% Senior Notes due 2028	$445,981	$445,539	$435,946	$436,628
5.000% Senior Notes due 2029	$470,732	$470,348	$446,607	$451,534

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
•
our indebtedness, our ability to meet our debt obligations and our ability to incur substantially more debt;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At June 30, 2024, we operated 258 behavioral healthcare facilities with approximately 11,400 beds in 38 states and Puerto Rico. During the six months ended June 30, 2024, we added 184 beds, consisting of 64 beds to existing facilities and 120 beds added through the opening of two wholly-owned facilities. For the year ending December 31, 2024, we expect to add approximately 1,200 total beds and open up to fourteen CTCs, excluding acquisitions.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$796,040	100.0%	$731,337	100.0%	$1,564,091	100.0%	$1,435,604	100.0%
Salaries, wages and benefits	419,757	52.7%	386,633	52.8%	837,280	53.5%	777,810	54.3%
Professional fees	48,050	6.0%	43,803	6.0%	93,738	6.0%	84,928	5.9%
Supplies	27,878	3.5%	26,144	3.6%	54,530	3.5%	52,165	3.6%
Rents and leases	11,889	1.5%	11,725	1.6%	23,752	1.5%	23,149	1.6%
Other operating expenses	109,690	13.8%	95,912	13.1%	210,763	13.5%	186,750	13.0%
Depreciation and amortization	36,066	4.5%	32,012	4.4%	72,413	4.6%	63,581	4.4%
Interest expense	29,159	3.7%	20,910	2.9%	56,373	3.6%	40,909	2.8%
Loss on impairment	1,000	0.1%	8,694	1.2%	1,000	0.1%	8,694	0.6%
Transaction, legal and other costs	6,091	0.8%	9,074	1.2%	8,938	0.6%	15,545	1.1%
Total expenses	689,580	86.6%	634,907	86.8%	1,358,787	86.9%	1,253,531	87.3%
Income before income taxes	106,460	13.4%	96,430	13.2%	205,304	13.1%	182,073	12.7%
Provision for income taxes	25,643	3.2%	22,881	3.1%	45,717	2.9%	41,966	3.0%
Net income	80,817	10.2%	73,549	10.1%	159,587	10.2%	140,107	9.7%
Net income attributable to noncontrolling interests	(2,335)	-0.3%	(1,250)	-0.2%	(4,722)	-0.3%	(1,793)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$78,482	9.9%	$72,299	9.9%	$154,865	9.9%	$138,314	9.6%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 8.8% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Similar with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation recently compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 38 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and six months ended June 30, 2024 compared to the same periods in 2023:

	Three Months Ended	Six Months Ended
Same Facility Results (a)
Revenue growth	8.3%	8.8%
Patient days growth	2.6%	2.4%
Admissions growth	0.7%	-0.5%
Average length of stay change (b)	1.8%	2.9%
Revenue per patient day growth	5.6%	6.2%
Adjusted EBITDA margin change (c)	0 bps	60 bps

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.
(c)
Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, loss on impairment, transaction, legal and other costs, interest expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenue. Revenue increased $64.7 million, or 8.8%, to $796.0 million for the three months ended June 30, 2024 from $731.3 million for the three months ended June 30, 2023. Same facility revenue increased $59.5 million, or 8.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, resulting from an increase in same facility revenue per day of 5.6% and same facility growth in patient days of 2.6%. Consistent with same facility revenue growth in 2023, the growth in same facility patient days for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $419.8 million for the three months ended June 30, 2024 compared to $386.6 million for the three months ended June 30, 2023, an increase of $33.2 million. SWB expense included $8.9 million and $7.3 million of equity-based compensation expense for the three months ended June 30, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $410.9 million, or 51.6% of revenue, for the three months ended June 30, 2024, compared to $379.3 million, or 51.9% of revenue, for the three months ended June 30, 2023. Same facility SWB expense was $366.9 million for the three months ended June 30, 2024, or 47.3% of revenue, compared to $341.0 million for the three months ended June 30, 2023, or 47.6% of revenue.

Professional fees. Professional fees were $48.1 million for the three months ended June 30, 2024, or 6.0% of revenue, compared to $43.8 million for the three months ended June 30, 2023, or 6.0% of revenue. Same facility professional fees were $41.2 million for the three months ended June 30, 2024, or 5.3% of revenue, compared to $39.6 million for the three months ended June 30, 2023, or 5.5% of revenue.

Supplies. Supplies expense was $27.9 million for the three months ended June 30, 2024, or 3.5% of revenue, compared to $26.1 million for the three months ended June 30, 2023, or 3.6% of revenue. Same facility supplies expense was $27.1 million for the three months ended June 30, 2024, or 3.5% of revenue, compared to $25.3 million for the three months ended June 30, 2023, or 3.5% of revenue.

Rents and leases. Rents and leases were $11.9 million for the three months ended June 30, 2024, or 1.5% of revenue, compared to $11.7 million for the three months ended June 30, 2023, or 1.6% of revenue. Same facility rents and leases were $10.6 million for the three months ended June 30, 2024, or 1.4% of revenue, compared to $10.6 million for the three months ended June 30, 2023, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $109.7 million for the three months ended June 30, 2024, or 13.8% of revenue, compared to $95.9 million for the three months ended June 30, 2023, or 13.1% of revenue. Same facility other operating expenses were $101.1 million for the three months ended June 30, 2024, or 13.0% of revenue, compared to $88.5 million for the three months ended June 30, 2023, or 12.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $36.1 million for the three months ended June 30, 2024, or 4.5% of revenue, compared to $32.0 million for the three months ended June 30, 2023, or 4.4% of revenue.

Interest expense. Interest expense was $29.2 million for the three months ended June 30, 2024 compared to $20.9 million for the three months ended June 30, 2023. The increase in interest expense was primarily the result of borrowings under the Credit Facility during the first quarter of 2024.

Loss on impairment. During the second quarter of 2024, we recorded a non-cash property impairment charge of $1.0 million related to certain closed facilities. During the second quarter of 2023, we recorded non-cash impairment charges totaling $8.7 million related to the closure of certain facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $4.7 million, property impairment of $2.0 million and operating lease right-of-use asset impairment of $2.0 million.

Transaction, legal and other costs. Transaction, legal and other costs were $6.1 million for the three months ended June 30, 2024, compared to $9.1 million for the three months ended June 30, 2023. Transaction, legal and other costs represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended June 30,
	2024	2023
Legal, accounting and other acquisition-related costs	$4,085	$925
Termination and restructuring costs	1,419	1,974
Management transition costs	587	6,175
	$6,091	$9,074

Provision for income taxes. For the three months ended June 30, 2024, the provision for income taxes was $25.6 million, reflecting an effective tax rate of 24.1%, compared to $22.9 million, reflecting an effective tax rate of 23.7%, for the three months ended June 30, 2023.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenue. Revenue increased $128.5 million, or 9.0%, to $1,564.1 million for the six months ended June 30, 2024 from $1,435.6 million for the six months ended June 30, 2023. Same facility revenue increased $123.3 million, or 8.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, resulting from an increase in same facility revenue per day of 6.2% and same facility growth in patient days of 2.4%. Consistent with same facility revenue growth in 2023, the growth in same facility patient days for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $837.3 million for the six months ended June 30, 2024 compared to $777.8 million for the six months ended June 30, 2023, an increase of $59.5 million. SWB expense included $17.5 million and $15.0 million of equity-based compensation expense for the six months ended June 30, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $819.8 million, or 52.4% of revenue, for the six months ended June 30, 2024, compared to $762.8 million, or 53.1% of revenue, for the six months ended June 30, 2023. Same facility SWB expense was $735.6 million for the six months ended June 30, 2024, or 48.0% of revenue, compared to $685.1 million for the six months ended June 30, 2023, or 48.6% of revenue.

Professional fees. Professional fees were $93.7 million for the six months ended June 30, 2024, or 6.0% of revenue, compared to $84.9 million for the six months ended June 30, 2023, or 5.9% of revenue. Same facility professional fees were $81.1 million for the six months ended June 30, 2024, or 5.3% of revenue, compared to $76.7 million for the six months ended June 30, 2023, or 5.4% of revenue.

Supplies. Supplies expense was $54.5 million for the six months ended June 30, 2024, or 3.5% of revenue, compared to $52.2 million for the six months ended June 30, 2023, or 3.6% of revenue. Same facility supplies expense was $53.1 million for the six months ended June 30, 2024, or 3.5% of revenue, compared to $50.8 million for the six months ended June 30, 2023, or 3.6% of revenue.

Rents and leases. Rents and leases were $23.8 million for the six months ended June 30, 2024, or 1.5% of revenue, compared to $23.1 million for the six months ended June 30, 2023, or 1.6% of revenue. Same facility rents and leases were $21.4 million for the six months ended June 30, 2024, or 1.4% of revenue, compared to $21.1 million for the six months ended June 30, 2023, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $210.8 million for the six months ended June 30, 2024, or 13.5% of revenue, compared to $186.8 million for the six months ended June 30, 2023, or 13.0% of revenue. Same facility other operating expenses were $195.0 million for the six months ended June 30, 2024, or 12.7% of revenue, compared to $173.3 million for the six months ended June 30, 2023, or 12.3% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $72.4 million for the six months ended June 30, 2024, or 4.6% of revenue, compared to $63.6 million for the six months ended June 30, 2023, or 4.4% of revenue.

Interest expense. Interest expense was $56.4 million for the six months ended June 30, 2024 compared to $40.9 million for the six months ended June 30, 2023. The increase in interest expense was primarily the result of borrowings under the Credit Facility during the first quarter of 2024.

Loss on impairment. During the six months ended June 30, 2024, we recorded a non-cash property impairment charge of $1.0 million related to certain closed facilities. During the six months ended June 30, 2023, we recorded non-cash impairment charges totaling $8.7 million related to the closure of certain facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $4.7 million, property impairment of $2.0 million and operating lease right-of-use asset impairment of $2.0 million.

Transaction, legal and other costs. Transaction, legal and other costs were $8.9 million for the six months ended June 30, 2024, compared to $15.5 million for the six months ended June 30, 2023. Transaction, legal and other costs represent legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Six Months Ended June 30,
	2024	2023
Legal, accounting and other acquisition-related costs	$9,323	$2,564
Management transition costs	1,596	10,976
Termination and restructuring costs	(1,981)	2,005
	$8,938	$15,545

Provision for income taxes. For the six months ended June 30, 2024, the provision for income taxes was $45.7 million, reflecting an effective tax rate of 22.3%, compared to $42.0 million, reflecting an effective tax rate of 23.0%, for the six months ended June 30, 2023.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$209,636	26.3%	$209,383	28.6%	$405,653	25.9%	$413,002	28.8%
Medicare	111,708	14.0%	109,845	15.0%	221,096	14.1%	218,485	15.2%
Medicaid	452,338	56.9%	391,963	53.6%	888,760	56.9%	756,269	52.7%
Self-Pay	13,513	1.7%	15,804	2.2%	29,940	1.9%	36,502	2.5%
Other	8,845	1.1%	4,342	0.6%	18,642	1.2%	11,346	0.8%
Revenue	$796,040	100.0%	$731,337	100.0%	$1,564,091	100.0%	$1,435,604	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2024 and December 31, 2023:

June 30, 2024

	Current	30-90	90-150	>150	Total
Commercial	18.2%	4.8%	2.7%	8.9%	34.6%
Medicare	10.1%	1.3%	0.8%	1.0%	13.2%
Medicaid	33.5%	4.9%	2.6%	4.1%	45.1%
Self-Pay	1.3%	1.7%	1.6%	2.5%	7.1%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	63.1%	12.7%	7.7%	16.5%	100.0%

December 31, 2023

	Current	30-90	90-150	>150	Total
Commercial	17.3%	5.4%	3.1%	9.5%	35.3%
Medicare	9.3%	1.4%	0.5%	1.1%	12.3%
Medicaid	33.4%	5.4%	2.5%	4.7%	46.0%
Self-Pay	1.4%	1.3%	1.2%	2.5%	6.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.5%	7.3%	17.8%	100.0%

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2024 was $150.1 million compared to cash provided by operating activities of $208.2 million for the six months ended June 30, 2023. Days sales outstanding were 45 days at each of June 30, 2024 and December 31, 2023.

Cash used in investing activities for the six months ended June 30, 2024 was $340.1 million compared to $157.7 million for the six months ended June 30, 2023. Cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $296.7 million of cash paid for capital expenditures, $50.7 million of cash paid for acquisitions and $2.9 million of other, offset by $10.2 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2024 was $296.7 million, consisting of routine or maintenance capital expenditures of $44.1 million and expansion capital expenditures of $252.5 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $157.4 million of cash paid for capital expenditures and $0.9 million of other, offset by $0.6 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2023 was $157.4 million, consisting of routine or maintenance capital expenditures of $39.5 million and expansion capital expenditures of $117.9 million.

Cash provided by financing activities for the six months ended June 30, 2024 was $467.3 million compared to cash used in financing activities of $36.0 million for the six months ended June 30, 2023. Cash provided by financing activities for the six months ended June 30, 2024 consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $160.0 million and contributions from noncontrolling partners in joint ventures of $3.0 million, offset by principal payments on long-term debt of $25.6 million, principal payments on revolving credit facility of $15.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $1.7 million, payment of debt issuance costs of $1.5 million, distributions to noncontrolling partners in joint ventures of $1.5 million and $0.4 million of other. Cash used in financing activities for the six months ended June 30, 2023 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $45.9 million, principal payments on revolving credit facility of $20.0 million, principal payments on long-term debt of $10.6 million and distributions to noncontrolling partners in joint ventures of $2.0 million, offset by borrowings on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $2.5 million.

We had total available cash and cash equivalents of $77.2 million and $100.1 million at June 30, 2024 and December 31, 2023, respectively, of which approximately $4.9 million and $11.3 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 10 – Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with the Cases. The settlement agreements were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by us. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted in the Cases or that may be asserted in the future by the plaintiffs in the Cases.

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

On January 18, 2024, we entered into the Second Amendment, which provides for the incurrence of $350.0 million of Incremental Term Loans. Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for each quarter ending from September 30, 2024 to March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the Incremental Fixed Basket and (ii) the Incremental Ratio Basket. The Incremental Term Loans were incurred in reliance on the Incremental Ratio Basket, leaving the full amount of the Incremental Fixed Basket available for any future Incremental Facilities.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At June 30, 2024, we were in compliance with all financial covenants.

During the six months ended June 30, 2024, we borrowed $160.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the six months ended June 30, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $20.0 million of the balance outstanding. We had $371.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by our workers’ compensation insurance program at June 30, 2024.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at June 30, 2024 and December 31, 2023, and for the six months ended June 30, 2024.

Summarized balance sheet information (in thousands):

	June 30, 2024	December 31, 2023
Current assets	$503,807	$442,813
Property and equipment, net	1,702,890	1,656,941
Goodwill	2,140,996	2,105,563
Total noncurrent assets	4,126,321	4,043,891

Current liabilities	508,995	827,648
Long-term debt	1,774,556	1,342,548
Total noncurrent liabilities	1,983,904	1,503,345
Redeemable noncontrolling interests	—	—
Total equity	2,137,229	2,155,711

Summarized operating results information (in thousands):

Six Months Ended June 30, 2024
Revenue	$1,324,501
Income before income taxes	167,907
Net income	131,176
Net income attributable to Acadia Healthcare Company, Inc.	131,176

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2024 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$177,375	$990,251	$522,250	$498,750	$2,188,626
Operating lease liabilities (b)	34,071	48,856	29,206	60,190	172,323
Finance lease liabilities	1,056	2,178	2,178	20,188	25,600
Total obligations and commitments	$212,502	$1,041,285	$553,634	$579,128	$2,386,549

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2024.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at June 30, 2024 from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2024 was composed of $916.7 million of fixed-rate debt and $924.4 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at June 30, 2024, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $9.2 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	4,498	$74.58	—	—
May 1 - May 31	12,147	67.99	—	—
June 1 - June 30	3,036	68.73	—	—
Total	19,681

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (2)

10.1	Employment Agreement, dated as of May 23, 2024, by and between Acadia Management Company, Inc. and Dr. Nasser Khan. (1)

10.2	Separation and Consulting Agreement, dated May 23, 2024, between Acadia Management Company, LLC and John S. Hollinsworth. (1)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Company. (3)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
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

Acadia Healthcare Company, Inc.

By:	/s/Heather Dixon
Heather Dixon
Chief Financial Officer

Dated: August 1, 2024