Form 10-Q
period 2024-09-30
Acadia Healthcare Company, Inc.
filed 2024-10-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

At October 30, 2024, there were 92,885,352 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$82,145	$100,073
Accounts receivable, net	383,945	361,451
Other current assets	185,972	134,476
Total current assets	652,062	596,000
Property and equipment, net	2,679,807	2,266,610
Goodwill	2,264,851	2,225,962
Intangible assets, net	73,139	73,278
Deferred tax assets	2,706	6,658
Operating lease right-of-use assets	122,771	117,780
Other assets	75,121	72,553
Total assets	$5,870,457	$5,358,841

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$71,694	$29,219
Accounts payable	201,379	156,132
Accrued salaries and benefits	141,470	141,901
Current portion of operating lease liabilities	27,175	26,268
Other accrued liabilities	167,782	532,261
Total current liabilities	609,500	885,781
Long-term debt	1,804,825	1,342,548
Deferred tax liabilities	54,112	1,931
Operating lease liabilities	105,437	100,808
Other liabilities	150,544	140,113
Total liabilities	2,724,418	2,471,181
Redeemable noncontrolling interests	114,521	105,686
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,757,352 and 91,263,989 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	918	913
Additional paid-in capital	2,675,882	2,649,340
Retained earnings	354,718	131,721
Total equity	3,031,518	2,781,974
Total liabilities and equity	$5,870,457	$5,358,841

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenue	$815,634	$750,334	$2,379,725	$2,185,938
Salaries, wages and benefits (including equity-based compensation expense of $9,467, $8,163, $27,014 and $23,140, respectively)	428,147	394,150	1,265,427	1,171,960
Professional fees	48,498	45,540	142,236	130,468
Supplies	29,623	27,147	84,153	79,312
Rents and leases	12,389	11,731	36,141	34,880
Other operating expenses	112,137	104,048	322,900	290,798
Income from provider relief fund	—	(4,442)	—	(4,442)
Depreciation and amortization	37,641	33,388	110,054	96,969
Interest expense, net	29,924	20,742	86,297	61,651
Legal settlements expense	—	394,181	—	394,181
Loss on impairment	10,459	—	11,459	8,694
Transaction, legal and other costs	8,249	11,247	17,187	26,792
Total expenses	717,067	1,037,732	2,075,854	2,291,263
Income (loss) before income taxes	98,567	(287,398)	303,871	(105,325)
Provision for (benefit from) income taxes	27,199	(71,873)	72,916	(29,907)
Net income (loss)	71,368	(215,525)	230,955	(75,418)
Net income attributable to noncontrolling interests	(3,236)	(2,185)	(7,958)	(3,978)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$68,132	$(217,710)	$222,997	$(79,396)
Earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.74	$(2.39)	$2.44	$(0.87)
Diluted	$0.74	$(2.39)	$2.42	$(0.87)
Weighted average shares outstanding:
Basic	91,720	91,168	91,571	90,852
Diluted	92,188	91,168	92,119	90,852

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2022	89,914	$899	$2,658,440	$153,388	$2,812,727
Common stock issued under stock incentive plans	1,039	11	1,192	—	1,203
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(48,874)	—	(48,874)
Equity-based compensation expense	—	—	7,629	—	7,629
Other	—	—	902	—	902
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	66,015	66,015
Balance at March 31, 2023	90,953	910	2,619,289	219,403	2,839,602
Common stock issued under stock incentive plans	176	1	3,783	—	3,784
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,017)	—	(2,017)
Equity-based compensation expense	—	—	7,348	—	7,348
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	72,299	72,299
Balance at June 30, 2023	91,129	911	2,628,403	291,702	2,921,016
Common stock issued under stock incentive plans	76	1	1,553	—	1,554
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(843)	—	(843)
Equity-based compensation expense	—	—	8,163	—	8,163
Other	—	—	382		382
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(217,710)	(217,710)
Balance at September 30, 2023	91,205	912	2,637,658	73,992	2,712,562
Common stock issued under stock incentive plans	59	1	1,655	—	1,656
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(798)	—	(798)
Equity-based compensation expense	—	—	9,149	—	9,149
Other	—	—	1,676	—	1,676
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	57,729	57,729
Balance at December 31, 2023	91,264	913	2,649,340	131,721	2,781,974
Common stock issued under stock incentive plans	310	3	4,099	—	4,102
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(5,115)	—	(5,115)
Equity-based compensation expense	—	—	8,678	—	8,678
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	76,383	76,383
Balance at March 31, 2024	91,574	916	2,657,002	208,104	2,866,022
Common stock issued under stock incentive plans	107	1	1,477	—	1,478
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,133)	—	(2,133)
Equity-based compensation expense	—	—	8,869	—	8,869
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	78,482	78,482
Balance at June 30, 2024	91,681	917	2,665,215	286,586	2,952,718
Common stock issued under stock incentive plans	76	1	1,608	—	1,609
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(765)	—	(765)
Equity-based compensation expense	—	—	9,467	—	9,467
Other	—	—	357	—	357
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	68,132	68,132
Balance at September 30, 2024	91,757	$918	$2,675,882	$354,718	$3,031,518

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Operating activities:
Net income (loss)	$230,955	$(75,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,054	96,969
Amortization of debt issuance costs	3,061	2,485
Equity-based compensation expense	27,014	23,140
Deferred income taxes	56,133	(21,655)
Legal settlements expense	—	394,181
Loss on impairment	11,459	8,694
Other	(3,988)	1,423
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(20,936)	(40,227)
Other current assets	(3,334)	(77,165)
Other assets	676	309
Accounts payable and other accrued liabilities	(404,942)	23,057
Accrued salaries and benefits	(1,841)	(3,038)
Other liabilities	8,681	17,723
Government relief funds	—	(4,442)
Net cash provided by operating activities	12,992	346,036
Investing activities:
Cash paid for acquisitions, net of cash acquired	(53,550)	(349)
Cash paid for capital expenditures	(486,891)	(285,410)
Proceeds from sale of property and equipment	10,227	633
Other	(2,935)	(1,925)
Net cash used in investing activities	(533,149)	(287,051)
Financing activities:
Borrowings on long-term debt	350,000	—
Borrowings on revolving credit facility	210,000	40,000
Principal payments on revolving credit facility	(15,000)	(35,000)
Principal payments on long-term debt	(40,968)	(15,938)
Payment of debt issuance costs	(1,518)	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(824)	(45,193)
Contributions from noncontrolling partners in joint ventures	3,500	2,538
Distributions to noncontrolling partners in joint ventures	(2,972)	(3,480)
Other	11	30
Net cash provided by (used in) financing activities	502,229	(57,043)
Net (decrease) increase in cash and cash equivalents	(17,928)	1,942
Cash and cash equivalents at beginning of the period	100,073	97,649
Cash and cash equivalents at end of the period	$82,145	$99,591
Effect of acquisitions:
Assets acquired, excluding cash	$59,235	$6,766
Liabilities assumed	(4,185)	(128)
Contingent consideration issued in connection with an acquisition	(1,500)	—
Redeemable noncontrolling interest resulting from acquisition	—	(6,289)
Cash paid for acquisitions, net of cash acquired	$53,550	$349

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Acadia Healthcare Company, Inc. (the “Company”) develops and operates acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (“U.S.”) and Puerto Rico. At September 30, 2024, the Company operated 260 behavioral healthcare facilities with approximately 11,300 beds in 38 states and Puerto Rico.

Basis of Presentation

The business of the Company is conducted through limited liability companies, partnerships and C-corporations. The Company’s condensed consolidated financial statements include the accounts of the Company and all subsidiaries controlled by the Company through its direct or indirect ownership of majority interests and exclusive rights granted to the Company as the controlling member of an entity. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Company’s financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acute inpatient psychiatric facilities	$439,788	$382,406	$1,269,593	$1,113,632
Specialty treatment facilities	155,787	158,705	450,668	462,916
Comprehensive treatment centers	134,174	129,645	400,984	368,618
Residential treatment centers	85,885	79,578	258,480	240,772
Revenue	$815,634	$750,334	$2,379,725	$2,185,938

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of operations. Bad debt expense for the three and nine months ended September 30, 2024 and 2023 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$216,050	26.5%	$212,328	28.3%	$621,702	26.1%	$625,330	28.6%
Medicare	118,022	14.5%	117,348	15.6%	339,117	14.3%	335,819	15.4%
Medicaid	454,319	55.7%	400,483	53.4%	1,343,081	56.4%	1,156,766	52.9%
Self-Pay	14,824	1.8%	15,524	2.1%	44,764	1.9%	52,026	2.4%
Other	12,419	1.5%	4,651	0.6%	31,061	1.3%	15,997	0.7%
Revenue	$815,634	100.0%	$750,334	100.0%	$2,379,725	100.0%	$2,185,938	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$68,132	$(217,710)	$222,997	$(79,396)
Denominator:
Weighted average shares outstanding for basic earnings per share	91,720	91,168	91,571	90,852
Effects of dilutive instruments	468	—	548	—
Shares used in computing diluted earnings per common share	92,188	91,168	92,119	90,852

Earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.74	$(2.39)	$2.44	$(0.87)
Diluted	$0.74	$(2.39)	$2.42	$(0.87)

Approximately 0.3 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2024, respectively, because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, approximately 0.5 million and 0.8 million, respectively, of outstanding shares of restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been included in the calculation of weighted average shares outstanding-diluted. These shares are excluded from the calculation of diluted earnings per share in the condensed consolidated statement of operations because the net loss for both the three and nine months ended September 30, 2023 causes such securities to be anti-dilutive. Approximately 0.4 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2023, respectively, because their effect would have been anti-dilutive.

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

Goodwill

The changes in goodwill during 2023 and 2024 are as follows (in thousands):

Balance at January 1, 2023	$2,222,805
Increase from acquisitions	337
Increase from contributions of redeemable noncontrolling interests	2,820
Balance at December 31, 2023	2,225,962
Increase from acquisitions	38,889
Balance at September 30, 2024	$2,264,851

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Insurance receivable – current portion	$54,096	$33,579
Prepaid expenses	50,711	36,085
Income taxes receivable	28,298	12,416
Other receivables	22,836	22,084
Workers’ compensation deposits – current portion	12,000	12,000
Assets held for sale	10,920	11,496
Inventory	5,514	5,300
Other	1,597	1,516
Other current assets	$185,972	$134,476

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$197,638	$183,347
Building and improvements	2,123,652	2,064,353
Equipment	424,361	365,826
Construction in progress	799,001	420,430
	3,544,652	3,033,956
Less: accumulated depreciation	(864,845)	(767,346)
Property and equipment, net	$2,679,807	$2,266,610

During the three months ended September 30, 2024, the Company recorded non-cash property impairment charges of $8.8 million and non-cash operating lease right-of-use asset impairment charges of $1.4 million related to certain closed facilities, which are included in loss on impairment in the condensed consolidated statements of operations. During the nine months ended September 30, 2024, the Company recorded non-cash property impairment charges of $9.8 million and non-cash operating lease right-of-use asset impairment charges of $1.4 million related to certain closed facilities, which are included in loss on impairment in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, the Company recorded non-cash property impairment charges of $2.0 million and non-cash operating lease right-of-use asset impairment charges of $2.0 million related to the closure of certain facilities, which are included in loss on impairment in the condensed consolidated statements of operations.

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $10.9 million and $11.5 million at September 30, 2024 and December 31, 2023, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	Gross Carrying Amount		Accumulated Amortization
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Intangible assets subject to amortization:
Non-compete agreements	$1,131	$1,131	$(1,131)	$(1,131)

Intangible assets not subject to amortization:
Licenses and accreditations	11,740	11,681	—	—
Trade names	42,589	42,588	—	—
Certificates of need	18,810	19,009	—	—
	73,139	73,278	—	—
Total	$74,270	$74,409	$(1,131)	$(1,131)

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization. During the three and nine months ended September 30, 2024 and 2023, the Company recorded non-cash indefinite-lived intangible asset impairment charges of $0.3 million, $0.0 million, $0.3 million and $4.7 million, respectively, related to the closure of certain facilities, which is included in loss on impairment in the condensed consolidated statements of operations.

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

The Company has participated in certain relief programs offered through the CARES Act, including receipt of funds relating to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the third quarter of 2023, the Company recorded $4.4 million of income from provider relief fund related to ARP funds received. During the fourth quarter of 2023, the Company recorded $2.0 million of income from provider relief fund related to ARP funds received and repaid the remaining balance of ARP funds to eliminate the liability.

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

10.
Commitments and Contingencies

Professional and General Liability

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $7.0 million per claim and $10.0 million for certain other claims through August 31, 2024 and $10.0 million per claim, $15.0 million per claim for certain other claims and $25.0 million for certain batched claims thereafter. The Company has obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $78.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2024 and $80.0 million or $75.0 million in the aggregate for certain other claims thereafter. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

Legal Proceedings

The Company operates in a highly regulated and litigious industry and is therefore, from time to time, subject to various claims, lawsuits, regulatory actions and other legal proceedings, including claims for personal injuries, medical malpractice, overpayments, breach of contract and securities law violations, as well as tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit requests and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations, substantial monetary penalties and fines, the imposition of a corporate integrity agreement, exclusion from participation in governmental health programs, negative publicity and, in certain cases, criminal penalties. In addition, the False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse by a foster parent, Clarence Garcia, that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance: Dorsey, as Guardian ad Litem of M.R. v. Clarence Garcia, et al. (the “M.R. case”), and Higgins, as Guardian ad Litem of J.H. v. Clarence Garcia, et al (the “J.H. case”). While the plaintiffs in those two cases had claims pending against FamilyWorks, and FamilyWorks had raised claims or potential claims against the Company, the parties in each of those cases finalized settlements that resolved all claims between FamilyWorks and the Company. The District Court approved the settlement in the J.H. case on June 10, 2024 and the settlement in the M.R. case on August 12, 2024.

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

On October 16, 2024, a putative class action complaint was filed against the Company and certain former and current officers in the lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 28, 2020 and September 26, 2024, and alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 21, 2024, an amended putative class action complaint was filed, asserting the same claims but expanding the proposed class period to October 18, 2024.

On October 29, 2024, a putative class action complaint was filed against the Company and certain former and current officers in the lawsuit styled Dyar v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01300, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 28, 2020 and October 18, 2024, and alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

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

Government Investigations

In the fall of 2017, the Office of Inspector General (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities (collectively, the “2017 OIG/DOJ Investigation”) focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. On September 23, 2024, the Company entered into a settlement agreement with the federal government (the “2017 OIG/DOJ Settlement Agreement”), which fully resolved the 2017 OIG/DOJ Investigation with no admission of liability or wrongdoing by the Company. Pursuant to the 2017 OIG/DOJ Settlement Agreement, the Company agreed to pay $19.9 million in exchange for the release and discharge of any civil or administrative monetary claim arising from the 2017 OIG/DOJ Investigation. On October 1, 2024, pursuant to the terms of the 2017 OIG/DOJ Settlement Agreement, the Company paid an aggregate amount of $16.7 million, plus interest, to the federal government. The Company expects to pay $3.2 million, plus interest, representing the balance of the settlement amount owed to four states that participated in the 2017 OIG/DOJ Investigation, in the coming months, in accordance with the terms of the 2017 OIG/DOJ Settlement Agreement. Prior to entering into the 2017 OIG/DOJ Settlement Agreement, the Company recorded $19.9 million within other accrued liabilities on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively, in respect of the anticipated financial impact of resolving the 2017 OIG/DOJ Investigation.

In September 2024, the Company received a voluntary request for information from the United States Attorney’s Office for the Southern District of New York (the “SDNY”), as well as a grand jury subpoena from the United States District Court for the Western District of Missouri (the “W.D.Mo.”), related to, among other things, its admissions, length of stay and billing practices. In addition, Lakeland Hospital Acquisition, LLC, a subsidiary of the Company, also received a grand jury subpoena from the W.D.Mo. on the same day regarding similar subject matter. Later that month, the SDNY withdrew its request, and the investigations are now being led by attorneys from the Criminal Division of the U.S. Department of Justice (the “DOJ Criminal Division”) who issued the original subpoenas from the W.D.Mo. In October 2024, the DOJ Criminal Division withdrew its subpoenas and is permitting the Company to produce documents and information on a voluntary basis. The DOJ Criminal Division is leading and coordinating the efforts from a number of federal agencies and departments investigating such issues, any of which might later make their own requests for information. The Company has also received a subpoena from the SEC requesting similar information. There could be additional requests made related to other facilities of the Company, including from state or local government entities. The Company is conducting a comprehensive internal investigation using external advisors and is fully cooperating with authorities. At this time, the Company cannot speculate on whether the outcome of these investigations will have any impact on its business or operations.

Certain members of the United States Congress have requested, and such members or other members may in the future request, information from or about the Company related to, among other things, the Company’s admissions, length of stay and billing practices. The Company intends to cooperate with any such request. At this time, the Company cannot speculate on the outcome or duration of any such inquiries.

11.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses	$85,652	$80,733
Insurance liability – current portion	41,986	12,486
Accrued interest	17,598	18,046
Accrued property taxes	10,358	7,097
Contract liabilities	1,691	2,165
Finance lease liabilities	1,081	990
Accrued Desert Hills settlement	—	393,696
Cost report payable	—	9,265
Other	9,416	7,783
Other accrued liabilities	$167,782	$532,261

12.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Credit Facility:
Term Loan A	$686,220	$377,188
Revolving Line of Credit	275,000	80,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(9,701)	(10,421)
	1,876,519	1,371,767
Less: current portion	(71,694)	(29,219)
Long-term debt	$1,804,825	$1,342,548

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

On January 18, 2024, the Company entered into Amendment No. 2 to the Credit Facility (the “Second Amendment”), which provides for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for each quarter ending from December 31, 2024 to March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At September 30, 2024, the Company was in compliance with all financial covenants.

During the nine months ended September 30, 2024, the Company borrowed $210.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the nine months ended September 30, 2023, the Company borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. The Company had $321.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by its workers’ compensation insurance program at September 30, 2024.

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

13.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2024, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 14 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2023	$88,257
Contributions from noncontrolling partners in joint ventures	16,530
Net income attributable to noncontrolling interests	6,006
Distributions to noncontrolling partners in joint ventures	(5,107)
Balance at December 31, 2023	105,686
Contributions from noncontrolling partners in joint ventures	3,849
Net income attributable to noncontrolling interests	7,958
Distributions to noncontrolling partners in joint ventures	(2,972)
Balance at September 30, 2024	$114,521

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

At September 30, 2024, the Company operated ten facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day-to-day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at September 30, 2024 and December 31, 2023 include total assets of variable interest entities of $816.5 million and $597.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at September 30, 2024 and December 31, 2023 include total liabilities of variable interest entities of $33.0 million and $27.0 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$82,473	$55,149
Accounts receivable, net	41,536	34,910
Other current assets	7,545	2,193
Total current assets	131,554	92,252
Property and equipment, net	614,281	438,965
Goodwill	42,384	42,384
Intangible assets, net	18,342	18,295
Operating lease right-of-use assets	9,895	5,948
Total assets	$816,456	$597,844

Accounts payable	$9,700	$8,235
Accrued salaries and benefits	8,615	9,909
Current portion of operating lease liabilities	593	273
Other accrued liabilities	4,151	2,385
Total current liabilities	23,059	20,802
Operating lease liabilities	9,900	6,160
Total liabilities	$32,959	$26,962

15.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2024, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 2,095,494 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the most recent closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $9.5 million and $8.2 million in equity-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, and $27.0 million and $23.1 million for the nine months ended September 30, 2024 and 2023, respectively. Stock compensation expense for the nine months ended September 30, 2024 and 2023 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At September 30, 2024, there was $80.3 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years.

The Company recognized a deferred income tax benefit of $2.6 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $7.3 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2023 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	979,277	$46.27
Options granted	296,340	78.94
Options exercised	(198,527)	41.29
Options cancelled	(140,545)	55.95
Options outstanding at December 31, 2023	936,545	56.21
Options granted	4,000	75.30
Options exercised	(158,120)	45.46
Options cancelled	(73,698)	67.12
Options outstanding at September 30, 2024	708,727	$57.58	6.61	$7,848
Options exercisable at September 30, 2024	392,054	$48.71	5.57	$6,685

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the nine months ended September 30, 2024 and year ended December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average grant-date fair value of options	$27.24	$30.99
Risk-free interest rate	4.4%	4.2%
Expected volatility	33%	37%
Expected life (in years)	4.8	5.0

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

Other Stock-Based Awards

Restricted stock unit activity during 2023 and 2024 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,045,202	$54.89
Granted	587,239	76.32
Cancelled	(198,740)	57.21
Vested	(403,223)	50.48
Unvested at December 31, 2023	1,030,478	$68.38
Granted	535,697	75.89
Cancelled	(110,380)	72.23
Vested	(342,259)	62.76
Unvested at September 30, 2024	1,113,536	$73.34

Performance stock unit activity during 2023 and 2024 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	407,825	17.69
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at December 31, 2023	336,031	$69.35
Granted	78,955	68.04
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at September 30, 2024	291,518	$71.47

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

16.
Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Legal, accounting and other acquisition-related costs	$6,041	$4,196	$15,365	$6,761
Management transition costs	1,490	3,615	3,085	14,590
Termination and restructuring costs	718	3,436	(1,263)	5,441
	$8,249	$11,247	$17,187	$26,792

17.
Income Taxes

The provision for income taxes for the three months ended September 30, 2024 and 2023 reflects effective tax rates of 27.6% and 25.0%, respectively, and 24.0% and 28.4% for the nine months ended September 30, 2024 and 2023, respectively.

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

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Credit Facility	$959,384	$455,880	$959,384	$455,880
5.500% Senior Notes due 2028	$446,208	$445,539	$435,053	$436,628
5.000% Senior Notes due 2029	$470,927	$470,348	$448,558	$451,534

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
•
the impact of internal or governmental investigations, regulatory actions and whistleblower lawsuits;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At September 30, 2024, we operated 260 behavioral healthcare facilities with approximately 11,300 beds in 38 states and Puerto Rico. During the nine months ended September 30, 2024, we added 275 beds, consisting of 67 beds to existing facilities and 208 beds added through the opening of four wholly-owned facilities.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$815,634	100.0%	$750,334	100.0%	$2,379,725	100.0%	$2,185,938	100.0%
Salaries, wages and benefits	428,147	52.5%	394,150	52.5%	1,265,427	53.2%	1,171,960	53.6%
Professional fees	48,498	5.9%	45,540	6.1%	142,236	6.0%	130,468	6.0%
Supplies	29,623	3.6%	27,147	3.6%	84,153	3.5%	79,312	3.6%
Rents and leases	12,389	1.5%	11,731	1.6%	36,141	1.5%	34,880	1.6%
Other operating expenses	112,137	13.8%	104,048	13.9%	322,900	13.6%	290,798	13.3%
Income from provider relief fund	—	0.0%	(4,442)	-0.6%	—	0.0%	(4,442)	-0.2%
Depreciation and amortization	37,641	4.6%	33,388	4.4%	110,054	4.6%	96,969	4.4%
Interest expense	29,924	3.7%	20,742	2.8%	86,297	3.6%	61,651	2.8%
Legal settlements expense	—	0.0%	394,181	52.5%	—	0.0%	394,181	18.0%
Loss on impairment	10,459	1.3%	—	0.0%	11,459	0.5%	8,694	0.4%
Transaction, legal and other costs	8,249	1.0%	11,247	1.5%	17,187	0.7%	26,792	1.2%
Total expenses	717,067	87.9%	1,037,732	138.3%	2,075,854	87.2%	2,291,263	104.7%
Income (loss) before income taxes	98,567	12.1%	(287,398)	-38.3%	303,871	12.8%	(105,325)	-4.7%
Provision for (benefit from) income taxes	27,199	3.3%	(71,873)	-9.6%	72,916	3.1%	(29,907)	-1.3%
Net income (loss)	71,368	8.8%	(215,525)	-28.7%	230,955	9.7%	(75,418)	-3.5%
Net income attributable to noncontrolling interests	(3,236)	-0.4%	(2,185)	-0.3%	(7,958)	-0.3%	(3,978)	-0.2%
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$68,132	8.4%	$(217,710)	-29.0%	$222,997	9.4%	$(79,396)	-3.6%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 8.7% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Similar with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation recently compared to long-term historical averages, we have seen stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 38 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and nine months ended September 30, 2024 compared to the same periods in 2023:

	Three Months Ended	Nine Months Ended
Same Facility Results (a)
Revenue growth	8.6%	8.7%
Patient days growth	4.7%	3.2%
Admissions growth	2.0%	0.3%
Average length of stay change (b)	2.7%	2.8%
Revenue per patient day growth	3.6%	5.3%
Adjusted EBITDA margin change (c)	40 bps	50 bps

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.
(c)
Adjusted EBITDA is defined as income before provision for income taxes, equity-based compensation expense, loss on impairment, transaction, legal and other costs, interest expense, legal settlement expense and depreciation and amortization. Management uses Adjusted EBITDA as an analytical indicator to measure performance and to develop strategic objectives and operating plans. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenue. Revenue increased $65.3 million, or 8.7%, to $815.6 million for the three months ended September 30, 2024 from $750.3 million for the three months ended September 30, 2023. Same facility revenue increased $63.2 million, or 8.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, resulting from an increase in same facility revenue per day of 3.6% and same facility growth in patient days of 4.7%. Consistent with same facility revenue growth in 2023, the growth in same facility patient days for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $428.1 million for the three months ended September 30, 2024 compared to $394.2 million for the three months ended September 30, 2023, an increase of $33.9 million. SWB expense included $9.5 million and $8.2 million of equity-based compensation expense for the three months ended September 30, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $418.6 million, or 51.3% of revenue, for the three months ended September 30, 2024, compared to $386.0 million, or 51.4% of revenue, for the three months ended September 30, 2023. Same facility SWB expense was $377.7 million for the three months ended September 30, 2024, or 47.1% of revenue, compared to $352.4 million for the three months ended September 30, 2023, or 47.7% of revenue.

Professional fees. Professional fees were $48.5 million for the three months ended September 30, 2024, or 5.9% of revenue, compared to $45.5 million for the three months ended September 30, 2023, or 6.1% of revenue. Same facility professional fees were $42.8 million for the three months ended September 30, 2024, or 5.3% of revenue, compared to $40.4 million for the three months ended September 30, 2023, or 5.5% of revenue.

Supplies. Supplies expense was $29.6 million for the three months ended September 30, 2024, or 3.6% of revenue, compared to $27.1 million for the three months ended September 30, 2023, or 3.6% of revenue. Same facility supplies expense was $28.9 million for the three months ended September 30, 2024, or 3.6% of revenue, compared to $26.4 million for the three months ended September 30, 2023, or 3.6% of revenue.

Rents and leases. Rents and leases were $12.4 million for the three months ended September 30, 2024, or 1.5% of revenue, compared to $11.7 million for the three months ended September 30, 2023, or 1.6% of revenue. Same facility rents and leases were $10.9 million for the three months ended September 30, 2024, or 1.4% of revenue, compared to $10.6 million for the three months ended September 30, 2023, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $112.1 million for the three months ended September 30, 2024, or 13.8% of revenue, compared to $104.0 million for the three months ended September 30, 2023, or 13.9% of revenue. Same facility other operating expenses were 103.6 million for the three months ended September 30, 2024, or 12.9% of revenue, compared to $97.1 million for the three months ended September 30, 2023, or 13.1% of revenue.

Income from provider relief fund. For the three months ended September 30, 2023, we recorded $4.4 million in income from provider relief fund related to ARP funds received in 2022.

Depreciation and amortization. Depreciation and amortization expense was $37.6 million for the three months ended September 30, 2024, or 4.6% of revenue, compared to $33.4 million for the three months ended September 30, 2023, or 4.4% of revenue.

Interest expense. Interest expense was $29.9 million for the three months ended September 30, 2024 compared to $20.7 million for the three months ended September 30, 2023. The increase in interest expense was primarily the result of borrowings under the Credit Facility during 2024.

Legal settlements expense. Legal settlements expense for the three months ended September 30, 2023 was $394.2 million associated with the Desert Hills Litigation.

Loss on impairment. During the third quarter of 2024, we recorded non-cash property impairment charges totaling $10.5 million related to certain closed facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $0.3 million, property impairment of $8.8 million and operating lease right-of-use asset impairment of $1.4 million.

Transaction, legal and other costs. Transaction, legal and other costs were $8.2 million for the three months ended September 30, 2024, compared to $11.2 million for the three months ended September 30, 2023. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended September 30,
	2024	2023
Legal, accounting and other acquisition-related costs	$6,041	$4,196
Management transition costs	1,490	3,615
Termination and restructuring costs	718	3,436
	$8,249	$11,247

Provision for (benefit from) income taxes. For the three months ended September 30, 2024, the provision for income taxes was $27.2 million, reflecting an effective tax rate of 27.6%, compared to a benefit from income taxes of $(71.9) million, reflecting an effective tax rate of 25.0%, for the three months ended September 30, 2023.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenue. Revenue increased $193.8 million, or 8.9%, to $2,379.7 million for the nine months ended September 30, 2024 from $2,185.9 million for the nine months ended September 30, 2023. Same facility revenue increased $186.5 million, or 8.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, resulting from an increase in same facility revenue per day of 5.3% and same facility growth in patient days of 3.2%. Consistent with same facility revenue growth in 2023, the growth in same facility patient days for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,265.4 million for the nine months ended September 30, 2024 compared to $1,172.0 million for the nine months ended September 30, 2023, an increase of $93.5 million. SWB expense included $27.0 million and $23.1 million of equity-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $1,238.4 million, or 52.0% of revenue, for the nine months ended September 30, 2024, compared to $1,148.8 million, or 52.6% of revenue, for the nine months ended September 30, 2023. Same facility SWB expense was $1,113.3 million for the nine months ended September 30, 2024, or 47.7% of revenue, compared to $1,037.4 million for the nine months ended September 30, 2023, or 48.3% of revenue.

Professional fees. Professional fees were $142.2 million for the nine months ended September 30, 2024, or 6.0% of revenue, compared to $130.5 million for the nine months ended September 30, 2023, or 6.0% of revenue. Same facility professional fees were $123.8 million for the nine months ended September 30, 2024, or 5.3% of revenue, compared to $117.0 million for the nine months ended September 30, 2023, or 5.4% of revenue.

Supplies. Supplies expense was $84.2 million for the nine months ended September 30, 2024, or 3.5% of revenue, compared to $79.3 million for the nine months ended September 30, 2023, or 3.6% of revenue. Same facility supplies expense was $82.0 million for the nine months ended September 30, 2024, or 3.5% of revenue, compared to $77.2 million for the nine months ended September 30, 2023, or 3.6% of revenue.

Rents and leases. Rents and leases were $36.1 million for the nine months ended September 30, 2024, or 1.5% of revenue, compared to $34.9 million for the nine months ended September 30, 2023, or 1.6% of revenue. Same facility rents and leases were $32.4 million for the nine months ended September 30, 2024, or 1.4% of revenue, compared to $31.7 million for the nine months ended September 30, 2023, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $322.9 million for the nine months ended September 30, 2024, or 13.6% of revenue, compared to $290.8 million for the nine months ended September 30, 2023, or 13.3% of revenue. Same facility other operating expenses were $298.6 million for the nine months ended September 30, 2024, or 12.8% of revenue, compared to $270.4 million for the nine months ended September 30, 2023, or 12.6% of revenue.

Income from provider relief fund. For the nine months ended September 30, 2023, we recorded $4.4 million in income from provider relief fund related to ARP funds received in 2022.

Depreciation and amortization. Depreciation and amortization expense was $110.1 million for the nine months ended September 30, 2024, or 4.6% of revenue, compared to $97.0 million for the nine months ended September 30, 2023, or 4.4% of revenue.

Interest expense. Interest expense was $86.3 million for the nine months ended September 30, 2024 compared to $61.7 million for the nine months ended September 30, 2023. The increase in interest expense was primarily the result of borrowings under the Credit Facility during 2024.

Legal settlements expense. Legal settlements expense for the nine months ended September 30, 2023 was $394.2 million associated with the Desert Hills Litigation.

Loss on impairment. During the nine months ended September 30, 2024, we recorded non-cash property impairment charges totaling $11.5 million related to certain closed facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $0.3 million, property impairment of $9.8 million and operating lease right-of-use asset impairment of $1.4 million. During the nine months ended September 30, 2023, we recorded non-cash impairment charges totaling $8.7 million related to the closure of certain facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $4.7 million, property impairment of $2.0 million and operating lease right-of-use asset impairment of $2.0 million.

Transaction, legal and other costs. Transaction, legal and other costs were $17.2 million for the nine months ended September 30, 2024, compared to $26.8 million for the nine months ended September 30, 2023. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Nine Months Ended September 30,
	2024	2023
Legal, accounting and other acquisition-related costs	$15,365	$6,761
Management transition costs	3,085	14,590
Termination and restructuring costs	(1,263)	5,441
	$17,187	$26,792

Provision for (benefit from) income taxes. For the nine months ended September 30, 2024, the provision for income taxes was $72.9 million, reflecting an effective tax rate of 24.0%, compared to a benefit from income taxes of $(29.9) million, reflecting an effective tax rate of 28.4%, for the nine months ended September 30, 2023.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$216,050	26.5%	$212,328	28.3%	$621,702	26.1%	$625,330	28.6%
Medicare	118,022	14.5%	117,348	15.6%	339,117	14.3%	335,819	15.4%
Medicaid	454,319	55.7%	400,483	53.4%	1,343,081	56.4%	1,156,766	52.9%
Self-Pay	14,824	1.8%	15,524	2.1%	44,764	1.9%	52,026	2.4%
Other	12,419	1.5%	4,651	0.6%	31,061	1.3%	15,997	0.7%
Revenue	$815,634	100.0%	$750,334	100.0%	$2,379,725	100.0%	$2,185,938	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2024 and December 31, 2023:

September 30, 2024

	Current	30-90	90-150	>150	Total
Commercial	18.2%	4.2%	2.4%	8.6%	33.4%
Medicare	9.4%	1.5%	0.5%	1.1%	12.5%
Medicaid	35.1%	4.9%	2.4%	4.5%	46.9%
Self-Pay	1.3%	1.8%	1.5%	2.6%	7.2%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	64.0%	12.4%	6.8%	16.8%	100.0%

December 31, 2023

	Current	30-90	90-150	>150	Total
Commercial	17.3%	5.4%	3.1%	9.5%	35.3%
Medicare	9.3%	1.4%	0.5%	1.1%	12.3%
Medicaid	33.4%	5.4%	2.5%	4.7%	46.0%
Self-Pay	1.4%	1.3%	1.2%	2.5%	6.4%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.5%	7.3%	17.8%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2024 was $13.0 million compared to $346.0 million for the nine months ended September 30, 2023. Days sales outstanding at September 30, 2024 was 43 days compared to 45 days at December 31, 2023.

Cash used in investing activities for the nine months ended September 30, 2024 was $533.1 million compared to $287.1 million for the nine months ended September 30, 2023. Cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $486.9 million of cash paid for capital expenditures, $53.6 million of cash paid for acquisitions and $2.9 million of other, offset by $10.2 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2024 was $486.9 million, consisting of routine or maintenance capital expenditures of $71.3 million and expansion capital expenditures of $415.6 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $285.4 million of cash paid for capital expenditures, $1.9 million of other and $0.3 million of cash paid for acquisitions, net of cash acquired, offset by $0.6 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2023 was $285.4 million, consisting of routine or maintenance capital expenditures of $73.9 million and expansion capital expenditures of $211.5 million.

Cash provided by financing activities for the nine months ended September 30, 2024 was $502.2 million compared to cash used in financing activities of $57.0 million for the nine months ended September 30, 2023. Cash provided by financing activities for the nine months ended September 30, 2024 consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $210.0 million and contributions from noncontrolling partners in joint ventures of $3.5 million, offset by principal payments on long-term debt of $41.0 million, principal payments on revolving credit facility of $15.0 million, distributions to noncontrolling partners in joint ventures of $3.0 million, payment of debt issuance costs of $1.5 million and repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $0.8 million. Cash used in financing activities for the nine months ended September 30, 2023 consisted of repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $45.2 million, principal payments on revolving credit facility of $35.0 million, principal payments on long-term debt of $15.9 million and distributions to noncontrolling partners in joint ventures of $3.5 million, offset by borrowings on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $2.5 million.

We had total available cash and cash equivalents of $82.1 million and $100.1 million at September 30, 2024 and December 31, 2023, respectively, of which approximately $5.9 million and $11.3 million, respectively, was held by our foreign subsidiaries. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 10 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with the Cases. The settlement agreements were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by us. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted in the Cases or that may be asserted in the future by the plaintiffs in the Cases.

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

On January 18, 2024, we entered into the Second Amendment, which provides for the incurrence of $350.0 million of Incremental Term Loans. Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for each quarter ending from December 31, 2024 to March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a consolidated total net leverage ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and an interest coverage ratio of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At September 30, 2024, we were in compliance with all financial covenants.

During the nine months ended September 30, 2024, we borrowed $210.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the nine months ended September 30, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. We had $321.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by our workers’ compensation insurance program at September 30, 2024.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at September 30, 2024 and December 31, 2023, and for the nine months ended September 30, 2024.

Summarized balance sheet information (in thousands):

	September 30, 2024	December 31, 2023
Current assets	$463,883	$442,813
Property and equipment, net	1,769,863	1,656,941
Goodwill	2,144,452	2,105,563
Total noncurrent assets	4,197,096	4,043,891

Current liabilities	533,514	827,648
Long-term debt	1,804,825	1,342,548
Total noncurrent liabilities	2,035,032	1,503,345
Redeemable noncontrolling interests	—	—
Total equity	2,092,433	2,155,711

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2024
Revenue	$2,009,568
Income before income taxes	244,772
Net income	214,374
Net income attributable to Acadia Healthcare Company, Inc.	214,374

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2024 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$180,075	$1,005,285	$516,063	$492,813	$2,194,236
Operating lease liabilities (b)	34,267	48,161	30,653	62,961	176,042
Finance lease liabilities	1,081	2,178	2,178	19,916	25,353
Total obligations and commitments	$215,423	$1,055,624	$548,894	$575,690	$2,395,631

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2024.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at September 30, 2024 from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2024 was composed of $917.1 million of fixed-rate debt and $959.4 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at September 30, 2024, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $9.6 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated herein by reference. The risks described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

We are and in the future could become the subject of additional governmental investigations, regulatory actions, whistleblower lawsuits and other legal proceedings.

Healthcare companies in the U.S. may be subject to investigations by various governmental agencies. Certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies. See Note 10 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for additional information about pending investigations. These investigations can result in repayment obligations, substantial monetary penalties and fines, the imposition of a corporate integrity agreement, exclusion from participation in governmental health programs, negative publicity and, in certain cases, criminal penalties. Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings, as well as defending ourselves in and resolving such matters, has caused and will continue to cause us to incur significant costs, including legal expense and the diversion of management resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, governmental investigations, regulatory actions and other legal proceedings could result in us becoming the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation.

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

Other than as described in Note 10 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 30	9,930	$67.85	—	—
August 1 - August 30	1,824	74.87	—	—
September 1 - September 30	3,489	63.28	—	—
Total	15,243

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

Dated: October 30, 2024