Form 10-K
period 2024-12-31
Acadia Healthcare Company, Inc.
filed 2025-02-27
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $6.1 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $67.54 per share.

As of February 27, 2025, there were 92,913,042 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be held on May 29, 2025 are incorporated by reference into Part III of this Form 10-K.

ACADIA HEALTHCARE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct or indirect subsidiaries own and operate behavioral healthcare facilities and conduct healthcare and management operations. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “Acadia employees” or to “our employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

Item 1. Business.

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At December 31, 2024, we operated 262 behavioral healthcare facilities with approximately 11,850 beds in 39 states and Puerto Rico. During the year ended December 31, 2024, we added 776 beds, consisting of 312 added to existing facilities and 464 added through the opening of four wholly-owned facilities and one joint venture facility, and we opened nine comprehensive treatment centers (“CTCs”).

We are the leading publicly traded pure-play provider of behavioral healthcare services in the United States (the “U.S.”). Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count through acquisitions, wholly-owned de novo facilities, joint ventures and bed additions in existing facilities.

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 6100 Tower Circle, Suite 1000, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Acquisitions

On February 22, 2024, we acquired substantially all of the assets of Turning Point Centers (“Turning Point”), a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services.

On November 7, 2022, we acquired four CTCs located in Georgia from Brand New Start Treatment Centers (“Brand New Start”).

Financing Transactions

On March 17, 2021, we entered into a credit agreement (as amended, the “Credit Facility”), which provided for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million (as increased by the Incremental Term Loans (as defined below), the “Term Loan Facility”), each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit . See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about the Credit Facility.

On March 30, 2023, we entered into Amendment No. 1 to the Credit Facility (the “First Amendment”), which replaced the London Interbank Offered Rate (“LIBOR”) as the reference rate applicable to borrowings under the Credit Facility with the Secured Overnight Financing Rate as determined for a term of, at our option, one, three or six months, plus an adjustment of 0.10% (“Adjusted Term SOFR”).

On January 18, 2024, we entered into Amendment No. 2 to the Credit Facility (the “Second Amendment”), which provided for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility.

During the year ended December 31, 2024, we borrowed $305.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding.

During the year ended December 31, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding.

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Premier executive management team with track record of success. Our executive management team has over 225 combined years of experience in the healthcare industry. The extensive national experience and operational expertise of our management team give us what management believes to be the premier leadership team in the behavioral healthcare industry. Our management team strives to use its years of experience operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Legislative and favorable industry trends. According to a 2023 survey by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) of the U.S. Department of Health and Human Services (the “HHS”), mental illness and substance use disorder prevalence continues to represent more than one in five U.S. adults. In 2023, 58.7 million adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 14.6 million suffered from a serious mental illness. Further, 6.8 million adults had co-occurring serious mental illness and substance use disorder in 2023. Approximately 54.2 million people aged 12 or older in 2023 needed substance use treatment in the past year, but only 12.8 million of those received substance use treatment. According to a 2023 study by the Centers for Disease Control and Prevention (“CDC”), youth mental health continues to reach all-time highs, and nearly all indicators of poor mental health and suicidal thoughts and behaviors worsened from 2013 to 2023. In 2023, 40% of high school students reported persistent feelings of sadness or hopelessness, compared to 30% in 2013. Further, in 2023, 20% of high school students seriously considered attempting suicide and 9% of high school students attempted suicide one or more times. Management believes the market for behavioral healthcare services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, evolving healthcare legislation in the U.S. has increased, and is expected to further increase, access to industry services as more people obtain insurance coverage. A key aspect of reform legislation was the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral healthcare and addiction benefits to provide such coverage to the same extent as other medical conditions. On December 13, 2016, President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral healthcare and substance abuse disorders and contains measures intended to strengthen the MHPAEA. On October 21, 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands Medicare coverage to include Opioid Treatment Programs for services provided on or after January 2, 2020. It also includes Individuals in Medicaid Deserve Care that is Appropriate and Responsible in its Execution Act, which suspends the current prohibition on using federal Medicaid funds to pay for substance use disorder treatment at inpatient treatment facilities with more than 16 beds and limits beneficiaries to no more than 30 days of inpatient treatment per 12-month period.

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

Diversified revenue and payor bases. At December 31, 2024, we operated 262 behavioral healthcare facilities in 39 states and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2024, we received 56.5% of our revenue from Medicaid, 26.0% from commercial payors, 14.2% from Medicare and 3.3% from other payors. As we receive Medicaid payments from 45 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 4% of revenue for the year ended December 31, 2024, and no state or U.S. territory accounted for more than 14% of revenue for the year ended December 31, 2024. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Strong financial position to execute our strategy. Management believes we continue to be in a strong position for investments in our facilities, expansion into new and existing markets and enhancement of our capabilities and infrastructure. We generate strong returns by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2024, our maintenance capital expenditures amounted to approximately 3% of our revenue.

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

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. We added 312 beds to existing facilities during the year ended December 31, 2024.

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

Fuel facility growth through accelerated joint venture partnerships and de novo builds and pursuing programmatic mergers and acquisitions. We are a leading provider of behavioral healthcare services in the U.S. The behavioral healthcare industry in the U.S. is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities, entering into partnerships with healthcare providers to develop additional facilities and developing wholly-owned de novo facilities in attractive markets. We have a number of potential acquisitions, joint ventures and wholly-owned de novo facilities in various stages of development and consideration.

During the year ended December 31, 2024, we added 464 beds through the opening of four wholly-owned facilities and one joint venture facility, and we opened nine CTCs.

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

Operations

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; CTCs; and residential treatment centers. Outpatient programs associated with our facilities are included within each respective service line. The table below presents the percentage of our total revenue attributed to each category for the year ended December 31, 2024:

Facility/Service	Revenue for the Year Ended December 31, 2024
Acute inpatient psychiatric facilities	53%
Specialty treatment facilities	19%
Comprehensive treatment centers	17%
Residential treatment centers	11%

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. For the year ended December 31, 2024, we received 56.5% of our revenue from Medicaid, 26.0% from commercial payors, 14.2% from Medicare and 3.3% from other payors.

At December 31, 2024, we operated 262 behavioral healthcare facilities with approximately 11,850 beds in 39 states and Puerto Rico. Of our facilities, excluding CTCs, approximately 56% are acute inpatient psychiatric facilities, approximately 35% are specialty treatment facilities and approximately 9% are residential treatment centers at December 31, 2024. We operate 163 CTCs, 21 of which are owned properties and 142 of which are leased properties. Of our facilities that are not CTCs, 91% of our beds are at owned properties and 9% are at leased properties. For the years ended December 31, 2024 and 2023, our operations generated revenue of $3,154.0 million and $2,928.7 million, respectively.

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

Comprehensive Treatment Centers

Our CTCs specialize in providing medication-assisted treatment in an outpatient setting. Medication-assisted treatment combines behavioral therapy and medication to treat substance use disorders. CTCs primarily utilize medication-assisted treatment to individuals addicted to opiates such as opioid analgesics (prescription pain medications). Our professional staff can provide a broad range of patient services, including personalized treatment plans, medication management, medication dispensing, individual therapy, group therapy, peer support, vocational training and social support services. Medication is used to normalize brain chemistry to block the euphoric effects of opioids allowing our professional staff to provide behavioral therapy. The length of treatment differs from patient to patient, but typically lasts longer than one year.

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

Sources of Revenue

As of December 31, 2024, we received payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS and other programs; and (iv) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue and Accounts Receivable” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

Regulation

The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare program participation requirements, various licensure and accreditation standards, reimbursement for patient services from government healthcare programs and private payors, health information privacy and security rules, and government healthcare program fraud and abuse provisions. Providers that are found to have violated any of these laws and regulations may be suspended, terminated or excluded from participating in government healthcare programs, subjected to loss or limitation of licenses to operate, subjected to significant fines or penalties, subjected to corporate integrity agreements, deferred prosecution agreements, or other agreements that could subject providers to ongoing compliance obligations, and/or required to repay amounts received from the government for previously billed patient services.

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

One section of the SUPPORT Act, the Eliminating Kickbacks in Recovery Act (“EKRA”), makes it a federal crime to knowingly and willfully: (1) solicit or receive any remuneration in return for referring a patient to a recovery home, clinical treatment facility or laboratory; or (2) pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statute, EKRA is not limited to services reimbursable under a government healthcare program. EKRA also contains exceptions similar to the Anti-Kickback Statute safe harbors, but those exceptions are narrower than the Anti-Kickback Statute safe harbors such that practices that would be permissible under the Anti-Kickback Statute may violate EKRA.

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

Violations of the False Claims Act are punishable by significant penalties totaling $14,308 to $28,619 for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the False Claims Act, private parties may bring actions under the False Claims Act on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program.

In addition to the False Claims Act, the federal government may use several criminal laws, such as the federal mail fraud, wire fraud or healthcare fraud statutes, to prosecute the submission of false or fraudulent claims for payment to the federal government. A determination that activities resulted in the submission of false claims could result in monetary liability, prison sentences, and/or exclusion from participation in any healthcare program funded in whole or in part by the U.S. government, including Medicare, Medicaid and TRICARE, as well as state healthcare programs. Any allegations or findings that we have violated the False Claims Act and criminal laws could have a material adverse impact on our reputation, business, results of operations, and financial condition.

Most states have also adopted generally applicable insurance fraud statutes and regulations that prohibit healthcare providers from submitting inaccurate, incorrect or misleading claims to private insurance companies. Management believes our healthcare facilities have implemented appropriate safeguards and procedures to complete claim forms and requests for payment in an accurate manner and to operate in compliance with applicable laws. However, the possibility of billing or other errors can never be completely eliminated, and we cannot guarantee that the government or a qui tam plaintiff, upon audit or review, would not take the position that billing, the quality of patient care or other deficiencies or errors, should they occur, are violations of the False Claims Act or other criminal laws.

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

Moreover, in response to the increasing number of cyberattacks targeting the healthcare sector, the HHS issued a Notice of Proposed Rulemaking on January 6, 2025, aimed at enhancing HIPAA security regulations. Should these proposed regulatory changes be enacted, our facilities will need to comply with the new security standards, potentially incurring significant costs associated with compliance.

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

CARES Act and Other Regulatory Matters

As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the U.S. government announced it would offer $100 billion of relief to eligible healthcare providers. We account for government grants by analogizing to the grant model in accordance with International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, have recognized income from grants in line with the recognition of expenses or the loss of revenues for which the grants are intended to compensate. We recognize grants once both of the following conditions are met: (i) we are able to comply with the relevant terms and conditions of the grant and (ii) the grant will be received.

We have participated in certain relief programs offered through the CARES Act, including receipt of funds relating to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, we recorded $21.5 million of income from provider relief fund related to ARP funds received. During the year ended December 31, 2023, we recorded $6.4 million of income from provider relief fund related to ARP funds received and repaid the remaining balance of ARP funds to eliminate the liability.

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and healthcare costs related to the novel coronavirus known as COVID-19 (“COVID-19”), and we were required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services. The reporting of these funds is subject to future audit for compliance with the terms and conditions. We recognized PHSSE Fund amounts to the extent it had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

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

Competition

The healthcare industry is highly competitive. Our principal competitors include other behavioral healthcare service companies, such as Universal Health Services, Inc. (NYSE: UHS) and other acute inpatient psychiatric hospitals, other residential behavioral healthcare providers, other outpatient opioid treatment providers and general healthcare facilities that provide mental health services. An important part of our business strategy is to continue making targeted acquisitions of other behavioral healthcare facilities. However, the passage of mental healthcare parity legislation and increased demand for mental health services are likely to attract other potential buyers, including diversified healthcare companies, other pure-play behavioral healthcare companies and private equity firms.

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

Human Capital

At December 31, 2024, we had approximately 25,500 employees, of which 19,192 were employed full-time. At December 31, 2024, we had one facility with a labor union, which represented approximately 131 of our employees. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Culture and Values

We are committed to maintaining a welcoming and inclusive environment that treats everyone with dignity and respect. Approximately 73% of our employees are women and approximately 50% are people of color. We have policies that strictly prohibit any discrimination on the basis of race, color, national origin, age, religion, disability, gender, marital status, veteran status or any other basis prohibited by federal, state or local law.

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

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the “Investors” webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Legal Proceedings and Regulatory Risks

•
We are and in the future could become the subject of governmental investigations, regulatory actions, whistleblower lawsuits and other legal proceedings.
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
•
Increased inflationary pressure and rising interest rates may adversely impact our business, financial condition and results of operations.
•
The industry trend on value-based purchasing may negatively impact our revenue.
•
The trend by insurance companies and managed care organizations to enter into sole-source contracts may limit our ability to obtain patients.
•
An increase in uninsured or underinsured patients or the deterioration in the collectability of patient accounts receivables could harm our results of operations.

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
•
A cybersecurity incident could have a material adverse impact on us, including substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to reputational harm and increased costs.
•
Although we have facilities in 39 states and Puerto Rico, we have substantial operations in Pennsylvania, California and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.
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
•
Our performance depends on our ability to recruit and retain quality psychiatrists and other physicians, and nurses, counselors and other medical support personnel.

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

Legal Proceedings and Regulatory Risks

We are and in the future could become the subject of governmental investigations, regulatory actions, whistleblower lawsuits and other legal proceedings.

Healthcare companies in the U.S. may be subject to investigations by various governmental agencies. The Company and certain of our individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit reports and other inquiries from, and may be subject to investigation by, federal and state agencies and subject to whistleblower actions. See Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Annual Report on Form 10-K for additional information about pending investigations. These investigations can result in repayment obligations, and violations of the False Claims Act, the Anti-Kickback Statute and other federal and state statutes can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement, loss of enrollment status, and exclusion from participation in governmental health programs, negative publicity and, in certain cases, criminal penalties. Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings, as well as defending ourselves in and resolving such matters, has caused and will continue to cause us to incur significant costs, including legal expense and the diversion of management resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, governmental investigations, regulatory actions and other legal proceedings could result in us becoming the subject of negative publicity or unfavorable media attention, whether warranted or unwarranted, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation.

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

Other than as described in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements of this Annual Report on Form 10-K, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

For example, as described in more detail in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on July 7, 2023, in connection with one of the lawsuits in our Desert Hills Litigation, a jury awarded the plaintiff compensatory damages of $80.0 million and punitive damages of $405.0 million. We subsequently paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to this lawsuit, as well as two other related cases. An additional lawsuit based on similar facts has been filed and we could incur substantial damage awards or settlements in connection with this lawsuit or any future claims.

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

Among the laws applicable to our operations are the federal Anti-Kickback Statute, the Stark Law, the federal False Claims Act, EKRA, and similar state laws. These laws impact the relationships that we may have with physicians and other potential referral sources. We have a variety of financial relationships with physicians and other professionals who refer patients to our facilities, including employment contracts, leases and professional service agreements. The OIG has issued certain safe harbor regulations that outline practices that are deemed acceptable under the Anti-Kickback Statute, and similar regulatory exceptions have been promulgated by CMS under the Stark Law. While we endeavor to ensure that our arrangements with referral sources comply with an applicable safe harbor to the Anti-Kickback Statute where possible, certain of our current arrangements with physicians and other potential referral sources may not qualify for such protection. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Even if our arrangements are found to be in compliance with the Anti-Kickback Statute, they may still face scrutiny under EKRA. Moreover, while we believe that our arrangements with physicians comply with applicable Stark Law exceptions, the Stark Law is a strict liability statute for which no intent to violate the law is required.

Effective January 1, 2022, the No Surprises Act, enacted as part of the Consolidated Appropriations Act (the “CAA”), creates price transparency requirements, including (i) requiring providers to send to patients or their health plan a good faith estimate of the expected charges and diagnostic codes prior to furnishing scheduled items or services and (ii) prohibiting providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. Additionally, the Health Care PRICE Transparency Act, and its corresponding regulations, require hospitals, including psychiatric hospitals, to publicly post their standard and shoppable price lists on their websites. Failure to comply with the hospital price transparency regulations may result in corrective action or civil monetary penalties. Price transparency initiatives like the No

Surprises Act and the Health Care PRICE Transparency Act may impact our ability to obtain or maintain favorable contract terms, and may impact our competitive position and our relationships with patients and insurers.

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

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2024, we derived approximately 71% of our revenue from the Medicare and Medicaid programs.

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

At December 31, 2024, we had approximately $2.0 billion of total debt (net of debt issuance costs, discounts and premiums of $8.9 million), which included approximately $1.0 billion of debt under the Credit Facility, $450.0 million of debt under the 5.500% Senior Notes (as defined below) and $475.0 million of debt under the 5.000% Senior Notes (as defined below). See “Item 1. Business — Financing Transactions” for additional details regarding our outstanding indebtedness.

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

We are required under U.S. generally accepted accounting principles (“GAAP”) to review our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. For the year ended December 31, 2024, we recorded non-cash impairment charges of $17.3 million related to the closure of certain facilities, which is recorded on our consolidated statement of operations. The non-cash impairment charges included indefinite-lived asset impairments of $3.5 million, property impairments of $12.4 million and operating lease right-of-use asset impairments of $1.4 million. For the year ended December 31, 2023, we recorded non-cash impairment charges of $9.8 million related to the closure of certain facilities, which is recorded on our consolidated statement of operations. The non-cash impairment charges included indefinite-lived asset impairments of $5.4 million, property impairments of $2.0 million and operating lease right-of-use asset impairments of $2.4 million. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Property and Equipment and other Long-Lived Assets” and “Item 7.

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

Increased inflationary pressure and rising interest rates may adversely impact our business, financial condition and results of operations.

We have experienced, and may continue to experience, increased inflationary pressure on our business, including increased personnel and supply chain costs. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflicts between Ukraine and Russia and in Israel and Gaza. Continuing inflationary pressure, has in the past, and could in the future, impact our costs of labor and services and the margins we are able to realize on the operation of our facilities and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn will result in higher costs of debt borrowing and could limit our growth strategy.

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

An increase in uninsured or underinsured patients or the deterioration in the collectability of patient accounts receivables could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2024, our estimated implicit price concessions represented approximately 17% of our accounts receivable balance as of such date.

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

A cybersecurity incident could have a material adverse impact on us, including substantial sanctions, fines, and damages and civil and criminal penalties under federal and state privacy laws, in addition to reputational harm and increased costs.

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

Although we have facilities in 39 states and Puerto Rico, we have substantial operations in Pennsylvania, California and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

Revenue from Pennsylvania, California and Tennessee represented approximately 13%, 8% and 7% of our total revenue for the year ended December 31, 2024, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

New disclosure standards and rules related to environmental matters have been adopted and may continue to be introduced in various states and other jurisdictions. In October 2023, the state of California enacted the Climate Corporate Data Accountability Act, which mandates the disclosure of greenhouse gas emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act, which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. Both California laws require initial disclosures in 2026 for companies doing business in the state and exceeding certain revenue thresholds. New or expanded climate-related laws could impose substantial costs, including those related to diligence, compliance and reporting requirements.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in an area in which we operate, our operations could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially facilities with patients affected by infectious diseases. If any of our facilities were involved, or perceived as being involved, in treating such patients, other patients might fail to seek care at our facilities, and our reputation may be negatively affected. Further, a pandemic, epidemic or outbreak might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of pharmaceuticals and other medical supplies or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business, financial condition or results of operations.

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

We are a holding company with no operations and rely upon our subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.

We are a holding company with no direct operating assets, employees or revenue. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and other subsidiaries. As a result, we are dependent upon our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to provide us with the funds necessary to meet our financial obligations will depend substantially on their respective operating results and may be subject to restrictions under, among other things, the laws of their respective jurisdictions of organization, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries. In addition, liabilities of any one or more of our subsidiaries could be imposed on us or our other subsidiaries.

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

Our performance depends on our ability to recruit and retain quality psychiatrists and other physicians, and nurses, counselors and other medical support personnel.

The success and competitive advantage of our facilities depends, in part, on the number and quality of the psychiatrists and other physicians, and nurses, counselors and other medical support personnel on the medical staffs of our facilities and our maintenance of good relations with those medical professionals. Although we employ psychiatrists and other physicians at many of our facilities, psychiatrists and other physicians generally are not employees of our facilities, and, in a number of our markets, they have admitting privileges at competing hospitals providing acute or inpatient behavioral healthcare services. Such physicians (including psychiatrists) may terminate their affiliation with us at any time or admit their patients to competing healthcare facilities or hospitals. If we are unable to attract and retain sufficient numbers of quality psychiatrists and other physicians by providing adequate support personnel and facilities that meet the needs of those psychiatrists and other physicians, they may stop referring patients to our facilities and our results of operations may decline.

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2024, a labor union represented approximately 131 of our employees at one of our facilities. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

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

•
a classified board of directors, that will not be fully declassified until 2029;
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

The Audit and Risk Committee of the board of directors has responsibility of oversight for our enterprise risk assessment and risk management systems. Our Chief Information Officer (“CIO”), Senior Director of Information Security and other delegated positions are responsible for assessing and managing our material risks from cybersecurity risks. Our CIO has 15 years of experience in cybersecurity and a degree in management information systems. We also have a Cybersecurity Infrastructure Committee that meets monthly. We have implemented an incident response strategy as an element of our overall risk management approach. Our incident response plan entails clearly-defined roles and responsibilities, established communication protocols and measures to mitigate the impact of any cybersecurity incidents. We have experienced adverse IT events in the past, but to date, we have seen no material impact on our business or operations from these attacks or events. We prioritize the detection, response, and recovery from potential breaches and carry cybersecurity insurance which includes cyber breach response services. The scope and coverage of our cybersecurity insurance is reviewed on an annual basis. Risks and potential threats are identified and measured through these monitoring, testing, and response processes procedures and significant risks, and threats are reported by the CIO to the Audit and Risk Committee.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2024:

State	Facilities	Operated Beds
Alaska	1	—
Arizona	5	633
Arkansas	6	785
California	23	584
Colorado	1	144
Delaware	4	130
Florida	11	541
Georgia	9	413
Illinois	3	353
Indiana	10	337
Iowa	2	—
Kansas	1	—
Kentucky	1	—
Louisiana	6	470
Maine	6	—
Maryland	3	—
Massachusetts	16	263
Michigan	5	442
Mississippi	3	499
Missouri	4	483
Nevada	4	134
New Hampshire	2	—
New Jersey	1	—
North Carolina	13	376
Ohio	6	290
Oklahoma	4	108
Oregon	7	—
Pennsylvania	31	1,895
Rhode Island	2	—
South Carolina	4	63
South Dakota	1	126
Tennessee	14	1,097
Texas	5	619
Utah	6	140
Vermont	1	—
Virginia	9	601
Washington	8	—
West Virginia	7	—
Wisconsin	16	155
Puerto Rico	1	172
	262	11,853

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

Stockholders

As of February 27, 2025, there were approximately 612 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, we withheld shares of our common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock units, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	4,470	$51.73	—	—
November 1 – November 30	1,015	$42.29	—	—
December 1 – December 31	809	$39.09	—	—
Total	6,294

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2025, our board of directors authorized a share repurchase program (the “share repurchase program”) pursuant to which we may, from time to time, acquire up to $300.0 million of outstanding shares of our common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the share repurchase program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program has no termination date and may be modified, suspended or discontinued by our board of directors at any time. The authorization does not obligate us to repurchase any shares.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

•
the impact of internal or governmental investigations, regulatory actions, whistleblower lawsuits and other legal proceedings;
•
the impact of competition for staffing, labor shortages and higher turnover rates on our labor costs and profitability;
•
the impact of inflationary pressure and interest rate volatility;
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
•
the impact of general economic and employment conditions on our business and future results of operations, including increased construction and other costs due to inflation, the imposition of tariffs or trade disputes;
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
•
the impact of the enactment, amendment or expiration of statutes and regulations affecting the healthcare industry, and potential reductions to Medicare and Medicaid payment rates, changes in reimbursement practices or funding levels, or modification of Medicaid supplemental payment programs;
•
our acquisition, joint venture and wholly-owned de novo strategies, which expose us to a variety of operational and financial risks, as well as legal and regulatory risks;
•
the impact of state efforts to regulate the construction or expansion of healthcare facilities on our ability to operate and expand our operations;

•
our ability to implement our business strategies;
•
the impact of disruptions on our inpatient and outpatient volumes caused by pandemics, epidemics or outbreaks of infectious diseases;
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
•
our ability to access capital on acceptable terms;
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
•
changes in interpretations, assumptions and expectations regarding tax legislation and policy, including provisions that may be issued by federal and state taxing authorities;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At December 31, 2024, we operated 262 behavioral healthcare facilities with approximately 11,850 beds in 39 states and Puerto Rico. During the year ended December 31, 2024, we added 776 beds, consisting of 312 added to existing facilities and 464 added through the opening of four wholly-owned facilities and one joint venture facility, and we opened nine CTCs.

We are the leading publicly traded pure-play provider of behavioral healthcare services in the U.S. Management believes that we are positioned as a leading platform in a highly fragmented industry under the direction of an experienced management team that has significant industry expertise. Management expects to take advantage of several strategies that are more accessible as a result of our increased size and geographic scale, including continuing a national marketing strategy to attract new patients and referral sources, increasing our volume of out-of-state referrals, providing a broader range of services to new and existing patients and clients and selectively pursuing opportunities to expand our facility and bed count through acquisitions, wholly-owned de novo facilities, joint ventures and bed additions in existing facilities.

Acquisitions

On February 22, 2024, we acquired substantially all of the assets of Turning Point, a 76-bed specialty provider of substance use disorder and primary mental health treatment services that supports the Salt Lake City, Utah, metropolitan market. Turning Point provides a full continuum of treatment services, including residential, partial hospitalization and intensive outpatient services.

On November 7, 2022, we acquired four CTCs located in Georgia from Brand New Start.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Revenue	$3,153,963	100.0%	$2,928,738	100.0%	$2,610,399	100.0%
Salaries, wages and benefits	1,691,024	53.6%	1,572,330	53.7%	1,393,434	53.4%
Professional fees	189,706	6.0%	176,013	6.0%	158,013	6.1%
Supplies	112,713	3.6%	105,992	3.6%	100,200	3.8%
Rents and leases	47,861	1.5%	46,552	1.6%	45,462	1.7%
Other operating expenses	440,788	14.0%	388,906	13.3%	349,277	13.4%
Income from provider relief fund	—	0.0%	(6,419)	(0.2)%	(21,451)	(0.8)%
Depreciation and amortization	149,595	4.7%	132,349	4.5%	117,769	4.5%
Interest expense, net	116,368	3.7%	82,125	2.8%	69,760	2.7%
Legal settlements expense	—	0.0%	394,181	13.5%	—	0.0%
Loss on impairment	17,276	0.5%	9,790	0.3%	—	0.0%
Gain on sale of property	—	0.0%	(9,747)	(0.3)%	—	0.0%
Transaction, legal and other costs	46,753	1.5%	62,026	2.1%	23,792	0.9%
Total expenses	2,812,084	89.1%	2,954,098	100.9%	2,236,256	85.7%
Income (loss) before income taxes	341,879	10.9%	(25,360)	(0.9)%	374,143	14.3%
Provision for (benefit from) income taxes	77,395	2.5%	(9,699)	(0.3)%	94,110	3.6%
Net income (loss)	264,484	8.4%	(15,661)	(0.6)%	280,033	10.7%
Net income attributable to noncontrolling interests	(8,872)	(0.3)%	(6,006)	(0.2)%	(6,894)	(0.3)%
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$255,612	8.1%	$(21,667)	(0.8)%	$273,139	10.4%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 7.7% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Similar with many other healthcare providers and other industries across the country, we have been navigating a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the years ended December 31, 2024 and 2023 compared to the previous years:

	Year Ended December 31,
	2024	2023
Same Facility Results (a)
Revenue growth	7.7%	12.0%
Patient days growth	3.2%	5.1%
Admissions growth	1.3%	4.9%
Average length of stay change (b)	1.9%	0.2%
Revenue per patient day growth	4.3%	6.5%

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.

Same facility results include operating results only for facilities and services operated in both the current and prior year. These metrics exclude the operating results associated with facilities under operation for less than one year and facilities acquired during the current or prior year, as well as facilities divested or removed from service, and also exclude general and administrative costs related to our corporate functions. Such costs related to our corporate functions include, amongst others, costs for accounting and finance, information systems, human resources, legal and operational and executive leadership. General and administrative costs directly related to the facilities are included in same facility results. Such costs directly related to our facilities include, amongst others, labor at the facility level, insurance, including property, professional, legal and general liability insurance, hospital supplies, including medication, utilities and food service, and general maintenance costs for the facility. We determine which general and administrative costs to exclude and include in same facility results by ensuring those costs directly associated with facility operations are captured at the facility level for reporting.

We believe that providing results on a same facility basis is helpful to our investors as a measure of our financial and operating performance because it neutralizes the impact of corporate-level items that do not arise out of our core operations at our facilities and because it neutralizes the impact of new facilities that are in early stages of operation and facilities that we no longer operate, each of which may distort investors’ understanding of our underlying performance at our existing and continuing facilities. Further, we believe that providing same facility information is helpful to our investors as a measure of the financial and operating performance of our existing and continuing facilities on a comparable basis, and same facility results metrics provide investors with information useful in understanding underlying organic growth in such facilities. For these reasons, we believe that same facility results are particularly useful during periods of significant expansion or contraction.

Same facility results reflect adjustments that are intended to provide the specific presentation described above and that may be irregular in timing from period to period related to newly opened or acquired facilities or facilities that we no longer operate, and may omit certain results that investors may view as important. Same facility results may therefore not be indicative of the overall performance of our business and should be not be considered as an alternative for net income or any other performance measures derived in accordance with GAAP.

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Revenue. Revenue increased $225.3 million, or 7.7%, to $3,154.0 million for the year ended December 31, 2024 from $2,928.7 million for the year ended December 31, 2023. Same facility revenue increased by $220.7 million, or 7.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, resulting from same facility growth in patient days of 3.2%, an increase in same facility revenue per patient day of 4.3% and an increase in same facility admissions of 1.3%. Consistent with the same facility patient day growth in 2023, the growth in same facility patient days for the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,691.0 million for the year ended December 31, 2024 compared to $1,572.3 million for the year ended December 31, 2023, an increase of $118.7 million. SWB expense included $37.1 million and $32.3 million of equity-based compensation expense for the years ended December 31, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $1,653.9 million, or 52.4% of revenue, for the year ended December 31, 2024, compared to $1,540.0 million, or 52.6% of revenue, for the year ended December 31, 2023. Same facility SWB expense was $1,491.9 million for the year ended December 31, 2024, or 48.1% of revenue, compared to $1,393.6 million for the year ended December 31, 2023, or 48.4% of revenue.

Professional fees. Professional fees were $189.7 million for the year ended December 31, 2024, or 6.0% of revenue, compared to $176.0 million for the year ended December 31, 2023, or 6.0% of revenue. Same facility professional fees were $166.0 million for the year ended December 31, 2024, or 5.4% of revenue, compared to $156.2 million, for the year ended December 31, 2023, or 5.4% of revenue.

Supplies. Supplies expense was $112.7 million for the year ended December 31, 2024, or 3.6% of revenue, compared to $106.0 million for the year ended December 31, 2023, or 3.6% of revenue. Same facility supplies expense was $109.9 million for the year ended December 31, 2024, or 3.5% of revenue, compared to $103.1 million for the year ended December 31, 2023, or 3.6% of revenue.

Rents and leases. Rents and leases were $47.9 million for the year ended December 31, 2024, or 1.5% of revenue, compared to $46.6 million for the year ended December 31, 2023, or 1.6% of revenue. Same facility rents and leases were $42.7 million for the year ended December 31, 2024, or 1.4% of revenue, compared to $42.0 million for the year ended December 31, 2023, or 1.5% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $440.8 million for the year ended December 31, 2024, or 14.0% of revenue, compared to $388.9 million for the year ended December 31, 2023, or 13.3% of revenue. Same facility other operating expenses were $408.3 million for the year ended December 31, 2024, or 13.2% of revenue, compared to $361.8 million for the year ended December 31, 2023, or 12.6% of revenue.

Income from provider relief fund. For the year ended December 31, 2023, we recorded $6.4 million of income from provider relief fund related to ARP funds received in 2022.

Depreciation and amortization. Depreciation and amortization expense was $149.6 million for the year ended December 31, 2024, or 4.7% of revenue, compared to $132.3 million for the year ended December 31, 2023, or 4.5% of revenue.

Interest expense. Interest expense was $116.4 million for the year ended December 31, 2024 compared to $82.1 million for the year ended December 31, 2023. The increase in interest expense was primarily the result of increased borrowings.

Legal settlements expense. Legal settlements expense for the year ended December 31, 2023 was $394.2 million associated with the Desert Hills Litigation.

Loss on impairment. During the year ended December 31, 2024, we recorded non-cash impairment charges totaling $17.3 million related to the closure of certain facilities. The non-cash impairment charges included indefinite-lived intangible asset impairments of $3.5 million, property impairments of $12.4 million and operating lease right-of-use asset impairments of $1.4 million. During the year ended December 31, 2023, we recorded non-cash impairment charges totaling $9.8 million related to the closure of certain facilities. The non-cash impairment charges included indefinite-lived intangible asset impairments of $5.4 million, property impairments of $2.0 million and operating lease right-of-use asset impairments of $2.4 million.

Gain on sale of property. During the year ended December 31, 2023, we recorded a $9.7 million gain on facility property sale.

Transaction, legal and other costs. Transaction, legal and other costs were $46.8 million for the year ended December 31, 2024 compared to $62.0 million for the year ended December 31, 2023. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2024	2023
Government investigations	$30,620	$18,796
Legal, accounting and other acquisition-related costs	11,172	12,705
Management transition costs	3,599	23,283
Termination and restructuring costs	1,362	7,242
Total	$46,753	$62,026

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 11 — Commitments and Contingencies. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($5.0 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($4.8 million and $8.8 million for the years ended December 31, 2024 and 2023, respectively); and direct costs associated with acquisitions ($1.4 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer beginning in the first quarter of 2022 have concluded. Termination and restructuring costs include costs, net of gains, incurred related to the closure and disposition of certain facilities or contract amendments.

Provision for (benefit from) income taxes. For the year ended December 31, 2024, the provision for income taxes was $77.4 million, reflecting an effective tax rate of 22.6%, compared to the benefit from taxes of $(9.7) million, reflecting an effective tax rate of 38.2%, for the year ended December 31, 2023. Our higher pre-tax results for the year ended December 31, 2024 yields lower volatility in the items impacting the effective tax rate for the year ended December 31, 2024 when compared to prior periods.

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

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Revenue. Revenue increased $318.3 million, or 12.2%, to $2,928.7 million for the year ended December 31, 2023 from $2,610.4 million for the year ended December 31, 2022. Same facility revenue increased by $309.3 million, or 12.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, resulting from same facility growth in patient days of 5.1%, an increase in same facility revenue per day of 6.5% and an increase in the average length of stay of 4.9%. Consistent with the same facility patient day growth in 2022, the growth in same facility patient days for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,572.3 million for the year ended December 31, 2023 compared to $1,393.4 million for the year ended December 31, 2022, an increase of $178.9 million. SWB expense included $32.3 million and $29.6 million of equity-based compensation expense for the years ended December 31, 2023 and 2022, respectively. Excluding equity-based compensation expense, SWB expense was $1,540.0 million, or 52.6% of revenue, for the year ended December 31, 2023, compared to $1,363.8 million, or 52.2% of revenue, for the year ended December 31, 2022. Same facility SWB expense was $1,396.1 million for the year ended December 31, 2023, or 48.2% of revenue, compared to $1,253.3 million for the year ended December 31, 2022, or 48.4% of revenue.

Professional fees. Professional fees were $176.0 million for the year ended December 31, 2023, or 6.0% of revenue, compared to $158.0 million for the year ended December 31, 2022, or 6.1% of revenue. Same facility professional fees were $156.0 million for the year ended December 31, 2023, or 5.4% of revenue, compared to $145.2 million, for the year ended December 31, 2022, or 5.6% of revenue.

Supplies. Supplies expense was $106.0 million for the year ended December 31, 2023, or 3.6% of revenue, compared to $100.2 million for the year ended December 31, 2022, or 3.8% of revenue. Same facility supplies expense was $104.0 million for the year ended December 31, 2023, or 3.6 of revenue, compared to $99.0 million for the year ended December 31, 2022, or 3.8% of revenue.

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

	Year Ended December 31,
	2023	2022
Management transition costs	$23,283	$11,575
Government investigations	18,796	504
Legal, accounting and other acquisition-related costs	12,705	5,778
Termination and restructuring costs	7,242	5,935
	$62,026	$23,792

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 11 — Commitments and Contingencies. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($2.9 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($8.8 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively); and direct costs associated with acquisitions ($1.0 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Termination and restructuring costs include costs, net of gains, incurred related to the closure and disposition of certain facilities or contract amendments.

(Benefit from) provision for income taxes. For the year ended December 31, 2023, the benefit from income taxes was $(9.7) million, reflecting an effective tax rate of 38.2%, compared to the provision for income taxes of $94.1 million, reflecting an effective tax rate of 25.2%, for the year ended December 31, 2022. Our lower pre-tax results for the year ended December 31, 2023 yields higher volatility in the items impacting the effective tax rate for the year ended December 31, 2023 when compared to prior periods.

Liquidity and Capital Resources

Cash provided by operating activities for the year ended December 31, 2024 was $129.7 million compared to $462.3 million for the year ended December 31, 2023. The decline in cash provided by operating activities was primarily due to the Desert Hills Litigation payments made during the year ended December 31, 2024. Days sales outstanding at December 31, 2024 was 43 compared to 45 at December 31, 2023.

Cash used in investing activities for the year ended December 31, 2024 was $736.5 million compared to $397.2 million for the year ended December 31, 2023. Cash used in investing activities for the year ended December 31, 2024 primarily consisted of payments of $690.4 million of cash paid for capital expenditures, $53.6 million of cash paid for acquisitions and $3.0 million of cash paid for other, offset by proceeds from the sale of property and equipment of $10.4 million. Cash paid for capital expenditures for the year ended December 31, 2024 was $690.4 million, consisting of routine or maintenance capital expenditures of $104.0 million and expansion capital expenditures of $586.4 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the year ended December 31, 2024. Cash used in investing activities for the year ended December 31, 2023 primarily consisted of payments of $424.1 million of cash paid for capital expenditures, $0.3 million of cash paid for acquisitions and $2.2 million of cash paid for other, offset by proceeds from the sale of property and equipment of $29.4 million. Cash paid for capital expenditures for the year ended December 31, 2023 was $424.1 million, consisting of routine or maintenance capital expenditures of $99.6 million and expansion capital expenditures of $324.5 million.

Cash provided by financing activities for the year ended December 31, 2024 was $583.0 million compared to cash used in financing activities of $62.7 million for the year ended December 31, 2023. Cash provided by financing activities for the year ended December 31, 2024 primarily consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $305.0 million and contributions from noncontrolling partners in joint ventures of $5.2 million, offset by principal payments on long-term debt of $56.3 million, principal payments on revolving credit facility of $15.0 million, distributions to noncontrolling partners in joint ventures of $3.0 million, payment of debt issuance costs of $1.5 million and repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises of $1.3 million. Cash used in financing activities for the year ended December 31, 2023 primarily consisted of repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises of $44.3 million, principal payments on revolving credit facility of $35.0 million, principal payments on long-term debt of $21.3 million and distributions to noncontrolling partners in joint ventures of $5.1 million, offset by borrowing on revolving credit facility of $40.0 million and contributions from noncontrolling partners in joint ventures of $3.0 million.

We had total available cash and cash equivalents of $76.3 million, $100.1 million and $97.6 million at December 31, 2024, 2023 and 2022, respectively, of which approximately $7.7 million, $11.3 million and $3.7 million, respectively, was held by our foreign subsidiaries. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

We actively manage our capital structure and regularly evaluate the availability of capital in the public and private markets that could strengthen our long-term financial profile. As such, we may opportunistically engage in financing transactions from time to time when we believe that conditions are favorable. Such transactions may include borrowings under credit facilities, the issuance of debt, equity or hybrid securities, the incurrence of term loans, or the refinancing or extinguishment of existing indebtedness. There can be no assurance any such financing opportunities will be available to us on terms and conditions acceptable to us or at all.

Share Repurchase Program

On February 25, 2025, our board of directors authorized the share repurchase program pursuant to which we may, from time to time, acquire up to $300.0 million of outstanding shares of our common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the share repurchase program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The share repurchase program has no termination date and may be modified, suspended or discontinued by our board of directors at any time. The authorization does not obligate us to repurchase any shares.

Desert Hills Litigation

As described in more detail in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with the three lawsuits related to our subsidiary Youth and Family Centered Services of New Mexico. The settlement agreements were approved by the New Mexico State District Court in December 2023 and fully resolved such cases with no admission of liability or wrongdoing by us. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted in such cases or that may be asserted in the future by the plaintiffs in those cases.

Credit Facility

On March 17, 2021, we entered into the Credit Facility, which provided for a $600.0 million Revolving Facility and a Term Loan Facility in an initial principal amount of $425.0 million, each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit.

On March 30, 2023, we entered into the First Amendment, which replaced LIBOR as the reference rate applicable to borrowings under the Credit Facility with Adjusted Term SOFR. After giving effect to the First Amendment, borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (i) Adjusted Term SOFR plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio (as defined in the Credit Facility). In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The interest rates and the unused line fee on unused commitments related to the Credit Facility are based upon the following pricing tiers:

Pricing Tier	Consolidated Total Net Leverage Ratio	SOFR Loans	Base Rate Loans	Commitment Fee
1	≥ 4.50:1.0	2.250%	1.250%	0.350%
2	<4.50:1.0 but ≥ 3.75:1.0	2.000%	1.000%	0.300%
3	<3.75:1.0 but ≥ 3.00:1.0	1.750%	0.750%	0.250%
4	<3.00:1.0 but ≥ 2.25:1.0	1.500%	0.500%	0.200%
5	<2.25:1.0	1.375%	0.375%	0.200%

On January 18, 2024, we entered into the Second Amendment, which provided for the incurrence of $350.0 million of Incremental Term Loans. Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for March 31, 2025, and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the Consolidated EBITDA (as defined in the Credit Facility) at the time of determination (the “Incremental Fixed Basket”), and (ii) the additional amounts that would not cause our Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Facility) to exceed 3.5 to 1.0 (the “Incremental Ratio Basket”). The Incremental Term Loans were incurred in reliance on the Incremental Ratio Basket, leaving the full amount of the Incremental Fixed Basket available for any future Incremental Facilities.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on our ability and our subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a Consolidated Total Net Leverage Ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and a Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At December 31, 2024, our Consolidated Total Net Leverage Ratio was 2.7x, and we were in compliance with all financial covenants. Total Consolidated Net Leverage Ratio is being reported as calculated under the Credit Facility and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Facility attached as exhibits to our periodic reports for further information related to the calculation thereof, and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors — Financial Risks — We are subject to a number of restrictive covenants, which may restrict our business and financing activities.”

During the year ended December 31, 2024, we borrowed $305.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the year ended December 31, 2023, we borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. We had $226.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by our workers’ compensation insurance program at December 31, 2024.

As of the date of this Annual Report on Form 10-K, we are nearing completion of a syndication and closing process being led by JPMorgan Chase Bank, N.A. (“JPM”) for the replacement of the Revolving Facility and the Term Loan Facility with a new $1.0 billion, five-year senior secured revolving credit facility and a new $650 million, five-year senior secured term loan with JPM, as administrative agent, and a syndicate of lenders (the “Replacement Credit Facility”). JPM has provided us with a commitment for its allocated amount under the Replacement Credit Facility, and has received commitments from other lenders for the portion of the Replacement Credit Facility that will not be provided by JPM. While we currently expect to close the Replacement Credit Facility promptly after the filing of this Annual Report on Form 10-K, there can be no assurance that we will be able to complete any such transaction in that timeframe or at all.

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

Supplemental Guarantor Financial Information

We conduct all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is financial information for the combined wholly-owned subsidiary guarantors at December 31, 2024 and 2023, and for the year ended December 31, 2024.

Summarized balance sheet information (in thousands):

	December 31,
	2024	2023
Current assets	$436,571	$442,813
Property and equipment, net	1,819,037	1,656,941
Goodwill	2,144,452	2,105,563
Total noncurrent assets	4,246,078	4,043,891

Current liabilities	548,909	827,648
Long-term debt	1,880,093	1,342,548
Total noncurrent liabilities	2,111,252	1,503,345
Redeemable noncontrolling interests	—	—
Total equity	2,022,488	2,155,711

Summarized operating results information (in thousands):

For the Year Ended December 31, 2024
Revenue	$2,664,622
Loss before income taxes	279,644
Net loss	218,144
Net loss attributable to Acadia Healthcare Company, Inc.	218,144

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$185,034	$1,066,665	$967,063	$—	$2,218,762
Operating lease liabilities (b)	32,457	46,479	30,327	57,221	166,484
Finance lease liabilities	1,089	2,178	2,196	19,626	25,089
Total obligations and commitments	$218,580	$1,115,322	$999,586	$76,847	$2,410,335

(a)
Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2024.
(b)
Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2024, we had standby letters of credit outstanding of $3.5 million related to security for the payment of claims as required by our workers’ compensation insurance program.

Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2024 was composed of $917.6 million of fixed-rate debt and $962.5 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at December 31, 2024, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $9.6 million.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. Our cost report payables were $0.8 million and $9.3 million as of December 31, 2024 and 2023, respectively, and were included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.2 million, $1.8 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents revenue by payor type and as a percentage of revenue for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Commercial	$820,828	26.0%	$820,701	28.0%	$788,895	30.2%
Medicare	447,078	14.2%	441,761	15.1%	394,227	15.1%
Medicaid	1,781,615	56.5%	1,578,518	53.9%	1,319,600	50.6%
Self-Pay	60,101	1.9%	67,583	2.3%	76,050	2.9%
Other	44,341	1.4%	20,175	0.7%	31,627	1.2%
Revenue	$3,153,963	100.0%	$2,928,738	100.0%	$2,610,399	100.0%

The following tables present a summary of our aging of accounts receivable at December 31, 2024 and 2023:

December 31, 2024

	Current	30-90	90-150	>150	Total
Commercial	17.0%	4.7%	2.5%	8.2%	32.4%
Medicare	9.0%	1.6%	0.6%	1.2%	12.4%
Medicaid	33.9%	5.6%	2.9%	5.2%	47.6%
Self-Pay	1.5%	1.7%	1.5%	2.9%	7.6%
Total	61.4%	13.6%	7.5%	17.5%	100.0%

December 31, 2023

	Current	30-90	90-150	>150	Total
Commercial	17.3%	5.4%	3.1%	9.5%	35.3%
Medicare	9.3%	1.4%	0.5%	1.1%	12.3%
Medicaid	33.4%	5.4%	2.5%	4.7%	46.0%
Self-Pay	1.4%	1.3%	1.2%	2.5%	6.4%
Total	61.4%	13.5%	7.3%	17.8%	100.0%

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $7.0 million per claim and $10.0 million for certain other claims through August 31, 2024 and $10.0 million per claim, $15.0 million per claim for certain other claims and $25.0 million for certain batched claims thereafter. We have obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $78.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2024 and $80.0 million or $75.0 million in the aggregate for certain other claims thereafter. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We recorded unfavorable adjustments of $10.1 million and $5.3 million to our estimated liability for self-insured professional and general liability claims during the years ended December 31, 2024 and 2023, respectively, relating to the settlement or expected settlement of certain prior year claims. The professional and general liability reserve was $87.5 million at December 31, 2024, of which $12.5 million was included in other accrued liabilities and $75.0 million was included in other long-term liabilities. The professional and general liability reserve was $109.4 million at December 31, 2023, of which $12.5 million was included in other accrued liabilities and $96.9 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $9.3 million at December 31, 2024, of which $0.5 million was included in other current assets and $8.8 million was included in other assets, and such receivable was $62.3 million at December 31, 2023, of which $33.6 million was included in other current assets and $28.7 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $30.7 million at December 31, 2024, of which $12.0 million was included in accrued salaries and benefits and $18.7 million was included in other long-term liabilities, and such liability was $26.8 million at December 31, 2023, of which $12.0 million was included in accrued salaries and benefits and $14.8 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $149.6 million, $132.3 million and $117.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the year ended December 31, 2024, we recorded non-cash property impairment charges of $12.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, we recorded non-cash property impairment charges of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

We performed an impairment review of long-lived assets in the fourth quarter of 2024, 2023 and 2022 and recorded no impairment.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

As of our annual impairment test on October 1, 2024, we had one reporting unit, behavioral healthcare services. The fair value of our behavioral healthcare services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

During the year ended December 31, 2024, we recorded non-cash indefinite-lived intangible asset impairment charges of $3.5 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, we recorded non-cash indefinite-lived intangible asset impairment charges of $5.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended December 31, 2024, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Audit and Risk Committee

The information with respect to our Audit and Risk Committee and our audit committee financial experts serving on the Audit and Risk Committee set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit and Risk Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

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

Insider Trading Arrangements and Policies

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and other employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K. It is our policy to comply with all applicable securities laws and regulations (including appropriate approvals by our board of directors, if required) when engaging in transactions in our securities. The information with respect to our Insider Trading Policy set forth under the caption “Corporate Governance – Stock Ownership Guidelines, Insider Trading Policy, Hedging and Pledging” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2024 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (a)
Equity Compensation Plans Approved by Stockholders (b)	2,131,957	(c)	$57.45	2,053,112
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	2,131,957			2,053,112

(a)
Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding performance stock units.
(b)
Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Incentive Compensation Plan.
(c)
Includes 291,518 shares that may be issued upon vesting of outstanding performance stock units that vest over three years, assuming that maximum performance goals are attained in all three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2025 is incorporated herein by reference.

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

3.
Exhibits :

Exhibit No.	Exhibit Description

2.1	Put and Call Option Deed, dated as of December 30, 2020, by and between RemedcoUK Limited and the Company. (a)

2.2	Share Purchase Agreement, dated as of January 7, 2021, by and between RemedcoUK Limited and the Company. (a)

3.1	Amended and Restated Certificate of Incorporation, as amended. (z)

3.2	Amended and Restated Bylaws of the Company, as amended. (b)

4.1	Indenture, dated June 24, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (c)

4.2	Form of 5.500% Senior Note due 2028 (included as Exhibit A1 in Exhibit 4.1).

4.3	Indenture, dated October 14, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (d)

4.4	Form of 5.000% Senior Note due 2029 (included as Exhibit A1 in Exhibit 4.3).

4.5	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (e)

4.6	Specimen Common Stock Certificate to be issued to holders of the Company’s Common Stock. (f)

4.7	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (g)

4.8	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (h)

4.9	Description of the Company’s Securities. (i)

10.1

Credit Agreement, dated as of March 17, 2021, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (j)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (k)

10.3

Amendment No. 2 to Credit Agreement, dated as of January 18, 2024, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (y)

10.4	Security and Pledge Agreement, dated as of March 17, 2021, by and among the Company, the other obligors party thereto and Bank of America, N.A., as Administrative Agent. (j)

†10.5	Employment Agreement, dated as of January 19, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (l)

†10.6	Amendment to Employment Agreement, dated December 22, 2021, by and between Acadia Management Company, Inc. and Debra K. Osteen. (m)

†10.7	Side Letter to Employment Agreement, dated January 31, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (m)

†10.8	Consultant Services Agreement, dated April 11, 2022, by and between Acadia Management Company, Inc. and Debra K. Osteen. (n)
†10.9	Employment Agreement, dated March 31, 2022, by and among the Company, Acadia Management Company, Inc. and Christopher H. Hunter. (n)
†10.10	Employment Agreement, dated June 1, 2023, by and between Acadia Management Company, Inc. and Heather B. Dixon. (o)

†10.11	Employment Agreement, dated June 30, 2023, by and between Acadia Management Company, Inc. and Brian Farley. (p)

†10.12	First Amendment to Employment Agreement, dated July 6, 2023, by and between Acadia Management Company, Inc. and Brian Farley, dated as of June 30, 2023. (p)

†10.13	Employment Agreement, dated May 23, 2024, by and between Acadia Management Company, Inc. and Dr. Nasser Khan. (z)

†10.14	Employment Agreement, dated July 31, 2019, by and between Acadia Management Company, Inc. and John S. Hollinsworth. (r)

†10.15	Separation and Consulting Agreement, dated May 23, 2024, by and between Acadia Management Company, LLC and John S. Hollinsworth. (z)

†10.16	Acadia Healthcare Company, Inc. Incentive Compensation Plan, effective May 18, 2023. (s)

†10.17	Form of Restricted Stock Unit Agreement. (t)

†10.18	Form of Incentive Stock Option Agreement. (u)

†10.19	Form of Non-Qualified Stock Option Agreement. (u)

†10.20	Form of Restricted Stock Agreement. (t)

†10.21	Form of Stock Appreciation Rights Agreement. (u)

†10.22	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (v)

†10.23	Nonmanagement Director Compensation Program, effective January 1, 2013. (v)

10.24	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (w)

10.25	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (w)

10.26

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Shasta N. Inman, as Guardian Ad Litem. (x)

10.27

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Feliz Rael, as Guardian Ad Litem. (x)

10.28

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Alison Endicott-Quiñones, as Guardian Ad Litem. (x)

19*	Acadia Healthcare Company. Inc. Insider Trading Policy.

21*	Subsidiaries of the Company.

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Acadia Healthcare Company, Inc. Policy Regarding the Mandatory Recovery of Compensation. (aa)

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

(a)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(b)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(c)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.
(g)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).

(j)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2023 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 22, 2021 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 1, 2022 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 2, 2023 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended June 30, 2023 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Amendment No. 1 to the Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed August 6, 2019 (File No. 001-35331).
(s)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 7, 2023 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(v)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(x)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2023 (File No. 001-35331).
(y)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 19, 2024 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ Christopher H. Hunter
Christopher H. Hunter
Chief Executive Officer and Director

Dated: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher H. Hunter Christopher H. Hunter	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/s/ Heather Dixon Heather Dixon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025

/s/ Reeve B. Waud Reeve B. Waud	Chairman of the Board	February 27, 2025

/s/ Jason R. Bernhard Jason R. Bernhard	Director	February 27, 2025

/s/ E. Perot Bissell E. Perot Bissell	Director	February 27, 2025

/s/ Michael J. Fucci Michael J. Fucci	Director	February 27, 2025

/s/ Vicky B. Gregg Vicky B. Gregg	Director	February 27, 2025

/s/ William F. Grieco William F. Grieco	Director	February 27, 2025

/s/ Patrice A. Harris Patrice A. Harris	Director	February 27, 2025

/s/ R. David Kelly R. David Kelly	Director	February 27, 2025

/s/ Wade D. Miquelon Wade D. Miquelon	Director	February 27, 2025

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2024 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

For the year ended December 31, 2024, the Company recognized $3.2 billion of revenue from continuing operations. As discussed in Note 3 of the consolidated financial statements, the Company determines the transaction price for services to patients based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

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

Nashville, Tennessee

February 27, 2025

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$76,305	$100,073
Accounts receivable, net	365,339	361,451
Other current assets	135,848	134,476
Total current assets	577,492	596,000
Property and equipment, net	2,853,193	2,266,610
Goodwill	2,264,851	2,225,962
Intangible assets, net	70,003	73,278
Deferred tax assets	20,964	6,658
Operating lease right-of-use assets	118,369	117,780
Other assets	52,043	72,553
Total assets	$5,956,915	$5,358,841
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$76,816	$29,219
Accounts payable	232,704	156,132
Accrued salaries and benefits	155,426	141,901
Current portion of operating lease liabilities	25,462	26,268
Other accrued liabilities	87,511	532,261
Total current liabilities	577,919	885,781
Long-term debt	1,880,093	1,342,548
Deferred tax liabilities	83,946	1,931
Operating lease liabilities	101,828	100,808
Other liabilities	122,298	140,113
Total liabilities	2,766,084	2,471,181
Redeemable noncontrolling interests	117,116	105,686
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 91,775,264 and 91,263,989 issued and outstanding as of December 31, 2024 and 2023, respectively	918	913
Additional paid-in capital	2,685,464	2,649,340
Retained earnings	387,333	131,721
Total equity	3,073,715	2,781,974
Total liabilities and equity	$5,956,915	$5,358,841

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Revenue	$3,153,963	$2,928,738	$2,610,399
Salaries, wages and benefits (including equity-based compensation expense of $37,113, $32,289 and $29,635, respectively)	1,691,024	1,572,330	1,393,434
Professional fees	189,706	176,013	158,013
Supplies	112,713	105,992	100,200
Rents and leases	47,861	46,552	45,462
Other operating expenses	440,788	388,906	349,277
Income from provider relief fund	—	(6,419)	(21,451)
Depreciation and amortization	149,595	132,349	117,769
Interest expense, net	116,368	82,125	69,760
Legal settlements expense	—	394,181	—
Loss on impairment	17,276	9,790	—
Gain on sale of property	—	(9,747)	—
Transaction, legal and other costs	46,753	62,026	23,792
Total expenses	2,812,084	2,954,098	2,236,256
Income (loss) before income taxes	341,879	(25,360)	374,143
Provision for (benefit from) income taxes	77,395	(9,699)	94,110
Net income (loss)	264,484	(15,661)	280,033
Net income attributable to noncontrolling interests	(8,872)	(6,006)	(6,894)
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$255,612	$(21,667)	$273,139
Earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$2.79	$(0.24)	$3.05
Diluted	$2.78	$(0.24)	$2.98
Weighted-average shares outstanding:
Basic	91,621	90,949	89,680
Diluted	92,059	90,949	91,555

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-	(Accumulated Deficit) Retained
	Shares	Amount	in Capital	Earnings	Total
Balance at January 1, 2022	89,028	$890	$2,636,350	$(119,751)	$2,517,489
Common stock issued under stock incentive plans	886	9	11,604	—	11,613
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(17,792)	—	(17,792)
Equity-based compensation expense	—	—	29,635	—	29,635
Other	—	—	(1,357)	—	(1,357)
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	273,139	273,139
Balance at December 31, 2022	89,914	899	2,658,440	153,388	2,812,727
Common stock issued under stock incentive plans	1,350	14	8,183	—	8,197
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(52,532)	—	(52,532)
Equity-based compensation expense	—	—	32,289	—	32,289
Other	—	—	2,960	—	2,960
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	(21,667)	(21,667)
Balance at December 31, 2023	91,264	913	2,649,340	131,721	2,781,974
Common stock issued under stock incentive plans	511	5	7,205	—	7,210
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(8,551)	—	(8,551)
Equity-based compensation expense	—	—	37,113	—	37,113
Other	—	—	357	—	357
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	255,612	255,612
Balance at December 31, 2024	91,775	$918	$2,685,464	$387,333	$3,073,715

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating activities:
Net income (loss)	$264,484	$(15,661)	$280,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,595	132,349	117,769
Amortization of debt issuance costs	4,088	3,322	3,261
Equity-based compensation expense	37,113	32,289	29,635
Deferred income taxes	67,708	(93,984)	16,545
Legal settlements expense	—	394,181	—
Loss on impairment	17,276	9,790	—
Gain on sale of property	—	(9,747)	—
Other	(4,686)	3,168	2,680
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,329)	(39,012)	(41,978)
Other current assets	(7,462)	8,880	(17,626)
Other assets	521	989	2,252
Accounts payable and other accrued liabilities	(420,893)	17,404	5,174
Accrued salaries and benefits	12,115	16,532	6,804
Other liabilities	12,163	10,815	15,090
Government relief funds	—	(8,975)	(39,070)
Net cash provided by operating activities	129,693	462,340	380,569
Investing activities:
Cash paid for acquisitions, net of cash acquired	(53,550)	(349)	(9,507)
Cash paid for capital expenditures	(690,385)	(424,133)	(296,149)
Proceeds from sale of property and equipment	10,435	29,422	7,074
Other	(2,979)	(2,159)	(7,248)
Net cash used in investing activities	(736,479)	(397,219)	(305,830)
Financing activities:
Borrowings on long-term debt	350,000	—	—
Borrowings on revolving credit facility	305,000	40,000	—
Principal payments on revolving credit facility	(15,000)	(35,000)	(95,000)
Principal payments on long-term debt	(56,331)	(21,250)	(18,594)
Payment of debt issuance costs	(1,518)	—	—
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	(1,341)	(44,335)	(6,179)
Contributions from noncontrolling partners in joint ventures	5,180	2,958	15,362
Distributions to noncontrolling partners in joint ventures	(2,972)	(5,107)	(1,004)
Acquisition of ownership interests from noncontrolling partners	—	—	(5,540)
Other	—	37	52
Net cash provided by (used in) financing activities	583,018	(62,697)	(110,903)
Net (decrease) increase in cash and cash equivalents	(23,768)	2,424	(36,164)
Cash and cash equivalents at beginning of the period	100,073	97,649	133,813
Cash and cash equivalents at end of the period	$76,305	$100,073	$97,649
Supplemental Cash Flow Information:
Cash paid for interest	$113,401	$80,745	$65,687
Cash paid for income taxes	$28,148	$66,397	$86,195
Effect of acquisitions:
Assets acquired, excluding cash	$59,235	$6,766	$10,756
Liabilities assumed	(4,185)	(128)	(1,249)
Contingent consideration issued in connection with an acquisition	(1,500)	—	—
Redeemable noncontrolling interest resulting from an acquisition	—	(6,289)	—
Cash paid for acquisitions, net of cash acquired	$53,550	$349	$9,507

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

1. Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At December 31, 2024, these subsidiaries operated 262 behavioral healthcare facilities with approximately 11,850 beds in 39 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $156.8 million, $153.3 million and $124.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $7.0 million per claim and $10.0 million for certain other claims through August 31, 2024 and $10.0 million per claim, $15.0 million per claim for certain other claims and $25.0 million for certain batched claims thereafter. The Company has obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $78.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2024 and $80.0 million or $75.0 million in the aggregate for certain other claims thereafter. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The Company recorded unfavorable adjustments of $10.1 million and $5.3 million to its estimated liability for self-insured professional and general liability claims during the years ended December 31, 2024 and 2023, respectively, relating to the settlement or expected settlement of certain prior year claims. The professional and general liability reserve was $87.5 million at December 31, 2024, of which $12.5 million was included in other accrued liabilities and $75.0 million was included in other long-term liabilities. The professional and general liability reserve was $109.4 million at December 31, 2023, of which $12.5 million was included in other accrued liabilities and $96.9 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $9.3 million at December 31, 2024, of which $0.5 million was included in other current assets and $8.8 million was included in other assets, and such receivable was $62.3 million at December 31, 2023, of which $33.6 million was included in other current assets and $28.7 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $30.7 million at December 31, 2024, of which $12.0 million was included in accrued salaries and benefits and $18.7 million was included in other long-term liabilities, and such liability was $26.8 million at December 31, 2023, of which $12.0 million was included in accrued salaries and benefits and $14.8 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $149.6 million, $132.3 million and $117.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the year ended December 31, 2024, the Company recorded non-cash property impairment charges of $12.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded non-cash property impairment charges of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

The Company performed an impairment review of long-lived assets in the fourth quarter of 2024, 2023 and 2022 and recorded no impairment.

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

As of the Company’s annual impairment test on October 1, 2024, the Company had one reporting unit, behavioral healthcare services. The fair value of the Company’s behavioral healthcare services reporting unit substantially exceeded its carrying value, and therefore no impairment was recorded.

During the year ended December 31, 2024, the Company recorded non-cash indefinite-lived intangible asset impairment charges of $3.5 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded non-cash indefinite-lived intangible asset impairment charges of $5.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280) (“ASU 2023-07”) “Improvements to Reportable Segment Disclosures.” ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and the interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted and applied retrospectively. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 22 — Segments for additional information on the Company’s accounting for segment reporting. There is no significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740) (“ASU 2023-09”) “Improvements to Income Tax Disclosures Topic 740.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”).” ASU 2024-03 requires disaggregated disclosure of certain income statement expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

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

At December 31, 2024 and 2023, estimated implicit price concessions of $75.5 million and $68.3 million, respectively, had been recorded as reductions to the Company’s accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts the Company expected to collect.

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

The table below presents total revenue attributed to each category (in thousands):

	Year Ended December 31,
	2024	2023	2022
Acute inpatient psychiatric facilities	$1,678,266	$1,489,248	$1,330,757
Specialty treatment facilities	592,023	614,220	564,671
Comprehensive treatment centers	537,886	500,242	419,940
Residential treatment centers	345,788	325,028	295,031
Revenue	$3,153,963	$2,928,738	$2,610,399

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2024, 2023 and 2022 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company’s cost report payables were $0.8 million and $9.3 million as of December 31, 2024 and 2023, respectively, and were included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.2 million, $1.8 million and $0.1 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $9.2 million, $8.2 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Commercial	$820,828	26.0%	$820,701	28.0%	$788,895	30.2%
Medicare	447,078	14.2%	441,761	15.1%	394,227	15.1%
Medicaid	1,781,615	56.5%	1,578,518	53.9%	1,319,600	50.6%
Self-Pay	60,101	1.9%	67,583	2.3%	76,050	2.9%
Other	44,341	1.4%	20,175	0.7%	31,627	1.2%
Revenue	$3,153,963	100.0%	$2,928,738	100.0%	$2,610,399	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Acadia Healthcare Company, Inc.	$255,612	$(21,667)	$273,139
Denominator:
Weighted-average shares outstanding for basic earnings per share	91,621	90,949	89,680
Effects of dilutive instruments	438	—	1,875
Shares used in computing diluted earnings per common share	92,059	90,949	91,555

Earnings (loss) per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$2.79	$(0.24)	$3.05
Diluted	$2.78	$(0.24)	$2.98

Approximately 0.7 million, 0.3 million and 0.1 million shares of common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively, because their effect would have been anti-dilutive. For the year ended December 31, 2023, approximately 0.9 million outstanding shares of restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded in the calculation of weighted-average shares outstanding-diluted. These shares are excluded from the calculation of diluted earnings per share in the consolidated statement of operations because the net loss for December 31, 2023 causes such securities to be anti-dilutive.

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

On November 7, 2022, the Company acquired four CTCs located in Georgia from Brand New Start Treatment Centers.

Goodwill

The following table summarizes changes in goodwill for the years ended December 31, 2024 and 2023 (in thousands):

Balance at January 1, 2023	$2,222,805
Increase from acquisitions	337
Increase from contributions of redeemable noncontrolling interests	2,820
Balance at December 31, 2023	2,225,962
Increase from acquisitions	38,889
Balance at December 31, 2024	$2,264,851

Of the increases to goodwill from acquisitions in 2024 and 2023, the Company expects $36.2 million and $0.3 million to be tax-deductible for the years ended December 31, 2024 and 2023, respectively.

6. Other current assets

Other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$41,359	$36,085
Income taxes receivable	31,863	12,416
Other receivables	24,321	22,084
Assets held for sale	18,477	11,496
Workers’ compensation deposits – current portion	12,000	12,000
Inventory	5,654	5,300
Insurance receivable – current portion	452	33,579
Other	1,722	1,516
Other current assets	$135,848	$134,476

7. Property and Equipment

Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Land	$202,550	$183,347
Building and improvements	2,326,108	2,064,353
Equipment	448,107	365,826
Construction in progress	772,505	420,430
	3,749,270	3,033,956
Less: accumulated depreciation	(896,077)	(767,346)
Property and equipment, net	$2,853,193	$2,266,610

During the year ended December 31, 2024, the Company recorded non-cash property impairment charges of $12.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded non-cash property impairment charges of $2.0 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets for closed properties actively marketed of $18.5 million and $11.5 million at December 31, 2024 and 2023, respectively.

8. Other Intangible Assets

Other identifiable intangible assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Licenses and accreditations	$11,631	$11,681
Trade names	39,587	42,588
Certificates of need	18,785	19,009
Total	$70,003	$73,278

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

During the year ended December 31, 2024, the Company recorded a non-cash indefinite-lived intangible asset impairment charge of $3.5 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded a non-cash indefinite-lived intangible asset impairment charge of $5.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

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

During the year ended December 31, 2024, the Company recorded non-cash operating lease right-of-use asset impairment charges of $1.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded non-cash operating lease right-of-use asset impairment charges of $2.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

Lease Position

The Company recorded the following at December 31, 2024 and 2023 on the consolidated balance sheets (in thousands):

		December 31,
Right-of-Use Assets	Balance Sheet Classification	2024	2023
Finance lease right-of-use assets	Property and equipment, net	$7,872	$7,872
Operating lease right-of-use assets	Operating lease right-of-use assets	118,369	117,780
Total		$126,241	$125,652

		December 31,
Lease Liabilities	Balance Sheet Classification	2024	2023
Current:
Finance lease liabilities	Other accrued liabilities	$1,089	$990
Operating lease liabilities	Current portion of operating lease liabilities	25,462	26,268
Noncurrent:
Finance lease liabilities	Other liabilities	10,805	10,896
Operating lease liabilities	Operating lease liabilities	101,828	100,808
Total		$139,184	$138,962

Weighted-average remaining lease terms and discount rates were as follows at December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Finance	19.8	20.9
Operating	8.0	8.1

Weighted-average discount rate:
Finance	5.1%	5.1%
Operating	6.0%	5.7%

Lease Costs

The Company recorded the following lease costs for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease costs:
Depreciation of leased assets	378	378	378
Interest of lease liabilities	1,014	1,028	1,041
Total finance lease costs	$1,392	$1,406	$1,419

Operating lease costs	34,977	34,400	34,349
Variable lease costs	3,421	3,319	3,129
Short term lease costs	2,995	3,237	2,605
Other lease costs	6,468	5,596	5,379
Total rents and leases	$47,861	$46,552	$45,462

Total lease costs	$49,253	$47,958	$46,881

Other

Undiscounted future cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2024 (in thousands):

	Finance Leases	Operating Leases
2025	$1,089	$32,457
2026	1,089	26,261
2027	1,089	20,217
2028	1,089	16,738
2029	1,107	13,589
Thereafter	19,626	57,221
Total minimum lease payments	25,089	166,483
Less: amount of lease payments representing interest	13,195	39,193
Present value of future minimum lease payments	11,894	127,290
Less: Current portion of lease liabilities	1,089	25,462
Noncurrent lease liabilities	$10,805	$101,828

Supplemental data for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36,141	$34,940	$33,836
Operating cash flows for finance leases	$1,014	$1,028	$1,041
Financing cash flows for finance leases	$(8)	$(38)	$(51)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,060	$14,714	$31,294
Finance leases	$—	$—	$—

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

The Company has participated in certain relief programs offered through the CARES Act, including receipt of funds relating to the Public Health and Social Services Emergency Fund (“PHSSE Fund”), also known as the Provider Relief Fund, and the American Rescue Plan (“ARP”) Rural Payments for Hospitals. During the year ended December 31, 2022, the Company recorded $21.5 million of income from provider relief fund related to ARP funds received. During the year ended December 31, 2023, the Company recorded $6.4 million of income from provider relief fund related to ARP funds received and repaid the remaining balance of ARP funds to eliminate the liability.

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

On January 30, 2024, a sixth lawsuit styled CNRAG, Inc. as Legal Guardian of A.C. v. Garcia et al., No. D-117-CV-2024-00045 was filed in the District Court alleging similar claims as the previous five lawsuits in the Desert Hills Litigation. The ward in this sixth lawsuit was referenced in prior criminal charges against Garcia in January 2019; however, prior to this lawsuit, neither the ward nor guardian made contact with the Company about a possible claim. The Company determined that a lawsuit from this plaintiff was unlikely because no claims had ever been asserted and the statute of limitations had expired. Plaintiff’s allegations assert certain claims, which, if true, may toll the statute of limitations. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this sixth lawsuit. No additional victims are referenced in the prior criminal charges against Garcia.

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

On October 16, 2024, a putative class action complaint was filed against the Company and certain former and current officers in the lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 28, 2020 and September 26, 2024, and alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 21, 2024, an amended putative class action complaint was filed, asserting the same claims but expanding the proposed class period to October 18, 2024. On October 29, 2024, a putative class action complaint was filed against the Company and certain former and current officers in the lawsuit styled Dyar v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01300, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 28, 2020 and October 18, 2024, and alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On December 3, 2024, the Kachrodia and Dyar cases were consolidated. On December 10, 2024, a putative class action complaint was filed against the Company and certain former and current officers in the lawsuit styled City of Fort Lauderdale Police and Firefighters Retirement System v. Acadia Healthcare Company, Inc. et al., Case No. 3:24-cv-01447, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 8, 2020 and October 30, 2024, and alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. A joint motion is pending to consolidate the City of Fort Lauderdale case with the Kachrodia and Dyar cases.

At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with these cases.

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

On February 14, 2025, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Kachrodia v. Osteen, et al., Case No. 3:25-cv-00172, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 21D of the Exchange Act, breach of fiduciary duty, insider selling, unjust enrichment, and waste of corporate assets.

At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with these derivative actions.

Government Investigation

In the fall of 2017, the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities (collectively, the “2017 OIG/DOJ Investigation”) focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. On September 23, 2024, the Company entered into a civil settlement agreement with the federal government (the “2017 OIG/DOJ Settlement Agreement”), which fully resolved the 2017 OIG/DOJ Investigation with no admission of liability or wrongdoing by the Company. During the year ended December 31 2024, pursuant to the 2017 OIG/DOJ Settlement Agreement, the Company paid $19.9 million, plus interest, to the federal government and four states that participated in the 2017 OIG/DOJ Investigation in exchange for the release and discharge of any civil or administrative monetary claims arising from the 2017 OIG/DOJ Investigation.

In September 2024, the Company received a grand jury subpoena from the United States District Court for the Western District of Missouri (the “W.D.Mo.”), issued by attorneys from the Criminal Division of the U.S. Department of Justice (the “DOJ Criminal Division”), related to the Company’s acute care service line and related admissions, length of stay and billing practices. In addition, Lakeland Hospital Acquisition, LLC, a subsidiary of the Company, also received a grand jury subpoena from W.D.Mo. on the same day regarding similar subject matter. The Company had also received requests in September 2024 for information on similar subject matter from the United States Attorney’s Office for the Southern District of New York, which were withdrawn in the same month. The investigation is being led by attorneys from the DOJ Criminal Division. The DOJ Criminal Division withdrew its subpoenas in October 2024, then re-issued subpoenas regarding the same subject matter in December 2024. The DOJ Criminal Division is leading and coordinating the efforts from a number of federal agencies and departments investigating such issues, any of which might later make their own requests for information. The Company has also received subpoenas from the United States Securities and Exchange Commission (the “SEC”) requesting similar information as well as information relating to the CTC service line. The Company is currently conducting a comprehensive internal investigation using external advisors, but, at this time, no findings or conclusions have been made. The Company is fully cooperating with authorities, including active engagement with the DOJ Criminal Division and the SEC. At this time, the Company cannot speculate on whether the outcome of these investigations will have any impact on its business or operations and cannot reasonably estimate the amount or range of the ultimate liability, if any, in connection with these investigations.

Certain members of the United States Congress have requested, and such members or other members may in the future request, information from or about the Company related to, among other things, the Company’s admissions, length of stay, billing practices, and opioid treatment programs. The Company intends to cooperate with any such request. At this time, the Company cannot speculate on the outcome or duration of any such inquiries.

12. Other accrued liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued expenses	$38,759	$80,733
Accrued interest	18,048	18,046
Insurance liability – current portion	12,486	12,486
Accrued property taxes	8,671	7,097
Contract liabilities	1,686	2,165
Finance lease liabilities	1,089	990
Cost report payable	808	9,265
Accrued Desert Hills settlement	—	393,696
Other	5,964	7,783
Other accrued liabilities	$87,511	$532,261

13. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
Credit Facility:
Term Loan A	$670,856	$377,188
Revolving Line of Credit	370,000	80,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
Less: unamortized debt issuance costs, discount and premium	(8,947)	(10,421)
	1,956,909	1,371,767
Less: current portion	(76,816)	(29,219)
Long-term debt	$1,880,093	$1,342,548

Credit Facility

On March 17, 2021, the Company entered into a credit agreement (as amended the “Credit Facility”), which provided for a $600.0 million senior secured revolving credit facility (the “Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million (as increased by the Incremental Term Loans (as defined below), the “Term Loan Facility”), each maturing on March 17, 2026. The Revolving Facility further provides for a $20.0 million subfacility for the issuance of letters of credit.

On March 30, 2023, the Company entered into Amendment No. 1 to the Credit Facility (the “First Amendment”), which replaced the London Interbank Offered Rate (“LIBOR”), as the reference rate applicable to borrowings under the Credit Facility with the Secured Overnight Financing Rate as determined for a term of, at the Company’s option, one, three or six months, plus an adjustment of 0.10% (“Adjusted Term SOFR”). After giving effect to the First Amendment, borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) Adjusted Term SOFR plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the Consolidated Total Net Leverage Ratio (as defined in the Credit Facility). In addition, an unused fee that varies according to the Consolidated Total Net Leverage Ratio of the Company ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility.

On January 18, 2024, the Company entered into Amendment No. 2 to the Credit Facility (the “Second Amendment”), which provided for the incurrence of additional senior secured term loans in an aggregate principal amount of $350.0 million (the “Incremental Term Loans”). Such Incremental Term Loans are structured as an increase of the Term Loan Facility. The maturity date, the leverage-based pricing grid, mandatory prepayment events and other terms applicable to the Incremental Term Loans are substantially identical to those applicable to the initial $425.0 million term loans incurred under the Term Loan Facility. After giving effect to the Incremental Term Loans, the Credit Facility requires quarterly principal repayments for the Term Loan Facility of approximately $15.4 million for March 31, 2025 and $20.5 million for each quarter ending from June 30, 2025 to December 31, 2025. The remaining outstanding principal balance of the Term Loan Facility is due on the maturity date of March 17, 2026.

The Company has the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $480.0 million and an amount equal to 100% of the consolidated EBITDA of the Company at the time of determination (the “Incremental Fixed Basket”) and (ii) additional amounts that would not cause the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Facility) to exceed 3.5 to 1.0 (the “Incremental Ratio Basket”). The Incremental Term Loans were incurred in reliance on the Incremental Ratio Basket, leaving the full amount of the Incremental Fixed Basket available for any future Incremental Facilities.

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

The Credit Facility contains customary representations and affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay junior indebtedness and enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Facility contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any consecutive four fiscal quarter period, a Consolidated Total Net Leverage Ratio of not more than 4.5 to 1.0 (which may be increased to 5.0 to 1.0 for a period of up to four consecutive fiscal quarters following the consummation of certain material acquisitions) and a Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of at least 3.0 to 1.0. The Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Facility may be accelerated, the lenders’ commitments terminated, and/or the lenders may exercise collateral remedies. At December 31, 2024, the Company’s Consolidated Total Net Leverage Ratio was 2.7x, and the Company was in compliance with all financial covenants.

During the year ended December 31, 2024, the Company borrowed $305.0 million on the Revolving Facility and repaid $15.0 million of the balance outstanding. During the year ended December 31, 2023, the Company borrowed $40.0 million on the Revolving Facility and repaid $35.0 million of the balance outstanding. The Company had $226.5 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.5 million related to security for the payment of claims required by its workers’ compensation insurance program at December 31, 2024.

As of the date of this Annual Report on Form 10-K, the Company is nearing completion of a syndication and closing process being led by JPMorgan Chase Bank, N.A. (“JPM”) for the replacement of the Revolving Facility and the Term Loan Facility with a new $1.0 billion, five-year senior secured revolving credit facility and a new $650 million, five-year senior secured term loan with JPM, as administrative agent, and a syndicate of lenders (the “Replacement Credit Facility”). JPM has provided the Company with a commitment for its allocated amount under the Replacement Credit Facility, and has received commitments from other lenders for the portion of the Replacement Credit Facility that will not be provided by JPM. While the Company currently expects to close the Replacement Credit Facility promptly after the filing of this Annual Report on Form 10-K, there can be no assurance that the Company will be able to complete any such transaction in that timeframe or at all.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2024 were $8.9 million, net of accumulated amortization of $9.8 million. Debt issuance costs at December 31, 2023 were $10.4 million, net of accumulated amortization of $6.8 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $3.0 million, $2.2 million and $2.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

Other

The aggregate maturities of long-term debt at December 31, 2024 were as follows (in thousands):

2025	$76,816
2026	964,040
2027	—
2028	450,000
2029	475,000
Thereafter	—
Total	$1,965,856

14. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2024, the Company operated 11 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 15 — Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2023	$88,257
Contributions from noncontrolling partners in joint ventures	16,530
Net income attributable to noncontrolling interests	6,006
Distributions to noncontrolling partners in joint ventures	(5,107)
Balance at December 31, 2023	105,686
Contributions from noncontrolling partners in joint ventures	5,530
Net income attributable to noncontrolling interests	8,872
Distributions to noncontrolling partners in joint ventures	(2,972)
Balance at December 31, 2024	$117,116

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

At December 31, 2024, the Company operated 11 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at December 31, 2024 and 2023 include total assets of variable interest entities of $930.9 million and $597.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at December 31, 2024 and 2023 include total liabilities of variable interest entities of $36.8 million and $27.0 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$97,901	$55,149
Accounts receivable, net	39,050	34,910
Other current assets	5,388	2,193
Total current assets	142,339	92,252
Property and equipment, net	718,084	438,965
Goodwill	42,384	42,384
Intangible assets, net	18,394	18,295
Operating lease right-of-use assets	9,724	5,948
Total assets	$930,925	$597,844

Accounts payable	$9,756	$8,235
Accrued salaries and benefits	12,608	9,909
Current portion of operating lease liabilities	613	273
Other accrued liabilities	4,054	2,385
Total current liabilities	27,031	20,802
Operating lease liabilities	9,740	6,160
Total liabilities	$36,771	$26,962

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

17. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2024, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 2,053,112 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $37.1 million, $32.3 million and $29.6 million in equity-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively. Stock compensation expense for the years ended December 31, 2024, 2023 and 2022 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At December 31, 2024, there was $71.9 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

The Company recognized a deferred income tax benefit of $10.1 million, $8.8 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2022, 2023 and 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2022	1,106,069	$42.07
Options granted	334,260	55.73
Options exercised	(285,577)	40.66
Options cancelled	(175,475)	46.98
Options outstanding at December 31, 2022	979,277	46.27
Options granted	296,340	78.94
Options exercised	(198,527)	41.29
Options cancelled	(140,545)	55.95
Options outstanding at December 31, 2023	936,545	56.21
Options granted	4,000	75.30
Options exercised	(158,714)	45.43
Options cancelled	(86,810)	66.91
Options outstanding at December 31, 2024	695,021	$57.45	6.34	$1,317,714
Options exercisable at December 31, 2024	393,416	$48.91	5.35	$1,317,714

Fair values are estimated using the Black-Scholes option pricing model. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value of options	$27.24	$30.99	$20.72
Risk-free interest rate	4.4%	4.2%	2.0%
Expected volatility	33%	37%	39%
Expected life (in years)	4.8	5.0	5.0

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

Other Stock-Based Awards

Restricted stock unit activity during 2022, 2023 and 2024 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	926,627	$37.84
Granted	650,396	64.65
Cancelled	(145,205)	49.03
Vested	(386,616)	32.64
Unvested at December 31, 2022	1,045,202	$54.89
Granted	587,239	76.32
Cancelled	(198,740)	57.21
Vested	(403,223)	50.48
Unvested at December 31, 2023	1,030,478	$68.38
Granted	608,572	71.78
Cancelled	(127,761)	72.84
Vested	(365,871)	63.29
Unvested at December 31, 2024	1,145,418	$71.31

Performance stock unit activity during 2022, 2023 and 2024 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	1,504,420	$23.20
Granted	105,311	73.96
Performance adjustment	182,543	33.05
Cancelled	—	—
Vested	(518,474)	43.16
Unvested at December 31, 2022	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	407,825	17.69
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at December 31, 2023	336,031	$69.35
Granted	78,955	68.04
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at December 31, 2024	291,518	$71.47

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

Performance stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based stock units are subject to the continuing service of the employee during the three-year period covered by the awards. The performance condition for the performance stock units are based on the Company’s achievement of annually established targets for diluted earnings per share, adjusted earnings before interest, income taxes, depreciation and amortization and/or revenue. The number of shares issuable at the end of the applicable vesting period of performance stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of performance stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

The fair values of restricted stock unit awards and performance stock units that vested during the years ended December 31, 2024, 2023 and 2022 were $30.2 million, $38.4 million and $49.2 million, respectively.

18. Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Government investigations	$30,620	$18,796	$504
Legal, accounting and other acquisition-related costs	11,172	12,705	5,778
Management transition costs	3,599	23,283	11,575
Termination and restructuring costs	1,362	7,242	5,935
Total	$46,753	$62,026	$23,792

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 11 – Commitments and Contingencies. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($5.0 million, $2.9 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($4.8 million, $8.8 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively); and direct costs associated with acquisitions ($1.4 million, $1.0 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of the Company’s Chief Executive Officer beginning in the first quarter of 2022 have concluded. Termination and restructuring costs include costs, net of gains, incurred related to the closure and disposition of certain facilities or contract amendments.

19. Income Taxes

Provision for (benefit from) income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$6,133	$68,939	$63,041
State	2,932	14,413	13,769
Foreign	622	933	755
Total current provision	9,687	84,285	77,565
Deferred:
Federal	63,534	(72,046)	9,808
State	3,806	(22,495)	6,377
Foreign	368	557	360
Total deferred provision	67,708	(93,984)	16,545
Provision for (benefit from) income taxes	$77,395	$(9,699)	$94,110

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate on income before income taxed	21.0%	21.0%	21.0%
Impact of foreign operations	0.1	(2.2)	(0.1)
State income taxes, net of federal tax effect	2.0	45.6	4.7
Nondeductible expenses and permanent differences	1.3	(30.7)	0.4
Change in valuation allowance	(0.3)	(0.1)	0.2
Unrecognized tax benefit	0.2	(14.8)	—
Federal tax credits	(1.6)	9.8	(0.6)
Noncontrolling interest	(0.6)	7.4	(0.4)
Other	0.5	2.2	—
Effective income tax rate	22.6%	38.2%	25.2%

For the year ended December 31, 2024, the provision for income taxes was $77.4 million, reflecting an effective tax rate of 22.6%, compared to benefit from income taxes of $(9.7) million, reflecting an effective tax rate of 38.2%, for the year ended December 31, 2023. The Company’s higher pre-tax results for the year yields lower volatility in the items impacting the effective tax rate for the year ended December 31, 2024 when compared to prior periods.

The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Foreign	$3,472	$5,889	$5,420
Domestic	338,407	(31,249)	368,723
Income (loss) before income taxes	$341,879	$(25,360)	$374,143

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$19,853	$5,729
Capital loss carryovers	217,100	215,175
Bad debt allowance	1,830	1,780
Accrued compensation and severance	18,534	18,250
Insurance reserves	22,706	17,343
Leases	1,039	948
Accrued expenses	—	1,091
Accrued Desert Hills settlement	—	104,636
Interest carryforward	25,131	2,430
Lease right-of-use liabilities	28,697	29,781
Fixed asset basis difference	14,374	10,480
Other assets	3,660	1,564
Total gross deferred tax assets	352,924	409,207
Less: valuation allowance	(218,129)	(217,137)
Deferred tax assets	134,795	192,070
Deferred tax liabilities:
Prepaid items	(5,321)	(4,609)
Accrued expenses	(1,813)	—
Intangible assets	(161,934)	(152,284)
Lease right-of-use assets	(26,819)	(27,800)
Investment in foreign subsidiary	(1,890)	(2,650)
Total deferred tax liabilities	(197,777)	(187,343)
Total net deferred tax asset (liability)	$(62,982)	$4,727

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2024 and 2023, the Company carried a valuation allowance against deferred tax assets of $218.1 million and $217.1 million, respectively. These amounts are primarily related to the Company’s capital loss carryforward resulting from the 2021 sale of the Company’s operations in the United Kingdom and certain state net operating losses. If the capital loss carryforward is not utilized, it will expire in 2026.

The Company has state net operating loss carryforwards at December 31, 2024 and 2023 of approximately $546.7 million and $175.9 million, respectively. A portion of these net operating loss carryforwards, if not utilized, will begin to expire in 2027, while some have an indefinite carryforward period. In addition, the Company has certain state tax credits of $1.8 million which will begin to expire in 2042 if not utilized.

Income taxes receivable was $31.9 million and $12.4 million at December 31, 2024 and 2023, respectively, and is recorded within other current assets on the consolidated balance sheets.

The Company has recorded liabilities related to unrecognized tax benefits of $7.2 million and $4.0 million at December 31, 2024 and 2023, respectively. These amounts are inclusive of interest and penalties of $2.2 million and $0.9 million, respectively, and are included in other liabilities on the consolidated balance sheets. The amount of unrecognized tax benefit, if realized, that would affect the effective tax rate is $6.9 million and $3.8 million at December 31, 2024 and December 31, 2023, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits, exclusive of any interest and penalties, is as follows (in thousands):

	2024	2023	2022
Balance at January 1	$3,089	$—	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	1,918	3,089	—
Reductions as a result of the lapse of applicable statutes of limitations	—	—	—
Balance at December 31	$5,007	$3,089	$—

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2020. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. While no foreign jurisdictions are presently under examination, the Company may be subject to examination for tax years after 2019. Generally, for state tax purposes, the Company’s tax years after 2019 remain open for examination by the tax authorities. At the date of this report, there were no material audits or inquiries that had progressed sufficiently to predict their ultimate outcome.

20. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes at December 31, 2024 and 2023 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2024	2023	2024	2023
Credit Facility	$1,039,349	$455,880	$1,039,349	$455,880
5.500% Senior Notes due 2028	$446,435	$445,539	$425,229	$436,628
5.000% Senior Notes due 2029	$471,125	$470,348	$439,324	$451,534

The Credit Facility, 5.500% Senior Notes and 5.000% Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

21. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $12.2 million, $10.9 million and $6.6 million related to the 401(k) plan for the years ended December 31, 2024, 2023 and 2022, respectively.

22. Segments

The Company has one reportable segment, behavioral healthcare services. The behavioral healthcare services segment provides inpatient and outpatient behavioral healthcare services. The Company derives revenue from 39 states and Puerto Rico and manages business activities on a consolidated basis. Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment.

The accounting policies of the behavioral healthcare services segment are described in Note 2 — Summary of Significant Accounting Policies. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the behavioral healthcare services segment and decides how to allocate resources based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The CODM reviews expenses in a format consistent with the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses EBITDA to evaluate income generated from segment assets in deciding whether to reinvest assets into the behavioral healthcare services segment or into other parts of the entity, such as for acquisitions or debt reduction. EBITDA is used to monitor budget versus actual results. The CODM also uses EBITDA in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have intra-entity sales or transfers.

23. Subsequent Events

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “share repurchase program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the share repurchase program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The share repurchase program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares.