Form 10-Q
period 2025-03-31
Acadia Healthcare Company, Inc.
filed 2025-05-12
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At May 12, 2025, there were 92,122,163 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$91,236	$76,305
Accounts receivable, net	396,632	365,339
Other current assets	151,082	135,848
Total current assets	638,950	577,492
Property and equipment, net	2,955,952	2,853,193
Goodwill	2,276,368	2,264,851
Intangible assets, net	78,825	70,003
Deferred tax assets	23,179	20,964
Operating lease right-of-use assets	120,701	118,369
Other assets	53,623	52,043
Total assets	$6,147,598	$5,956,915

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,250	$76,816
Accounts payable	204,012	232,704
Accrued salaries and benefits	140,125	155,426
Current portion of operating lease liabilities	24,816	25,462
Other accrued liabilities	88,148	87,511
Total current liabilities	473,351	577,919
Long-term debt	2,184,293	1,880,093
Deferred tax liabilities	80,540	83,946
Operating lease liabilities	101,314	101,828
Other liabilities	134,122	122,298
Total liabilities	2,973,620	2,766,084
Redeemable noncontrolling interests	132,420	117,116
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,388,634 and 91,775,264 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	904	918
Additional paid-in capital	2,692,203	2,685,464
Retained earnings	348,451	387,333
Total equity	3,041,558	3,073,715
Total liabilities and equity	$6,147,598	$5,956,915

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenue	$770,505	$768,051
Salaries, wages and benefits (including equity-based compensation expense of $8,677 and $8,678, respectively)	445,271	417,523
Professional fees	45,707	45,688
Supplies	28,342	26,652
Rents and leases	11,656	11,863
Other operating expenses	114,002	101,073
Depreciation and amortization	47,032	36,347
Interest expense, net	29,182	27,214
Debt extinguishment costs	1,269	—
Legal settlements expense	3,504	—
Transaction, legal and other costs	31,072	2,847
Total expenses	757,037	669,207
Income before income taxes	13,468	98,844
Provision for income taxes	4,404	20,074
Net income	9,064	78,770
Net income attributable to noncontrolling interests	(690)	(2,387)
Net income attributable to Acadia Healthcare Company, Inc.	$8,374	$76,383
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.09	$0.84
Diluted	$0.09	$0.83
Weighted-average shares outstanding:
Basic	91,654	91,363
Diluted	92,038	92,010

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2023	91,264	$913	$2,649,340	$131,721	$2,781,974
Common stock issued under stock incentive plans	310	3	4,099	—	4,102
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(5,115)	—	(5,115)
Equity-based compensation expense	—	—	8,678	—	8,678
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	76,383	76,383
Balance at March 31, 2024	91,574	916	2,657,002	208,104	2,866,022
Common stock issued under stock incentive plans	107	1	1,477	—	1,478
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,133)	—	(2,133)
Equity-based compensation expense	—	—	8,869	—	8,869
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	78,482	78,482
Balance at June 30, 2024	91,681	917	2,665,215	286,586	2,952,718
Common stock issued under stock incentive plans	76	1	1,608	—	1,609
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(765)	—	(765)
Equity-based compensation expense	—	—	9,467	—	9,467
Other	—	—	357	—	357
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	68,132	68,132
Balance at September 30, 2024	91,757	918	2,675,882	354,718	3,031,518
Common stock issued under stock incentive plans	18	—	21	—	21
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(538)	—	(538)
Equity-based compensation expense	—	—	10,099	—	10,099
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	32,615	32,615
Balance at December 31, 2024	91,775	918	2,685,464	387,333	3,073,715
Common stock issued under stock incentive plans	217	2	(2)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,936)	—	(1,936)
Repurchase of common stock	(1,603)	(16)	—	(47,256)	(47,272)
Equity-based compensation expense	—	—	8,677	—	8,677
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	8,374	8,374
Balance at March 31, 2025	90,389	$904	$2,692,203	$348,451	$3,041,558

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating activities:
Net income	$9,064	$78,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,032	36,347
Amortization of debt issuance costs	1,056	1,016
Equity-based compensation expense	8,677	8,678
Deferred income taxes	(5,621)	17,476
Debt extinguishment costs	1,269	—
Legal settlements	3,504	—
Other	73	(4,094)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(30,993)	(22,930)
Other current assets	(9,019)	(15,629)
Other assets	(1,214)	696
Accounts payable and other accrued liabilities	(9,242)	(403,340)
Accrued salaries and benefits	(19,801)	(25,024)
Other liabilities	16,692	6,749
Net cash provided by (used in) operating activities	11,477	(321,285)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(8,594)	(50,353)
Cash paid for capital expenditures	(174,631)	(142,410)
Proceeds from sale of property and equipment	43	9,056
Other	(56)	(907)
Net cash used in investing activities	(183,238)	(184,614)
Financing activities:
Borrowings on long-term debt	1,200,000	350,000
Borrowings on revolving credit facility	760,000	160,000
Principal payments on revolving credit facility	(1,035,000)	(15,000)
Principal payments on long-term debt	—	(10,242)
Repayment of long-term debt	(670,856)	—
Payment of debt issuance costs	(18,615)	(1,518)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(1,936)	(1,013)
Repurchase of common stock	(46,880)	—
Contributions from noncontrolling partners in joint ventures	—	2,280
Distributions to noncontrolling partners in joint ventures	—	(1,020)
Other	(21)	(358)
Net cash provided by financing activities	186,692	483,129
Net increase (decrease) in cash and cash equivalents	14,931	(22,770)
Cash and cash equivalents at beginning of the period	76,305	100,073
Cash and cash equivalents at end of the period	$91,236	$77,303

Effect of acquisitions:
Assets acquired, excluding cash	$19,768	$55,309
Liabilities assumed	(300)	(3,456)
Contingent consideration issued in connection with an acquisition	—	(1,500)
Redeemable noncontrolling interest resulting from an acquisition	(10,874)	—
Cash paid for acquisitions, net of cash acquired	$8,594	$50,353

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At March 31, 2025, these subsidiaries operated 270 behavioral healthcare facilities with approximately 12,000 beds in 39 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Company’s financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

2.
Recently Issued Accounting Standards

In August 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-05 Business Combinations—Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”) “Recognition and Initial Measurement”. ASU 2023-05 requires entities to recognize and initially measure a joint venture's assets and liabilities at fair value on the formation date. This guidance is effective prospectively for all joint ventures formed on or after January 1, 2025 and may be applied either prospectively or retrospectively. The Company prospectively adopted ASU 2023-05 on January 1, 2025, and such adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) (“ASU 2023-07”) “Improvements to Reportable Segment Disclosures”. ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in ASU 2023-07 regarding interim disclosures is effective for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the interim disclosure requirements in ASU 2023-07 on January 1, 2025, and such adoption did not have a significant impact on the Company’s condensed consolidated financial statements. See Note 19 — Segments for additional information on the Company’s accounting for segment reporting.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) (“ASU 2023-09”) “Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of annual income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”)“Disaggregation of Income Statement Expenses”. ASU 2024-03 requires disaggregated disclosure of certain income statement expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s condensed consolidated financial statements.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2025	2024
Acute inpatient psychiatric facilities	$412,232	$406,422
Specialty treatment facilities	136,974	143,832
Comprehensive treatment centers	136,985	132,167
Residential treatment centers	84,314	85,630
Revenue	$770,505	$768,051

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three months ended March 31, 2025 and 2024 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Commercial	$192,755	25.0%	$196,017	25.5%
Medicare	114,754	14.9%	109,388	14.2%
Medicaid	430,814	55.9%	436,422	56.9%
Self-Pay	18,165	2.4%	16,427	2.1%
Other	14,017	1.8%	9,797	1.3%
Revenue	$770,505	100.0%	$768,051	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$8,374	$76,383
Denominator:
Weighted average shares outstanding for basic earnings per share	91,654	91,363
Effects of dilutive instruments	384	647
Shares used in computing diluted earnings per common share	92,038	92,010

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.09	$0.84
Diluted	$0.09	$0.83

Approximately 1.4 million and 0.3 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

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

Goodwill

The changes in goodwill during 2024 and 2025 are as follows (in thousands):

Balance at January 1, 2024	$2,225,962
Increase from acquisitions	38,889
Balance at December 31, 2024	2,264,851
Increase from acquisitions	8,555
Increase from contribution of redeemable noncontrolling interests	2,923
Adjustments related to 2024 acquisitions	39
Balance at March 31, 2025	$2,276,368

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$36,082	$41,359
Income taxes receivable	30,024	31,863
Other receivables	24,995	24,321
Assets held for sale	18,338	18,477
Workers’ compensation deposits – current portion	16,200	12,000
Cost report receivables	15,825	—
Inventory	5,710	5,654
Insurance receivable – current portion	548	452
Other	3,360	1,722
Other current assets	$151,082	$135,848

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$209,989	$202,550
Building and improvements	2,533,822	2,326,108
Equipment	477,164	448,107
Construction in progress	677,428	772,505
	3,898,403	3,749,270
Less: accumulated depreciation	(942,451)	(896,077)
Property and equipment, net	$2,955,952	$2,853,193

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $18.3 million and $18.5 million at March 31, 2025 and December 31, 2024, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Licenses and accreditations	$11,669	$11,631
Trade names	46,328	39,587
Certificates of need	20,828	18,785
Total	$78,825	$70,003

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

Legal Proceedings

The Company is, from time to time, subject to various claims, lawsuits, governmental investigations and regulatory actions, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, and tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of the Company’s individual facilities have received, and from time to time, other facilities may receive, subpoenas, civil investigative demands, audit requests and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations, and violations of the federal False Claims Act can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in governmental health programs. In addition, the False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico, Inc. (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse by a foster parent, Clarence Garcia, that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance: Dorsey, as Guardian ad Litem of M.R. v. Clarence Garcia, et al. (the “M.R. case”), and Higgins, as Guardian ad Litem of J.H. v. Clarence Garcia, et al (the “J.H. case”). While the plaintiffs in those two cases had claims pending against FamilyWorks, and FamilyWorks had raised claims or potential claims against the Company, the parties in each of those cases finalized settlements that resolved all claims between FamilyWorks and the Company. The District Court approved the settlement in the J.H. case on June 10, 2024 and the settlement in the M.R. case on August 12, 2024.

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

Government Investigations

In the fall of 2017, the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities (collectively, the “2017 OIG/DOJ Investigation”) focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. On September 23, 2024, the Company entered into a civil settlement agreement with the federal government (the “2017 OIG/DOJ Settlement Agreement”), which fully resolved the 2017 OIG/DOJ Investigation with no admission of liability or wrongdoing by the Company. During the year ended December 31, 2024, pursuant to the 2017 OIG/DOJ Settlement Agreement, the Company paid $19.9 million, plus interest, to the federal government and four states that participated in the 2017 OIG/DOJ Investigation in exchange for the release and discharge of any civil or administrative monetary claims arising from the 2017 OIG/DOJ Investigation.

In September 2024, the Company received a grand jury subpoena from the United States District Court for the Western District of Missouri (the “W.D.Mo.”), issued by attorneys from the Criminal Division of the U.S. Department of Justice (the “DOJ Criminal Division”), related to the Company’s acute care service line and related admissions, length of stay and billing practices. In addition, Lakeland Hospital Acquisition, LLC, a subsidiary of the Company, also received a grand jury subpoena from the W.D.Mo. on the same day regarding similar subject matter. The Company had also received requests in September 2024 for information on similar subject matter from the United States Attorney’s Office for the Southern District of New York, which were withdrawn in the same month. The investigation is being led by attorneys from the DOJ Criminal Division. The DOJ Criminal Division withdrew its subpoenas in October 2024, then re-issued subpoenas regarding the same subject matter in December 2024. The DOJ Criminal Division is leading and coordinating the efforts from a number of federal agencies and departments investigating such issues, any of which might later make their own requests for information. The Company has also received subpoenas from the SEC requesting similar information as well as information relating to the CTC service line. The Company is currently conducting a comprehensive internal investigation using external advisors, but, at this time, no findings or conclusions have been made. The Company is fully cooperating with authorities, including active engagement with the DOJ Criminal Division and the SEC. At this time, the Company cannot speculate on whether the outcome of these investigations will have any impact on its business or operations and cannot reasonably estimate the amount or range of the ultimate liability, if any, in connection with these investigations.

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

10.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses	$30,365	$38,759
Accrued interest	19,708	18,048
Insurance liability – current portion	12,486	12,486
Accrued property taxes	9,599	8,671
Contract liabilities	1,810	1,686
Finance lease liabilities	1,089	1,089
Cost report payable	—	808
Other	13,091	5,964
Other accrued liabilities	$88,148	$87,511

11.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Credit Facility:
Term Loan A	$650,000	$—
Revolving Line of Credit	95,000	—
Prior Credit Facility:
Term Loan A	—	670,856
Revolving Line of Credit	—	370,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes due 2033	550,000	—
Less: unamortized debt issuance costs, discount and premium	(19,457)	(8,947)
	2,200,543	1,956,909
Less: current portion	(16,250)	(76,816)
Long-term debt	$2,184,293	$1,880,093

Credit Facility

On February 28, 2025 (the “Credit Facility Closing Date”), the Company entered into a new credit agreement (the “Credit Agreement”), which provides for a $1.0 billion senior secured revolving credit facility (including a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million swingline subfacility) (the “Revolving Facility”) and a $650.0 million senior secured term loan facility (the “Term Loan Facility,” and, together with the Revolving Facility, the “Credit Facility”), each maturing on February 28, 2030.

On the Credit Facility Closing Date, the full $650.0 million amount of the Term Loan Facility was funded, and $550.0 million was funded under the Revolving Facility, which amounts were used, among other things, to refinance the outstanding obligations under the Prior Credit Facility (as defined below).

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Company’s option, either (i) a Secured Overnight Financing Rate (“SOFR”) -based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to the Company’s Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.0 million from June 30, 2025 to March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.2 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

The Company has the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of certain customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $710.0 million and an amount equal to 100% of the LTM Consolidated EBITDA (as defined in the Credit Agreement) of the Company at the time of determination and (ii) additional amounts that would not cause the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) to exceed 4.0 to 1.0.

Subject to certain exceptions, substantially all of the Company’s existing and subsequently acquired or organized direct and indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of the Company’s obligations under the Credit Agreement. The obligations of the Company and such guarantor subsidiaries are secured by a pledge of substantially all assets of the Company and such guarantor subsidiaries (excluding all real property and certain other customarily excluded assets).

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit

Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At March 31, 2025, the Company's Consolidated Total Net Leverage Ratio was 3.2x, and the Company was in compliance with all financial covenants.

During the three months ended March 31, 2025, the Company borrowed $645.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At March 31, 2025, the Company had $901.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by its workers’ compensation insurance program.

Prior Credit Facility

On March 17, 2021, the Company entered into a credit agreement (as amended, the “Prior Credit Facility”), which provided for a $600.0 million senior secured revolving credit facility (the “Prior Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million, which amount was later increased by $350.0 million (as increased , the “Prior Term Loan Facility”), each of which was scheduled to mature on March 17, 2026. The Prior Revolving Facility further provided for a $20.0 million subfacility for the issuance of letters of credit.

During the three months ended March 31, 2025, the Company borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding. During the three months ended March 31, 2024, the Company borrowed $160.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

On February 28, 2025, the Company refinanced the Prior Credit Facility by using the proceeds of the Credit Facility to repay the outstanding balances of the Prior Term Loan Facility and the Prior Revolving Facility, which totaled $670.9 million and $485.0 million, respectively. In connection therewith, the Company recorded a loss on extinguishment of $1.3 million, which is included in debt extinguishment costs in the condensed consolidated statements of income.

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

7.375% Senior Notes due 2033

On March 10, 2025, the Company issued $550.0 million of 7.375% Senior Notes due 2033 (the “7.375% Senior Notes”). The 7.375% Senior Notes mature on March 15, 2033 and bear interest at a rate of 7.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. The net proceeds from the issuance and sale of the 7.375% Senior Notes, together with cash on hand, were used to pay down $550.0 million of outstanding borrowings under the Revolving Facility.

The indentures governing the 5.500% Senior Notes, the 5.000% Senior Notes and the 7.375% Senior Notes (together, the “Senior Notes”) contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of the Company’s assets; and (vii) create liens on assets.

The Senior Notes issued by the Company are guaranteed by each of the Company’s subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The guarantees are full and unconditional and joint and several.

The Company may redeem the Senior Notes at its option, in whole or part, at the dates and amounts set forth in the applicable indentures.

12.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2025, the Company operated 12 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2024	$105,686
Contributions from noncontrolling partners in joint ventures	5,530
Net income attributable to noncontrolling interests	8,872
Distributions to noncontrolling partners in joint ventures	(2,972)
Balance at December 31, 2024	117,116
Contributions from noncontrolling partners in joint ventures	14,614
Net income attributable to noncontrolling interests	690
Balance at March 31, 2025	$132,420

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

At March 31, 2025, the Company operated 12 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at March 31, 2025 and December 31, 2024 include total assets of variable interest entities of $1,045.6 million and $930.9 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at March 31, 2025 and December 31, 2024 include total liabilities of variable interest entities of $35.3 million and $36.8 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$96,477	$97,901
Accounts receivable, net	41,739	39,050
Other current assets	9,845	5,388
Total current assets	148,061	142,339
Property and equipment, net	812,558	718,084
Goodwill	45,307	42,384
Intangible assets, net	27,181	18,394
Operating lease right-of-use assets	12,474	9,724
Total assets	$1,045,581	$930,925

Accounts payable	$7,798	$9,756
Accrued salaries and benefits	9,108	12,608
Current portion of operating lease liabilities	633	613
Other accrued liabilities	8,227	4,054
Total current liabilities	25,766	27,031
Operating lease liabilities	9,576	9,740
Total liabilities	$35,342	$36,771

14.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2025, a maximum of 12,700,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 1,202,970 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $8.7 million in equity-based compensation expense for each of the three months ended March 31, 2025 and 2024. Stock compensation expense for the three months ended March 31, 2025 and 2024 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At March 31, 2025, there was $83.6 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

The Company recognized a deferred income tax benefit of $2.4 million for each of the three months ended March 31, 2025 and 2024, related to equity-based compensation expense.

Stock Options

Stock option activity during 2024 and 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2024	936,545	$56.21
Options granted	4,000	75.30
Options exercised	(158,714)	45.43
Options cancelled	(86,810)	66.91
Options outstanding at December 31, 2024	695,021	57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(39,335)	57.51
Options outstanding at March 31, 2025	655,686	$57.44	6.20	$128,417
Options exercisable at March 31, 2025	484,070	$52.43	5.69	$128,417

Fair values are estimated using the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2025. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2024:

December 31, 2024
Weighted average grant-date fair value of options	$27.24
Risk-free interest rate	4.4%
Expected volatility	33%
Expected life (in years)	4.8

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

Other Stock-Based Awards

Restricted stock unit activity during 2024 and 2025 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	1,030,478	$68.38
Granted	608,572	71.78
Cancelled	(127,761)	72.84
Vested	(365,871)	63.29
Unvested at December 31, 2024	1,145,418	$71.31
Granted	950,348	30.15
Cancelled	(29,043)	67.55
Vested	(237,478)	72.39
Unvested at March 31, 2025	1,829,245	$49.84

Performance stock unit activity during 2024 and 2025 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	336,031	$69.35
Granted	78,955	68.04
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at December 31, 2024	291,518	$71.47
Granted	—	—
Performance adjustment	(22,974)	72.07
Cancelled	—	—
Vested	(66,676)	73.96
Unvested at March 31, 2025	201,868	$70.58

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

15.
Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the three months ended March 31, 2025, the Company repurchased 1,602,688 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $47.3 million. As of March 31, 2025, there was $253.2 million of authorization remaining under the Share Repurchase Program.

16.
Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Government investigations	$31,011	$481
Termination and restructuring costs	2,166	(3,400)
Legal, accounting and other acquisition-related costs	(2,105)	4,757
Management transition costs	—	1,009
Total	$31,072	$2,847

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 – Commitments and Contingencies. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.9 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($(3.0) million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.2 million for the three months ended March 31, 2024). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of the Company’s Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024. Termination and restructuring costs include costs, net of gains, incurred related to the closure and disposition of certain facilities or contract amendments.

17.
Income Taxes

The provision for income taxes for the three months ended March 31, 2025 and 2024 reflects effective tax rates of 32.7% and 20.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2025 was primarily attributable to the Company’s lower pre-tax results for the three months ended March 31, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and decreased deductions related to equity-based compensation in the current year. In addition, the three months ended March 31, 2024 included a tax benefit related to a legal entity restructuring.

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

The carrying amounts and fair values of the Credit Facility, the Prior Credit Facility, and the Senior Notes at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Credit Facility	$740,277	$—	$740,277	$—
Prior Credit Facility	$—	$1,039,349	$—	$1,039,349
5.500% Senior Notes due 2028	$446,668	$446,435	$429,918	$425,229
5.000% Senior Notes due 2029	$471,326	$471,125	$443,046	$439,324
7.375% Senior Notes due 2033	$542,272	$—	$539,561	$—

The Credit Facility, the Prior Credit Facility, and the Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

19.
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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the behavioral healthcare services segment and decides how to allocate resources based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The CODM reviews expenses in a format consistent with the condensed consolidated statements of income. The measure of segment assets is reported on the balance sheet as total assets.

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

20. Subsequent Events

Subsequent to March 31, 2025, the Company repurchased 103,939 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $3.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

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
•
the impact of the restructuring, consolidation, and elimination of federal agencies that regulate the healthcare industry, which could result in changes to federal agency reviews and enforcement activities, priorities, and guidance, and has the potential to cause delays in obtaining necessary or desired reviews and approvals for our facilities;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At March 31, 2025, we operated 270 behavioral healthcare facilities with approximately 12,000 beds in 39 states and Puerto Rico. During the three months ended March 31, 2025, we added 378 beds, consisting of 90 beds added to existing facilities and 288 beds added through the opening of one wholly-owned facility and one joint venture facility, and we opened seven CTCs.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Revenue	$770,505	100.0%	$768,051	100.0%
Salaries, wages and benefits	445,271	57.8%	417,523	54.4%
Professional fees	45,707	5.9%	45,688	5.9%
Supplies	28,342	3.7%	26,652	3.5%
Rents and leases	11,656	1.5%	11,863	1.5%
Other operating expenses	114,002	14.8%	101,073	13.2%
Depreciation and amortization	47,032	6.1%	36,347	4.7%
Interest expense, net	29,182	3.8%	27,214	3.5%
Debt extinguishment costs	1,269	0.2%	—	0.0%
Legal settlements expense	3,504	0.5%	—	0.0%
Transaction, legal and other costs	31,072	4.0%	2,847	0.4%
Total expenses	757,037	98.3%	669,207	87.1%
Income before income taxes	13,468	1.7%	98,844	12.9%
Provision for income taxes	4,404	0.6%	20,074	2.6%
Net income	9,064	1.2%	78,770	10.3%
Net income attributable to noncontrolling interests	(690)	-0.2%	(2,387)	-0.4%
Net income attributable to Acadia Healthcare Company, Inc.	$8,374	1.1%	$76,383	9.9%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 0.3% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Similar with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three months ended March 31, 2025 compared to the same period in 2024:

Same Facility Results (a)
Revenue growth	2.1%
Patient days growth	2.2%
Admissions growth	2.1%
Average length of stay change (b)	0.1%
Revenue per patient day growth	-0.2%

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

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenue. Revenue increased $2.5 million, or 0.3%, to $770.5 million for the three months ended March 31, 2025 from $768.1 million for the three months ended March 31, 2024. Same facility revenue increased $15.3 million, or 2.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, resulting from same facility growth in patient days of 2.2% slightly offset by a decrease in same facility revenue per day of -0.2%. Consistent with same facility revenue growth in 2024, the growth in same facility patient days for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $445.3 million for the three months ended March 31, 2025 compared to $417.5 million for the three months ended March 31, 2024, an increase of $27.8 million. SWB expense included $8.7 million of equity-based compensation expense for both the three months ended March 31, 2025 and 2024. Excluding equity-based compensation expense, SWB expense was $436.6 million, or 56.7% of revenue, for the three months ended March 31, 2025, compared to $408.8 million, or 53.2% of revenue, for the three months ended March 31, 2024. Same facility SWB expense was $390.0 million for the three months ended March 31, 2025, or 51.3% of revenue, compared to $366.3 million for the three months ended March 31, 2024, or 49.2% of revenue.

Professional fees. Professional fees were $45.7 million for the three months ended March 31, 2025, or 5.9% of revenue, compared to $45.7 million for the three months ended March 31, 2024, or 5.9% of revenue. Same facility professional fees were $39.2 million for the three months ended March 31, 2025, or 5.2% of revenue, compared to $38.4 million for the three months ended March 31, 2024, or 5.2% of revenue.

Supplies. Supplies expense was $28.3 million for the three months ended March 31, 2025, or 3.7% of revenue, compared to $26.7 million for the three months ended March 31, 2024, or 3.5% of revenue. Same facility supplies expense was $27.4 million for the three months ended March 31, 2025, or 3.6% of revenue, compared to $25.6 million for the three months ended March 31, 2024, or 3.4% of revenue.

Rents and leases. Rents and leases were $11.7 million for the three months ended March 31, 2025, or 1.5% of revenue, compared to $11.9 million for the three months ended March 31, 2024, or 1.5% of revenue. Same facility rents and leases were $10.2 million for the three months ended March 31, 2025, or 1.3% of revenue, compared to $10.5 million for the three months ended March 31, 2024, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $114.0 million for the three months ended March 31, 2025, or 14.8% of revenue, compared to $101.1 million for the three months ended March 31, 2024, or 13.2% of revenue. Same facility other operating expenses were $101.4 million for the three months ended March 31, 2025, or 13.3% of revenue, compared to $93.0 million for the three months ended March 31, 2024, or 12.5% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $47.0 million for the three months ended March 31, 2025, or 6.1% of revenue, compared to $36.3 million for the three months ended March 31, 2024, or 4.7% of revenue.

Interest expense. Interest expense was $29.2 million for the three months ended March 31, 2025 compared to $27.2 million for the three months ended March 31, 2024. The increase in interest expense was primarily the result of interest on the 7.375% Senior Notes issued during the first quarter of 2025.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the three months ended March 31, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements expense. Legal settlements expense was $3.5 million for the three months ended March 31, 2025 related to costs associated with the Desert Hills Litigation.

Transaction, legal and other costs. Transaction, legal and other costs were $31.1 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended March 31,
	2025	2024
Government investigations	$31,011	$481
Termination and restructuring costs	2,166	(3,400)
Legal, accounting and other acquisition-related costs	(2,105)	4,757
Management transition costs	—	1,009
Total	$31,072	$2,847

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 — Commitments and Contingencies. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.9 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($(3.0) million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.2 million for the three months ended March 31, 2024). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024. Termination and restructuring costs include costs, net of gains, incurred related to the closure and disposition of certain facilities or contract amendments.

Provision for income taxes. For the three months ended March 31, 2025, the provision for income taxes was $4.4 million, reflecting an effective tax rate of 32.7%, compared to $20.1 million, reflecting an effective tax rate of 20.3%, for the three months ended March 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2025 was primarily attributable to our lower pre-tax results for the three months ended March 31, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and decreased deductions related to equity-based compensation in the current year. In addition, the three months ended March 31, 2024 included a tax benefit related to a legal entity restructuring.

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

The following table presents revenue by payor type and as a percentage of revenue for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Commercial	$192,755	25.0%	$196,017	25.5%
Medicare	114,754	14.9%	109,388	14.2%
Medicaid	430,814	55.9%	436,422	56.9%
Self-Pay	18,165	2.4%	16,427	2.1%
Other	14,017	1.8%	9,797	1.3%
Revenue	$770,505	100.0%	$768,051	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2025 and December 31, 2024:

March 31, 2025

	Current	30-90	90-150	>150	Total
Commercial	17.4%	4.8%	2.2%	6.8%	31.2%
Medicare	9.9%	1.6%	0.5%	1.2%	13.2%
Medicaid	33.3%	6.4%	3.0%	5.6%	48.3%
Self-Pay	1.7%	1.7%	1.2%	2.3%	6.9%
Other	0.4%	0.0%	0.0%	0.0%	0.4%
Total	62.7%	14.5%	6.9%	15.9%	100.0%

December 31, 2024

	Current	30-90	90-150	>150	Total
Commercial	17.0%	4.7%	2.5%	8.2%	32.4%
Medicare	9.0%	1.6%	0.6%	1.2%	12.4%
Medicaid	33.9%	5.6%	2.9%	5.2%	47.6%
Self-Pay	1.5%	1.7%	1.5%	2.9%	7.6%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.6%	7.5%	17.5%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2025 was $11.5 million compared to cash used in operating activities of $321.3 million for the three months ended March 31, 2024. Days sales outstanding at March 31, 2025 was 46 days compared to 43 days at December 31, 2024.

Cash used in investing activities for the three months ended March 31, 2025 was $183.2 million compared to $184.6 million for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $174.6 million of cash paid for capital expenditures and $8.6 million of cash paid for acquisitions. Cash paid for capital expenditures for the three months ended March 31, 2025 was $174.6 million, consisting of routine or maintenance capital expenditures of $22.2 million and expansion capital expenditures of $152.4 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $142.4 million of cash paid for capital expenditures, $50.4 million of cash paid for acquisitions and $0.9 million of other, offset by $9.1 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2024 was $142.4 million, consisting of routine or maintenance capital expenditures of $22.3 million and expansion capital expenditures of $120.1 million.

Cash provided by financing activities for the three months ended March 31, 2025 was $186.7 million compared to $483.1 million for the three months ended March 31, 2024. Cash provided by financing activities for the three months ended March 31, 2025 consisted of borrowings on long-term debt of $1,200.0 million and borrowings on revolving credit facility of $760.0 million, offset by principal payments on revolving credit facility of $1,035.0 million, repayment of long-term debt of $670.9 million, payment of debt issuance costs of $18.6 million, repurchase of common stock of $46.9 million and repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $1.9 million. Cash provided by financing activities for the three months ended March 31, 2024 consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $160.0 million and contributions from noncontrolling partners in joint ventures of $2.3 million, offset by principal payments on revolving credit facility of $15.0 million, principal payments on long-term debt of $10.2 million, payment of debt issuance costs of $1.5 million, distributions to noncontrolling partners in joint ventures of $1.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises of $1.0 million and $0.4 million of other.

We had total available cash and cash equivalents of $91.2 million and $76.3 million at March 31, 2025 and December 31, 2024, respectively, of which approximately $6.0 million and $7.7 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 9 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with the Cases. The settlement agreements for the Cases were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by us or Desert Hills. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted in the Cases or that may be asserted in the future by the plaintiffs in the Cases.

Credit Facility

On the Credit Facility Closing Date, we entered into the Credit Agreement, which provides for the $1.0 billion Revolving Facility (including a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million swingline subfacility) and the $650.0 million Term Loan Facility, each maturing on February 28, 2030.

On the Credit Facility Closing Date, the full $650.0 million amount of the Term Loan Facility was funded, and $550.0 million was funded under the Revolving Facility, which amounts were used, among other things, to refinance the outstanding obligations under the Prior Credit Facility.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, either (i) a SOFR-based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio. In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.0 million from June 30, 2025 to March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and

$16.2 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of certain customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $710.0 million and an amount equal to 100% of our LTM Consolidated EBITDA at the time of determination and (ii) additional amounts that would not cause our Consolidated Senior Secured Net Leverage Ratio to exceed 4.0 to 1.0.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct and indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of our obligations under the Credit Agreement. The obligations of us and such guarantor subsidiaries are secured by a pledge of substantially all of our and such guarantor subsidiaries’ assets (excluding all real property and certain other customarily excluded assets).

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At March 31, 2025, our Consolidated Total Net Leverage Ratio was 3.2x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof, and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During three months ended March 31, 2025, we borrowed $645.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At March 31, 2025, we had $901.6 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.4 million related to security for the payment of claims required by our workers’ compensation insurance program.

Prior Credit Facility

On March 17, 2021, we entered into the Prior Credit Facility, which provided for the Prior Revolving Facility and the Prior Term Loan Facility, each of which was scheduled to mature on March 17, 2026.

During the three months ended March 31, 2025, we borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding. During the three months ended March 31, 2024, we borrowed $160.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

On February 28, 2025, we refinanced the Prior Credit Facility by using the proceeds of the Credit Facility to repay the outstanding balances of the Prior Term Loan Facility and the Prior Revolving Facility, which totaled $670.9 million and $485.0 million, respectively. In connection therewith, we recorded a loss on extinguishment of $1.3 million, which is included in debt extinguishment costs in the condensed consolidated statements of income.

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

7.375% Senior Notes due 2033

On March 10, 2025, we issued $550.0 million of 7.375% Senior Notes. The 7.375% Senior Notes mature on March 15, 2033 and bear interest at a rate of 7.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. The net proceeds from the issuance and sale of the 7.375% Senior Notes, together with cash on hand, were used to pay down $550.0 million of outstanding borrowings under the Revolving Facility.

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

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guarantee our obligations under the Credit Agreement. The guarantees are full and unconditional and joint and several.

We may redeem the Senior Notes at our option, in whole or part, at the dates and amounts set forth in the applicable indentures.

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Agreement. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025.

Summarized balance sheet information (in thousands):

	March 31, 2025	December 31, 2024
Current assets	$497,787	$436,571
Property and equipment, net	2,031,721	1,819,037
Goodwill	2,153,046	2,144,452
Total noncurrent assets	4,479,649	4,246,078

Current liabilities	468,529	548,909
Long-term debt	2,184,293	1,880,093
Total noncurrent liabilities	2,412,067	2,111,252
Redeemable noncontrolling interests	—	—
Total equity	2,096,840	2,022,488

Summarized operating results information (in thousands):

Three Months Ended March 31, 2025
Revenue	$646,540
Income before income taxes	3,244
Net income	2,003
Net income attributable to Acadia Healthcare Company, Inc.	2,003

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2025 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$149,927	$327,384	$1,765,316	$671,687	$2,914,314
Operating lease liabilities (b)	32,036	45,942	31,189	56,973	166,140
Finance lease liabilities	1,089	2,178	2,223	19,326	24,816
Total obligations and commitments	$183,052	$375,504	$1,798,728	$747,986	$3,105,270

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2025.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at March 31, 2025 from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2025 was composed of $1,460.3 million of fixed-rate debt and $724.0 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at March 31, 2025, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $7.2 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 9 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides our repurchases of shares of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (c)
January 1 - January 31	1,772	$44.72	—	—
February 1 - February 28	41,393	$40.50	—	—
March 1 - March 31	1,647,619	$29.25	1,602,868	$253.20
Total	1,690,784

(a)
There were 1,602,868 shares repurchased during the three months ended March 31, 2025 under the Share Repurchase Program, and there were 87,916 shares repurchased in connection with tax withholding payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price on employee stock options.
(b)
Excludes commissions paid and excise taxes accrued related to share repurchases.
(c)
We may repurchase up to $300.0 million of our common stock under the Share Repurchase Program announced on February 27, 2025. As of March 31, 2025, $253.2 million remained available under the Share Repurchase Program. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (2)

4.1	Indenture, dated March 10, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee. (3)

4.2	Form of 7.375% Senior Note due 2033 (included as Exhibit A1 to Exhibit 4.1) (3).

10.1

Credit Agreement, dated as of February 28, 2025, among the Company, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. (4)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(3)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 10, 2025 (File No. 001-35331).
(4)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 28, 2025 (File No. 001-35331).

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

Dated: May 12, 2025