Form 10-Q
period 2025-06-30
Acadia Healthcare Company, Inc.
filed 2025-08-05
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

At August 5, 2025, there were 92,346,592 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$131,421	$76,305
Accounts receivable, net	408,540	365,339
Other current assets	151,599	135,848
Total current assets	691,560	577,492
Property and equipment, net	3,063,523	2,853,193
Goodwill	2,276,232	2,264,851
Intangible assets, net	79,468	70,003
Deferred tax assets	25,383	20,964
Operating lease right-of-use assets	112,743	118,369
Other assets	59,450	52,043
Total assets	$6,308,359	$5,956,915

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,313	$76,816
Accounts payable	219,824	232,704
Accrued salaries and benefits	155,720	155,426
Current portion of operating lease liabilities	22,591	25,462
Other accrued liabilities	105,264	87,511
Total current liabilities	523,712	577,919
Long-term debt	2,247,027	1,880,093
Deferred tax liabilities	79,612	83,946
Operating lease liabilities	94,687	101,828
Other liabilities	139,792	122,298
Total liabilities	3,084,830	2,766,084
Redeemable noncontrolling interests	145,543	117,116
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,393,824 and 91,775,264 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	904	918
Additional paid-in capital	2,701,663	2,685,464
Retained earnings	375,419	387,333
Total equity	3,077,986	3,073,715
Total liabilities and equity	$6,308,359	$5,956,915

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenue	$869,232	$796,040	$1,639,737	$1,564,091
Salaries, wages and benefits (including equity-based compensation expense of $10,549, $8,869, $19,226 and $17,547, respectively)	452,417	419,757	897,688	837,280
Professional fees	49,961	48,050	95,668	93,738
Supplies	28,532	27,878	56,874	54,530
Rents and leases	12,610	11,889	24,266	23,752
Other operating expenses	134,414	109,690	248,416	210,763
Depreciation and amortization	48,995	36,066	96,027	72,413
Interest expense, net	35,138	29,159	64,320	56,373
Debt extinguishment costs	—	—	1,269	—
Legal settlements expense	—	—	3,504	—
Loss on impairment	1,452	1,000	1,452	1,000
Gain on sale of property	(8,715)	—	(8,715)	—
Transaction, legal and other costs	64,425	6,091	95,497	8,938
Total expenses	819,229	689,580	1,576,266	1,358,787
Income before income taxes	50,003	106,460	63,471	205,304
Provision for income taxes	12,067	25,643	16,471	45,717
Net income	37,936	80,817	47,000	159,587
Net income attributable to noncontrolling interests	(7,809)	(2,335)	(8,499)	(4,722)
Net income attributable to Acadia Healthcare Company, Inc.	$30,127	$78,482	$38,501	$154,865
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.33	$0.86	$0.42	$1.69
Diluted	$0.33	$0.85	$0.42	$1.68
Weighted-average shares outstanding:
Basic	90,328	91,628	90,987	91,495
Diluted	90,435	92,043	91,400	92,051

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2023	91,264	$913	$2,649,340	$131,721	$2,781,974
Common stock issued under stock incentive plans	310	3	4,099	—	4,102
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(5,115)	—	(5,115)
Equity-based compensation expense	—	—	8,678	—	8,678
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	76,383	76,383
Balance at March 31, 2024	91,574	916	2,657,002	208,104	2,866,022
Common stock issued under stock incentive plans	107	1	1,477	—	1,478
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,133)	—	(2,133)
Equity-based compensation expense	—	—	8,869	—	8,869
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	78,482	78,482
Balance at June 30, 2024	91,681	917	2,665,215	286,586	2,952,718
Common stock issued under stock incentive plans	76	1	1,608	—	1,609
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(765)	—	(765)
Equity-based compensation expense	—	—	9,467	—	9,467
Other	—	—	357		357
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	68,132	68,132
Balance at September 30, 2024	91,757	918	2,675,882	354,718	3,031,518
Common stock issued under stock incentive plans	18	—	21	—	21
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(538)	—	(538)
Equity-based compensation expense	—	—	10,099	—	10,099
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	32,615	32,615
Balance at December 31, 2024	91,775	918	2,685,464	387,333	3,073,715
Common stock issued under stock incentive plans	217	2	(2)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,936)	—	(1,936)
Repurchase of common stock	(1,603)	(16)	—	(47,256)	(47,272)
Equity-based compensation expense	—	—	8,677	—	8,677
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	8,374	8,374
Balance at March 31, 2025	90,389	904	2,692,203	348,451	3,041,558
Common stock issued under stock incentive plans	109	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,780)	—	(1,780)
Repurchase of common stock	(104)	(1)	—	(3,159)	(3,160)
Equity-based compensation expense	—	—	10,549	—	10,549
Other	—	—	692	—	692
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	30,127	30,127
Balance at June 30, 2025	90,394	$904	$2,701,663	$375,419	$3,077,986

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$47,000	$159,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96,027	72,413
Amortization of debt issuance costs	2,278	2,034
Equity-based compensation expense	19,226	17,547
Deferred income taxes	(8,753)	39,017
Debt extinguishment costs	1,269	—
Legal settlements expense	3,504	—
Loss on impairment	1,452	1,000
Gain on sale of property	(8,715)	—
Other	1,128	(3,942)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(42,660)	(26,114)
Other current assets	(3,797)	(14,182)
Other assets	(7,684)	842
Accounts payable and other accrued liabilities	27,684	(399,619)
Accrued salaries and benefits	(3,940)	(8,525)
Other liabilities	20,962	9,805
Net cash provided by (used in) operating activities	144,981	(150,137)
Investing activities:
Cash paid for acquisitions, net of cash acquired	(8,165)	(50,722)
Cash paid for capital expenditures	(342,378)	(296,652)
Proceeds from sale of property and equipment	16,623	10,209
Other	(101)	(2,933)
Net cash used in investing activities	(334,021)	(340,098)
Financing activities:
Borrowings on long-term debt	1,200,000	350,000
Borrowings on revolving credit facility	830,000	160,000
Principal payments on revolving credit facility	(1,035,000)	(15,000)
Principal payments on long-term debt	(4,063)	(25,605)
Repayment of long-term debt	(670,856)	—
Payment of debt issuance costs	(18,615)	(1,518)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(3,716)	(1,668)
Repurchase of common stock	(50,034)	—
Contributions from noncontrolling partners in joint ventures	—	2,970
Distributions to noncontrolling partners in joint ventures	(1,990)	(1,500)
Cash paid for contingent consideration	(1,500)	—
Other	(70)	(350)
Net cash provided by financing activities	244,156	467,329
Net increase (decrease) in cash and cash equivalents	55,116	(22,906)
Cash and cash equivalents at beginning of the period	76,305	100,073
Cash and cash equivalents at end of the period	$131,421	$77,167
Effect of acquisitions:
Assets acquired, excluding cash	$19,881	$55,678
Liabilities assumed	(842)	(3,456)
Contingent consideration issued in connection with an acquisition	—	(1,500)
Redeemable noncontrolling interest resulting from an acquisition	(10,874)	—
Cash paid for acquisitions, net of cash acquired	$8,165	$50,722

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At June 30, 2025, these subsidiaries operated 274 behavioral healthcare facilities with approximately 12,100 beds in 39 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) “Disaggregation of Income Statement Expenses”. ASU 2024-03 requires disaggregated disclosure of certain income statement expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s condensed consolidated financial statements.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acute inpatient psychiatric facilities	$495,401	$423,383	$907,633	$829,805
Specialty treatment facilities	145,755	151,049	282,729	294,881
Comprehensive treatment centers	141,522	134,643	278,507	266,810
Residential treatment centers	86,554	86,965	170,868	172,595
Revenue	$869,232	$796,040	$1,639,737	$1,564,091

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. The recognition of revenue under certain state government programs can depend on the timing of the programs’ approval by regulatory authorities. Based on the timing of approval of one such program, during the three months ended June 30, 2025, the

Company recognized $65.6 million of revenue, $34.4 million of which related to services rendered in the year ended December 31, 2024 and $14.3 million of which related to services rendered in the three months ended March 31, 2025.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and six months ended June 30, 2025 and 2024 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$209,000	24.0%	$209,636	26.3%	$401,755	24.5%	$405,653	25.9%
Medicare	119,505	13.7%	111,708	14.0%	234,259	14.3%	221,096	14.1%
Medicaid	516,389	59.5%	452,338	56.9%	947,203	57.7%	888,760	56.9%
Self-Pay	12,698	1.5%	13,513	1.7%	30,863	1.9%	29,940	1.9%
Other	11,640	1.3%	8,845	1.1%	25,657	1.6%	18,642	1.2%
Revenue	$869,232	100.0%	$796,040	100.0%	$1,639,737	100.0%	$1,564,091	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$30,127	$78,482	$38,501	$154,865
Denominator:
Weighted average shares outstanding for basic earnings per share	90,328	91,628	90,987	91,495
Effects of dilutive instruments	107	415	413	556
Shares used in computing diluted earnings per common share	90,435	92,043	91,400	92,051

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.33	$0.86	$0.42	$1.69
Diluted	$0.33	$0.85	$0.42	$1.68

Approximately 2.2 million and 0.8 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. Approximately 1.3 million and 0.6 million shares of common stock issuable upon exercise of outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

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

Goodwill

The changes in goodwill during 2024 and 2025 are as follows (in thousands):

Balance at January 1, 2024	$2,225,962
Increase from acquisitions	38,889
Balance at December 31, 2024	2,264,851
Increase from acquisitions	8,419
Increase from contribution of redeemable noncontrolling interests	2,923
Adjustments related to 2024 acquisitions	39
Balance at June 30, 2025	$2,276,232

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$28,287	$41,359
Income taxes receivable	28,100	31,863
Assets held for sale	23,434	18,477
Cost report receivables	23,283	—
Other receivables	22,756	24,321
Workers’ compensation deposits – current portion	15,900	12,000
Inventory	5,817	5,654
Insurance receivable – current portion	549	452
Other	3,473	1,722
Other current assets	$151,599	$135,848

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$212,296	$202,550
Building and improvements	2,575,454	2,326,108
Equipment	504,446	448,107
Construction in progress	751,363	772,505
	4,043,559	3,749,270
Less: accumulated depreciation	(980,036)	(896,077)
Property and equipment, net	$3,063,523	$2,853,193

During the three and six months ended June 30, 2025, the Company recorded a non-cash property impairment charge of $0.6 million related to certain closed facilities, which is included in loss on impairment in the condensed consolidated statements of income. During the three and six months ended June 30, 2024, the Company recorded a non-cash property impairment charge of $1.0 million related to certain closed facilities, which is included in loss on impairment in the condensed consolidated statements of income.

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $23.4 million and $18.5 million at June 30, 2025 and December 31, 2024, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Licenses and accreditations	$11,721	$11,631
Trade names	46,936	39,587
Certificates of need	20,811	18,785
Total	$79,468	$70,003

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

10.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued interest	$30,168	$18,048
Accrued expenses	26,828	38,759
Accrued property taxes	13,895	8,671
Insurance liability – current portion	12,486	12,486
Contract liabilities	1,689	1,686
Finance lease liabilities	1,089	1,089
Cost report payable	—	808
Other	19,109	5,964
Other accrued liabilities	$105,264	$87,511

11.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Credit Facility:
Term Loan A	$645,938	$—
Revolving Line of Credit	165,000	—
Prior Credit Facility:
Term Loan A	—	670,856
Revolving Line of Credit	—	370,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes due 2033	550,000	—
Less: unamortized debt issuance costs, discount and premium	(18,598)	(8,947)
	2,267,340	1,956,909
Less: current portion	(20,313)	(76,816)
Long-term debt	$2,247,027	$1,880,093

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Company’s option, either (i) a Secured Overnight Financing Rate (“SOFR”) -based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to the Company’s Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.0 million through March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.2 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At June 30, 2025, the Company's Consolidated Total Net Leverage Ratio was 3.2x, and the Company was in compliance with all financial covenants.

During the six months ended June 30, 2025, the Company borrowed $715.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At June 30, 2025, the Company had $828.3 million of availability under the Revolving Facility and had standby letters of credit outstanding of $6.7 million related to security for the payment of claims required by its workers’ compensation insurance program.

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

During the six months ended June 30, 2025, the Company borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding. During the six months ended June 30, 2024, the Company borrowed $160.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

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

12.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2025, the Company operated 12 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2024	$105,686
Contributions from noncontrolling partners in joint ventures	5,530
Net income attributable to noncontrolling interests	8,872
Distributions to noncontrolling partners in joint ventures	(2,972)
Balance at December 31, 2024	117,116
Contributions from noncontrolling partners in joint ventures	21,918
Net income attributable to noncontrolling interests	8,499
Distributions to noncontrolling partners in joint ventures	(1,990)
Balance at June 30, 2025	$145,543

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

At June 30, 2025, the Company operated 12 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 87% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the

Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at June 30, 2025 and December 31, 2024 include total assets of variable interest entities of $1,114.1 million and $930.9 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at June 30, 2025 and December 31, 2024 include total liabilities of variable interest entities of $45.5 million and $36.8 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$106,045	$97,901
Accounts receivable, net	50,362	39,050
Other current assets	31,727	5,388
Total current assets	188,134	142,339
Property and equipment, net	840,499	718,084
Goodwill	45,307	42,384
Intangible assets, net	27,827	18,394
Operating lease right-of-use assets	12,297	9,724
Total assets	$1,114,064	$930,925

Accounts payable	$8,264	$9,756
Accrued salaries and benefits	13,420	12,608
Current portion of operating lease liabilities	653	613
Other accrued liabilities	13,806	4,054
Total current liabilities	36,143	27,031
Operating lease liabilities	9,402	9,740
Total liabilities	$45,545	$36,771

14.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2025, a maximum of 15,175,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 3,163,810 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $10.5 million and $8.9 million in equity-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, and $19.2 million and $17.5 million for the six months ended June 30, 2025 and 2024, respectively. Stock compensation expense for the three and six months ended June 30, 2025 and 2024 is impacted by forfeiture adjustments. Stock compensation expense for the six months ended June 30, 2025 and 2024 is also impacted by performance stock unit adjustments based on actual performance compared to vesting targets. At June 30, 2025, there was $83.0 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

The Company recognized a deferred income tax benefit of $2.9 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $5.2 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2024 and 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2024	936,545	$56.21
Options granted	4,000	74.30
Options exercised	(158,714)	45.43
Options cancelled	(86,810)	66.91
Options outstanding at December 31, 2024	695,021	57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(124,710)	53.21
Options outstanding at June 30, 2025	570,311	$58.37	6.05	$—
Options exercisable at June 30, 2025	422,610	$53.74	5.60	$—

Fair values are estimated using the Black-Scholes option pricing model. There were no stock options granted during the three or six months ended June 30, 2025. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2024:

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

Other Stock-Based Awards

Restricted stock unit activity during 2024 and 2025 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	1,030,478	$68.38
Granted	608,572	71.78
Cancelled	(127,761)	72.84
Vested	(365,871)	63.29
Unvested at December 31, 2024	1,145,418	$71.31
Granted	1,324,744	28.10
Cancelled	(180,008)	50.77
Vested	(374,741)	68.36
Unvested at June 30, 2025	1,915,413	$43.93

Performance stock unit activity during 2024 and 2025 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	336,031	$69.35
Granted	78,955	68.04
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at December 31, 2024	291,518	$71.47
Granted	228,923	22.81
Performance adjustment	(22,974)	72.07
Cancelled	(939)	67.85
Vested	(66,676)	73.96
Unvested at June 30, 2025	429,852	$45.14

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

Performance stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based stock units are subject to the continuing service of the employee during the three-year period covered by the awards. The performance conditions for the performance stock units are based on the Company’s achievement of annually established targets for one- to three-year cumulative diluted earnings per share, adjusted earnings before interest, income taxes, depreciation and amortization, revenue and/or non-financial clinical excellence measurements. The number of shares issuable at the end of the applicable vesting period of performance stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of performance stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

15.
Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the three and six months ended June 30, 2025, the Company repurchased 103,939 shares and 1,706,625 shares, respectively, of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $3.2 million and $50.4 million, respectively. As of June 30, 2025, there was $250.0 million of authorization remaining under the Share Repurchase Program.

16.
Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Government investigations	$53,526	$2,051	$84,538	$2,532
Termination and restructuring costs	10,074	1,419	12,239	(1,981)
Legal, accounting and other acquisition-related costs	825	2,034	(1,280)	6,791
Management transition costs	—	587	—	1,596
Total	$64,425	$6,091	$95,497	$8,938

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 – Commitments and Contingencies. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.4 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($0.4 million for both the three months ended June 30, 2025 and 2024, and $(2.6) million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.2 million and $0.4 million for the three and six months ended June 30, 2024). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of the Company’s Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

17.
Income Taxes

The provision for income taxes for the three months ended June 30, 2025 and 2024 reflects effective tax rates of 24.1% and 24.1%, respectively, and 26.0% and 22.3% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the six months ended June 30, 2025 was primarily attributable to the Company’s lower pre-tax results for the six months ended June 30, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and decreased deductions related to equity-based compensation in the current year. In addition, the six months ended June 30, 2024 included a tax benefit related to a legal entity restructuring.

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

The carrying amounts and fair values of the Credit Facility, the Prior Credit Facility, and the Senior Notes at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Credit Facility	$806,453	$—	$806,453	$—
Prior Credit Facility	$—	$1,039,349	$—	$1,039,349
5.500% Senior Notes due 2028	$446,902	$446,435	$443,371	$425,229
5.000% Senior Notes due 2029	$471,532	$471,125	$456,632	$439,324
7.375% Senior Notes due 2033	$542,453	$—	$561,873	$—

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
•
the impact of the enactment, amendment or expiration of statutes and regulations affecting the healthcare industry, and potential reductions to Medicare and Medicaid payment rates and coverage, changes in reimbursement practices or funding levels, or modification of Medicaid supplemental payment programs;
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
•
the impact of various executive orders affecting the broader healthcare industry; and
•
those risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At June 30, 2025, we operated 274 behavioral healthcare facilities with approximately 12,100 beds in 39 states and Puerto Rico. During the six months ended June 30, 2025, we added 479 beds, consisting of 191 beds added to existing facilities and 288 beds added through the opening of one wholly-owned facility and one joint venture facility, and we opened eleven CTCs.

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

Recent Legislative Developments

The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, includes various healthcare policy changes, including changes to the Medicaid program. Among other changes, OBBBA includes work or community engagement requirements for adults under the age of 65 in the Medicaid expansion population. We do not expect a material impact on our operations as these requirements begin to be phased in during 2026, primarily due to exemptions for the populations we serve, including individuals with chronic substance use disorders and those with serious and complex medical conditions.

OBBBA also makes significant changes to Medicaid financing mechanisms beginning in 2028, including restrictions on provider tax arrangements that are intended to reduce the federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider taxes or increasing rates of existing provider taxes while also limiting the structure of such taxes. The law also directs the U.S. Department of Health and Human Services to revise regulations governing state directed payment programs, which many states have implemented to direct certain Medicaid managed care expenditures, to cap total payments rates for specified services including hospital services.

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$869,232	100.0%	$796,040	100.0%	$1,639,737	100.0%	$1,564,091	100.0%
Salaries, wages and benefits	452,417	52.0%	419,757	52.7%	897,688	54.7%	837,280	53.5%
Professional fees	49,961	5.7%	48,050	6.0%	95,668	5.8%	93,738	6.0%
Supplies	28,532	3.3%	27,878	3.5%	56,874	3.5%	54,530	3.5%
Rents and leases	12,610	1.5%	11,889	1.5%	24,266	1.5%	23,752	1.5%
Other operating expenses	134,414	15.5%	109,690	13.8%	248,416	15.1%	210,763	13.5%
Depreciation and amortization	48,995	5.6%	36,066	4.5%	96,027	5.9%	72,413	4.6%
Interest expense, net	35,138	4.0%	29,159	3.7%	64,320	3.9%	56,373	3.6%
Debt extinguishment costs	—	0.0%	—	0.0%	1,269	0.1%	—	0.0%
Legal settlements expense	—	0.0%	—	0.0%	3,504	0.2%	—	0.0%
Loss on impairment	1,452	0.2%	1,000	0.1%	1,452	0.1%	1,000	0.1%
Gain on sale of property	(8,715)	-1.0%	—	0.0%	(8,715)	-0.5%	—	0.0%
Transaction, legal and other costs	64,425	7.4%	6,091	0.8%	95,497	5.8%	8,938	0.6%
Total expenses	819,229	94.2%	689,580	86.6%	1,576,266	96.1%	1,358,787	86.9%
Income before income taxes	50,003	5.8%	106,460	13.4%	63,471	3.9%	205,304	13.1%
Provision for income taxes	12,067	1.4%	25,643	3.2%	16,471	1.0%	45,717	2.9%
Net income	37,936	4.4%	80,817	10.2%	47,000	2.9%	159,587	10.2%
Net income attributable to noncontrolling interests	(7,809)	-0.9%	(2,335)	-0.3%	(8,499)	-0.5%	(4,722)	-0.3%
Net income attributable to Acadia Healthcare Company, Inc.	$30,127	3.5%	$78,482	9.9%	$38,501	2.3%	$154,865	9.9%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 4.8% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Similar with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 39 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and six months ended June 30, 2025 compared to the same periods in 2024:

	Three Months Ended	Six Months Ended
Same Facility Results (a)
Revenue growth	9.5%	5.8%
Patient days growth	1.8%	2.0%
Admissions growth	1.4%	1.7%
Average length of stay change (b)	0.4%	0.3%
Revenue per patient day growth	7.5%	3.8%

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

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenue. Revenue increased $73.2 million, or 9.2%, to $869.2 million for the three months ended June 30, 2025 from $796.0 million for the three months ended June 30, 2024. The three months ended June 30, 2025, included $65.6 million of revenue for one state government program based on timing of program approval. Same facility revenue increased $73.5 million, or 9.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, resulting from same facility growth in revenue per day of 7.5%, same facility growth in patient days of 1.8% and same facility growth in admissions of 1.4%. Consistent with same facility revenue growth in 2024, the growth in same facility patient days for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $452.4 million for the three months ended June 30, 2025 compared to $419.8 million for the three months ended June 30, 2024, an increase of $32.6 million. SWB expense included $10.5 million and $8.9 million of equity-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. Excluding equity-based compensation expense, SWB expense was $441.9 million, or 50.8% of revenue, for the three months ended June 30, 2025, compared to $410.9 million, or 51.6% of revenue, for the three months ended June 30, 2024. Same facility SWB expense was $392.8 million for the three months ended June 30, 2025, or 46.1% of revenue, compared to $372.2 million for the three months ended June 30, 2024, or 47.9% of revenue.

Professional fees. Professional fees were $50.0 million for the three months ended June 30, 2025, or 5.7% of revenue, compared to $48.1 million for the three months ended June 30, 2024, or 6.0% of revenue. Same facility professional fees were $42.1 million for the three months ended June 30, 2025, or 4.9% of revenue, compared to $41.4 million for the three months ended June 30, 2024, or 5.3% of revenue.

Supplies. Supplies expense was $28.5 million for the three months ended June 30, 2025, or 3.3% of revenue, compared to $27.9 million for the three months ended June 30, 2024, or 3.5% of revenue. Same facility supplies expense was $27.6 million for the three months ended June 30, 2025, or 3.2% of revenue, compared to $27.1 million for the three months ended June 30, 2024, or 3.5% of revenue.

Rents and leases. Rents and leases were $12.6 million for the three months ended June 30, 2025, or 1.5% of revenue, compared to $11.9 million for the three months ended June 30, 2024, or 1.5% of revenue. Same facility rents and leases were $11.2 million for the three months ended June 30, 2025, or 1.3% of revenue, compared to $10.5 million for the three months ended June 30, 2024, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $134.4 million for the three months ended June 30, 2025, or 15.5% of revenue, compared to $109.7 million for the three months ended June 30, 2024, or 13.8% of revenue. Same facility other operating expenses were $121.5 million for the three months ended June 30, 2025, or 14.3% of revenue, compared to $102.2 million for the three months ended June 30, 2024, or 13.1% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $49.0 million for the three months ended June 30, 2025, or 5.6% of revenue, compared to $36.1 million for the three months ended June 30, 2024, or 4.5% of revenue.

Interest expense. Interest expense was $35.1 million for the three months ended June 30, 2025 compared to $29.2 million for the three months ended June 30, 2024. The increase in interest expense was primarily the result of interest on the 7.375% Senior Notes issued during the first quarter of 2025.

Loss on impairment. During the second quarter of 2025, we recorded a non-cash property impairment charge of $1.5 million related to certain closed facilities. During the second quarter of 2024, we recorded a non-cash property impairment charge of $1.0 million related to certain closed facilities.

Gain on sale of property. During the second quarter of 2025, we recorded an $8.7 million gain on a facility property sale.

Transaction, legal and other costs. Transaction, legal and other costs were $64.4 million for the three months ended June 30, 2025, compared to $6.1 million for the three months ended June 30, 2024. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended June 30,
	2025	2024
Government investigations	$53,526	$2,051
Termination and restructuring costs	10,074	1,419
Legal, accounting and other acquisition-related costs	825	2,034
Management transition costs	—	587
Total	$64,425	$6,091

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 — Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.4 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($0.4 million for both the three months ended June 30, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.2 million for the three months ended June 30, 2024). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

Provision for income taxes. For the three months ended June 30, 2025, the provision for income taxes was $12.1 million, reflecting an effective tax rate of 24.1%, compared to $25.6 million, reflecting an effective tax rate of 24.1%, for the three months ended June 30, 2024.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenue. Revenue increased $75.6 million, or 4.8%, to $1,639.7 million for the six months ended June 30, 2025 from $1,564.1 million for the six months ended June 30, 2024. The six months ended June 30, 2025, included $65.6 million of revenue for one state government program based on timing of program approval. Same facility revenue increased $88.8 million, or 5.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, resulting from same facility growth in revenue per day of 3.8%, same facility growth in patient days of 2.0%, and same facility growth in admissions of 1.7%. Consistent with same facility revenue growth in 2024, the growth in same facility patient days for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $897.7 million for the six months ended June 30, 2025 compared to $837.3 million for the six months ended June 30, 2024, an increase of $60.4 million. SWB expense included $19.2 million and $17.5 million of equity-based compensation expense for the six months ended June 30, 2025 and 2024. Excluding equity-based compensation expense, SWB expense was $878.5 million, or 53.6% of revenue, for the six months ended June 30, 2025, compared to $819.8 million, or 52.4% of revenue, for the six months ended June 30, 2024. Same facility SWB expense was $782.8 million for the six months ended June 30, 2025, or 48.6% of revenue, compared to $738.5 million for the six months ended June 30, 2024, or 48.5% of revenue.

Professional fees. Professional fees were $95.7 million for the six months ended June 30, 2025, or 5.8% of revenue, compared to $93.7 million for the six months ended June 30, 2024, or 6.0% of revenue. Same facility professional fees were $81.2 million for the six months ended June 30, 2025, or 5.0% of revenue, compared to $79.8 million for the six months ended June 30, 2024, or 5.2% of revenue.

Supplies. Supplies expense was $56.9 million for the six months ended June 30, 2025, or 3.5% of revenue, compared to $54.5 million for the six months ended June 30, 2024, or 3.5% of revenue. Same facility supplies expense was $55.0 million for the six months ended June 30, 2025, or 3.4% of revenue, compared to $52.7 million for the six months ended June 30, 2024, or 3.5% of revenue.

Rents and leases. Rents and leases were $24.3 million for the six months ended June 30, 2025, or 1.5% of revenue, compared to $23.8 million for the six months ended June 30, 2024, or 1.5% of revenue. Same facility rents and leases were $21.3 million for the six months ended June 30, 2025, or 1.3% of revenue, compared to $21.0 million for the six months ended June 30, 2024, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $248.4 million for the six months ended June 30, 2025, or 15.1% of revenue, compared to $210.8 million for the six months ended June 30, 2024, or 13.5% of revenue. Same facility other operating expenses were $222.9 million for the six months ended June 30, 2025, or 13.8% of revenue, compared to $195.2 million for the six months ended June 30, 2024, or 12.8% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $96.0 million for the six months ended June 30, 2025, or 5.9% of revenue, compared to $72.4 million for the six months ended June 30, 2024, or 4.6% of revenue.

Interest expense. Interest expense was $64.3 million for the six months ended June 30, 2025 compared to $56.4 million for the six months ended June 30, 2024. The increase in interest expense was primarily the result of interest on the 7.375% Senior Notes issued during the first quarter of 2025.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the six months ended June 30, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements expense. Legal settlements expense was $3.5 million for the six months ended June 30, 2025 related to costs associated with the Desert Hills Litigation.

Loss on impairment. During the six months ended June 30, 2025 and 2024, we recorded a non-cash property impairment charge of $1.5 million related to certain closed facilities. During the six months ended June 30, 2024, we recorded a non-cash property impairment charge of $1.0 million related to certain closed facilities.

Gain on sale of property. During the six months ended June 30, 2025, we recorded an $8.7 million gain on a facility property sale.

Transaction, legal and other costs. Transaction, legal and other costs were $95.5 million for the six months ended June 30, 2025, compared to $8.9 million for the six months ended June 30, 2024. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Six Months Ended June 30,
	2025	2024
Government investigations	$84,538	$2,532
Termination and restructuring costs	12,239	(1,981)
Legal, accounting and other acquisition-related costs	(1,280)	6,791
Management transition costs	—	1,596
Total	$95,497	$8,938

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 — Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($1.3 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($(2.6) million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.4 million for the three months ended June 30, 2024). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

Provision for income taxes. For the six months ended June 30, 2025, the provision for income taxes was $16.5 million, reflecting an effective tax rate of 26.0%, compared to $45.7 million, reflecting an effective tax rate of 22.3%, for the six months ended June 30, 2024. The increase in the effective tax rate for the six months ended June 30, 2025 was primarily attributable to our lower pre-tax results for the six months ended June 30, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and decreased deductions related to equity-based compensation in the current year. In addition, the six months ended June 30, 2024 included a tax benefit related to a legal entity restructuring.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$209,000	24.0%	$209,636	26.3%	$401,755	24.5%	$405,653	25.9%
Medicare	119,505	13.7%	111,708	14.0%	234,259	14.3%	221,096	14.1%
Medicaid	516,389	59.5%	452,338	56.9%	947,203	57.7%	888,760	56.9%
Self-Pay	12,698	1.5%	13,513	1.7%	30,863	1.9%	29,940	1.9%
Other	11,640	1.3%	8,845	1.1%	25,657	1.6%	18,642	1.2%
Revenue	$869,232	100.0%	$796,040	100.0%	$1,639,737	100.0%	$1,564,091	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2025 and December 31, 2024:

June 30, 2025

	Current	30-90	90-150	>150	Total
Commercial	17.6%	4.9%	2.8%	6.8%	32.1%
Medicare	9.3%	2.0%	0.9%	1.4%	13.6%
Medicaid	30.6%	6.3%	3.8%	6.5%	47.2%
Self-Pay	1.5%	1.6%	1.6%	2.4%	7.1%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	59.0%	14.8%	9.1%	17.1%	100.0%

December 31, 2024

	Current	30-90	90-150	>150	Total
Commercial	17.0%	4.7%	2.5%	8.2%	32.4%
Medicare	9.0%	1.6%	0.6%	1.2%	12.4%
Medicaid	33.9%	5.6%	2.9%	5.2%	47.6%
Self-Pay	1.5%	1.7%	1.5%	2.9%	7.6%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.6%	7.5%	17.5%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2025 was $145.0 million compared to cash used in operating activities of $150.1 million for the six months ended June 30, 2024. Days sales outstanding were 43 days for both June 30, 2025 and December 31, 2024.

Cash used in investing activities for the six months ended June 30, 2025 was $334.0 million compared to $340.1 million for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $342.4 million of cash paid for capital expenditures, $8.2 million of cash paid for acquisitions and $0.1 million of other, offset by $16.6 million of proceeds from sale of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2025 was $342.4 million, consisting of routine or maintenance capital expenditures of $51.2 million and expansion capital expenditures of $291.2 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the six months ended June 30, 2025. Cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $296.7 million of cash paid for capital expenditures, $50.7 million of cash paid for acquisitions and $2.9 million of other, offset by $10.2 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2024 was $296.7 million, consisting of routine or maintenance capital expenditures of $44.1 million and expansion capital expenditures of $252.6 million.

Cash provided by financing activities for the six months ended June 30, 2025 was $244.2 million compared to $467.3 million for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2025 consisted of borrowings on long-term debt of $1,200.0 million and borrowings on revolving credit facility of $830.0 million, offset by principal payments on revolving credit facility of $1,035.0 million, repayment of long-term debt of $670.9 million, repurchase of common stock of $50.0 million, payment of debt issuance costs of $18.6 million, principal payments on long-term debt of $4.1 million, withholding of shares for payroll tax, net of proceeds from stock option exercises, of $3.7 million, distributions to noncontrolling partners in joint ventures of $2.0 million, cash paid for contingent consideration of $1.5 million and $0.1 million of other. Cash provided by financing activities for the six months ended June 30, 2024 consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $160.0 million and contributions from noncontrolling partners in joint ventures of $3.0 million, offset by principal payments on long-term debt of $25.6 million, principal payments on revolving credit facility of $15.0 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $1.7 million, payment of debt issuance costs of $1.5 million, distributions to noncontrolling partners in joint ventures of $1.5 million and $0.4 million of other.

We had total available cash and cash equivalents of $131.4 million and $76.3 million at June 30, 2025 and December 31, 2024, respectively, of which approximately $8.8 million and $7.7 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, either (i) a SOFR-based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio. In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.0 million from September 30, 2025 to March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.2 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At June 30, 2025, our Consolidated Total Net Leverage Ratio was 3.2x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof, and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the six months ended June 30, 2025, we borrowed $715.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At June 30, 2025, we had $828.3 million of availability under the Revolving Facility and had standby letters of credit outstanding of $6.7 million related to security for the payment of claims required by our workers’ compensation insurance program.

Prior Credit Facility

On March 17, 2021, we entered into the Prior Credit Facility, which provided for the Prior Revolving Facility and the Prior Term Loan Facility, each of which was scheduled to mature on March 17, 2026.

During the six months ended June 30, 2025, we borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding. During the six months ended June 30, 2024, we borrowed $160.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Agreement. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025.

Summarized balance sheet information (in thousands):

	June 30, 2025	December 31, 2024
Current assets	$516,848	$436,571
Property and equipment, net	2,117,261	1,819,037
Goodwill	2,152,910	2,144,452
Total noncurrent assets	4,572,582	4,246,078

Current liabilities	543,230	548,909
Long-term debt	2,247,027	1,880,093
Total noncurrent liabilities	2,472,264	2,111,252
Redeemable noncontrolling interests	—	—
Total equity	2,073,936	2,022,488

Summarized operating results information (in thousands):

Six Months Ended June 30, 2025
Revenue	$1,317,423
Income before income taxes	4,137
Net income	3,320
Net income attributable to Acadia Healthcare Company, Inc.	3,320

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2025 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$157,646	$788,344	$1,356,988	$661,548	$2,964,526
Operating lease liabilities (b)	29,416	42,655	28,941	53,510	154,522
Finance lease liabilities	1,089	2,178	2,251	19,027	24,545
Total obligations and commitments	$188,151	$833,177	$1,388,180	$734,085	$3,143,593

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2025.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at June 30, 2025 from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2025 was composed of $1,460.9 million of fixed-rate debt and $806.5 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at June 30, 2025, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $8.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides our repurchases of shares of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (c)
April 1 - April 30	107,192	$30.20	103,939	$250.0
May 1 - May 31	12,381	23.91	—	250.0
June 1 - June 30	12,500	21.47	—	250.0
Total	132,073

(a)
There were 103,939 shares repurchased during the three months ended June 30, 2025 under the Share Repurchase Program, and there were 28,134 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price of employee stock options.
(b)
Excludes commissions paid and excise taxes accrued related to share repurchases.
(c)
We may repurchase up to $300.0 million of our common stock under the Share Repurchase Program announced on February 27, 2025. As of June 30, 2025, $250.0 million remained available for purchase under the Share Repurchase Program. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (2)

10.1	Amendment to the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan. (3)

10.2*	Form of Cash Retention Award Agreement.

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (4)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(3)
Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 10, 2025 (File No. 001-35331).
(4)
Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-35331).

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

Dated: August 5, 2025