Form 10-Q
period 2025-09-30
Acadia Healthcare Company, Inc.
filed 2025-11-05
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At November 4, 2025, there were 92,258,166 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$118,693	$76,305
Accounts receivable, net	430,838	365,339
Other current assets	198,425	135,848
Total current assets	747,956	577,492
Property and equipment, net	3,091,502	2,853,193
Goodwill	2,286,434	2,264,851
Intangible assets, net	85,176	70,003
Deferred tax assets	27,795	20,964
Operating lease right-of-use assets	114,248	118,369
Other assets	59,630	52,043
Total assets	$6,412,741	$5,956,915

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$24,375	$76,816
Accounts payable	179,939	232,704
Accrued salaries and benefits	166,417	155,426
Current portion of operating lease liabilities	21,479	25,462
Other accrued liabilities	125,713	87,511
Total current liabilities	517,923	577,919
Long-term debt	2,284,773	1,880,093
Deferred tax liabilities	94,086	83,946
Operating lease liabilities	95,464	101,828
Other liabilities	130,565	122,298
Total liabilities	3,122,811	2,766,084
Redeemable noncontrolling interests	169,633	117,116
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,431,462 and 91,775,264 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	904	918
Additional paid-in capital	2,707,719	2,685,464
Retained earnings	411,674	387,333
Total equity	3,120,297	3,073,715
Total liabilities and equity	$6,412,741	$5,956,915

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenue	$851,573	$815,634	2,491,310	$2,379,725
Salaries, wages and benefits (including equity-based compensation expense of $6,031, $9,467, $25,257 and $27,014, respectively)	462,169	428,147	1,359,857	1,265,427
Professional fees	51,478	48,498	147,146	142,236
Supplies	30,412	29,623	87,286	84,153
Rents and leases	11,736	12,389	36,002	36,141
Other operating expenses	128,787	112,137	377,203	322,900
Depreciation and amortization	47,468	37,641	143,495	110,054
Interest expense, net	36,619	29,924	100,939	86,297
Debt extinguishment costs	—	—	1,269	—
Legal settlements expense	—	—	3,504	—
Loss on impairment	—	10,459	1,452	11,459
Gain on sale of property	—	—	(8,715)	—
Transaction, legal and other costs	42,919	8,249	138,416	17,187
Total expenses	811,588	717,067	2,387,854	2,075,854
Income before income taxes	39,985	98,567	103,456	303,871
Provision for income taxes	1,668	27,199	18,139	72,916
Net income	38,317	71,368	85,317	230,955
Net income attributable to noncontrolling interests	(2,071)	(3,236)	(10,570)	(7,958)
Net income attributable to Acadia Healthcare Company, Inc.	$36,246	$68,132	$74,747	$222,997
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.40	$0.74	$0.82	$2.44
Diluted	$0.40	$0.74	$0.82	$2.42
Weighted-average shares outstanding:
Basic	90,414	91,720	90,794	91,571
Diluted	90,584	92,188	91,255	92,119

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2023	91,264	$913	$2,649,340	$131,721	$2,781,974
Common stock issued under stock incentive plans	310	3	4,099	—	4,102
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(5,115)	—	(5,115)
Equity-based compensation expense	—	—	8,678	—	8,678
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	76,383	76,383
Balance at March 31, 2024	91,574	916	2,657,002	208,104	2,866,022
Common stock issued under stock incentive plans	107	1	1,477	—	1,478
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,133)	—	(2,133)
Equity-based compensation expense	—	—	8,869	—	8,869
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	78,482	78,482
Balance at June 30, 2024	91,681	917	2,665,215	286,586	2,952,718
Common stock issued under stock incentive plans	76	1	1,608	—	1,609
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(765)	—	(765)
Equity-based compensation expense	—	—	9,467	—	9,467
Other	—	—	357		357
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	68,132	68,132
Balance at September 30, 2024	91,757	918	2,675,882	354,718	3,031,518
Common stock issued under stock incentive plans	18	—	21	—	21
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(538)	—	(538)
Equity-based compensation expense	—	—	10,099	—	10,099
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	32,615	32,615
Balance at December 31, 2024	91,775	918	2,685,464	387,333	3,073,715
Common stock issued under stock incentive plans	217	2	(2)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,936)	—	(1,936)
Repurchase of common stock, including excise tax	(1,603)	(16)	—	(47,256)	(47,272)
Equity-based compensation expense	—	—	8,677	—	8,677
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	8,374	8,374
Balance at March 31, 2025	90,389	904	2,692,203	348,451	3,041,558
Common stock issued under stock incentive plans	109	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,780)	—	(1,780)
Repurchase of common stock, including excise tax	(104)	(1)	—	(3,159)	(3,160)
Equity-based compensation expense	—	—	10,549	—	10,549
Other	—	—	692	—	692
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	30,127	30,127
Balance at June 30, 2025	90,394	904	2,701,663	375,419	3,077,986
Common stock issued under stock incentive plans	38	—	—	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(237)	—	(237)
Repurchase of common stock, including excise tax	—	—	—	9	9
Equity-based compensation expense	—	—	6,031	—	6,031
Other	—	—	262	—	262
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	36,246	36,246
Balance at September 30, 2025	90,432	$904	$2,707,719	$411,674	$3,120,297

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$85,317	$230,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,495	110,054
Amortization of debt issuance costs	3,513	3,061
Equity-based compensation expense	25,257	27,014
Deferred income taxes	3,309	56,133
Debt extinguishment costs	1,269	—
Legal settlements expense	3,504	—
Loss on impairment	1,452	11,459
Gain on sale of property	(8,715)	—
Other	1,907	(3,988)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(64,958)	(20,936)
Other current assets	(17,590)	(3,334)
Other assets	(10,865)	676
Accounts payable and other accrued liabilities	33,584	(404,942)
Accrued salaries and benefits	5,158	(1,841)
Other liabilities	12,554	8,681
Net cash provided by operating activities	218,191	12,992
Investing activities:
Cash paid for acquisitions, net of cash acquired	(8,165)	(53,550)
Cash paid for capital expenditures	(478,617)	(486,891)
Proceeds from sale of property and equipment	23,151	10,227
Other	(145)	(2,935)
Net cash used in investing activities	(463,776)	(533,149)
Financing activities:
Borrowings on long-term debt	1,200,000	350,000
Borrowings on revolving credit facility	875,000	210,000
Principal payments on revolving credit facility	(1,035,000)	(15,000)
Principal payments on long-term debt	(8,125)	(40,968)
Repayment of long-term debt	(670,856)	—
Payment of debt issuance costs	(18,615)	(1,518)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(3,953)	(824)
Repurchase of common stock	(50,034)	—
Contributions from noncontrolling partners in joint ventures	5,000	3,500
Distributions to noncontrolling partners in joint ventures	(3,877)	(2,972)
Cash paid for contingent consideration	(1,500)	—
Other	(67)	11
Net cash provided by financing activities	287,973	502,229
Net increase (decrease) in cash and cash equivalents	42,388	(17,928)
Cash and cash equivalents at beginning of the period	76,305	100,073
Cash and cash equivalents at end of the period	$118,693	$82,145
Effect of acquisitions:
Assets acquired, excluding cash	$36,715	$59,235
Liabilities assumed	(1,193)	(4,185)
Contingent consideration issued in connection with an acquisition	—	(1,500)
Redeemable noncontrolling interest resulting from an acquisition	(27,357)	—
Cash paid for acquisitions, net of cash acquired	$8,165	$53,550

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At September 30, 2025, these subsidiaries operated 278 behavioral healthcare facilities with approximately 12,500 beds in 40 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326) (“ASU 2025-05”) “Measurement of Credit losses for Accounts Receivable and Contract Assets”. ASU 2025-05 allows entities to elect a practical expedient to assume the current conditions as of the balance sheet date remain unchanged for the remaining life of the asset in the development of a reasonable and supportable forecast for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, and must be adopted prospectively. Early adoption is permitted and must be applied as of the beginning of the annual reporting period in which it is early adopted. The Company is currently evaluating the impact of ASU 2025-05 on the Company’s condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”) “Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 is intended to clarify and modernize the accounting for costs related to internal-use software. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and may be adopted using a prospective, retrospective, or modified transition approach. Early adoption is permitted and must be applied as of the beginning of the annual reporting period in which it is early adopted. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s condensed consolidated financial statements.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acute inpatient psychiatric facilities	$471,455	$439,788	$1,379,088	$1,269,593
Specialty treatment facilities	148,153	155,787	430,882	450,668
Comprehensive treatment centers	144,506	134,174	423,013	400,984
Residential treatment centers	87,459	85,885	258,327	258,480
Revenue	$851,573	$815,634	$2,491,310	$2,379,725

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. The recognition of revenue under certain state government programs can depend on the timing of the programs’ approval by regulatory authorities. Based on the timing of approval of one such program, during the nine months ended September 30, 2025, the Company recognized $65.6 million of revenue, $34.4 million of which related to services rendered in the year ended December 31, 2024.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and nine months ended September 30, 2025 and 2024 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$211,879	24.9%	$216,050	26.5%	$613,634	24.6%	$621,702	26.1%
Medicare	125,542	14.7%	118,022	14.5%	359,801	14.4%	339,117	14.3%
Medicaid	484,171	56.9%	454,319	55.7%	1,431,374	57.5%	1,343,081	56.4%
Self-Pay	17,809	2.1%	14,824	1.8%	48,672	2.0%	44,764	1.9%
Other	12,172	1.4%	12,419	1.5%	37,829	1.5%	31,061	1.3%
Revenue	$851,573	100.0%	$815,634	100.0%	$2,491,310	100.0%	$2,379,725	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$36,246	$68,132	$74,747	$222,997
Denominator:
Weighted average shares outstanding for basic earnings per share	90,414	91,720	90,794	91,571
Effects of dilutive instruments	170	468	461	548
Shares used in computing diluted earnings per common share	90,584	92,188	91,255	92,119

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.40	$0.74	$0.82	$2.44
Diluted	$0.40	$0.74	$0.82	$2.42

Approximately 2.0 million and 0.3 million shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. Approximately 1.2 million and 0.3 million shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

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

Goodwill

The changes in goodwill during 2024 and 2025 are as follows (in thousands):

Balance at January 1, 2024	$2,225,962
Increase from acquisitions	38,889
Balance at December 31, 2024	2,264,851
Increase from acquisitions	8,419
Increase from contribution of redeemable noncontrolling interests	12,775
Adjustments related to 2024 acquisitions	389
Balance at September 30, 2025	$2,286,434

6.
Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$56,182	$41,359
Income taxes receivable	43,967	31,863
Assets held for sale	43,202	18,477
Other receivables	22,001	24,321
Workers’ compensation deposits – current portion	17,500	12,000
Inventory	6,247	5,654
Cost report receivables	5,484	—
Insurance receivable – current portion	553	452
Other	3,289	1,722
Other current assets	$198,425	$135,848

7.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$221,988	$202,550
Building and improvements	2,780,340	2,326,108
Equipment	496,544	448,107
Construction in progress	568,505	772,505
	4,067,377	3,749,270
Less: accumulated depreciation	(975,875)	(896,077)
Property and equipment, net	$3,091,502	$2,853,193

During the nine months ended September 30, 2025, the Company recorded a non-cash property impairment charge of $0.6 million related to certain closed facilities, which is included in loss on impairment in the condensed consolidated statements of income. During the three months ended September 30, 2024, the Company recorded non-cash property impairment charges of $8.8 million and non-cash operating lease right-of-use asset impairment charges of $1.4 million related to certain closed facilities, which are included in loss on impairment in the condensed consolidated statements of income. During the nine months ended September 30, 2024, the Company recorded non-cash property impairment charges of $9.8 million and non-cash operating lease right-of-use asset impairment charges of $1.4 million related to certain closed facilities, which are included in loss on impairment in the condensed consolidated statements of income.

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $43.2 million and $18.5 million at September 30, 2025 and December 31, 2024, respectively.

8.
Other Intangible Assets

Other identifiable intangible assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Licenses and accreditations	$11,942	$11,631
Trade names	52,362	39,587
Certificates of need	20,872	18,785
Total	$85,176	$70,003

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization. During the three and nine months ended September 30, 2024, the Company recorded non-cash indefinite-lived intangibles asset impairment charges of $0.3 million, related to the closure of certain facilities, which are included in loss on impairment in the condensed consolidated statements of income.

9.
Commitments and Contingencies

Professional and General Liability

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim, $15.0 million for certain other claims and $25.0 million for certain batched claims through August 31, 2025 and $15.0 million per claim and $25.0 million for certain batched claims thereafter. The Company has obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $80.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2025 and $75.0 million in the aggregate for claims thereafter. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

Securities Litigation

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014 and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On September 30, 2022, the court entered an order certifying a class consisting of all persons who purchased or otherwise acquired the common stock of the Company between April 30, 2014 and November 15, 2018. On October 16, 2025, the court denied defendants’ motion for summary judgment, which decision defendants have asked the court to certify for interlocutory appeal and to stay case proceedings while the appeal is pending. The case is set for trial on November 18, 2025, if a stay is not granted. Plaintiffs are seeking damages ranging from $5.48 to $16.84 per share for shares that are part of the class.

On July 10, 2025, a consolidated class action complaint was filed against the Company and certain former and current officers in the consolidated lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 8, 2020 and February 27, 2025. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Defendants filed a motion to dismiss the consolidated complaint on September 8, 2025. Plaintiffs’ responsive brief is due by November 7, 2025. Defendants’ reply is due by December 22, 2025.

At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with these cases.

Derivative Actions

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 22, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. The denial of summary judgment in the securities litigation noted above means that the stays will be lifted in these derivative cases pursuant to the terms of the stay.

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

10.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses	$55,843	$38,759
Accrued interest	19,253	18,048
Accrued property taxes	16,830	8,671
Insurance liability – current portion	12,486	12,486
Contract liabilities	3,260	1,686
Finance lease liabilities	1,089	1,089
Cost report payable	—	808
Other	16,952	5,964
Other accrued liabilities	$125,713	$87,511

11.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Credit Facility:
Term Loan A	$641,875	$—
Revolving Line of Credit	210,000	—
Prior Credit Facility:
Term Loan A	—	670,856
Revolving Line of Credit	—	370,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes due 2033	550,000	—
Less: unamortized debt issuance costs, discount and premium	(17,727)	(8,947)
	2,309,148	1,956,909
Less: current portion	(24,375)	(76,816)
Long-term debt	$2,284,773	$1,880,093

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At September 30, 2025, the Company was in compliance with all financial covenants.

During the nine months ended September 30, 2025, the Company borrowed $760.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At September 30, 2025, the Company had $786.7 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.3 million related to security for the payment of claims required by its workers’ compensation insurance program.

Prior Credit Facility

On March 17, 2021, the Company entered into a credit agreement (as amended, the “Prior Credit Facility”), which provided for a $600.0 million senior secured revolving credit facility (the “Prior Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million, which amount was later increased by $350.0 million (as increased, the “Prior Term Loan Facility”), each of which was scheduled to mature on March 17, 2026. The Prior Revolving Facility further provided for a $20.0 million subfacility for the issuance of letters of credit.

During the nine months ended September 30, 2025, the Company borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding. During the nine months ended September 30, 2024, the Company borrowed $210.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

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

12.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2025, the Company operated 15 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 88% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 13 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2024	$105,686
Contributions from noncontrolling partners in joint ventures	5,530
Net income attributable to noncontrolling interests	8,872
Distributions to noncontrolling partners in joint ventures	(2,972)
Balance at December 31, 2024	117,116
Contributions from noncontrolling partners in joint ventures	45,824
Net income attributable to noncontrolling interests	10,570
Distributions to noncontrolling partners in joint ventures	(3,877)
Balance at September 30, 2025	$169,633

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

At September 30, 2025, the Company operated 15 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 88% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at September 30, 2025 and December 31, 2024 include total assets of variable interest entities of $1,283.1 million and $930.9 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at September 30, 2025 and December 31, 2024 include total liabilities of variable interest entities of $45.4 million and $36.8 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$120,643	$97,901
Accounts receivable, net	55,662	39,050
Other current assets	25,687	5,388
Total current assets	201,992	142,339
Property and equipment, net	980,289	718,084
Goodwill	55,159	42,384
Intangible assets, net	33,507	18,394
Operating lease right-of-use assets	12,117	9,724
Total assets	$1,283,064	$930,925

Accounts payable	$10,765	$9,756
Accrued salaries and benefits	12,380	12,608
Current portion of operating lease liabilities	675	613
Other accrued liabilities	12,373	4,054
Total current liabilities	36,193	27,031
Operating lease liabilities	9,225	9,740
Total liabilities	$45,418	$36,771

14.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2025, a maximum of 15,175,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 3,418,793 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $6.0 million and $9.5 million in equity-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, and $25.3 million and $27.0 million for the nine months ended September 30, 2025 and 2024, respectively. Stock compensation expense for the three and nine months ended September 30, 2025 and 2024 is impacted by forfeiture adjustments. Stock compensation expense for the nine months ended September 30, 2025 and 2024 is also impacted by performance stock unit adjustments based on actual performance compared to vesting targets. At September 30, 2025, there was $67.8 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

The Company recognized a deferred income tax benefit of $1.0 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $6.2 million and $7.3 million for the nine months ended September 30, 2025 and 2024, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2024 and 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2024	936,545	$56.21
Options granted	4,000	75.30
Options exercised	(158,714)	45.43
Options cancelled	(86,810)	66.91
Options outstanding at December 31, 2024	695,021	57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(168,920)	53.76
Options outstanding at September 30, 2025	526,101	$58.63	5.83	$—
Options exercisable at September 30, 2025	395,416	$54.32	$5.40	$—

Fair values are estimated using the Black-Scholes option pricing model. There were no stock options granted during the three and nine months ended September 30, 2025. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the year ended December 31, 2024:

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

Other Stock-Based Awards

Restricted stock unit activity during 2024 and 2025 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	1,030,478	$68.38
Granted	608,572	71.78
Cancelled	(127,761)	72.84
Vested	(365,871)	63.29
Unvested at December 31, 2024	1,145,418	$71.31
Granted	1,441,971	27.46
Cancelled	(346,414)	47.92
Vested	(427,070)	68.97
Unvested at September 30, 2025	1,813,905	$41.47

Performance stock unit activity during 2024 and 2025 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	336,031	$69.35
Granted	78,955	68.04
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at December 31, 2024	291,518	$71.47
Granted	228,923	22.81
Performance adjustment	(22,974)	72.07
Cancelled	(107,865)	53.20
Vested	(66,676)	73.96
Unvested at September 30, 2025	322,926	$42.52

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

15.
Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the nine months ended September 30, 2025, the Company repurchased 1,706,625 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $50.4 million. As of September 30, 2025, there was $250.0 million of authorization remaining under the Share Repurchase Program.

16.
Transaction, legal and other costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Government investigations	$38,737	$3,102	$123,274	$5,635
Termination and restructuring costs	3,206	718	15,446	(1,263)
Legal, accounting and other acquisition-related costs	976	2,939	(304)	9,730
Management transition costs	—	1,490	—	3,085
Total	$42,919	$8,249	$138,416	$17,187

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 – Commitments and Contingencies. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($0.4 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $(2.3) million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.1 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of the Company’s Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

17.
Income Taxes

The provision for income taxes for the three months ended September 30, 2025 and 2024 reflects effective tax rates of 4.2% and 27.6%, respectively, and 17.5% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for both the three and nine months ended September 30, 2025 was primarily attributable to the Company’s lower pre-tax results for both the three and nine months ended September 30, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and the release of uncertain tax positions in the current year.

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

The carrying amounts and fair values of the Credit Facility, the Prior Credit Facility, and the Senior Notes at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Credit Facility	$847,634	$—	$847,634	$—
Prior Credit Facility	$—	$1,039,349	$—	$1,039,349
5.500% Senior Notes due 2028	$447,142	$446,435	$442,984	$425,229
5.000% Senior Notes due 2029	$471,737	$471,125	$462,302	$439,324
7.375% Senior Notes due 2033	$542,635	$—	$563,635	$—

The Credit Facility, the Prior Credit Facility, and the Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

19.
Segments

The Company has one reportable segment, behavioral healthcare services. The behavioral healthcare services segment provides inpatient and outpatient behavioral healthcare services. The Company derives revenue from 40 states and Puerto Rico and manages business activities on a consolidated basis. Revenue is primarily derived from services rendered to patients for inpatient psychiatric and substance abuse care, outpatient psychiatric care and adolescent residential treatment.

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
•
the impact of volatility in the global capital and credit markets, as well as significant developments in macroeconomic and political conditions that are out of our control, including any effects that the ongoing U.S. government shutdown may have on financial markets and macroeconomic conditions;
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
•
the impact of class action and other claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, tort and employee related claims;
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
•
the potential impact of activist stockholder actions or tactics;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At September 30, 2025, we operated 278 behavioral healthcare facilities with approximately 12,500 beds in 40 states and Puerto Rico. During the nine months ended September 30, 2025, we added 908 beds, consisting of 274 beds added to existing facilities and 634 beds added through the opening of one wholly-owned facility and four joint venture facilities, and we opened 14 CTCs.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$851,573	100.0%	$815,634	100.0%	$2,491,310	100.0%	$2,379,725	100.0%
Salaries, wages and benefits	462,169	54.3%	428,147	52.5%	1,359,857	54.6%	1,265,427	53.2%
Professional fees	51,478	6.0%	48,498	5.9%	147,146	5.9%	142,236	6.0%
Supplies	30,412	3.6%	29,623	3.6%	87,286	3.5%	84,153	3.5%
Rents and leases	11,736	1.4%	12,389	1.5%	36,002	1.4%	36,141	1.5%
Other operating expenses	128,787	15.1%	112,137	13.8%	377,203	15.1%	322,900	13.6%
Depreciation and amortization	47,468	5.6%	37,641	4.6%	143,495	5.8%	110,054	4.6%
Interest expense, net	36,619	4.3%	29,924	3.7%	100,939	4.1%	86,297	3.6%
Debt extinguishment costs	—	0.0%	—	0.0%	1,269	0.1%	—	0.0%
Legal settlements expense	—	0.0%	—	0.0%	3,504	0.1%	—	0.0%
Loss on impairment	—	0.0%	10,459	1.3%	1,452	0.1%	11,459	0.5%
Gain on sale of property	—	0.0%	—	0.0%	(8,715)	-0.3%	—	0.0%
Transaction, legal and other costs	42,919	5.0%	8,249	1.0%	138,416	5.6%	17,187	0.7%
Total expenses	811,588	95.3%	717,067	87.9%	2,387,854	96.0%	2,075,854	87.2%
Income before income taxes	39,985	4.7%	98,567	12.1%	103,456	4.0%	303,871	12.8%
Provision for income taxes	1,668	0.2%	27,199	3.3%	18,139	0.7%	72,916	3.1%
Net income	38,317	4.5%	71,368	8.8%	85,317	3.3%	230,955	9.7%
Net income attributable to noncontrolling interests	(2,071)	-0.2%	(3,236)	-0.4%	(10,570)	-0.4%	(7,958)	-0.3%
Net income attributable to Acadia Healthcare Company, Inc.	$36,246	4.3%	$68,132	8.4%	$74,747	2.9%	$222,997	9.4%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 4.7% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Consistent with many other healthcare providers and other industries across the country, we continue to navigate a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs, and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 40 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and nine months ended September 30, 2025 compared to the same periods in 2024:

	Three Months Ended	Nine Months Ended
Same Facility Results (a)
Revenue growth	3.7%	5.1%
Patient days growth	1.3%	1.8%
Admissions growth	3.3%	2.3%
Average length of stay change (b)	-1.9%	-0.5%
Revenue per patient day growth	2.3%	3.3%

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

Same facility results reflect adjustments that are intended to provide the specific presentation described above and that may be irregular in timing from period to period related to newly opened or acquired facilities or facilities that we no longer operate, and may omit certain results that investors may view as important. Same facility results may therefore not be indicative of the overall performance of our business, and should not be considered as an alternative for net income or any other performance measures derived in accordance with GAAP.

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenue. Revenue increased $35.9 million, or 4.4%, to $851.6 million for the three months ended September 30, 2025 from $815.6 million for the three months ended September 30, 2024. Same facility revenue increased $29.5 million, or 3.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, resulting from same facility growth in revenue per day of 2.3%, same facility growth in patient days of 1.3% and same facility growth in admissions of 3.3%. Consistent with same facility revenue growth in 2024, the growth in same facility patient days for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $462.2 million for the three months ended September 30, 2025 compared to $428.1 million for the three months ended September 30, 2024, an increase of $34.1 million. SWB expense included $6.0 million and $9.5 million of equity-based compensation expense for the three months ended September 30, 2025 and 2024, respectively. Excluding equity-based compensation expense, SWB expense was $456.2 million, or 53.6% of revenue, for the three months ended September 30, 2025, compared to $418.6 million, or 51.3% of revenue, for the three months ended September 30, 2024. Same facility SWB expense was $404.0 million for the three months ended September 30, 2025, or 48.8% of revenue, compared to $380.0 million for the three months ended September 30, 2024, or 47.6% of revenue.

Professional fees. Professional fees were $51.5 million for the three months ended September 30, 2025, or 6.0% of revenue, compared to $48.5 million for the three months ended September 30, 2024, or 5.9% of revenue. Same facility professional fees were $43.1 million for the three months ended September 30, 2025, or 5.2% of revenue, compared to $42.2 million for the three months ended September 30, 2024, or 5.3% of revenue.

Supplies. Supplies expense was $30.4 million for the three months ended September 30, 2025, or 3.6% of revenue, compared to $29.6 million for the three months ended September 30, 2024, or 3.6% of revenue. Same facility supplies expense was $29.2 million for the three months ended September 30, 2025, or 3.5% of revenue, compared to $28.8 million for the three months ended September 30, 2024, or 3.6% of revenue.

Rents and leases. Rents and leases were $11.7 million for the three months ended September 30, 2025, or 1.4% of revenue, compared to $12.4 million for the three months ended September 30, 2024, or 1.5% of revenue. Same facility rents and leases were $10.5 million for the three months ended September 30, 2025, or 1.3% of revenue, compared to $11.1 million for the three months ended September 30, 2024, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $128.8 million for the three months ended September 30, 2025, or 15.1% of revenue, compared to $112.1 million for the three months ended September 30, 2024, or 13.8% of revenue. Same facility other operating expenses were $116.2 million for the three months ended September 30, 2025, or 14.0% of revenue, compared to $105.2 million for the three months ended September 30, 2024, or 13.2% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $47.5 million for the three months ended September 30, 2025, or 5.6% of revenue, compared to $37.6 million for the three months ended September 30, 2024, or 4.6% of revenue.

Interest expense. Interest expense was $36.6 million for the three months ended September 30, 2025 compared to $29.9 million for the three months ended September 30, 2024. The increase in interest expense was primarily the result of interest on the 7.375% Senior Notes issued during the first quarter of 2025.

Loss on impairment. During the third quarter of 2024, we recorded non-cash property impairment charges totaling $10.5 million related to certain closed facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $0.3 million, property impairment of $8.8 million and operating lease right-of-use asset impairment of $1.4 million.

Transaction, legal and other costs. Transaction, legal and other costs were $42.9 million for the three months ended September 30, 2025, compared to $8.2 million for the three months ended September 30, 2024. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended September 30,
	2025	2024
Government investigations	$38,737	$3,102
Termination and restructuring costs	3,206	718
Legal, accounting and other acquisition-related costs	976	2,939
Management transition costs	—	1,490
Total	$42,919	$8,249

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 — Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($0.4 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.1 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

Provision for income taxes. For the three months ended September 30, 2025, the provision for income taxes was $1.7 million, reflecting an effective tax rate of 4.2%, compared to $27.2 million, reflecting an effective tax rate of 27.6%, for the three months ended September 30, 2024. The decrease in the effective tax rate for the three months ended September 30, 2025 was primarily attributable to the Company’s lower pre-tax results for the three months ended September 30, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and the release of uncertain tax positions in the current year.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenue. Revenue increased $111.6 million, or 4.7%, to $2,491.3 million for the nine months ended September 30, 2025 from $2,379.7 million for the nine months ended September 30, 2024. The nine months ended September 30, 2025, included $65.6 million of revenue for one state government program based on timing of program approval. Same facility revenue increased $118.3 million, or 5.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, resulting from same facility growth in revenue per day of 3.3%, same facility growth in patient days of 1.8%, and same facility growth in admissions of 2.3%. Consistent with same facility revenue growth in 2024, the growth in same facility patient days for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,359.9 million for the nine months ended September 30, 2025 compared to $1,265.4 million for the nine months ended September 30, 2024, an increase of $94.4 million. SWB expense included $25.3 million and $27.0 million of equity-based compensation expense for the nine months ended September 30, 2025 and 2024. Excluding equity-based compensation expense, SWB expense was $1,334.6 million, or 53.6% of revenue, for the nine months ended September 30, 2025, compared to $1,238.4 million, or 52.0% of revenue, for the nine months ended September 30, 2024. Same facility SWB expense was $1,186.8 million for the nine months ended September 30, 2025, or 48.7% of revenue, compared to $1,118.9 million for the nine months ended September 30, 2024, or 48.2% of revenue.

Professional fees. Professional fees were $147.1 million for the nine months ended September 30, 2025, or 5.9% of revenue, compared to $142.2 million for the nine months ended September 30, 2024, or 6.0% of revenue. Same facility professional fees were $124.4 million for the nine months ended September 30, 2025, or 5.1% of revenue, compared to $122.0 million for the nine months ended September 30, 2024, or 5.3% of revenue.

Supplies. Supplies expense was $87.3 million for the nine months ended September 30, 2025, or 3.5% of revenue, compared to $84.2 million for the nine months ended September 30, 2024, or 3.5% of revenue. Same facility supplies expense was $84.2 million for the nine months ended September 30, 2025, or 3.5% of revenue, compared to $81.4 million for the nine months ended September 30, 2024, or 3.5% of revenue.

Rents and leases. Rents and leases were $36.0 million for the nine months ended September 30, 2025, or 1.4% of revenue, compared to $36.1 million for the nine months ended September 30, 2024, or 1.5% of revenue. Same facility rents and leases were $31.8 million for the nine months ended September 30, 2025, or 1.3% of revenue, compared to $32.1 million for the nine months ended September 30, 2024, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $377.2 million for the nine months ended September 30, 2025, or 15.1% of revenue, compared to $322.9 million for the nine months ended September 30, 2024, or 13.6% of revenue. Same facility other operating expenses were $339.2 million for the nine months ended September 30, 2025, or 13.9% of revenue, compared to $300.5 million for the nine months ended September 30, 2024, or 12.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $143.5 million for the nine months ended September 30, 2025, or 5.8% of revenue, compared to $110.1 million for the nine months ended September 30, 2024, or 4.6% of revenue.

Interest expense. Interest expense was $100.9 million for the nine months ended September 30, 2025 compared to $86.3 million for the nine months ended September 30, 2024. The increase in interest expense was primarily the result of interest on the 7.375% Senior Notes issued during the first quarter of 2025.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the nine months ended September 30, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements expense. Legal settlements expense was $3.5 million for the nine months ended September 30, 2025 related to costs associated with the Desert Hills Litigation.

Loss on impairment. During the nine months ended September 30, 2025, we recorded non-cash property impairment charges of $1.5 million related to certain closed facilities. During the nine months ended September 30, 2024, we recorded non-cash property impairment charges of $11.5 million related to certain closed facilities. The non-cash impairment charges included indefinite-lived intangible asset impairment of $0.3 million, property impairment of $9.8 million and operating lease right-of-use asset impairment of $1.4 million.

Gain on sale of property. During the nine months ended September 30, 2025, we recorded an $8.7 million gain on facility property sales.

Transaction, legal and other costs. Transaction, legal and other costs were $138.4 million for the nine months ended September 30, 2025, compared to $17.2 million for the nine months ended September 30, 2024. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Nine Months Ended September 30,
	2025	2024
Government investigations	$123,274	$5,635
Termination and restructuring costs	15,446	(1,263)
Legal, accounting and other acquisition-related costs	(304)	9,730
Management transition costs	—	3,085
Total	$138,416	$17,187

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 9 — Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($1.9 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($(2.3) million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.1 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

Provision for income taxes. For the nine months ended September 30, 2025, the provision for income taxes was $18.1 million, reflecting an effective tax rate of 17.5%, compared to $72.9 million, reflecting an effective tax rate of 24.0%, for the nine months ended September 30, 2024. The decrease in the effective tax rate for the nine months ended September 30, 2025 was primarily attributable to the Company’s lower pre-tax results for the nine months ended September 30, 2025, which yields higher volatility in the items impacting the effective tax rate when compared to prior periods and the release of uncertain tax positions in the current year.

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

The following table presents revenue by payor type and as a percentage of revenue for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$211,879	24.9%	$216,050	26.5%	$613,634	24.6%	$621,702	26.1%
Medicare	125,542	14.7%	118,022	14.5%	359,801	14.4%	339,117	14.3%
Medicaid	484,171	56.9%	454,319	55.7%	1,431,374	57.5%	1,343,081	56.4%
Self-Pay	17,809	2.1%	14,824	1.8%	48,672	2.0%	44,764	1.9%
Other	12,172	1.4%	12,419	1.5%	37,829	1.5%	31,061	1.3%
Revenue	$851,573	100.0%	$815,634	100.0%	$2,491,310	100.0%	$2,379,725	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2025 and December 31, 2024:

September 30, 2025

	Current	30-90	90-150	>150	Total
Commercial	17.0%	4.7%	3.0%	7.0%	31.7%
Medicare	9.1%	2.3%	0.7%	1.5%	13.6%
Medicaid	33.1%	5.8%	3.2%	5.8%	47.9%
Self-Pay	1.3%	1.6%	1.3%	2.6%	6.8%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	60.5%	14.4%	8.2%	16.9%	100.0%

December 31, 2024

	Current	30-90	90-150	>150	Total
Commercial	17.0%	4.7%	2.5%	8.2%	32.4%
Medicare	9.0%	1.6%	0.6%	1.2%	12.4%
Medicaid	33.9%	5.6%	2.9%	5.2%	47.6%
Self-Pay	1.5%	1.7%	1.5%	2.9%	7.6%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	61.4%	13.6%	7.5%	17.5%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2025 was $218.2 million compared to $13.0 million for the nine months ended September 30, 2024. Days sales outstanding were 47 days for September 30, 2025 compared to 43 days at December 31, 2024.

Cash used in investing activities for the nine months ended September 30, 2025 was $463.8 million compared to $533.1 million for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of $478.6 million of cash paid for capital expenditures, $8.2 million of cash paid for acquisitions and $0.1 million of other, offset by $23.2 million of proceeds from sale of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2025 was $478.6 million, consisting of routine or maintenance capital expenditures of $76.1 million and expansion capital expenditures of $402.5 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the nine months ended September 30, 2025. Cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $486.9 million of cash paid for capital expenditures, $53.6 million of cash paid for acquisitions and $2.9 million of other, offset by $10.2 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2024 was $486.9 million, consisting of routine or maintenance capital expenditures of $71.3 million and expansion capital expenditures of $415.6 million.

Cash provided by financing activities for the nine months ended September 30, 2025 was $288.0 million compared to $502.2 million for the nine months ended September 30, 2024. Cash provided by financing activities for the nine months ended September 30, 2025 consisted of borrowings on long-term debt of $1,200.0 million, borrowings on revolving credit facility of $875.0 million and contributions from noncontrolling partners in joint ventures of $5.0 million, offset by principal payments on revolving credit facility of $1,035.0 million, repayment of long-term debt of $670.9 million, repurchase of common stock of $50.0 million, payment of debt issuance costs of $18.6 million, principal payments on long-term debt of $8.1 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $4.0 million, distributions to noncontrolling partners in joint ventures of $3.9 million, cash paid for contingent consideration of $1.5 million and $0.1 million of other. Cash provided by financing activities for the nine months ended September 30, 2024 consisted of borrowings on long-term debt of $350.0 million, borrowings on revolving credit facility of $210.0 million and contributions from noncontrolling partners in joint ventures of $3.5 million, offset by principal payments on long-term debt of $41.0 million, principal payments on revolving credit facility of $15.0 million, distributions to noncontrolling partners in joint ventures of $3.0 million, payment of debt issuance costs of $1.5 million and repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $0.8 million.

We had total available cash and cash equivalents of $118.7 million and $76.3 million at September 30, 2025 and December 31, 2024, respectively, of which approximately $10.7 million and $7.7 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

Desert Hills Litigation

As described in more detail in Note 9 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements, on October 30, 2023, we entered into settlement agreements in connection with the Cases. The settlement agreements for the Cases were approved by the District Court in December 2023 and fully resolved each of the Cases with no admission of liability or wrongdoing by us or Desert Hills. On January 19, 2024, pursuant to the terms of the settlement agreements, we paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to all harm, injuries or damages asserted in the Cases or that may be asserted in the future by the plaintiffs in the Cases.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At September 30, 2025, our Consolidated Total Net Leverage Ratio was 3.4x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the nine months ended September 30, 2025, we borrowed $760.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At September 30, 2025, we had $786.7 million of availability under the Revolving Facility and had standby letters of credit outstanding of $3.3 million related to security for the payment of claims required by our workers’ compensation insurance program.

Prior Credit Facility

On March 17, 2021, we entered into the Prior Credit Facility, which provided for the Prior Revolving Facility and the Prior Term Loan Facility, each of which was scheduled to mature on March 17, 2026.

During the nine months ended September 30, 2025, we borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding. During the nine months ended September 30, 2024, we borrowed $210.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

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

Supplemental Guarantor Financial Information

We conduct substantially all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Agreement. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025.

Summarized balance sheet information (in thousands):

	September 30, 2025	December 31, 2024
Current assets	$532,750	$436,571
Property and equipment, net	2,006,635	1,819,037
Goodwill	2,153,260	2,144,452
Total noncurrent assets	4,464,110	4,246,078

Current liabilities	467,159	548,909
Long-term debt	2,284,773	1,880,093
Total noncurrent liabilities	2,519,765	2,111,252
Redeemable noncontrolling interests	—	—
Total equity	2,009,937	2,022,488

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2025
Revenue	$2,011,113
Income before income taxes	24,003
Net income	24,079
Net income attributable to Acadia Healthcare Company, Inc.	24,079

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2025 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$161,986	$790,218	$1,376,277	$651,406	$2,979,887
Operating lease liabilities (b)	28,453	43,351	30,347	55,907	158,058
Finance lease liabilities	1,089	2,178	2,260	18,927	24,454
Total obligations and commitments	$191,528	$835,747	$1,408,884	$726,240	$3,162,399

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2025.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at September 30, 2025 from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2025 was composed of $1,461.5 million of fixed-rate debt and $847.6 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at September 30, 2025, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $8.5 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides our repurchases of shares of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (c)
July 1 - July 31	8,775	$22.65	—	$250.0
August 1 - August 31	647	22.12	—	$250.0
September 1 - September 30	5,269	24.27	—	$250.0
Total	14,691

(a)
There were no shares repurchased during the three months ended September 30, 2025 under the Share Repurchase Program, and there were 14,691 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price of employee stock options.
(b)
Excludes commissions paid and excise taxes accrued related to share repurchases.
(c)
We may repurchase up to $300.0 million of our common stock under the Share Repurchase Program announced on February 27, 2025. As of September 30, 2025, $250.0 million remained available for purchase under the Share Repurchase Program. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (2)

10.1	Employment Agreement, dated as of October 7, 2025, by and between Acadia Management Company, LLC and Todd Young. (3)

10.2*	Cash Retention Award Agreement, dated as of July 25, 2025, by and between Acadia Management Company, LLC and Brian Farley.

10.3*	Cash Retention Award Agreement, dated as of July 25, 2025, by and between Acadia Management Company, LLC and Dr. Nasser Khan.

10.4*	Cash Retention Award Agreement, dated as of December 19, 2024, by and between Acadia Management Company, LLC and Timothy Sides, as amended as of August 6, 2025.

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(3)
Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed October 7, 2025 (File No. 001-35331).

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

Acadia Healthcare Company, Inc.

By:	/s/Todd S. Young
Todd S. Young
Chief Financial Officer

Dated: November 5, 2025