Form 10-K
period 2025-12-31
Acadia Healthcare Company, Inc.
filed 2026-02-27
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35331

ACADIA HEALTHCARE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2492228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4020 Aspen Grove Drive, Suite 900

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

As of June 30, 2025, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2.1 billion, based on the closing price of the registrant’s common stock reported on the NASDAQ Global Select Market of $22.69 per share.

As of February 25, 2026, there were 92,211,777 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be held on May 6, 2026 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At December 31, 2025, we operated 277 behavioral healthcare facilities with over 12,500 beds in 40 states and Puerto Rico. During the year ended December 31, 2025, we added 1,089 beds, consisting of 311 added to existing facilities and 778 added through the opening of one wholly-owned facility and five joint venture facilities, and we closed five facilities totaling 382 beds. The five joint venture facilities opened during the year ended December 31, 2025, were through partnerships with Henry Ford Health, Geisinger Health, Ascension Seton, Fairview Health Services, and ECU Health. During the year ended December 31, 2025, we opened 15 CTCs.

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

Our common stock is listed for trading on The NASDAQ Global Select Market under the symbol “ACHC.” Our principal executive offices are located at 4020 Aspen Grove Drive, Suite 900, Franklin, Tennessee 37067, and our telephone number is (615) 861-6000.

Financing Transactions

Credit Facility

On February 28, 2025 (the “Credit Facility Closing Date”), we entered into a new credit agreement (the “Credit Agreement”), which provides for a $1.0 billion senior secured revolving credit facility (including a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million swingline subfacility) (the “Revolving Facility”) and a $650.0 million senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Credit Facility”), each maturing on February 28, 2030.

On the Credit Facility Closing Date, the full $650.0 million amount of the Term Loan Facility was funded, and $550.0 million was funded under the Revolving Facility, which amounts were used, among other things, to refinance the outstanding obligations under the Prior Credit Facility (as defined below).

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, either (i) a Secured Overnight Financing Rate (“SOFR”) -based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.1 million through March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more incremental term loan facilities (collectively, the “Incremental Facilities”), upon obtaining additional commitments from new or existing lenders and the satisfaction of certain customary conditions precedent for such Incremental Facilities. Such Incremental Facilities may not exceed the sum of (i) the greater of $710.0 million and an amount equal to 100% of the LTM Consolidated EBITDA (as defined in the Credit Agreement) of the Company at the time of determination and (ii) additional amounts that would not cause our Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) to exceed 4.0 to 1.0.

Subject to certain exceptions, substantially all of our existing and subsequently acquired or organized direct and indirect wholly-owned U.S. subsidiaries are required to guarantee the repayment of our obligations under the Credit Agreement. Our obligations and such guarantor subsidiaries are secured by a pledge of substantially all of our assets and such guarantor subsidiaries (excluding all real property and certain other customarily excluded assets).

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on our ability and subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At December 31, 2025, we were in compliance with all financial covenants.

For the year ended December 31, 2025, we borrowed $954.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At December 31, 2025, we had $594.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

Prior Credit Facility

On March 17, 2021, we entered into a credit agreement (as amended, the “Prior Credit Facility”), which provided for a $600.0 million senior secured revolving credit facility (the “Prior Revolving Facility”) and a senior secured term loan facility in an initial principal amount of $425.0 million, which amount was later increased by $350.0 million (as increased, the “Prior Term Loan Facility”), each of which was scheduled to mature on March 17, 2026. The Prior Revolving Facility further provided for a $20.0 million subfacility for the issuance of letters of credit.

For the year ended December 31, 2025, we borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding prior to February 28, 2025, when the Prior Credit Facility was refinanced with the Credit Facility. For the year ended December 31, 2024, we borrowed $305.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

On February 28, 2025, we refinanced the Prior Credit Facility by using the proceeds of the Credit Facility to repay the outstanding balances of the Prior Term Loan Facility and the Prior Revolving Facility, which totaled $670.9 million and $485.0 million, respectively. In connection therewith, we recorded a loss on extinguishment of $1.3 million, which is included in debt extinguishment costs in the consolidated statements of operations.

7.375% Senior Notes due 2033

On March 10, 2025, we issued $550.0 million of 7.375% Senior Notes due 2033 (the “7.375% Senior Notes”). The 7.375% Senior Notes mature on March 15, 2033 and bear interest at a rate of 7.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. The net proceeds from the issuance and sale of the 7.375% Senior Notes, together with cash on hand, were used to pay down $550.0 million of outstanding borrowings under the Revolving Facility.

The indenture governing the 7.375% Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; (vi) merge, consolidate or sell substantially all of our assets; and (vii) create liens on assets.

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guarantee our obligations under the Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the 7.375% Senior Notes at our option, in whole or part, at the dates and amounts set forth in the indenture.

Competitive Strengths

Management believes the following strengths differentiate us from other providers of behavioral healthcare services:

Executive management team with track record of success. Our executive management team brings decades of combined leadership in healthcare and clinical operations. The extensive national background and operational expertise of our management team provide what management believes to be a strong foundation in the behavioral healthcare industry. Our management team strives to use its history of operating behavioral healthcare facilities to generate strong cash flow and grow a profitable business.

Legislative and favorable industry trends. According to a 2024 survey by the Substance Abuse and Mental Health Services Administration (“SAMHSA”) of the U.S. Department of Health and Human Services (the “HHS”), mental illness or substance use disorder prevalence represents more than one in four U.S. adults. In 2024, 61.5 million adults in the U.S. aged 18 years or older suffered from a mental illness in the prior year and 14.6 million suffered from a serious mental illness. Further, 21.2 million adults had co-occurring serious mental illness and substance use disorder in 2024. Approximately 52.6 million people aged 12 or older in 2024 needed substance use treatment in the past year, but only 10.2 million of those received substance use treatment. According to a study by the Centers for Disease Control and Prevention (“CDC”) made available in 2024, youth mental health continues to reach all-time highs, and nearly all indicators of poor mental health and suicidal thoughts and behaviors worsened from 2013 to 2023. In 2023, 40% of high school students reported persistent feelings of sadness or hopelessness, compared to 30% in 2013. Further, in 2023, 20% of high school students seriously considered attempting suicide and 9% of high school students attempted suicide one or more times. Management believes the market for behavioral healthcare services will continue to grow due to increased awareness of mental health and substance abuse conditions and treatment options.

While the growing awareness of mental health and substance abuse conditions is expected to accelerate demand for services, evolving healthcare legislation in the U.S. has increased, and is expected to further increase, access to industry services as more people obtain insurance coverage. A key aspect of reform legislation was the extension of mental health parity protections established into law by the Paul Wellstone and Pete Domenici Mental Health Parity and Addiction Equity Act of 2008 (the “MHPAEA”). The MHPAEA requires employers who provide behavioral healthcare and addiction benefits to provide such coverage to the same extent as other medical conditions. On December 13, 2016, President Obama signed the 21st Century Cures Act. The 21st Century Cures Act appropriates substantial resources for the treatment of behavioral healthcare and substance abuse disorders and contains measures intended to strengthen the MHPAEA. On October 21, 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands Medicare coverage to include Opioid Treatment Programs for services provided on or after January 2, 2020. It also includes ‘The Individuals in Medicaid Deserve Care that is Appropriate and Responsible in its Execution Act’, which suspends the prohibition on using federal Medicaid funds to pay for substance use disorder treatment at inpatient treatment facilities with more than 16 beds and limits beneficiaries to no more than 30 days of inpatient treatment per 12-month period.

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

Diversified revenue and payor bases. At December 31, 2025, we operated 277 behavioral healthcare facilities in 40 states and Puerto Rico. Our payor, patient and geographic diversity mitigates the potential risk associated with any single facility. For the year ended December 31, 2025, we received 57.7% of our revenue from Medicaid, 24.6% from commercial payors, 14.3% from Medicare and 3.4% from other payors. As we receive Medicaid payments from 46 states, the District of Columbia and Puerto Rico, management does not believe that we are significantly affected by changes in reimbursement policies in any one state or territory. No facility accounted for more than 4% of revenue for the year ended December 31, 2025, and no state or U.S. territory accounted for more than 14% of revenue for the year ended December 31, 2025. We believe that our increased geographic diversity will mitigate the impact of any financial or budgetary pressure that may arise in a particular state or market where we operate.

Financial position to execute our strategy. Management believes we continue to be well positioned for investments in our facilities, expansion into new and existing markets and enhancement of our capabilities and infrastructure. We generate strong returns by profitably operating our business and by actively managing our working capital. Moreover, as the behavioral healthcare business does not typically require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are generally less than that of other facility-based healthcare providers. For the year ended December 31, 2025, our maintenance capital expenditures amounted to approximately 3% of our revenue.

Business Strategy

Our strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex-needs patient population. We are committed to providing the communities we serve high-quality, cost-effective behavioral healthcare services, while growing our business and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. Our core strategic priorities include:

Drive organic growth of existing facilities. We seek to increase revenue at our facilities by providing a broader range of services to new and existing patients and clients. In addition, management intends to increase bed counts in our existing facilities. We added 311 beds to existing facilities during the year ended December 31, 2025.

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

Fuel facility growth through accelerated joint venture partnerships and de novo builds and pursuing programmatic mergers and acquisitions. We are a leading provider of behavioral healthcare services in the U.S. The behavioral healthcare industry in the U.S. is highly fragmented, and we selectively seek opportunities to expand and diversify our base of operations by acquiring additional facilities, entering into partnerships with healthcare providers to develop additional facilities and developing wholly-owned de novo facilities in attractive markets. We have a number of potential acquisitions, joint ventures and wholly-owned de novo facilities in various stages of development and consideration. To achieve success in these endeavors, we have comprehensive post-acquisition strategic plans to improve facility operations, retain and recruit psychiatrists and other healthcare professionals and expand the breadth of services offered by our facilities to advance clinical and operating excellence.

During the year ended December 31, 2025, we added 778 beds through the opening of one wholly-owned facility and five joint venture facilities, and we opened 15 CTCs.

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

Operations

Our facilities and services can generally be classified into the following categories: acute inpatient psychiatric facilities; specialty treatment facilities; CTCs; and residential treatment centers. Outpatient programs associated with our facilities are included within each respective service line. The table below presents the percentage of our total revenue attributed to each category for the year ended December 31, 2025:

Facility/Service	Revenue for the Year Ended December 31, 2025
Acute inpatient psychiatric facilities	55%
Specialty treatment facilities	17%
Comprehensive treatment centers	17%
Residential treatment centers	11%

We receive payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. For the year ended December 31, 2025, we received 57.7% of our revenue from Medicaid, 24.6% from commercial payors, 14.3% from Medicare and 3.4% from other payors.

At December 31, 2025, we operated 277 behavioral healthcare facilities with over 12,500 beds in 40 states and Puerto Rico. Of our facilities, excluding CTCs, approximately 60% are acute inpatient psychiatric facilities, approximately 31% are specialty treatment facilities and approximately 9% are residential treatment centers at December 31, 2025. We operate 178 CTCs, 25 of which are owned properties and 153 of which are leased properties. Of our facilities that are not CTCs, 91% of our beds are at owned properties and 9%

are at leased properties. For the years ended December 31, 2025 and 2024, our operations generated revenue of $3,312.8 million and $3,154.0 million, respectively.

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

Specialty Treatment Facilities

Our specialty treatment facilities primarily consist of residential recovery facilities. We provide a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Our detoxification, inpatient, partial hospitalization and outpatient treatment programs are cost-effective and give patients access to the least restrictive level of care. All programs offer individualized treatment in a supportive and nurturing environment.

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

Our residential recovery facilities house and care for patients over an extended period and typically treat patients from a broadly defined regional market. We provide three basic levels of residential treatment depending on the severity of the patient’s addiction and/or behavioral disorder. Patients with the most severe dependencies are typically placed into inpatient treatment, in which the patient resides at a treatment facility. If a patient’s condition is less severe, he or she will be offered day treatment, which allows the patient to return home in the evening. The least intensive service is where the patient visits the facility for just a few hours per week to attend counseling/group sessions.

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

Our outpatient clinics serve patients that do not require inpatient treatment or are transitioning from an acute treatment program; have employment, family or school commitments; and have stabilized in their recovery practices and are seeking ongoing continuing care.

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

Sources of Revenue

As of December 31, 2025, we received payments from the following sources for services rendered in our facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by CMS and other programs; and (iv) individual patients and clients. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue and Accounts Receivable” for additional disclosure. Other information related to our revenue, income and other operating information is provided in our Consolidated Financial Statements.

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

HIPAA and Other Privacy Regulations

The administrative simplification provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA also established federal rules protecting the privacy and security of individually identifiable protected health information (“PHI”). 42 C.F.R. Part 2 (“Part 2”) is similar to HIPAA but provides stricter, specific confidentiality for substance use disorder records (“SUD Records”). These privacy and security regulations control the use and disclosure of PHI and SUD Records and the rights of patients to be informed about and control how such PHI and SUD Records will be used and disclosed. Violations of HIPAA and Part 2 can result in both criminal and civil fines and penalties. On August 25, 2025, the HHS delegated authority to the Federal HHS Office of Civil Rights (“OCR”) to enforce Part 2 compliance similar to HIPAA. As a result, the OCR may investigate potential Part 2 violations, make determinations regarding enforcement actions and impose civil monetary penalties for non-compliance.

HIPAA and Part 2 require healthcare providers to implement security measures for protecting PHI and SUD Records. The HIPAA security regulations specifically require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI. HITECH has strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates and created security breach notification requirements including notifications to the individuals affected by the breach, the HHS, and in certain cases, the media. HITECH has also increased maximum penalties for violations of HIPAA privacy rules. Part 2 providers are similarly subject to HITECH rules related to breach notifications and enforcement penalties. Management believes that we have been in material compliance with HIPAA and Part 2 regulations and have developed our policies and procedures to ensure ongoing compliance, although we cannot guarantee that our facilities will not be subject to security incidents or breaches which could have a material adverse effect on our business, financial condition or results of operations.

Moreover, in response to the increasing number of cyberattacks targeting the healthcare sector, the HHS issued a Notice of Proposed Rulemaking on January 6, 2025, aimed at enhancing HIPAA security regulations. Should these proposed regulatory changes be enacted, our facilities will need to comply with the new security standards, potentially incurring significant costs associated with compliance. The OCR has included a review of the proposed changes in its official regulatory update for May 2026.

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

One Big Beautiful Bill Act

On July 4, 2025, Congress passed the One Big Beautiful Bill Act (the “OBBBA”), its budget reconciliation act for fiscal year 2025. The OBBBA includes provisions that may impact our financial performance and may substantially modify certain state and federal statutes and regulations to which our operations are subject. The OBBBA provisions that may impact us have varying effective dates. We are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to us, the OBBBA reduces the federal government’s overall Medicaid expenditures and tightens Medicaid eligibility requirements. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population. The potential for mid-year loss of coverage increases financial uncertainty and may disrupt ongoing treatment services, complicate eligibility and coverage verification, prior authorization processes, and exposure to uncompensated care or bad debt on patient accounts. State compliance is required by December 31, 2026. We do not expect a material impact on our operations as these requirements begin to be phased in during 2026, primarily due to exemptions for the populations we serve, including individuals with chronic substance use disorders and those with serious and complex medical conditions.

In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, for state fiscal years beginning after October 1, 2026, while also limiting the structure and application of such assessments. Pursuant to the OBBBA, the HHS revised regulations governing state directed payment program arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposed lower caps in Medicaid expansion states, which impacts Medicaid payment rates for services rendered in our hospital facilities. The revised regulations apply to state directed payment programs established on or after July 4, 2025 unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.

Because our facilities rely in part on reimbursement from federal health care programs, including Medicaid, for the reimbursement of services rendered, these changes may have a negative impact on our financial performance. Ongoing budgetary uncertainties and continued efforts to reduce the federal deficit may result in further payment reductions to both Medicaid and Medicare programs.

In addition to changes made to federal healthcare programs, the OBBBA contains policy changes that have decreased the number of individuals who obtain health insurance from Affordable Care Act (“ACA”) marketplace exchanges. For example, the OBBBA effectively ends automatic renewals of coverage by requiring pre-enrollment verification of eligibility. In addition to ending automatic renewals of ACA plans, the OBBBA eliminates federal enhanced subsidies of ACA marketplace exchange-based plans, which has resulted in significant cost increases for ACA plans.

Expiration of Enhanced ACA Premium Tax Credits

The affordability of marketplace health plans and the corresponding enrollment levels could impact our financial performance. The enhanced premium tax credits, originally enacted under the American Rescue Plan Act of 2021, expired on December 31, 2025. These subsidies had expanded eligibility for financial assistance to individuals with household incomes above 400% of the federal poverty line and increased the subsidy amounts for all eligible individuals. Since expiration of these subsidies, premiums for marketplace plans has increased for millions of enrollees beginning in 2026. There has been a significant reduction in enrollees for the marketplace 2026 plan year as a result. Higher premiums and loss of subsidized coverage may cause individuals to delay or forgo outpatient therapies, and step‑down levels of care, potentially reducing admissions and visits. Delays or disruption in care plans for uninsured or under-insured individuals could lead to an increase in emergency psychiatric care needs. This could result in an increase of uncompensated care for services rendered in our psychiatric hospital facilities, which are subject to EMTALA obligations.

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

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, we were allowed to use the funds to cover lost revenues and healthcare costs related to the novel coronavirus known as COVID-19 (“COVID-19”), and we were required to properly and fully document the use of these funds to the HHS. The reporting of these funds is subject to future audit for compliance with such terms and conditions. We recognized PHSSE Fund amounts to the extent we had qualifying COVID-19 expenses or lost revenues as permitted under such terms and conditions.

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

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim, $15.0 million for certain other claims and $25.0 million for certain batched claims through August 31, 2025 and $15.0 million per claim, and $25.0 million for certain batched claims thereafter. We have obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $80.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2025 and $75.0 million in the aggregate for claims thereafter, with exclusions for certain types of incidents. Our reinsurance receivables are recognized consistent with the related liabilities, and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

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

Human Capital

At December 31, 2025, we had approximately 25,000 employees, of which approximately 19,000 were employed full-time. At December 31, 2025, we had one facility with a labor union, which represented approximately 130 of our full-time employees. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

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

Culture and Values

We are committed to maintaining a welcoming and inclusive environment that treats everyone with dignity and respect. Approximately 74% of our employees are women and approximately 51% are people of color. We have policies that strictly prohibit any discrimination on the basis of race, color, national origin, age, religion, disability, gender, marital status, veteran status or any other basis prohibited by federal, state or local law.

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

Available Information

Our Internet website address is www.acadiahealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on our website on the “Investors” webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site at http://www.sec.gov, which contains reports, proxy and information statements, and other information we file. Except as expressly incorporated by reference herein, information contained on or accessible through our website does not constitute a part of this Annual Report on Form 10-K.

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
•
Activist investors and their actions threatened or commenced against us could cause us to incur substantial costs, divert management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely impact our business, financial condition, results of operations and stock price.

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
•
We are subject to volatility in the global capital and credit markets as well as significant developments in macroeconomic and political conditions that are out of our control, including any effects that a U.S. government shutdown, tariffs or trade disputes may have on financial markets and macroeconomic conditions.

•
Increased inflationary pressure may adversely impact our business, financial condition and results of operations.
•
The industry trend on value-based purchasing may negatively impact our revenue.
•
The trend by insurance companies and managed care organizations to enter into sole-source contracts may limit our ability to obtain patients.
•
An increase in uninsured or underinsured patients, from healthcare policy changes or otherwise, or the deterioration in the collectability of patient accounts receivables could harm our results of operations.

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
•
Although we have facilities in 40 states and Puerto Rico, we have substantial operations in Pennsylvania, California and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.
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
•
We depend on key management personnel, and the failure to attract and retain one or more of our key executives, including our Chief Executive Officer, or a significant portion of our local facility management personnel could harm our business.

General Risk Factors

•
Our stock price has been, and may continue to be, volatile. Fluctuations in our operating results, quarter to quarter earnings and other factors, including factors outside of our control, may result in significant decreases in the price of our common stock.
•
Future sales of common stock by us or our existing stockholders may cause our stock price to fall.
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

For example, on July 7, 2023, in connection with one of the lawsuits in our Desert Hills Litigation (as described in more detail in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements), a jury awarded the plaintiff compensatory damages of $80.0 million and punitive damages of $405.0 million. We subsequently paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning or with respect to this lawsuit, as well as two other related cases. An additional lawsuit based on similar facts has been filed and we could incur substantial damage awards or settlements in connection with this lawsuit or any future claims.

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

We have been in the past and will continue in the future to be subject to medical malpractice lawsuits and other legal actions in the ordinary course of business. Some of these actions, such as the Desert Hills Litigation, may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. We maintain liability insurance intended to cover service user, third-party and employee personal injury claims. Due to the structure of our insurance program under which we carry a large self-insured retention, there may be substantial claims in respect of which the liability for damages and costs falls to us before being met by any insurance underwriter. As was the case with the Desert Hills Litigation, there may also be claims in excess of our insurance coverage or claims which are not covered by our insurance due to other policy limitations or exclusions or where we have failed to comply with the terms of the policy. Furthermore, there can be no assurance that we will be able to obtain liability insurance coverage in the future on acceptable terms, or without substantial premium increases or at all, particularly if there is a deterioration in our claim experience history. A successful claim against us not covered by or in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. In addition, our commercial insurance coverage for the period commencing in September 2025 contains less favorable terms than previous years, including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and potentially lower aggregate limitations.

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

Property owners and local authorities have attempted, and may in the future attempt, to use or enact zoning ordinances to eliminate our ability to operate a given treatment facility or program. Local governmental authorities in some cases also have attempted to use litigation and the threat of prosecution to force the closure of certain CTCs. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed. In addition, such actions may require us to litigate which would increase our costs.

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

In addition to HIPAA, we are subject to similar, and in some cases more restrictive, state and federal privacy regulations. For example, the federal government and some states impose laws governing the use and disclosure of health information pertaining to mental health and/or substance abuse treatment that are more stringent than the rules that apply to healthcare information generally. Part 2 regulations mandate strict confidentiality for SUD Records, permitting disclosure only as expressly authorized under the regulations. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects.

Violations of the privacy and security regulations, including HIPAA or the Part 2 regulations, could subject our operations to substantial civil monetary penalties and substantial other costs and penalties associated with a breach of data security, including criminal penalties. We may also be subject to substantial reputational harm if we experience a substantial security breach involving PHI.

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

Activist investors and their actions threatened or commenced against us could cause us to incur substantial costs, divert management’s attention and resources, cause uncertainty about the strategic direction of our business and adversely impact our business, financial condition, results of operations and stock price.

Activist investors have sought and may from time to time seek to effect changes and assert influence on our board of directors and management, including by threatening or commencing a proxy contest or “vote no” campaign, engaging in proxy solicitations or advancing stockholder proposals. These actions could have a material adverse effect on us for the following reasons:

•
Activist investors may attempt to effect changes in how we are governed and our strategic direction, or to acquire control over the Company. In particular, activist investors may suggest changes to our strategy, operations, board of directors and management that conflict with our strategic direction and could cause uncertainty amongst employees, patients and our investors about the strategic direction of our business.
•
Responding to these actions is costly and time-consuming, and could disrupt our operations and divert the attention of our board of directors, management and employees away from their regular duties and the pursuit of business strategies. In addition, we may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest or other activist investor actions, which may serve as a distraction to our board of directors, management and employees and could require us to incur significant additional costs.
•
Any perceived uncertainties as to our future direction as a result of potential changes to management or the composition of the board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential patients and employees, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.
•
Such actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Financial Risks

Our revenue and results of operations are significantly affected by payments received from the government and third-party payors.

A significant portion of our revenue is derived from government healthcare programs. For the year ended December 31, 2025, we derived approximately 72% of our revenue from the Medicare and Medicaid programs.

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

A recent example of legislative changes impacting government program funding is the OBBBA, passed by Congress on July 4, 2025, which contains provisions that may impact our financial performance. The OBBBA includes provisions that have varying effective dates, and we cannot predict how future legislation, rulemaking, or judicial action will impact its implementation. The OBBBA reduces federal Medicaid expenditures and tightens beneficiary eligibility requirements, including imposing work requirements for adults in Medicaid expansion states and requiring states to conduct eligibility redeterminations at least every six months by December 31, 2026. These changes increase the likelihood of patients losing coverage mid-year, which may disrupt treatment continuity, complicate coverage verification, and result in higher levels of uncompensated care and uncollected patient balances. Pursuant to the OBBBA, the HHS has also revised regulations governing state directed payment programs to cap total payment rates for certain services at Medicare payment rates and implemented policy changes that have decreased enrollment in ACA marketplace plans, including ending automatic renewals by requiring pre-enrollment verification requirements.

In addition to the federal healthcare program changes under the OBBBA, the enhanced premium tax credits, originally enacted under the American Rescue Plan Act of 2021, expired on December 31, 2025. Consequently, marketplace premiums have increased substantially, and enrollment for the 2026 plan year declined significantly. This increases the likelihood that more patients are uninsured, underinsured, or may become uninsured or underinsured. An increase in uninsured or underinsured patients or a deterioration in the collectability of patient accounts receivable could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2025, we had approximately $2.5 billion of total debt (net of debt issuance costs, discounts and premiums of $16.8 million), which included approximately $1.0 billion of debt under the Credit Facility, $450.0 million of debt under the 5.500% Senior Notes (as defined below), $475.0 million of debt under the 5.000% Senior Notes (as defined below), and $550.0 million of debt under the 7.375% Senior Notes. See “Item 1. Business — Financing Transactions” for additional details regarding our outstanding indebtedness.

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

On February 28, 2025, we entered into the Credit Agreement which provides for a $1.0 billion Revolving Facility and a $650.0 million Term Loan Facility, each maturing on February 28, 2030. We may incur substantial additional debt, including additional notes and other debt, in the future. Although the indentures governing the Senior Notes (as defined below) and the Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations.

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

We are required under U.S. generally accepted accounting principles (“GAAP”) to review our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. For the year ended December 31, 2025, we recorded non-cash impairment charges of $1,007.9 million, which is recorded in loss on impairment in our consolidated statement of operations. The non-cash impairment charges included goodwill impairment of $996.2 million, indefinite-lived asset impairments of $0.3 million, property impairments of $10.4 million and operating lease right-of-use asset impairments of $1.0 million. For the year ended December 31, 2024, we recorded non-cash impairment charges of $17.3 million related to the closure of certain facilities, which is recorded in loss on impairment in our consolidated statement of operations. The non-cash impairment charges included indefinite-lived asset impairments of $3.5 million, property impairments of $12.4 million and operating lease right-of-use asset impairments of $1.4 million. Our evaluation of goodwill and the need for any further impairment in subsequent periods is sensitive to revisions to our current projections. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Property and Equipment and Other Long-Lived Assets” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Indefinite-Lived Intangible Assets” for additional information.

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

We are subject to volatility in the global capital and credit markets as well as significant developments in macroeconomic and political conditions that are out of our control, including any effects that a U.S. government shutdown, tariffs or trade disputes may have on financial markets and macroeconomic conditions.

Our business has in the past been, and may continue to be, affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments (including a U.S. government shutdown or the imposition of tariffs or trade disputes), and can continue to be affected by such factors in the future. In particular, we have historically financed acquisitions, the development of de novo and joint venture facilities and the modification of our existing facilities through a variety of sources, including our own cash reserves and debt financing. While we intend to seek to finance acquisitions and new and existing developments from similar sources in the future, there may be insufficient cash reserves to fund the budgeted capital expenditure and market conditions and other factors may prevent us from obtaining debt financing on appropriate terms or at all. In addition, market conditions may limit the number of financial institutions that are willing to provide financing to landlords with whom we wish to contract to build new healthcare facilities which can then be made available to us under a long-term operating lease. If conditions in the global economy remain uncertain or weaken further, this could materially adversely impact our average daily census (“ADC”), which would have a corresponding negative impact on our business, results of operations and financial condition.

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

A sizable portion of our revenue from certain residential recovery, eating disorder facilities, CTCs and youth programs is from self-payors. Accordingly, a sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our patients to pay for services.

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

Increased inflationary pressure may adversely impact our business, financial condition and results of operations.

We have experienced, and may continue to experience, increased inflationary pressure on our business, including increased personnel, construction and supply chain costs. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability. Continuing inflationary pressure, has in the past, and could in the future, impact our costs of labor and services and the margins we are able to realize on the operation of our facilities and services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. In addition, sustained periods of elevated inflation may result in higher interest rates, which in turn would result in higher costs of debt borrowing and could limit our growth strategy.

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

An increase in uninsured or underinsured patients, from healthcare policy changes or otherwise, or the deterioration in the collectability of patient accounts receivables could harm our results of operations.

Collection of receivables from third-party payors and patients is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We determine the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. At December 31, 2025, our estimated implicit price concessions represented approximately 17% of our accounts receivable balance as of such date.

Healthcare policy changes that increase the number of uninsured patients may adversely affect our results of operations. For example, the OBBBA reduces federal Medicaid expenditures and imposes more stringent Medicaid eligibility requirements. By December 31, 2026, Medicaid expansion states will also be required to conduct eligibility redeterminations at least every six months. These changes increase the likelihood of coverage loss, including mid‑year loss of eligibility, which may disrupt treatment continuity, complicate coverage verification processes, and result in higher levels of uncompensated care and uncollected patient balances. In addition, the enhanced premium tax credits for ACA marketplace health plans, enacted under the American Rescue Plan Act of 2021, expired on December 31, 2025. Following the expiration of these subsidies, marketplace premiums increased substantially and enrollment for the 2026 plan year declined significantly, increasing the likelihood that patients who previously maintained coverage may no longer be insured.

Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Our future growth will partly depend on our ability to maintain our reputation for providing quality patient care and, through new programs and marketing activities, increased demand for our services. Factors such as increased acuity of our patients, health and safety incidents at our facilities, regulatory enforcement actions, negative press, civil liability or general patient dissatisfaction could lead to deterioration in the level of our quality ratings or the public perception of the quality of our services (including as a result of negative publicity about our industry generally), which in turn could lead to a loss of patient placements, referrals and self-pay patients or service users. Any impairment of our reputation, loss of goodwill or damage to the value of our brand name could have a material adverse effect on our business, results of operations and financial condition.

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

Although we have facilities in 40 states and Puerto Rico, we have substantial operations in Pennsylvania, California and Tennessee, which makes us especially sensitive to regulatory, economic, environmental and competitive conditions and changes in those states.

Revenue from Pennsylvania, Tennessee, and California represented approximately 13%, 10% and 8% of our total revenue for the year ended December 31, 2025, respectively. This concentration makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these locations could have a disproportionate effect on our overall business results. Several of our facilities in these states serve patients from neighboring states and receive payments from their Medicaid programs. Therefore, any legislative or regulatory changes occurring in bordering states that restrict out-of-state Medicaid coverage could significantly impact our revenue. If our facilities in these locations are adversely affected by changes in regulatory and economic conditions, our business, financial condition or results of operations could be adversely affected.

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

A shortage of nurses, qualified addiction counselors and other medical and care support personnel, combined with low unemployment rates for such personnel and intense competition from other healthcare facilities, has been a significant operating issue facing us and other healthcare providers. We may be required to enhance wages and benefits to hire nurses, qualified addiction counselors and other medical and care support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. We have resorted to using more expensive contract labor at certain of our facilities, and the use of temporary or agency staff could heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited, particularly care home management, qualified teaching personnel and nurses. In addition, certain of our facilities are required to maintain specified staffing levels, including minimum staff- or nurse-to-patient staffing ratios applicable to our facilities located in California, which increases our labor costs. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk.

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

Increased labor union activity could adversely affect our labor costs. At December 31, 2025, a labor union represented approximately 130 of our full-time employees at one of our facilities. We cannot assure you that employee relations will remain stable. Furthermore, there is a possibility that work stoppages could occur as a result of union activity, which could increase our labor costs and adversely affect our business, financial condition or results of operations. To the extent that a greater portion of our employee base unionizes and the terms of any collective bargaining agreements are significantly different from our current compensation arrangements, it is possible that our labor costs could increase materially and our business, financial condition or results of operations could be adversely affected.

We depend on key management personnel, and the failure to attract and retain one or more of our key executives, including our Chief Executive Officer, or a significant portion of our local facility management personnel could harm our business.

The expertise and efforts of our senior executives, including our Chief Executive Officer and Chief Financial Officer, medical directors, physicians and other key members of our facility management personnel are important to the success of our business. We have experienced significant turnover among our executive officers, including the departure of our Chief Executive Officer in January 2026 and the resignations of our Chief Financial Officer and our Chief Operating Officer effective in August 2025 and November 2025, respectively. We are actively recruiting new executive officers and may not be able to identify or hire such executives in a timely manner. If hired, it may take time for new officers to be integrated into our business. In addition, the loss of the services of one or more of our senior executives or our facility management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

Our stock price has been, and may continue to be, volatile. Fluctuations in our operating results, quarter to quarter earnings and other factors, including factors outside of our control, may result in significant decreases in the price of our common stock.

The market price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to our operating results, quarter to quarter earnings, the risk factors described in this Annual Report on Form 10-K and other factors outside of our control.

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

Some companies that have experienced volatility in the market price of their stock, including us, have been subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us has, and could in the future, result in substantial costs and divert our management’s attention from other business concerns, which could materially adversely affect our business, results of operations, and financial condition. For example, during the year ended December 31, 2025, we incurred $147.5 million of settlement expense for the 2019 Securities Litigation (as described in more detail in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements).

Our stock could be the target of short sellers who may seek to drive down the price of shares by disseminating negative reports or information about us. Such negative publicity may lead to additional public scrutiny or may cause further volatility in our stock price, a decline in the value of a stockholder’s investment in us or reputational harm. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. Accordingly, substantial or sustained stock price declines could have a material adverse impact on stockholder confidence and employee recruiting and retention.

Future sales of common stock by us or our existing stockholders may cause our stock price to fall.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk is addressed as part of our Enterprise Risk Management (“ERM”) program. Through this process, we identify key enterprise risks, including cybersecurity, and assign responsibility for managing those risks to appropriate levels of management. Cybersecurity is integrated into our overall risk assessment, governance, and oversight structure.

Management has implemented a comprehensive cybersecurity risk management program designed to identify, assess, manage, and mitigate cybersecurity risks to our information systems, data, and operations. This program is informed by recognized industry standards and regulatory requirements and includes, among other things:

•
conducting independent cybersecurity maturity and risk assessments to evaluate the effectiveness of our cybersecurity program and to inform a multi-year roadmap for continuous improvement;
•
performing regular cybersecurity risk assessments to identify potential threats and vulnerabilities and to evaluate their potential impact and likelihood;
•
implementing layered technical and administrative security controls, including email and web security, audit logging and monitoring, malware protection, encryption, network segmentation, controlled use of administrative privileges, and multi-factor authentication; and
•
maintaining an enterprise-wide cybersecurity awareness and training program, including simulated phishing exercises, designed to reduce the risk of human error and improve the timely recognition and reporting of potential security incidents.

We continuously monitor our information systems and networks and leverage internal and external threat intelligence sources to identify and evaluate evolving cybersecurity threats. We also conduct periodic testing and simulation activities, including vulnerability assessments and penetration testing performed by third-party service providers, to identify and remediate weaknesses in our security controls. Our cybersecurity risk assessments and testing activities are informed by the National Institute of Standards and Technology (“NIST”) cybersecurity framework.

Cybersecurity risks associated with third-party relationships are evaluated as part of our risk management processes, particularly for vendors deemed critical to our operations or those with access to sensitive or confidential information, including PHI. These assessments also consider risks associated with cloud-based services and emerging technologies, including generative artificial intelligence and other machine learning technologies.

The Audit and Risk Committee of our Board of Directors provides oversight of our ERM program, including cybersecurity risk. Our Chief Information Security Officer (“CISO”), in coordination with the Chief Information Officer (“CIO”) and other members of management, is responsible for the day-to-day management of our cybersecurity program and for assessing and managing material cybersecurity risks. The CISO has significant experience leading enterprise cybersecurity programs within regulated environments.

We have established a cross-functional cybersecurity governance structure, including regular management-level forums, to support coordination across information technology, legal, compliance, risk management, and business operations.

As part of our overall risk management approach, we maintain an incident response program designed to detect, respond to, and recover from cybersecurity incidents. This program includes defined roles and responsibilities, escalation and communication protocols, and procedures to mitigate the potential impact of a cybersecurity incident. We also maintain cybersecurity insurance coverage, including access to incident response services, and review the scope and adequacy of this coverage on an annual basis.

While we have experienced cybersecurity incidents and other adverse information technology events in the past, none have had a material impact on our business, financial condition, or results of operations. We continue to evolve our cybersecurity program to address emerging threats and risks, recognizing that cybersecurity risks cannot be entirely eliminated.

Material cybersecurity risks and significant developments are reported by management to the Audit and Risk Committee as part of our ongoing risk oversight processes.

Item 2. Properties.

The following table lists, by state or country, the number of behavioral healthcare facilities directly or indirectly owned and operated by us at December 31, 2025:

State	Inpatient Facilities	CTCs	Total Facilities	Operated Beds (1)
Alaska	—	1	1	—
Arizona	4	1	5	633
Arkansas	6	—	6	873
California	7	14	21	512
Colorado	1	—	1	144
Delaware	1	3	4	140
Florida	7	5	12	637
Georgia	4	5	9	413
Illinois	2	—	2	161
Indiana	2	7	9	253
Iowa	—	2	2	—
Kansas	—	1	1	—
Kentucky	—	1	1	—
Louisiana	5	1	6	470
Maine	—	6	6	—
Maryland	—	3	3	—
Massachusetts	2	15	17	263
Michigan	4	2	6	634
Mississippi	2	1	3	502
Missouri	4	—	4	483
Minnesota	1	—	1	144
Nevada	1	3	4	134
New Hampshire	—	2	2	—
New Jersey	—	1	1	—
North Carolina	3	14	17	492
Ohio	3	3	6	290
Oklahoma	1	3	4	108
Oregon	—	7	7	—
Pennsylvania	16	19	35	2,146
Rhode Island	—	2	2	—
South Carolina	1	3	4	63
South Dakota	1	—	1	126
Tennessee	8	6	14	1,101
Texas	5	—	5	745
Utah	2	4	6	140
Vermont	—	1	1	—
Virginia	3	10	13	625
Washington	—	9	9	—
West Virginia	—	7	7	—
Wisconsin	2	16	18	156
Puerto Rico	1	—	1	172
	99	178	277	12,560

(1) CTC facilities do not have operated beds.

See “Item 1. Business — Operations” for a summary description of the facilities that we own and lease. In addition, we currently lease approximately 63,000 square feet of office space at 4020 Aspen Grove Dr., Franklin, Tennessee, for our corporate headquarters. Our headquarters and facilities are generally well maintained and in good operating condition.

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

Stockholders

As of February 25, 2026, there were approximately 603 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information with respect to our repurchases of shares of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 – October 31	3,034	$23.18	—	$250.0
November 1 – November 30	671	19.68	—	250.0
December 1 – December 31	5,119	15.06	—	250.0
Total	8,824

(1) There were no shares repurchased during the three months ended December 31, 2025 under the Share Repurchase Program, and there were 8,824 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price of employee stock options.

On February 25, 2025, our board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which we may, from time to time, acquire up to $300.0 million of outstanding shares of our common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by our board of directors at any time. The authorization does not obligate us to repurchase any shares. During the year ended December 31, 2025, we repurchased 1,706,625 shares of our common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $50.4 million (inclusive of $0.4 million in expenses related thereto). As of December 31, 2025, there was $250.0 million remaining under the Share Repurchase Program.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with (a) the performance of a broad equity market indicator and (b) the performance of a published industry index or peer group. In 2022, we selected the S&P 500 as our broad equity market index as we believe it is more commonly used by investors relative to our prior index. We also selected the S&P Health Care Services Select Industry Index as our peer group because we believe it is more representative of healthcare companies that we view as our peers for comparison, benchmarking and other purposes. We have included the performance of the equity market index and peer group index below. The graph assumes the investment on December 31, 2020, of $100 and that all dividends were reinvested at the time they were paid. The table following the graph presents the corresponding data for December 31, 2020, and each subsequent fiscal year end.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Acadia Healthcare Company, Inc.	$100.00	$120.76	$163.75	$154.66	$78.85	$28.22
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Health Care Services Select Industry Index	$100.00	$110.00	$88.35	$92.92	$94.85	$113.00

This stock performance information is being “furnished” and shall not be deemed to be “soliciting material” or subject to Regulation 14A under the Exchange Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent we specifically incorporate the information by reference.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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
•
our dependence on key management personnel, key executive and local facility management personnel, the failure to attract and retain such personnel, including our Chief Executive Officer, and the impact of any disruptions from the recent transition of various executives;
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
•
the impact of volatility in the global capital and credit markets, as well as significant developments in macroeconomic and political conditions that are out of our control, including any effects that a U.S. government shutdown, tariffs or trade disputes may have on financial markets and macroeconomic conditions;
•
the impact of general economic and employment conditions on our business and future results of operations, including increased construction and other costs due to inflation, the imposition of tariffs or trade disputes;
•
the impact from changes in expectations resulting from actuarial and other reviews of our liability reserves and other aspects of our business;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At December 31, 2025, we operated 277 behavioral healthcare facilities with over 12,500 beds in 40 states and Puerto Rico. During the year ended December 31, 2025, we added 1,089 beds, consisting of 311 added to existing facilities and 778 added through the opening of one wholly-owned facility and five joint venture facilities, and we closed five facilities totaling 382 beds. The five joint venture facilities opened during the year ended December 31, 2025, were through partnerships with Henry Ford Health, Geisinger Health, Ascension Seton, Fairview Health Services, and ECU Health. During the year ended December 31, 2025, we opened 15 CTCs.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Revenue	$3,312,769	100.0%	$3,153,963	100.0%	$2,928,738	100.0%
Salaries, wages and benefits	1,820,703	55.0%	1,691,024	53.6%	1,572,330	53.7%
Professional fees	195,475	5.9%	189,706	6.0%	176,013	6.0%
Supplies	118,047	3.6%	112,713	3.6%	105,992	3.6%
Rents and leases	48,022	1.4%	47,861	1.5%	46,552	1.6%
Other operating expenses	553,308	16.7%	440,788	14.0%	388,906	13.3%
Income from provider relief fund	—	0.0%	—	0.0%	(6,419)	(0.2)%
Depreciation and amortization	189,249	5.7%	149,595	4.7%	132,349	4.5%
Interest expense, net	138,864	4.2%	116,368	3.7%	82,125	2.8%
Debt extinguishment costs	1,269	0.0%	—	0.0%	—	0.0%
Legal settlements expense	150,966	4.6%	—	0.0%	394,181	13.5%
Loss on impairment	1,007,892	30.4%	17,276	0.5%	9,790	0.3%
Gain on sale of property	(8,715)	(0.3)%	—	0.0%	(9,747)	(0.3)%
Transaction, legal and other costs	163,630	4.9%	46,753	1.5%	62,026	2.1%
Total expenses	4,378,710	132.1%	2,812,084	89.1%	2,954,098	100.9%
(Loss) income before income taxes	(1,065,941)	(32.1)%	341,879	10.9%	(25,360)	(0.9)%
Provision for (benefit from) income taxes	25,982	0.8%	77,395	2.5%	(9,699)	(0.3)%
Net (loss) income	(1,091,923)	(33.0)%	264,484	8.4%	(15,661)	(0.6)%
Net income attributable to noncontrolling interests	(10,849)	(0.3)%	(8,872)	(0.3)%	(6,006)	(0.2)%
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(1,102,772)	(33.3)%	$255,612	8.1%	$(21,667)	(0.8)%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 5.0% for the year ended December 31, 2025 compared to the year ended December 31, 2024. Similar with many other healthcare providers and other industries across the country, we have been navigating a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 40 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the years ended December 31, 2025 and 2024 compared to the previous years:

	Year Ended December 31,
	2025	2024
Same Facility Results (a)
Revenue growth	4.9%	7.7%
Patient days growth	2.1%	3.2%
Admissions growth	2.3%	1.3%
Average length of stay change (b)	-0.2%	1.9%
Revenue per patient day growth	2.8%	4.3%

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

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Revenue. Revenue increased $158.8 million, or 5.0%, to $3,312.8 million for the year ended December 31, 2025 from $3,154.0 million for the year ended December 31, 2024. Same facility revenue increased by $151.5 million, or 4.9%, to $3,231.4 million for the year ended December 31, 2025 compared to $3,079.9 million for the year ended December 31, 2024, resulting from same facility growth in patient days of 2.1%, an increase in same facility revenue per patient day of 2.8% and an increase in same facility admissions of 2.3%. Consistent with the same facility patient day growth in 2024, the growth in same facility patient days for the year ended December 31, 2025 compared to the year ended December 31, 2024 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $1,820.7 million for the year ended December 31, 2025 compared to $1,691.0 million for the year ended December 31, 2024, an increase of $129.7 million. SWB expense included $31.7 million and $37.1 million of equity-based compensation expense for the years ended December 31, 2025 and 2024, respectively. Excluding equity-based compensation expense, SWB expense was $1,789.0 million, or 54.0% of revenue, for the year ended December 31, 2025, compared to $1,653.9 million, or 52.4% of revenue, for the year ended December 31, 2024. The increase in SWB expense, exclusive of equity-based compensation expense, was primarily due to new facility openings. Same facility SWB expense was $1,587.3 million for the year ended December 31, 2025, or 49.1% of revenue, compared to $1,499.1 million for the year ended December 31, 2024, or 48.7% of revenue.

Professional fees. Professional fees were $195.5 million for the year ended December 31, 2025, or 5.9% of revenue, compared to $189.7 million for the year ended December 31, 2024, or 6.0% of revenue. Same facility professional fees were $163.7 million for the year ended December 31, 2025, or 5.1% of revenue, compared to $163.3 million, for the year ended December 31, 2024, or 5.3% of revenue.

Supplies. Supplies expense was $118.0 million for the year ended December 31, 2025, or 3.6% of revenue, compared to $112.7 million for the year ended December 31, 2024, or 3.6% of revenue. Same facility supplies expense was $113.4 million for the year ended December 31, 2025, or 3.5% of revenue, compared to $109.2 million for the year ended December 31, 2024, or 3.5% of revenue.

Rents and leases. Rents and leases were $48.0 million for the year ended December 31, 2025, or 1.4% of revenue, compared to $47.9 million for the year ended December 31, 2024, or 1.5% of revenue. Same facility rents and leases were $41.7 million for the year ended December 31, 2025, or 1.3% of revenue, compared to $42.4 million for the year ended December 31, 2024, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $553.3 million for the year ended December 31, 2025, or 16.7% of revenue, compared to $440.8 million for the year ended December 31, 2024, or 14.0% of revenue. Same facility other operating expenses were $500.9 million for the year ended December 31, 2025, or 15.5% of revenue, compared to $410.6 million for the year ended December 31, 2024, or 13.3% of revenue. The years ended December 31, 2025 and 2024 included unfavorable adjustments of $52.7 million and $10.1 million, respectively, to our estimated liability for self-insured professional and general liability claims relating to the settlement or expected settlement of certain prior year claims.

Depreciation and amortization. Depreciation and amortization expense was $189.2 million for the year ended December 31, 2025, or 5.7% of revenue, compared to $149.6 million for the year ended December 31, 2024, or 4.7% of revenue. The increase in depreciation and amortization was primarily due to the opening of new facilities and expansion of existing facilities during the year ended December 31, 2025.

Interest expense. Interest expense was $138.9 million for the year ended December 31, 2025 compared to $116.4 million for the year ended December 31, 2024. The increase in interest expense was primarily the result of increased borrowings.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the year ended December 31, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements expense. Legal settlements expense for the year ended December 31, 2025 was $151.0 million due to $147.5 million of expense for the 2019 Securities Litigation and $3.5 million of expense for the Desert Hills Litigation.

Loss on impairment. During the year ended December 31, 2025, we recorded non-cash impairment charges totaling $1,007.9 million. The 2025 non-cash impairment charges included goodwill impairment of $996.2 million, indefinite-lived intangible asset impairments of $0.3 million, property impairments of $10.4 million and operating lease right-of-use asset impairments of $1.0 million. During the year ended December 31, 2024, we recorded non-cash impairment charges totaling $17.3 million related to the closure of certain facilities. The 2024 non-cash impairment charges included indefinite-lived intangible asset impairments of $3.5 million, property impairments of $12.4 million and operating lease right-of-use asset impairments of $1.4 million.

Gain on sale of property. During the year ended December 31, 2025, we recorded an $8.7 million gain on facility property sale.

Transaction, legal and other costs. Transaction, legal and other costs were $163.6 million for the year ended December 31, 2025 compared to $46.8 million for the year ended December 31, 2024. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective periods, as summarized below (in thousands):

	Year Ended December 31,
	2025	2024
Government investigations	$135,259	$30,620
Termination and restructuring costs	19,871	1,362
Legal, accounting and other acquisition-related costs	8,500	11,172
Management transition costs	-	3,599
Total	$163,630	$46,753

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($2.1 million and $5.0 million for the years ended December 31, 2025 and 2024, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($6.3 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively); and direct costs associated with acquisitions ($0.1 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer from Debra K. Osteen to Christopher H. Hunter beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

Provision for income taxes. For the year ended December 31, 2025, the provision for income taxes was $26.0 million, reflecting an effective tax rate of (2.4)%, compared to the provision for taxes of $77.4 million, reflecting an effective tax rate of 22.6%, for the year ended December 31, 2024. The Company’s pre-tax loss for the year ended December 31, 2025 included $996.2 million of goodwill impairment expense, which is nondeductible for income tax purposes and results in a decrease to the effective tax rate given the Company’s pre-tax loss position. Similarly, the Company recorded additional tax expense for the year ended December 31, 2025 in connection with a valuation allowance recorded on certain state deferred tax assets, which also resulted in a decrease to the Company’s effective tax rate for the year ended December 31, 2025.

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

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Revenue. Revenue increased $225.3 million, or 7.7%, to $3,154.0 million for the year ended December 31, 2024 from $2,928.7 million for the year ended December 31, 2023. Same facility revenue increased by $220.8 million, or 7.7%, to $3,100.0 million for the year ended December 31, 2024 compared to $2,879.2 million for the year ended December 31, 2023, resulting from same facility growth in patient days of 3.2%, an increase in same facility revenue per day of 4.3% and an increase in same facility admissions of 1.3%. Consistent with the same facility patient day growth in 2023, the growth in same facility patient days for the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,691.0 million for the year ended December 31, 2024 compared to $1,572.3 million for the year ended December 31, 2023, an increase of $118.7 million. SWB expense included $37.1 million and $32.3 million of equity-based compensation expense for the years ended December 31, 2024 and 2023, respectively. Excluding equity-based compensation expense, SWB expense was $1,653.9 million, or 52.4% of revenue, for the year ended December 31, 2024, compared to $1,540.0 million, or 52.6% of revenue, for the year ended December 31, 2023. Same facility SWB expense was $1,491.9 million for the year ended December 31, 2024, or 48.1% of revenue, compared to $1,393.6 million for the year ended December 31, 2023, or 48.4% of revenue.

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

Loss on impairment. During the year ended December 31, 2024, we recorded non-cash impairment charges totaling $17.3 million related to the closure of certain facilities. The 2024 non-cash impairment charges included indefinite-lived intangible asset impairments of $3.5 million, property impairments of $12.4 million and operating lease right-of-use asset impairments of $1.4 million. During the year ended December 31, 2023, we recorded non-cash impairment charges totaling $9.8 million related to the closure of certain facilities. The 2023 non-cash impairment charges included indefinite-lived intangible asset impairments of $5.4 million, property impairments of $2.0 million and operating lease right-of-use asset impairments of $2.4 million.

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

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 11 — Commitments and Contingencies in the accompanying notes to our consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($5.0 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($4.8 million and $8.8 million for the years ended December 31, 2024 and 2023, respectively); and direct costs associated with acquisitions ($1.4 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of our Chief Executive Officer from Debra K. Osteen to Christopher H. Hunter beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

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

Liquidity and Capital Resources

Cash provided by operating activities for the year ended December 31, 2025 was $131.9 million compared to $129.7 million for the year ended December 31, 2024. Operating cash flows for the year ended December 31, 2025 were impacted by a decrease in earnings, an increase in cash paid for transaction, legal and other costs and $147.5 million of legal settlements expense for the 2019 Securities Litigation. Operating cash flows for the year ended December 31, 2024 were impacted by Desert Hills Litigation payments of $400.0 million in January 2024. Days sales outstanding at December 31, 2025 was 49 compared to 43 at December 31, 2024 due primarily to new facilities that continue to ramp up during the start up period, as well as identifiable payor delays, with targeted actions underway to accelerate collections.

Cash used in investing activities for the year ended December 31, 2025 was $556.2 million compared to $736.5 million for the year ended December 31, 2024. Cash used in investing activities for the year ended December 31, 2025 primarily consisted of $571.8 million of cash paid for capital expenditures, and $8.2 million of cash paid for acquisitions, offset by proceeds from the sale of property and equipment of $23.8 million. Cash paid for capital expenditures for the year ended December 31, 2025 was $571.8 million, consisting of routine or maintenance capital expenditures of $104.4 million and expansion capital expenditures of $467.4 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the year ended December 31, 2025. Cash used in investing activities for the year ended December 31, 2024 primarily consisted of $690.4 million of cash paid for capital expenditures, $53.6 million of cash paid for acquisitions and $2.9 million of cash paid for other, offset by proceeds from the sale of property and equipment of $10.4 million. Cash paid for capital expenditures for the year ended December 31, 2024 was $690.4 million, consisting of routine or maintenance capital expenditures of $104.0 million and expansion capital expenditures of $586.4 million.

Cash provided by financing activities for the year ended December 31, 2025 was $481.3 million compared to $583.0 million for the year ended December 31, 2024. Cash provided by financing activities for the year ended December 31, 2025 primarily consisted of borrowings on long-term debt of $1,200.0 million, borrowings on revolving credit facility of $1,069.0 million and contributions from noncontrolling partners in joint ventures of $8.6 million, offset by principal payments on long-term debt of $12.2 million, principal payments on revolving credit facility of $1,035.0 million, distributions to noncontrolling partners in joint ventures of $3.9 million, repayment of long-term debt of $670.9 million, payment of debt issuance costs of $18.6 million, repurchase of common stock of $50.0 million, repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises, of $4.2 million, and cash consideration paid of $1.5 million. Cash provided by financing activities for the year ended December 31, 2024 primarily consisted of borrowings on long term debt of $350.0 million, borrowings on revolving credit facility of $305.0 million and contributions from noncontrolling partners in joint ventures of $5.2 million, offset by principal payments on long-term debt of $56.3 million, principal payments on revolving credit facility of $15.0 million, distributions to noncontrolling partners in joint ventures of $2.9 million, payment of debt issuance costs of $1.5 million and repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises, of $1.3 million.

We had total available cash and cash equivalents of $133.2 million, $76.3 million and $100.1 million at December 31, 2025, 2024 and 2023, respectively, of which approximately $8.0 million, $7.7 million and $11.3 million, respectively, was held by our foreign subsidiaries. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

We actively manage our capital structure and regularly evaluate the availability of capital in the public and private markets that could strengthen our long-term financial profile. As such, we may opportunistically engage in financing transactions from time to time when we believe that conditions are favorable. Such transactions may include borrowings under credit facilities, the issuance of debt, equity or hybrid securities, the incurrence of term loans, or the refinancing or extinguishment of existing indebtedness. There can be no assurance any such financing opportunities will be available to us on terms and conditions acceptable to us or at all. Although we cannot provide any assurance, we believe that we will have sufficient capital available to fund requirements through the 12 month period following the filing of this Annual Report on Form 10-K, and based on current expectations, the long term.

Share Repurchase Program

On February 25, 2025, our board of directors authorized the Share Repurchase Program pursuant to which we may, from time to time, acquire up to $300.0 million of outstanding shares of our common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by our board of directors at any time. The authorization does not obligate us to repurchase any shares. During the year ended December 31, 2025, we repurchased 1,706,625 shares of our common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $50.4 million (inclusive of $0.4 million in expenses related thereto). As of December 31, 2025, there was $250.0 million remaining under the Share Repurchase Program.

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

Credit Facility

On February 28, 2025, we entered into the Credit Agreement, which provides for the $1.0 billion Revolving Facility (including a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million swingline subfacility) and a $650.0 million Term Loan Facility, each maturing on February 28, 2030.

On the Credit Facility Closing Date, the full $650.0 million amount of the Term Loan Facility was funded, and $550.0 million was funded under the Revolving Facility, which amounts were used, among other things, to refinance the outstanding obligations under the Prior Credit Facility.

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, either (i) a SOFR-based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.1 million through March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

We have the ability to increase the amount of the Credit Facility, which may take the form of increases to the Revolving Facility or the Term Loan Facility or the issuance of one or more Incremental Facilities, upon obtaining additional commitments from new or existing lenders and the satisfaction of certain customary conditions precedent for such Incremental Facilities. Such Incremental

Facilities may not exceed the sum of (i) the greater of $710.0 million and an amount equal to 100% of our LTM Consolidated EBITDA (as defined in the Credit Agreement) at the time of determination and (ii) additional amounts that would not cause our Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) to exceed 4.0 to 1.0.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At December 31, 2025, our Consolidated Total Net Leverage Ratio was 4.0x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors”.

For the year ended December 31, 2025, we borrowed $954.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At December 31, 2025, we had $594.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

Prior Credit Facility

On March 17, 2021, we entered into the Prior Credit Facility, which provided for a $600.0 million Prior Revolving Facility and Prior Term Loan Facility, each of which was scheduled to mature on March 17, 2026. The Prior Revolving Facility further provided for a $20.0 million subfacility for the issuance of letters of credit.

For the year ended December 31, 2025, we borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding prior to February 28, 2025, when the Prior Credit Facility was refinanced with the Credit Facility. For the year ended December 31, 2024, we borrowed $305.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

On February 28, 2025, we refinanced the Prior Credit Facility by using the proceeds of the Credit Facility to repay the outstanding balances of the Prior Term Loan Facility and the Prior Revolving Facility, which totaled $670.9 million and $485.0 million, respectively. In connection therewith, we recorded a loss on extinguishment of $1.3 million, which is included in debt extinguishment costs in the consolidated statements of operations.

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

7.375% Senior Notes due 2033

On March 10, 2025, we issued $550.0 million of 7.375% Senior Notes due 2033 (the “7.375% Senior Notes”). The 7.375% Senior Notes mature on March 15, 2033 and bear interest at a rate of 7.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. The net proceeds from the issuance and sale of the 7.375% Senior Notes, together with cash on hand, were used to pay down $550.0 million of outstanding borrowings under the Revolving Facility.

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

The Senior Notes issued by us are guaranteed by each of our subsidiaries that guarantee our obligations under the Credit Facility. The guarantees are full and unconditional and joint and several.

We may redeem the Senior Notes at our option, in whole or part, at the dates and amounts set forth in the indentures.

Supplemental Guarantor Financial Information

We conduct all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is financial information for the combined wholly-owned subsidiary guarantors at December 31, 2025 and 2024, and for the year ended December 31, 2025.

Summarized balance sheet information (in thousands):

	December 31,
	2025	2024
Current assets	$598,869	$436,571
Property and equipment, net	2,026,345	1,819,037
Goodwill	1,163,168	2,144,452
Total noncurrent assets	3,519,494	4,246,078

Current liabilities	474,194	548,909
Long-term debt	2,471,529	1,880,093
Total noncurrent liabilities	2,770,469	2,111,252
Redeemable noncontrolling interests	—	—
Total equity	873,699	2,022,488

Summarized operating results information (in thousands):

Year Ended December 31, 2025
Revenue	$2,832,572
Loss before income taxes	(1,145,221)
Net loss	(1,158,524)
Net loss attributable to Acadia Healthcare Company, Inc.	(1,158,524)

Contractual Obligations

The following table presents a summary of contractual obligations (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$174,751	$801,776	$1,556,788	$641,266	$3,174,581
Operating lease liabilities (b)	28,158	49,518	36,658	81,936	196,270
Finance lease liabilities	1,089	2,178	2,305	18,428	24,000
Total obligations and commitments	$203,998	$853,472	$1,595,751	$741,630	$3,394,851

(a)
Amounts include required principal and interest payments. The projected interest payments reflect interest rates in place on our variable-rate debt at December 31, 2025.
(b)
Amounts exclude variable components of lease payments.

Off-Balance Sheet Arrangements

At December 31, 2025, we had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

Market Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at December 31, 2025 was composed of $1,462.2 million of fixed-rate debt and $1,037.8 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at December 31, 2025, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $10.4 million.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on our financial condition or results of operations. We had cost report receivables of $8.4 million as of December 31, 2025 which are included in other current assets on the consolidated balance sheet. Our cost report payables were $0.8 million as of December 31, 2024, and are included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in a decrease to revenue of $0.7 million for the year ended December 31,2025 and an increase to revenue of $0.2 million and $1.8 million, respectively, for the years ended December 31, 2024 and 2023.

The following table presents revenue by payor type and as a percentage of revenue for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Commercial	$813,788	24.6%	$820,828	26.0%	$820,701	28.0%
Medicare	473,455	14.3%	447,078	14.2%	441,761	15.1%
Medicaid	1,912,168	57.7%	1,781,615	56.5%	1,578,518	53.9%
Self-Pay	64,822	2.0%	60,101	1.9%	67,583	2.3%
Other	48,536	1.4%	44,341	1.4%	20,175	0.7%
Revenue	$3,312,769	100.0%	$3,153,963	100.0%	$2,928,738	100.0%

The following tables present a summary of our aging of accounts receivable at December 31, 2025 and 2024:

December 31, 2025

	Current	30-90	90-150	>150	Total
Commercial	14.7%	4.8%	3.1%	8.2%	30.8%
Medicare	8.6%	1.9%	1.0%	1.5%	13.0%
Medicaid	31.1%	6.9%	4.3%	6.9%	49.2%
Self-Pay	1.3%	1.5%	1.5%	2.7%	7.0%
Total	55.7%	15.1%	9.9%	19.3%	100.0%

December 31, 2024

	Current	30-90	90-150	>150	Total
Commercial	17.0%	4.7%	2.5%	8.2%	32.4%
Medicare	9.0%	1.6%	0.6%	1.2%	12.4%
Medicaid	33.9%	5.6%	2.9%	5.2%	47.6%
Self-Pay	1.5%	1.7%	1.5%	2.9%	7.6%
Total	61.4%	13.6%	7.5%	17.5%	100.0%

Insurance

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. A portion of our professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim, $15.0 million for certain other claims and $25.0 million for certain batched claims through August 31, 2025 and $15.0 million per claim and $25.0 million for certain batched claims thereafter. We have obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $80.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2025 and $75.0 million in the aggregate for claims thereafter, with exclusions for certain types of incidents. Our reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We recorded unfavorable adjustments of $52.7 million and $10.1 million to our estimated liability for self-insured professional and general liability claims during the years ended December 31, 2025 and 2024, respectively, relating to the settlement or expected settlement of certain prior year claims. In particular, the unfavorable adjustment recorded during the year ended December 31, 2025, was driven by higher expected settlement costs for claims related to policy years prior to September 1, 2024; a significant increase in claim frequency during the policy year ended August 31, 2025, compared to the prior policy year; and less favorable insurance coverage terms compared to prior years. The professional and general liability reserve was $181.8 million at December 31, 2025, of which $31.4 million was included in other accrued liabilities and $150.4 million was included in other long-term liabilities. The professional and general liability reserve was $87.5 million at December 31, 2024, of which $12.5 million was included in other accrued liabilities and $75.0 million was included in other long-term liabilities. We estimate receivables for the portion of professional and general liability reserves that are recoverable under our insurance policies. Such receivable was $28.8 million at December 31, 2025, of which $7.2 million was included in other current assets and $21.6 million was included in other assets, and such receivable was $9.3 million at December 31, 2024, of which $0.5 million was included in other current assets and $8.8 million was included in other assets.

Our statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $34.3 million at December 31, 2025, of which $18.5 million was included in accrued salaries and benefits and $15.8 million was included in other long-term liabilities, and such liability was $30.7 million at December 31, 2024, of which $12.0 million was included in accrued salaries and benefits and $18.7 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $189.2 million, $149.6 million and $132.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the year ended December 31, 2025, we recorded non-cash property impairment charges of $10.4 million and non-cash operating lease right-of-use asset impairment charges of $1.0 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations. During the year ended December 31, 2024, we recorded non-cash property impairment charges of $12.4 million and non-cash operating lease right-of-use asset impairment charges of $1.4 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

We performed an impairment review of long-lived assets in the fourth quarter of 2025, 2024 and 2023 and recorded no impairment.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

As of our annual impairment test on October 1, 2025, we had one reporting unit, behavioral healthcare services. In performing the goodwill impairment test, we used a combination of the income and market approaches to estimate the fair value of our reporting unit. Determining fair value requires substantial judgment and use of significant unobservable inputs, which are categorized as Level 3 fair value measurements. For the income approach, we used a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. Our internal forecasts include estimates of growth rates and profitability based on our current views of the long-term outlook of the reporting unit and may materially differ from actual results. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows. For the market approach, we compared our reporting unit to guideline companies actively traded in public markets and included a control premium, which was based on acquisition premiums of selected companies similar to our reporting unit. These estimates and assumptions were determined in connection with support from a third-party valuation specialist. As of our annual impairment test on October 1, 2025, the fair value of our behavioral healthcare services reporting unit exceeded its carrying value, and therefore no impairment was recorded.

During the fourth quarter of 2025, we revised our 2025 earnings forecast to reflect the impact of higher professional and general liability (“PLGL”) expenses associated primarily with patient-related litigation; lowered our internal revenue projections for future years to reflect changes in Medicaid reimbursement, primarily related to New York State exclusion of Medicaid referrals to our facilities in Pennsylvania; and experienced a sustained decline in our stock price and overall market capitalization. We concluded the combination of these factors constituted a triggering event which warranted a quantitative impairment test of our goodwill at December 31, 2025. We estimated the implied fair value of our goodwill using a combination of the income and market approaches, as described above. The discounted cash flow model used in the income approach reflected our expectation of higher PLGL expenses and lower revenues and used a higher discount rate to correspond to the risks inherent in the reporting unit. The results of this analysis determined the fair value of our behavioral healthcare services reporting unit was less than its carrying value. Accordingly, we recorded a non-cash goodwill impairment charge of $996.2 million, representing the amount by which the Company’s book value exceeds its fair value, which is included in loss on impairment in the consolidated statement of operations.

No goodwill impairment charges were recorded during the years ended December 31, 2024 or 2023.

During the years ended December 31, 2025 and 2024, we recorded non-cash indefinite-lived intangible asset impairment charges of $0.3 million and $3.5 million related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

Assessment of the potential impairment of goodwill and intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. In particular, estimating the fair value of our reporting unit includes substantial judgment and significant estimates and may materially differ from actual results. Changes in assumptions, industry or peer groups could negatively impact estimated fair value and impact the existence and magnitude of impairments, as well as the period in which such impairments are recognized. Impairment charges have no effect on liquidity or capital resources; however, they are a non-cash charge and could adversely affect our financial results in the period recognized.

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

The Company reviews its deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Exchange Act or otherwise. During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information with respect to our directors set forth under the caption “Election of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Audit and Risk Committee

The information with respect to our Audit and Risk Committee and our audit committee financial experts serving on the Audit and Risk Committee set forth under the caption “Corporate Governance – Committees of the Board of Directors – Audit and Risk Committee” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Executive Officers

The information with respect to our executive officers set forth under the caption “Management – Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Section 16(a) Compliance

The information with respect to compliance with Section 16(a) of the Exchange Act set forth under the caption “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Stockholder Nominees

The information with respect to the procedures by which stockholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance – Nomination of Directors – Nominations by Our Stockholders” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Corporate Governance Documents

We have adopted a Code of Conduct that applies to all of our directors, officers and employees and a Code of Ethics for Senior Financial Officers. These documents, as well as the charters of the Audit and Risk Committee, Compensation Committee, Compliance Committee, and Nominating and Governance Committee, are available on our website at www.acadiahealthcare.com on the Investors webpage under the caption “Corporate Governance.” Upon the written request of any person, we will furnish, without charge, a copy of any of these documents. Requests should be directed to Acadia Healthcare Company, Inc., 4020 Aspen Grove Dr, Suite 900 Franklin, Tennessee 37067, Attention: Brian Farley, Esq. We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website.

Insider Trading Arrangements and Policies

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and other employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K. It is our policy to comply with all applicable securities laws and regulations (including appropriate approvals by our board of directors, if required) when engaging in transactions in our securities. The information with respect to our Insider Trading Policy set forth under the caption “Corporate Governance – Stock Ownership Guidelines, Insider Trading Policy, Hedging and Pledging” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Item 11. Executive Compensation

The information with respect to the compensation of our executive officers set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and the information set forth under the captions “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management and related stockholder matters set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information at December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (a)
Equity Compensation Plans Approved by Stockholders (b)	2,521,580	(c)	$58.34	3,711,225
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	2,521,580			3,711,225

(a)
Excludes shares to be issued upon exercise of outstanding options and vesting of outstanding performance stock units.
(b)
Represents securities issued or available for issuance under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan.
(c)
Includes 249,752 shares that may be issued upon vesting of outstanding performance stock units that vest over three years, assuming that maximum performance goals are attained in all three years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of the Board of Directors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information with respect to the fees paid to and services provided by our principal accountants set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 is incorporated herein by reference.

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

3.
Exhibits :

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (a)

3.2	Amended and Restated Bylaws of the Company, as amended. (b)

4.1	Indenture, dated June 24, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (c)

4.2	Form of 5.500% Senior Note due 2028 (included as Exhibit A1 in Exhibit 4.1).

4.3	Indenture, dated October 14, 2020, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee. (d)

4.4	Form of 5.000% Senior Note due 2029 (included as Exhibit A1 in Exhibit 4.3).

4.5	Indenture, dated March 10, 2025, by and among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee. (e)

4.6	Form of 7.375% Senior Note due 2033 (included as Exhibit A1 in Exhibit 4.5).

4.7	Amended and Restated Stockholders Agreement, dated as of October 29, 2014, by and among the Company and each of the stockholders named therein. (f)

4.8	Specimen Common Stock Certificate to be issued to holders of the Company’s Common Stock. (g)

4.9	Third Amended and Restated Registration Rights Agreement, dated as of December 31, 2015, by and among the Company and each of the parties named therein. (h)

4.10	Joinder, dated February 16, 2016, to the Third Amended and Restated Registration Rights Agreement dated as of December 31, 2015, by and among the Company and each of the parties named therein. (i)

4.11	Description of the Company’s Securities. (j)

10.1

Credit Agreement, dated as of March 17, 2021, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (k)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 30, 2023, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (l)

10.3

Amendment No. 2 to Credit Agreement, dated as of January 18, 2024, by and among the Company, certain subsidiaries of the Company, as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and Bank of America, N.A., as Administrative Agent and Swingline Lender. (m)

10.4	Security and Pledge Agreement, dated as of March 17, 2021, by and among the Company, the other obligors party thereto and Bank of America, N.A., as Administrative Agent. (k)

10.5

Credit Agreement, dated as of February 28, 2025, among the Company, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. (n)

†10.6	Employment Agreement, dated as of January 19, 2026, by and between Acadia Management Company, Inc. and Debra K. Osteen. (o)

†10.7	Employment Agreement, dated October 7, 2025, by and between Acadia Management Company, Inc. and Todd Young. (p)

†10.8	Employment Agreement, dated June 30, 2023, by and between Acadia Management Company, Inc. and Brian Farley. (q)

†10.9	First Amendment to Employment Agreement, dated July 6, 2023, by and between Acadia Management Company, Inc. and Brian Farley, dated as of June 30, 2023. (q)

†10.10	Employment Agreement, dated March 31, 2022, by and among the Company, Acadia Management Company, Inc. and Christopher H. Hunter. (r)

†10.11	Separation and Release Agreement, dated January 20, 2026, between Acadia Management Company, LLC and Christopher Hunter. (s)

†10.12	Employment Agreement, dated June 1, 2023, by and between Acadia Management Company, Inc. and Heather B. Dixon. (t)

†10.13	Employment Agreement, dated May 23, 2024, by and between Acadia Management Company, Inc. and Dr. Nasser Khan. (a)

†10.14	Transition and Separation Agreement, dated October 31, 2025, between Acadia Management Company, Inc. and Dr. Nasser Khan. (u)

†10.15*	Severance Agreement, dated April 29, 2022, by and between Acadia Management Company, Inc. and Timothy Sides.

†10.16	Form of Cash Retention Award Agreement. (v)

†10.17	Cash Retention Award Agreement, dated as of July 25, 2025, by and between Acadia Management Company, LLC and Brian Farley. (w)

†10.18	Cash Retention Award Agreement, dated as of July 25, 2025, by and between Acadia Management Company, LLC and Dr. Nasser Khan. (w)

†10.19	Cash Retention Award Agreement, dated as of December 19, 2024, by and between Acadia Management Company, LLC and Timothy Sides, as amended as of August 6, 2025. (w)

†10.20	Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan. (x)

†10.21	Amendment to the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan. (y)

†10.22	Form of Restricted Stock Unit Agreement. (z)

†10.23	Form of Incentive Stock Option Agreement. (aa)

†10.24	Form of Non-Qualified Stock Option Agreement. (aa)

†10.25	Form of Restricted Stock Agreement. (z)

†10.26	Form of Stock Appreciation Rights Agreement. (aa)

†10.27	Acadia Healthcare Company, Inc. Nonqualified Deferred Compensation Plan, effective February 1, 2013. (bb)

†10.28	Nonmanagement Director Compensation Program, effective January 1, 2013. (bb)

10.29	Form of Indemnification Agreement (for directors and officers affiliated with Waud Capital Partners). (cc)

10.30	Form of Indemnification Agreement (for directors and officers not affiliated with Waud Capital Partners). (cc)

10.31

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Shasta N. Inman, as Guardian Ad Litem. (dd)

10.32

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Feliz Rael, as Guardian Ad Litem. (dd)

10.33

Settlement Agreement, Release in Full and Indemnification Agreement, dated October 30, 2023, by and among Acadia Healthcare Company, Inc., Youth and Family Centered Services of New Mexico, Inc. d/b/a Desert Hills, and Alison Endicott-Quiñones, as Guardian Ad Litem. (dd)

19	Acadia Healthcare Company. Inc. Insider Trading Policy. (ee)

21*	Subsidiaries of the Company.

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (w)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Acadia Healthcare Company, Inc. Policy Regarding the Mandatory Recovery of Compensation. (ff)

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***

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

(a)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed on May 24, 2024 (File No. 001-35331).
(b)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(c)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 24, 2020 (File No. 001-35331).
(d)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 14, 2020 (File No. 001-35331).
(e)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed March 10, 2025 (File No. 001-35331).
(f)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2014 (File No. 001-35331).
(g)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-1, as amended (File No. 333-175523), originally filed with the SEC on November 23, 2011.

(h)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 4, 2016 (File No. 001-35331).
(i)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 16, 2016 (File No. 001-35331).
(j)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35331).
(k)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-35331).
(l)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended March 31, 2023 (File No. 001-35331).
(m)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 19, 2024 (File No. 001-35331).
(n)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed February 28, 2025 (File No. 001-35331).
(o)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 20, 2026 (File No. 001-35331).
(p)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 7, 2025 (File No. 001-35331).
(q)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 10-Q for the three months ended June 30, 2023 (File No. 001-35331).
(r)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (File No. 001-35331).
(s)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed January 23, 2026 (File No. 001-35331).
(t)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed June 2, 2023 (File No. 001-35331).
(u)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 5, 2025 (File No. 001-35331).
(v)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (File No. 001-35331).
(w)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (File No. 001-35331).
(x)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 10, 2025 (File No. 001-35331).
(y)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 10, 2025 (File No. 001-35331).
(z)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (File No. 001-35331).
(aa)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-4, as amended (File No. 333-175523), originally filed with the SEC on July 13, 2011.
(bb)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (File No. 001-35331).
(cc)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed November 1, 2011 (File No. 001-35331).
(dd)	Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed October 30, 2023 (File No. 001-35331).
(ee)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-35331).
(ff)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35331).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Healthcare Company, Inc.

By:	/s/ Debra K. Osteen
Debra K. Osteen
Chief Executive Officer and Director

Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Debra K. Osteen Debra K. Osteen	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ Todd Young Todd Young	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026

/s/ Reeve B. Waud Reeve B. Waud	Chairman of the Board	February 26, 2026

/s/ Jason R. Bernhard Jason R. Bernhard	Director	February 26, 2026

/s/ E. Perot Bissell E. Perot Bissell	Director	February 26, 2026

/s/ Michael J. Fucci Michael J. Fucci	Director	February 26, 2026

/s/ Vicky B. Gregg Vicky B. Gregg	Director	February 26, 2026

/s/ William F. Grieco William F. Grieco	Director	February 26, 2026

/s/ Patrice A. Harris Patrice A. Harris	Director	February 26, 2026

/s/ R. David Kelly R. David Kelly	Director	February 26, 2026

/s/ Wade D. Miquelon Wade D. Miquelon	Director	February 26, 2026

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2025 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Acadia Healthcare Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Healthcare Company, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Healthcare Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Acadia Healthcare Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Healthcare Company, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter

For the year ended December 31, 2025, the Company recognized $3.3 billion of revenue from continuing operations. As discussed in Note 3 of the consolidated financial statements, the Company determines the transaction price for services to patients based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based primarily on historical collection experience.

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

Valuation of Goodwill
Description of the Matter

At December 31, 2025, the Company’s goodwill was $1.3 billion. As discussed in Note 5 to the consolidated financial statements, goodwill is evaluated by the Company for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of the reporting unit may not be recoverable. During 2025, the Company recorded a $996.2 million non-cash impairment charge to goodwill.

How We Addressed the Matter in Our Audit

Auditing the Company’s impairment tests for goodwill was complex and involved auditor judgment and the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting unit. In particular, the significant estimation uncertainty was due to the sensitivity of the fair values to the underlying assumptions. Significant assumptions used in the Company’s fair value estimate include growth rates and discount rates. These assumptions are sensitive to and affected by expected future market or economic conditions, and industry and company-specific qualitative factors.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. This included evaluating controls over the Company’s forecasting process used to develop the estimated future cash flows. We also tested controls over management’s review of the data used in their valuation models and review of the significant assumptions such as estimation of growth rates and discount rates.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing certain significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of their reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Nashville, Tennessee

February 26, 2026

Acadia Healthcare Company, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$133,242	$76,305
Accounts receivable, net	440,604	365,339
Other current assets	240,293	135,848
Total current assets	814,139	577,492
Property and equipment, net	3,111,212	2,853,193
Goodwill	1,296,342	2,264,851
Intangible assets, net	96,672	70,003
Deferred tax assets	2,528	20,964
Operating lease right-of-use assets	134,005	118,369
Other assets	72,550	52,043
Total assets	$5,527,448	$5,956,915
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$28,438	$76,816
Accounts payable	150,403	232,704
Accrued salaries and benefits	188,638	155,426
Current portion of operating lease liabilities	21,160	25,462
Other accrued liabilities	136,555	87,511
Total current liabilities	525,194	577,919
Long-term debt	2,471,529	1,880,093
Deferred tax liabilities	66,605	83,946
Operating lease liabilities	121,961	101,828
Other liabilities	201,607	122,298
Total liabilities	3,386,896	2,766,084
Redeemable noncontrolling interests	191,592	117,116
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,452,843 and 91,775,264 issued and outstanding as of December 31, 2025 and 2024, respectively	905	918
Additional paid-in capital	2,713,896	2,685,464
(Accumulated deficit) retained earnings	(765,841)	387,333
Total equity	1,948,960	3,073,715
Total liabilities and equity	$5,527,448	$5,956,915

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenue	$3,312,769	$3,153,963	$2,928,738
Salaries, wages and benefits (including equity-based compensation expense of $31,708, $37,113, and $32,289, respectively)	1,820,703	1,691,024	1,572,330
Professional fees	195,475	189,706	176,013
Supplies	118,047	112,713	105,992
Rents and leases	48,022	47,861	46,552
Other operating expenses	553,308	440,788	388,906
Income from provider relief fund	—	—	(6,419)
Depreciation and amortization	189,249	149,595	132,349
Interest expense, net	138,864	116,368	82,125
Debt extinguishment costs	1,269	—	—
Legal settlements expense	150,966	—	394,181
Loss on impairment	1,007,892	17,276	9,790
Gain on sale of property	(8,715)	—	(9,747)
Transaction, legal and other costs	163,630	46,753	62,026
Total expenses	4,378,710	2,812,084	2,954,098
(Loss) income before income taxes	(1,065,941)	341,879	(25,360)
Provision for (benefit from) income taxes	25,982	77,395	(9,699)
Net (loss) income	(1,091,923)	264,484	(15,661)
Net income attributable to noncontrolling interests	(10,849)	(8,872)	(6,006)
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(1,102,772)	$255,612	$(21,667)
(Loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$(12.16)	$2.79	$(0.24)
Diluted	$(12.16)	$2.78	$(0.24)
Weighted-average shares outstanding:
Basic	90,705	91,621	90,949
Diluted	90,705	92,059	90,949

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings
	Shares	Amount		(Accumulated Deficit)	Total
Balance at January 1, 2023	89,914	$899	$2,658,440	$153,388	$2,812,727
Common stock issued under stock incentive plans	1,350	14	8,183	—	8,197
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(52,532)	—	(52,532)
Equity-based compensation expense	—	—	32,289	—	32,289
Other	—	—	2,960	—	2,960
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	(21,667)	(21,667)
Balance at December 31, 2023	91,264	913	2,649,340	131,721	2,781,974
Common stock issued under stock incentive plans	511	5	7,205	—	7,210
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	—	—	(8,551)	—	(8,551)
Equity-based compensation expense	—	—	37,113	—	37,113
Other	—	—	357	—	357
Net income attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	255,612	255,612
Balance at December 31, 2024	91,775	918	2,685,464	387,333	3,073,715
Common stock issued under stock incentive plans	385	4	(4)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(4,226)	—	(4,226)
Repurchase of common stock, including excise tax	(1,707)	(17)	—	(50,402)	(50,419)
Equity-based compensation expense	—	—	31,708	—	31,708
Other	—	—	954	—	954
Net loss attributable to Acadia Healthcare Company, Inc. stockholders	—	—	—	(1,102,772)	(1,102,772)
Balance at December 31, 2025	90,453	$905	$2,713,896	$(765,841)	$1,948,960

See accompanying notes.

Acadia Healthcare Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating activities:
Net (loss) income	$(1,091,923)	$264,484	$(15,661)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	189,249	149,595	132,349
Amortization of debt issuance costs	4,864	4,088	3,322
Equity-based compensation expense	31,708	37,113	32,289
Deferred income taxes	1,094	67,708	(93,984)
Debt extinguishment costs	1,269	—	—
Non-cash legal settlements expense	3,504	—	394,181
Loss on impairment	1,007,892	17,276	9,790
Gain on sale of property	(8,715)	—	(9,747)
Other	1,623	(4,686)	3,168
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(75,024)	(2,329)	(39,012)
Other current assets	(47,209)	(7,462)	8,880
Other assets	(11,291)	521	989
Accounts payable and other accrued liabilities	14,882	(420,893)	17,404
Accrued salaries and benefits	26,678	12,115	16,532
Other liabilities	83,297	12,163	10,815
Government relief funds	—	—	(8,975)
Net cash provided by operating activities	131,898	129,693	462,340
Investing activities:
Cash paid for acquisitions, net of cash acquired	(8,165)	(53,550)	(349)
Cash paid for capital expenditures	(571,807)	(690,385)	(424,133)
Proceeds from sale of property and equipment	23,848	10,435	29,422
Other	(90)	(2,979)	(2,159)
Net cash used in investing activities	(556,214)	(736,479)	(397,219)
Financing activities:
Borrowings on long-term debt	1,200,000	350,000	—
Borrowings on revolving credit facility	1,069,000	305,000	40,000
Principal payments on revolving credit facility	(1,035,000)	(15,000)	(35,000)
Principal payments on long-term debt	(12,188)	(56,331)	(21,250)
Repayment of long-term debt	(670,856)	—	—
Payment of debt issuance costs	(18,615)	(1,518)	—
Repurchase of shares for payroll tax withholdings, net of proceeds from stock option exercises	(4,226)	(1,341)	(44,335)
Repurchase of common stock	(50,034)	—	—
Contributions from noncontrolling partners in joint ventures	8,639	5,180	2,958
Distributions to noncontrolling partners in joint ventures	(3,877)	(2,972)	(5,107)
Cash paid for contingent consideration	(1,500)	—	—
Other	(90)	—	37
Net cash provided by (used in) financing activities	481,253	583,018	(62,697)
Net increase (decrease) in cash and cash equivalents	56,937	(23,768)	2,424
Cash and cash equivalents at beginning of the period	76,305	100,073	97,649
Cash and cash equivalents at end of the period	$133,242	$76,305	$100,073
Supplemental Cash Flow Information:
Cash paid for interest	$124,663	$113,401	$80,745
Cash paid for income taxes	$30,094	$28,148	$66,397
Effect of acquisitions:
Assets acquired, excluding cash	$53,647	$59,235	$6,766
Liabilities assumed	(893)	(4,185)	(128)
Contingent consideration issued in connection with an acquisition	—	(1,500)	—
Redeemable noncontrolling interest resulting from an acquisition	(44,589)	—	(6,289)
Cash paid for acquisitions, net of cash acquired	$8,165	$53,550	$349

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

1. Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At December 31, 2025, these subsidiaries operated 277 behavioral healthcare facilities with over 12,500 beds in 40 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses include the Company’s corporate office costs, which were $177.6 million, $156.8 million and $153.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Insurance

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $10.0 million per claim, $15.0 million for certain other claims and $25.0 million for certain batched claims through August 31, 2025 and $15.0 million per claim and $25.0 million for certain batched claims thereafter. The Company has obtained reinsurance coverage from a third-party to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $80.0 million or $75.0 million in the aggregate for certain other claims through August 31, 2025 and $75.0 million in the aggregate for claims thereafter, with exclusions for certain types of incidents. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place. The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The Company recorded unfavorable adjustments of $52.7 million and $10.1 million to its estimated liability for self-insured professional and general liability claims during the years ended December 31, 2025 and 2024, respectively, relating to the settlement or expected settlement of certain prior year claims. In particular, the unfavorable adjustment recorded during the year ended December 31, 2025 was driven by higher expected settlement costs for claims related to policy years prior to September 1, 2024; a significant increase in claim frequency during the policy year ended August 31, 2025, compared to the prior policy year; and less favorable insurance coverage terms compared to prior years. The professional and general liability reserve was $181.8 million at December 31, 2025, of which $31.4 million was included in other accrued liabilities and $150.4 million was included in other long-term liabilities. The professional and general liability reserve was $87.5 million at December 31, 2024, of which $12.5 million was included in other accrued liabilities and $75.0 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $28.8 million at December 31, 2025, of which $7.2 million was included in other current assets and $21.6 million was included in other assets, and such receivable was $9.3 million at December 31, 2024, of which $0.5 million was included in other current assets and $8.8 million was included in other assets.

The Company’s statutory workers’ compensation program is fully insured with a $0.5 million deductible per accident. The workers’ compensation liability was $34.3 million at December 31, 2025, of which $18.5 million was included in accrued salaries and benefits and $15.8 million was included in other long-term liabilities, and such liability was $30.7 million at December 31, 2024, of which $12.0 million was included in accrued salaries and benefits and $18.7 million was included in other long-term liabilities. The reserve for workers compensation claims was based upon independent actuarial estimates of future amounts that will be paid to claimants. Management believes that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.

Property and Equipment and Other Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 50 years for buildings and improvements, three to seven years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of sale or retirement. Repair and maintenance costs are expensed as incurred. Depreciation expense was $189.2 million, $149.6 million and $132.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The carrying values of long-lived assets are reviewed for possible impairment whenever events, circumstances or operating results indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable, as determined based upon the undiscounted cash flows of the operating asset over the remaining useful life, the carrying value of the asset will be reduced to its estimated fair value. Fair value estimates are based on independent appraisals, market values of comparable assets or internal evaluations of future net cash flows. During the years ended December 31, 2025 and 2024, the Company recorded non-cash property impairment charges of $10.4 million and $12.4 million, respectively, and non-cash operating lease right-of-use asset impairment charges of $1.0 million and $1.4 million, respectively, related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

The Company performed an impairment review of long-lived assets in the fourth quarter of 2025, 2024 and 2023 and recorded no impairment.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill and other indefinite-lived intangible assets, which consist of licenses and accreditations, trade names and certificates of need intangible assets that are not amortized, are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. See Note 5 – Acquisitions and Note 8 – Other Intangible Assets for further discussion of the Company’s goodwill and other intangible assets, respectively.

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

Recent Accounting Pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05 Business Combinations—Joint Venture Formations (Subtopic 805-60): “Recognition and Initial Measurement” (“ASU 2023-05”). ASU 2023-05 requires entities to recognize and initially measure a joint venture’s assets and liabilities at fair value on the formation date. This guidance is effective prospectively for all joint ventures formed on or after January 1, 2025, and may be applied either prospectively or retrospectively. The Company prospectively adopted ASU 2023-05 on January 1, 2025, and such adoption did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and the interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted and applied retrospectively. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 22 — Segments for additional information on the Company’s accounting for segment reporting. This adoption did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): “Improvements to Income Tax Disclosures Topic 740.” (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. See Note 19 – Income Taxes for additional information.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of certain income statement expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 allows entities to elect a practical expedient to assume the current conditions as of the balance sheet date remain unchanged for the remaining life of the asset in the development of a reasonable and supportable forecast for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, and must be adopted prospectively.

Early adoption is permitted and must be applied as of the beginning of the annual reporting period in which it is early adopted. The Company is currently evaluating the impact of ASU 2025-05 on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): “Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 is intended to clarify and modernize the accounting for costs related to internal-use software. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and may be adopted using a prospective, retrospective, or modified transition approach. Early adoption is permitted and must be applied as of the beginning of the annual reporting period in which it is early adopted. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832): “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”). ASU 2025-10 establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. This guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), makes certain targeted improvements, and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those fiscal years, and may be adopted on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. Early adoption is permitted in any period for which financial statements have not been issued. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): “Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the interim reporting requirements in GAAP by improving the navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. This guidance is effective for interim reporting periods in fiscal years beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements (“ASU 2025-12”). ASU 2025-12 provides for technical corrections, clarifications and other minor improvements to a variety of Topics. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and may be adopted on a prospective or retrospective basis on an issue-by-issue basis. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact of ASU 2025-12 on the Company’s consolidated financial statements.

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

At December 31, 2025 and 2024, estimated implicit price concessions of $90.2 million and $75.5 million, respectively, had been recorded as reductions to the Company’s accounts receivable balances to enable the Company to record its revenues and accounts receivable at the estimated amounts the Company expected to collect.

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

The table below presents total revenue attributed to each category (in thousands):

	Year Ended December 31,
	2025	2024	2023
Acute inpatient psychiatric facilities	$1,830,324	$1,678,266	$1,489,248
Specialty treatment facilities	567,196	592,023	614,220
Comprehensive treatment centers	567,176	537,886	500,242
Residential treatment centers	348,073	345,788	325,028
Revenue	$3,312,769	$3,153,963	$2,928,738

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. The recognition of revenue under certain state government programs can depend on the timing of the programs’ approval by regulatory authorities. Based on the timing of approval of one such program, during the twelve months ended December 31, 2025, the Company recognized $100.1 million of revenue, $34.4 million of which related to services rendered in the year ended December 31, 2024.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2025, 2024 and 2023 was not significant.

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

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for any adjustments and final settlements. However, there can be no assurance that any such adjustments and final settlements will not have a material effect on the Company’s financial condition or results of operations. The Company had cost report receivables of $8.4 million as of December 31, 2025 which are included in other current assets on the consolidated balance sheet. The Company’s cost report payables were $0.8 million as of December 31, 2024, and are included in other current liabilities on the consolidated balance sheet. The net adjustments to estimated cost report settlements resulted in a decrease to revenue of $0.7 million for the year ended December 31, 2025 and an increase to revenue of $0.2 million and $1.8 million, respectively, for the years ended December 31,2024 and 2023.

The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive based on Company policies and federal and state poverty thresholds. Such amounts determined to qualify as charity care are not reported as revenue. The cost of providing charity care services were $12.0 million, $9.2 million and $8.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

The following table presents revenue by payor type and as a percentage of revenue for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Commercial	$813,788	24.6%	$820,828	26.0%	$820,701	28.0%
Medicare	473,455	14.3%	447,078	14.2%	441,761	15.1%
Medicaid	1,912,168	57.7%	1,781,615	56.5%	1,578,518	53.9%
Self-Pay	64,822	2.0%	60,101	1.9%	67,583	2.3%
Other	48,536	1.4%	44,341	1.4%	20,175	0.7%
Revenue	$3,312,769	100.0%	$3,153,963	100.0%	$2,928,738	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income attributable to Acadia Healthcare Company, Inc.	$(1,102,772)	$255,612	$(21,667)
Denominator:
Weighted-average shares outstanding for basic earnings per share	90,705	91,621	90,949
Effects of dilutive instruments	—	438	—
Shares used in computing diluted earnings per common share	90,705	92,059	90,949

(Loss) earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$(12.16)	$2.79	$(0.24)
Diluted	$(12.16)	$2.78	$(0.24)

For the years ended December 31, 2025 and 2023, respectively, approximately 0.6 million and 0.9 million outstanding shares of restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded from the calculation of dilutive weighted-average shares outstanding. These shares are excluded from the calculation of diluted earnings per share in the consolidated statement of operations because the net loss for the years ended December 31, 2025 and 2023 causes such securities to be anti-dilutive. Approximately 1.0 million, 0.7 million and 0.3 million shares of restricted stock and common stock issuable upon exercise of outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

5. Acquisitions

The Company’s acquisition strategy is to acquire and develop behavioral healthcare facilities and improve operating results within its acquired facilities and other behavioral healthcare operations.

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

Goodwill

The Company’s goodwill is evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable.

As of the annual impairment test on October 1, 2025, the Company had one reporting unit, behavioral healthcare services. In performing the goodwill impairment test, the Company used a combination of the income and market approaches to estimate the fair value of the reporting unit. Determining fair value requires substantial judgment and use of significant unobservable inputs, which are categorized as Level 3 fair value measurements. For the income approach, the Company used a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and are discounted to present value using a risk-adjusted rate of return. The Company’s internal forecasts include estimates of growth rates and profitability based on management’s current views of the long-term outlook of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows. For the market approach, the Company compared its reporting unit to guideline companies actively traded in public markets and included a control premium, which was based on acquisition premiums of selected companies similar to the reporting unit. These estimates and assumptions were determined in connection with support from a third-party valuation specialist. As of the annual impairment test on October 1, 2025, the fair value of the Company’s behavioral healthcare services reporting unit exceeded its carrying value, and therefore no impairment was recorded.

Subsequent to the annual impairment test on October 1, 2025, management identified a triggering event consisting of the combination of a significant increase in higher professional and general liability expenses associated primarily with patient-related litigation; lower internal revenue projections for future years to reflect expected changes in Medicaid reimbursement, primarily related to out-of-state referrals; and a sustained decline in the Company’s stock price and overall market capitalization. As a result, management conducted another test for goodwill impairment as of December 31, 2025. This subsequent goodwill impairment analysis resulted in a non-cash goodwill impairment charge of $996.2 million, representing the amount by which the Company’s book value exceeds its fair value, which is included in loss on impairment in the consolidated statement of operations. The decline in fair value of the behavioral healthcare services reporting unit primarily resulted from changes in expected future cash flows as a result of higher professional and general liability expenses, lower revenues and a higher discount rate corresponding to the risks inherent in the reporting unit.

No goodwill impairment charges were recorded during the years ended December 31, 2024 or 2023.

The following table summarizes changes in goodwill for the years ended December 31, 2025 and 2024 (in thousands):

Balance at January 1, 2024	$2,225,962
Increase from acquisitions	38,889
Balance at December 31, 2024	2,264,851
Increase from acquisitions	27,691
Decrease from impairment of goodwill	(996,200)
Balance at December 31, 2025	$1,296,342

Of the increases to goodwill from acquisitions in 2025 and 2024 (including opening balance sheet adjustments made in 2025 related to 2024 acquisitions), the Company expects $5.0 million and $36.2 million to be tax-deductible for the years ended December 31, 2025 and 2024, respectively.

6. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Assets held for sale	$60,418	$18,477
Prepaid expenses	47,017	41,359
Income taxes receivable	41,886	31,863
Securities litigation insurance receivable	31,538	—
Workers’ compensation deposits – current portion	18,500	12,000
Other receivables	15,474	24,321
Cost report receivable	8,445	—
Insurance receivable – current portion	7,211	452
Inventory	5,686	5,654
Other	4,118	1,722
Other current assets	$240,293	$135,848

7. Property and Equipment

Property and equipment consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Land	$220,275	$202,550
Building and improvements	2,873,101	2,326,108
Equipment	508,188	448,107
Construction in progress	515,380	772,505
	4,116,944	3,749,270
Less: accumulated depreciation	(1,005,732)	(896,077)
Property and equipment, net	$3,111,212	$2,853,193

During the years ended December 31, 2025 and 2024, the Company recorded non-cash property impairment charges of $10.4 million and $12.4 million, respectively, primarily related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

The Company has recorded assets held for sale within other current assets on the consolidated balance sheets, primarily for closed facilities actively marketed, including two facilities closed during the year ended December 31, 2025, of $60.4 million and $18.5 million at December 31, 2025 and 2024, respectively.

8. Other Intangible Assets

Other identifiable intangible assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Licenses and accreditations	$11,788	$11,631
Trade names	54,726	39,587
Certificates of need	30,158	18,785
Total	$96,672	$70,003

All the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificate of need intangible assets have indefinite lives and are, therefore, not subject to amortization.

During the years ended December 31, 2025 and 2024, the Company recorded non-cash indefinite-lived intangible asset impairment charges of $0.3 and $3.5 million, respectively, primarily related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

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

The Company elected the accounting policy practical expedients by class of underlying asset in ASC 842, Leases to: (i) combine associated lease and non-lease components into a single lease component; and (ii) exclude recording short-term leases as right-of-use assets and liabilities on the consolidated balance sheets. Non-lease components, which are not significant overall, are combined with lease components.

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

During the year ended December 31, 2025 and 2024, the Company recorded non-cash operating lease right-of-use asset impairment charges of $1.0 million and $1.4 million, respectively, related to the closure of certain facilities, which is included in loss on impairment in the consolidated statements of operations.

Lease Position

The Company recorded the following at December 31, 2025 and 2024 on the consolidated balance sheets (in thousands):

		December 31,
Right-of-Use Assets	Balance Sheet Classification	2025	2024
Finance lease right-of-use assets	Property and equipment, net	$7,054	$7,872
Operating lease right-of-use assets	Operating lease right-of-use assets	134,005	118,369
Total		$141,059	$126,241

		December 31,
Lease Liabilities	Balance Sheet Classification	2025	2024
Current:
Finance lease liabilities	Other accrued liabilities	$1,089	$1,089
Operating lease liabilities	Current portion of operating lease liabilities	21,160	25,462
Noncurrent:
Finance lease liabilities	Other liabilities	10,715	10,805
Operating lease liabilities	Operating lease liabilities	121,961	101,828
Total		$154,925	$139,184

Weighted-average remaining lease terms and discount rates were as follows at December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Finance	18.9	19.8
Operating	9.0	8.0

Weighted-average discount rate:
Finance	5.1%	5.1%
Operating	6.5%	6.0%

Lease Costs

The Company recorded the following lease costs for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease costs:
Depreciation of leased assets	$375	$378	$378
Interest on lease liabilities	999	1,014	1,028
Total finance lease costs	$1,374	$1,392	$1,406

Operating lease costs	$32,895	$34,977	$34,400
Variable lease costs	3,883	3,421	3,319
Short term lease costs	3,982	2,995	3,237
Other lease costs	7,262	6,468	5,596
Total rents and leases	$48,022	$47,861	$46,552

Total lease costs	$49,396	$49,253	$47,958

Other

Undiscounted future cash flows for finance and operating leases recorded on the consolidated balance sheet were as follows at December 31, 2025 (in thousands):

	Finance Leases	Operating Leases
2026	$1,089	$28,158
2027	1,089	26,248
2028	1,089	23,270
2029	1,107	20,252
2030	1,198	16,406
Thereafter	18,428	81,936
Total minimum lease payments	24,000	196,270
Less: amount of lease payments representing interest	12,196	53,149
Present value of future minimum lease payments	11,804	143,121
Less: Current portion of lease liabilities	1,089	21,160
Noncurrent lease liabilities	$10,715	$121,961

Supplemental data for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33,984	$36,141	$34,940
Operating cash flows for finance leases	$999	$1,014	$1,028
Financing cash flows for finance leases	$90	$(8)	$(38)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43,792	$33,060	$14,714
Finance leases	$—	$—	$—

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

Healthcare providers were required to sign an attestation confirming receipt of the PHSSE Fund amounts and agree to the terms and conditions of payment. Under the terms and conditions for receipt of the payment, the Company was allowed to use the funds to cover lost revenues and healthcare costs related to the novel coronavirus known as COVID-19 (“COVID-19”), and the Company was required to properly and fully document the use of these funds to the U.S. Department of Health and Human Services (the “HHS”). The reporting of these funds is subject to future audit for compliance with the terms and conditions. The Company recognized PHSSE Fund amounts to the extent it had qualifying COVID-19 expenses or lost revenues as permitted under the terms and conditions.

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

Desert Hills

From October 2018 to August 2020, the Company, its subsidiary Youth and Family Centered Services of New Mexico, Inc. (“Desert Hills”), and FamilyWorks, a not-for-profit treatment foster care program to which Desert Hills provided management services, including day-to-day administration of the program, via a management services agreement, were among a number of defendants named in five lawsuits (collectively, the “Desert Hills Litigation”) filed in New Mexico State District Court (the “District Court”). These lawsuits each related to abuse by a foster parent, Clarence Garcia, that occurred in foster homes where FamilyWorks had placed children. In 2021, the Company finalized out-of-court settlements for two of the five cases for amounts covered under the Company’s professional liability insurance: Dorsey, as Guardian ad Litem of M.R. v. Clarence Garcia, et al. (the “M.R. case”), and Higgins, as Guardian ad Litem of J.H. v. Clarence Garcia, et al(the “J.H. case”). While the plaintiffs in those two cases had claims pending against FamilyWorks, and FamilyWorks had raised claims or potential claims against the Company, the parties in each of those cases finalized settlements that resolved all claims between FamilyWorks and the Company. The District Court approved the settlement in the J.H. case on June 10, 2024 and the settlement in the M.R. case on August 12, 2024.

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

Securities Litigation

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee (the “2019 Securities Litigation”). The complaint is brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014, and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On September 30, 2022, the court entered an order certifying a class consisting of all persons who purchased or otherwise acquired the common stock of the Company between April 30, 2014, and November 15, 2018. On November 24, 2025, the parties entered into a stipulation of settlement of the matter pursuant to which defendants agreed to pay $179.0 million in exchange for a release of liability, $147.5 million of which is included in legal settlements expense in the consolidated statements of operations and $31.5 million of which will be reimbursed under the Company’s insurance coverage, the receivable for which is included in other current assets on the consolidated balance sheet. On January 15, 2026, the court entered an order preliminarily approving the settlement and setting a final approval hearing for April 29, 2026.

On July 10, 2025, a consolidated class action complaint was filed against the Company and certain former and current officers in the consolidated lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 8, 2020 and February 27, 2025. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Defendants filed a motion to dismiss the consolidated complaint on September 8, 2025. The motion has been fully briefed as of December 22, 2025. The court has not yet ruled on the motion. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this action.

Derivative Actions

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 22, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. The parties to these derivative cases are in active negotiation of a settlement of all of the cases. Based on the nature of the actions, the Company does not expect to incur a material loss.

On February 14, 2025, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Kachrodia v. Osteen, et al., Case No. 3:25-cv-00172, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 21D of the Exchange Act, breach of fiduciary duty, insider selling, unjust enrichment, and waste of corporate assets. Based on the nature of the action, the Company does not expect to incur a material loss.

Government Investigation

In the fall of 2017, the Office of Inspector General of the HHS (the “OIG”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities (collectively, the “2017 OIG/DOJ Investigation”) focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. On September 23, 2024, the Company entered into a civil settlement agreement with the federal government (the “2017 OIG/DOJ Settlement Agreement”), which fully resolved the 2017 OIG/DOJ Investigation with no admission of liability or wrongdoing by the Company. During the year ended December 31, 2024, pursuant to the 2017 OIG/DOJ Settlement Agreement, the Company paid $19.9 million, plus interest, to the federal government and four states that participated in the 2017 OIG/DOJ Investigation in exchange for the release and discharge of any civil or administrative monetary claims arising from the 2017 OIG/DOJ Investigation.

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

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued expenses	$40,506	$38,759
Insurance liability – current portion	31,396	12,486
Accrued interest	29,943	18,048
Accrued property taxes	13,531	8,671
Contract liabilities	2,805	1,686
Finance lease liabilities	1,089	1,089
Cost report payable	—	808
Other	17,285	5,964
Other accrued liabilities	$136,555	$87,511

13. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
Credit Facility:
Term Loan A	$637,813	$—
Revolving Line of Credit	404,000	—
Prior Credit Facility:
Term Loan A	—	670,856
Revolving Line of Credit	—	370,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes Due 2033	550,000	—
Less: unamortized debt issuance costs, discount and premium	(16,846)	(8,947)
	2,499,967	1,956,909
Less: current portion	(28,438)	(76,816)
Long-term debt	$2,471,529	$1,880,093

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Company’s option, either (i) a Secured Overnight Financing Rate (“SOFR”) -based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to the Company’s Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $4.1 million through March 31, 2026, $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At December 31, 2025, the Company was in compliance with all financial covenants.

For the year ended December 31, 2025, the Company borrowed $954.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At December 31, 2025, the Company had $594.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

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

For the year ended December 31, 2025, the Company borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding prior to February 28, 2025, when the Prior Credit Facility was refinanced with the Credit Facility. For the year ended December 31, 2024, the Company borrowed $305.0 million on the Prior Revolving Facility and repaid $15.0 million of the balance outstanding.

On February 28, 2025, the Company refinanced the Prior Credit Facility by using the proceeds of the Credit Facility to repay the outstanding balances of the Prior Term Loan Facility and the Prior Revolving Facility, which totaled $670.9 million and $485.0 million, respectively. In connection therewith, the Company recorded a loss on extinguishment of $1.3 million, which is included in debt extinguishment costs in the consolidated statements of operations.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the term of the related debt. Debt issuance costs at December 31, 2025 were $16.8 million, net of accumulated amortization of $11.6 million. Debt issuance costs at December 31, 2024 were $8.9 million, net of accumulated amortization of $9.8 million. Amortization expense related to debt issuance costs, which is included in interest expense on the consolidated statements of operations, was $3.4 million, $3.0 million and $2.2 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

Other

The aggregate maturities of long-term debt at December 31, 2025 were as follows (in thousands):

2026	$28,438
2027	32,500
2028	494,688
2029	535,937
2030	875,250
Thereafter	550,000
Total	$2,516,813

14. Noncontrolling Interests

Noncontrolling interests in the consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At December 31, 2025, the Company operated 16 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 88% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 15 — Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2024	$105,686
Contributions from noncontrolling partners in joint ventures	5,530
Net income attributable to noncontrolling interests	8,872
Distributions to noncontrolling partners in joint ventures	(2,972)
Balance at December 31, 2024	117,116
Contributions from noncontrolling partners in joint ventures	67,504
Net income attributable to noncontrolling interests	10,849
Distributions to noncontrolling partners in joint ventures	(3,877)
Balance at December 31, 2025	$191,592

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

At December 31, 2025, the Company operated 16 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 88% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at December 31, 2025 and 2024 include total assets of variable interest entities of $1,344.8 million and $930.9 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at December 31, 2025 and 2024 include total liabilities of variable interest entities of $49.6 million and $36.8 million, respectively.

The consolidated VIEs assets and liabilities in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$134,789	$97,901
Accounts receivable, net	54,810	39,050
Other current assets	25,106	5,388
Total current assets	214,705	142,339
Property and equipment, net	1,011,578	718,084
Goodwill	61,267	42,384
Intangible assets, net	45,318	18,394
Operating lease right-of-use assets	11,934	9,724
Total assets	$1,344,802	$930,925

Accounts payable	$11,798	$9,756
Accrued salaries and benefits	17,562	12,608
Current portion of operating lease liabilities	696	613
Other accrued liabilities	10,541	4,054
Total current liabilities	40,597	27,031
Operating lease liabilities	9,044	9,740
Total liabilities	$49,641	$36,771

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

Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the twelve months ended December 31, 2025, the Company repurchased 1,706,625 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $50.4 million (inclusive of $0.4 million in expenses related thereto). As of December 31, 2025, there was $250.0 million remaining under the Share Repurchase Program.

17. Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At December 31, 2025, a maximum of 15,175,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 3,711,225 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $31.7 million, $37.1 million and $32.3 million in equity-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively. Stock compensation expense for the years ended December 31, 2025, 2024 and 2023 is impacted by forfeiture adjustments and performance stock unit adjustments based on actual performance compared to vesting targets. At December 31, 2025, there was $55.7 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 0.93 years.

The Company recognized a deferred income tax benefit of $8.6 million, $10.1 million and $8.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2023, 2024 and 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2023	979,277	$46.27
Options granted	296,340	78.94
Options exercised	(198,527)	41.29
Options cancelled	(140,545)	55.95
Options outstanding at December 31, 2023	936,545	56.21
Options granted	4,000	75.30
Options exercised	(158,714)	45.43
Options cancelled	(86,810)	66.91
Options outstanding at December 31, 2024	695,021	57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(185,610)	55.00
Options outstanding at December 31, 2025	509,411	$58.34	5.56	$—
Options exercisable at December 31, 2025	390,076	$54.23	5.16	$—

Fair values are estimated using the Black-Scholes option pricing model. There were no stock options granted during the year ended December 31, 2025. The following table summarizes the grant-date fair value of options and the assumptions used to develop the fair value estimates for options granted during the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Weighted-average grant-date fair value of options	$27.24	$30.99
Risk-free interest rate	4.4%	4.2%
Expected volatility	33%	37%
Expected life (in years)	4.8	5.0

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

Other Stock-Based Awards

Restricted stock unit activity during 2023, 2024 and 2025 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,045,202	$54.89
Granted	587,239	76.32
Cancelled	(198,740)	57.21
Vested	(403,223)	50.48
Unvested at December 31, 2023	1,030,478	$68.38
Granted	608,572	71.78
Cancelled	(127,761)	72.84
Vested	(365,871)	63.29
Unvested at December 31, 2024	1,145,418	$71.31
Granted	1,556,470	26.86
Cancelled	(482,196)	46.15
Vested	(457,275)	68.13
Unvested at December 31, 2025	1,762,417	$39.76

Performance stock unit activity during 2023, 2024 and 2025 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,273,800	$20.69
Granted	177,509	70.98
Performance adjustment	407,825	17.69
Cancelled	(114,908)	69.07
Vested	(1,408,195)	10.60
Unvested at December 31, 2023	336,031	$69.35
Granted	78,955	68.04
Performance adjustment	(9,241)	72.99
Cancelled	(15,723)	70.37
Vested	(98,504)	61.52
Unvested at December 31, 2024	291,518	$71.47
Granted	228,923	22.81
Performance adjustment	(57,710)	70.33
Cancelled	(146,303)	47.61
Vested	(66,676)	73.96
Unvested at December 31, 2025	249,752	$40.44

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

Performance stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based stock units are subject to the continuing service of the employee during the three-year period covered by the awards. The performance conditions for the performance stock units are based on the Company’s achievement of annually established targets for one-to-three-year cumulative diluted earnings per share, adjusted earnings before interest, income taxes, depreciation and amortization, revenue and/or non-financial clinical excellence measurements. The number of shares issuable at the end of the applicable vesting period of performance stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of performance stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

The fair values of restricted stock unit awards and performance stock units that vested during the years ended December 31, 2025, 2024 and 2023 were $15.7 million, $30.2 million and $38.4 million, respectively.

18. Transaction, Legal and Other Costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Government investigations	$135,259	$30,620	$18,796
Termination and restructuring costs	19,871	1,362	7,242
Legal, accounting and other acquisition-related costs	8,500	11,172	12,705
Management transition costs	-	3,599	23,283
Total	$163,630	$46,753	$62,026

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 11 – Commitments and Contingencies. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($2.1 million, $5.0 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($6.3 million, $4.8 million, and $8.8 million for the years ended December 31, 2025, 2024, and 2023, respectively); and direct costs associated with acquisitions ($0.1 million, $1.4 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively). Management transition costs include certain costs associated with the transition of the leadership team, including the design and implementation of the revised organizational structure. Management transition costs incurred with the transition of the Company’s Chief Executive Officer from Debra K. Osteen to Christopher H. Hunter beginning in the first quarter of 2022 concluded in the fourth quarter of 2024.

19. Income Taxes

Provision for (benefit from) income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$19,410	$6,133	$68,939
State	5,062	2,932	14,413
Foreign	416	622	933
Total current provision	24,888	9,687	84,285
Deferred:
Federal	(32,254)	63,534	(72,046)
State	33,231	3,806	(22,495)
Foreign	117	368	557
Total deferred provision	1,094	67,708	(93,984)
Provision for (benefit from) income taxes	$25,982	$77,395	$(9,699)

As further described in Note 2 – Summary of Significant Accounting Policies, the Company elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 (in thousands):

	Year Ended December 31, 2025

	Amount	%
U.S. federal statutory tax rate	$(223,847)	21.0%
State and local income taxes, net of federal income tax effect (1)	36,819	(3.5)%
Foreign tax effects	116	0.0%
Tax credits	(4,705)	0.4%
Changes in valuation allowances	(69)	0.0%
Nontaxable or nondeductible items:
Nondeductible goodwill impairment	209,202	(19.6)%
Other	3,801	(0.3)%
Changes in unrecognized tax benefits	4,758	(0.4)%
Other adjustments	(93)	0.0%
Effective income tax rate	$25,982	(2.4)%

(1) State and local taxes in Pennsylvania, Tennessee, California, and Arkansas combined comprise greater than 50% of the total in this category.

Below is a reconciliation of the statutory federal income tax expense and the Company’s total income tax expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate on income before income taxed	21.0%	21.0%
Impact of foreign operations	0.1%	(2.2)%
State income taxes, net of federal tax effect	2.0%	45.6%
Nondeductible expenses and permanent differences	1.3%	(30.7)%
Change in valuation allowance	(0.3)%	(0.1)%
Unrecognized tax benefit	0.2%	(14.8)%
Federal tax credits	(1.6)%	9.8%
Noncontrolling interest	(0.6)%	7.4%
Other	0.5%	2.2%
Effective income tax rate	22.6%	38.2%

For the year ended December 31, 2025, the provision for income taxes was $26.0 million, reflecting an effective tax rate of (2.4)%, compared to provision for income taxes of $77.4 million, reflecting an effective tax rate of 22.6%, for the year ended December 31, 2024. The Company’s pre-tax loss for the year ended December 31, 2025 included $996.2 million of goodwill impairment expense, which is nondeductible for income tax purposes and results in a decrease to the effective tax rate given the Company’s pre-tax loss position. Similarly, the Company recorded additional tax expense for the year ended December 31, 2025 in connection with a valuation allowance recorded on certain state deferred tax assets, which also resulted in a decrease to the Company's effective tax rate for the year ended December 31, 2025.

The table below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025

Federal	$22,000
State:
Tennessee	1,574
Other	6,039
Foreign	481
Income taxes, net of amounts refunded	$30,094

The domestic and foreign components of (loss) income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Foreign	$2,203	$3,472	$5,889
Domestic	(1,068,144)	338,407	(31,249)
(Loss) income before income taxes	$(1,065,941)	$341,879	$(25,360)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities of the Company at December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses and tax credit carryforwards – federal and state	$24,938	$19,853
Capital loss carryovers	216,715	217,100
Bad debt allowance	1,449	1,830
Accrued compensation and severance	18,551	18,534
Insurance reserves	45,200	22,706
Leases	1,120	1,039
Accrued expenses	38,604	—
Interest carryforward	24,127	25,131
Lease right-of-use liabilities	33,558	28,697
Fixed asset basis difference	11,128	14,374
Other assets	5,257	3,660
Total gross deferred tax assets	420,647	352,924
Less: valuation allowance	(269,373)	(218,129)
Deferred tax assets	151,274	134,795
Deferred tax liabilities:
Prepaid items	(6,334)	(5,321)
Accrued expenses	—	(1,813)
Intangible assets	(176,260)	(161,934)
Lease right-of-use assets	(30,822)	(26,819)
Investment in foreign subsidiary	(1,935)	(1,890)
Total deferred tax liabilities	(215,351)	(197,777)
Total net deferred tax liability	$(64,077)	$(62,982)

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2025 and 2024, the Company carried a valuation allowance against deferred tax assets of $269.4 million and $218.1 million, respectively. These amounts are primarily related to the Company’s capital loss carryforward resulting from the 2021 sale of the Company’s operations in the United Kingdom and certain state deferred tax assets for which the Company does not have available sources of income to support realizability. If the capital loss carryforward is not utilized, it will expire in 2026.

The Company has state net operating loss carryforwards at December 31, 2025 and 2024 of approximately $671.0 million and $546.7 million, respectively. A portion of these net operating loss carryforwards, if not utilized, will begin to expire in 2028, while some have an indefinite carryforward period. In addition, the Company has certain state tax credits of $1.4 million which will begin to expire in 2042 if not utilized.

Income taxes receivable was $41.9 million and $31.9 million at December 31, 2025 and 2024, respectively, and is recorded within other current assets on the consolidated balance sheets.

The Company has recorded liabilities related to unrecognized tax benefits of $9.3 million and $7.2 million at December 31, 2025 and 2024, respectively. These amounts are inclusive of interest and penalties of $0.5 million and $2.2 million, respectively, and are included in other liabilities on the consolidated balance sheets. The amount of unrecognized tax benefit, if realized, that would affect the effective tax rate is $9.0 million and $6.9 million at December 31, 2025 and December 31, 2024, respectively. The following table reconciles the beginning and ending amount of unrecognized income tax benefits, exclusive of any interest and penalties, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance at January 1	$5,007	$3,089	$—
Additions based on tax positions related to the current year	7,450	—	—
Additions for tax positions of prior years	159	1,918	3,089
Reductions as a result of the lapse of applicable statutes of limitations	(3,873)	—	—
Balance at December 31	$8,743	$5,007	$3,089

The Company and its subsidiaries file income tax returns in federal and in many state and local jurisdictions as well as foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2021. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. While no foreign jurisdictions are presently under examination, the Company may be subject to examination for tax years after 2020. Generally, for state tax purposes, the Company’s tax years after 2020 remain open for examination by the tax authorities. At the date of this report, there were no material audits or inquiries that had progressed sufficiently to predict their ultimate outcome.

20. Fair Value Measurements

The carrying amounts reported for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value because of the short-term maturity of these instruments.

The carrying amounts and fair values of the Credit Facility, Prior Credit Facility and Senior Notes at December 31, 2025 and 2024 were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31,		December 31,
	2025	2024	2025	2024
Credit Facility	$1,037,816	$—	$1,037,816	$—
Prior Credit Facility	$—	$1,039,349	$—	$1,039,349
5.500% Senior Notes due 2028	$447,382	$446,435	$443,400	$425,229
5.000% Senior Notes due 2029	$471,946	$471,125	$453,540	$439,324
7.375% Senior Notes due 2033	$542,823	$—	$545,537	$—

The Credit Facility, Prior Credit Facility, and Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

21. Employee Benefit Plans

The Company maintains a qualified defined contribution 401(k) plan covering substantially all of its employees. The Company may, at its discretion, make contributions to the plan. The Company recorded expense of $12.1 million, $12.2 million and $10.9 million related to the 401(k) plan for the years ended December 31, 2025, 2024 and 2023, respectively.

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