Form 10-Q
period 2026-03-31
Acadia Healthcare Company, Inc.
filed 2026-04-30
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At April 28, 2026, there were 91,967,027 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$158,472	$133,242
Accounts receivable, net	471,752	440,604
Other current assets	206,974	240,293
Total current assets	837,198	814,139
Property and equipment, net	3,106,635	3,111,212
Goodwill	1,301,412	1,296,342
Intangible assets, net	98,585	96,672
Deferred tax assets	2,493	2,528
Operating lease right-of-use assets	132,159	134,005
Other assets	67,969	72,550
Total assets	$5,546,451	$5,527,448

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,500	$28,438
Accounts payable	142,201	150,403
Accrued salaries and benefits	157,057	188,638
Current portion of operating lease liabilities	20,735	21,160
Other accrued liabilities	136,863	136,555
Total current liabilities	489,356	525,194
Long-term debt	2,494,293	2,471,529
Deferred tax liabilities	76,909	66,605
Operating lease liabilities	121,362	121,961
Other liabilities	196,271	201,607
Total liabilities	3,378,191	3,386,896
Redeemable noncontrolling interests	209,983	191,592
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,763,489 and 90,452,483 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	908	905
Additional paid-in capital	2,719,105	2,713,896
Accumulated deficit	(761,736)	(765,841)
Total equity	1,958,277	1,948,960
Total liabilities and equity	$5,546,451	$5,527,448

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenue	$828,802	$770,505
Salaries, wages and benefits (including equity-based compensation expense of $7,956 and $8,677, respectively)	467,040	445,271
Professional fees	53,197	45,707
Supplies	29,491	28,342
Rents and leases	11,733	11,656
Other operating expenses	131,079	114,002
Depreciation and amortization	52,426	47,032
Interest expense, net	38,330	29,182
Debt extinguishment costs	—	1,269
Legal settlements expense	13,751	3,504
Gain on sale of property, net	(1,222)	—
Transaction, legal and other costs	22,013	31,072
Total expenses	817,838	757,037
Income before income taxes	10,964	13,468
Provision for income taxes	6,500	4,404
Net income	4,464	9,064
Net income attributable to noncontrolling interests	(359)	(690)
Net income attributable to Acadia Healthcare Company, Inc.	$4,105	$8,374
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09
Weighted-average shares outstanding:
Basic	90,530	91,654
Diluted	90,859	92,038

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Retained Earnings
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balance at December 31, 2024	91,775	$918	$2,685,464	$387,333	$3,073,715
Common stock issued under stock incentive plans	217	2	(2)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,936)	—	(1,936)
Repurchase of common stock, including excise tax	(1,603)	(16)	—	(47,256)	(47,272)
Equity-based compensation expense	—	—	8,677	—	8,677
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	8,374	8,374
Balance at March 31, 2025	90,389	904	2,692,203	348,451	3,041,558
Common stock issued under stock incentive plans	109	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,780)	—	(1,780)
Repurchase of common stock, including excise tax	(104)	(1)	—	(3,159)	(3,160)
Equity-based compensation expense	—	—	10,549	—	10,549
Other	—	—	692	—	692
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	30,127	30,127
Balance at June 30, 2025	90,394	904	2,701,663	375,419	3,077,986
Common stock issued under stock incentive plans	38	—	—	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(237)	—	(237)
Repurchase of common stock, including excise tax			—	9	9
Equity-based compensation expense	—	—	6,031	—	6,031
Other	—	—	262	—	262
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	36,246	36,246
Balance at September 30, 2025	90,432	904	2,707,719	411,674	3,120,297
Common stock issued under stock incentive plans	21	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(273)	—	(273)
Repurchase of common stock, including excise tax	—	—	—	4	4
Equity-based compensation expense	—	—	6,451	—	6,451
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(1,177,519)	(1,177,519)
Balance at December 31, 2025	90,453	905	2,713,896	(765,841)	1,948,960
Common stock issued under stock incentive plans	311	3	(3)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,744)	—	(2,744)
Equity-based compensation expense	—	—	7,956	—	7,956
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	4,105	4,105
Balance at March 31, 2026	90,764	$908	$2,719,105	$(761,736)	$1,958,277

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating activities:
Net income	$4,464	$9,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,426	47,032
Amortization of debt issuance costs	1,253	1,056
Equity-based compensation expense	7,956	8,677
Deferred income taxes	10,340	(5,621)
Debt extinguishment costs	—	1,269
Non-cash legal settlements expense	—	3,504
Gain on sale of property, net	(1,222)	—
Other	401	73
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(31,148)	(30,993)
Other current assets	27,501	(9,019)
Other assets	(542)	(1,214)
Accounts payable and other accrued liabilities	24,402	(9,242)
Accrued salaries and benefits	(34,570)	(19,801)
Other liabilities	270	16,692
Net cash provided by operating activities	61,531	11,477
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,594)
Cash paid for capital expenditures	(76,564)	(174,631)
Proceeds from sale of property and equipment	16,383	43
Other	(30)	(56)
Net cash used in investing activities	(60,211)	(183,238)
Financing activities:
Borrowings on long-term debt	—	1,200,000
Borrowings on revolving credit facility	85,000	760,000
Principal payments on revolving credit facility	(55,000)	(1,035,000)
Principal payments on long-term debt	(4,063)	—
Repayment of long-term debt	—	(670,856)
Payment of debt issuance costs	—	(18,615)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(2,744)	(1,936)
Repurchase of common stock	—	(46,880)
Contributions from noncontrolling partners in joint ventures	743	—
Other	(26)	(21)
Net cash provided by financing activities	23,910	186,692
Net increase in cash and cash equivalents	25,230	14,931
Cash and cash equivalents at beginning of the period	133,242	76,305
Cash and cash equivalents at end of the period	$158,472	$91,236
Effect of acquisitions:
Assets acquired, excluding cash	$17,290	$19,768
Liabilities assumed	—	(300)
Redeemable noncontrolling interest resulting from an acquisition	(17,290)	(10,874)
Cash paid for acquisitions, net of cash acquired	$—	$8,594

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At March 31, 2026, these subsidiaries operated 275 behavioral healthcare facilities with approximately 12,400 beds in 40 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Company’s financial position and results of operations have been included. The Company’s fiscal year ends on December 31 and interim results are not necessarily indicative of results for a full year or any other interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements as of that date. The information contained in these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

2.
Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of certain income statement expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 allows entities to elect a practical expedient to assume the current conditions as of the balance sheet date remain unchanged for the remaining life of the asset in the development of a reasonable and supportable forecast for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, and must be adopted prospectively. The Company adopted ASU 2025-05 as of January 1, 2026 and such adoption did not have a significant impact on the Company's condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832): “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”). ASU 2025-10 establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. This guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), makes certain targeted improvements, and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those fiscal years, and may be adopted on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. Early adoption is permitted in any period for which financial statements have not been issued. The Company is currently evaluating the impact of ASU 2025-10 on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): “Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the interim reporting requirements in GAAP by improving the navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. This guidance is effective for interim reporting periods in fiscal years beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements (“ASU 2025-12”). ASU 2025-12 provides for technical corrections, clarifications and other minor improvements to a variety of topics. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and may be adopted on a prospective or retrospective basis on an issue-by-issue basis. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact of ASU 2025-12 on the Company’s condensed consolidated financial statements.

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

Specialty treatment facilities. Specialty treatment facilities treat patients in residential recovery facility settings. The Company provides a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Inpatient, including detoxification and rehabilitation, partial hospitalization and outpatient treatment programs give patients access to the least restrictive level of care.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended March 31,
	2026	2025
Acute inpatient psychiatric facilities	$470,653	$412,232
Specialty treatment facilities	128,116	136,974
Comprehensive treatment centers	140,412	136,985
Residential treatment centers	89,621	84,314
Revenue	$828,802	$770,505

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. The recognition of revenue under certain state government programs can depend on the timing of the programs’ approval by regulatory authorities. Based on the timing of approval of one such program, during the three months ended March 31, 2026, the Company recognized $11.7 million of revenue which related to services rendered in the year ended December 31, 2025.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for each of the three months ended March 31, 2026 and 2025 was not significant.

The following table presents the Company’s revenue by payor type and as a percentage of revenue (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Commercial	$185,926	22.4%	$192,755	25.0%
Medicare	116,218	14.0%	114,754	14.9%
Medicaid	503,406	60.7%	430,814	55.9%
Self-Pay	14,673	1.8%	18,165	2.4%
Other	8,579	1.1%	14,017	1.8%
Revenue	$828,802	100.0%	$770,505	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$4,105	$8,374
Denominator:
Weighted average shares outstanding for basic earnings per share	90,530	91,654
Effects of dilutive instruments	329	384
Shares used in computing diluted earnings per common share	90,859	92,038

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

Approximately 2.5 million and 1.4 million shares of restricted stock and shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

5.
Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Assets held for sale	$62,095	$60,418
Income taxes receivable	46,758	41,886
Prepaid expenses	36,823	47,017
Workers’ compensation deposits – current portion	20,000	18,500
Other receivables	15,501	15,474
Cost report receivable	6,511	8,445
Insurance receivable – current portion	7,211	7,211
Inventory	5,932	5,686
Securities litigation insurance receivable	—	31,538
Other	6,143	4,118
Other current assets	$206,974	$240,293

6.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$224,755	$220,275
Building and improvements	2,907,858	2,873,101
Equipment	517,420	508,188
Construction in progress	504,254	515,380
	4,154,287	4,116,944
Less: accumulated depreciation	(1,047,652)	(1,005,732)
Property and equipment, net	$3,106,635	$3,111,212

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $62.1 million and $60.4 million at March 31, 2026 and December 31, 2025, respectively.

7.
Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during 2025 and 2026 are as follows (in thousands):

Balance at January 1, 2025	$2,264,851
Increase from acquisitions	27,691
Decrease from impairment of goodwill	(996,200)
Balance at December 31, 2025	1,296,342
Increase from acquisitions	5,070
Balance at March 31, 2026	$1,301,412

Other Intangible Assets

Other identifiable intangible assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Licenses and accreditations	$11,788	$11,788
Trade names	56,616	54,726
Certificates of need	30,181	30,158
Total	$98,585	$96,672

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization.

8.
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

Securities Litigation

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which is pending in the United States District Court for the Middle District of Tennessee (the “2019 Securities Litigation”). The complaint is brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014, and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On September 30, 2022, the court entered an order certifying a class consisting of all persons who purchased or otherwise acquired the common stock of the Company between April 30, 2014, and November 15, 2018. On November 24, 2025, the parties entered into a stipulation of settlement of the matter pursuant to which defendants agreed to pay $179.0 million in exchange for a release of liability, $31.5 million of which was eligible for reimbursement under the Company’s insurance coverage, the receivable for which was included in other current assets on the condensed consolidated balance sheet, as of December 31, 2025. The Company received the $31.5 million of insurance proceeds during the three months ended March 31, 2026. On January 15, 2026, the court entered an order preliminarily approving the settlement and setting a final approval hearing for April 29, 2026.

On July 10, 2025, a consolidated class action complaint was filed against the Company and certain former and current officers in the consolidated lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 8, 2020 and February 27, 2025. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Defendants filed a motion to dismiss the consolidated complaint on September 8, 2025. The motion has been fully briefed, but the court has not yet ruled on the motion. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this action.

Derivative Actions

On February 21, 2019, a purported stockholder filed a related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Section 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending the United States District Court for the Middle

District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 22, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. The parties to these derivative cases have reached a settlement in principle of all of the cases. The settlement is subject to finalization in a stipulation of settlement, which is subject to both preliminary and final court approval proceedings. Based on the terms of the settlement in principle, the Company does not expect to incur a material loss.

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

Government Investigations

In the fall of 2017, the Office of Inspector General (the “OIG”) of the U.S. Department of Health and Human Services (the “HHS”) issued subpoenas to three of the Company’s facilities requesting certain documents from January 2013 to the date of the subpoenas. The U.S. Attorney’s Office for the Middle District of Florida issued a civil investigative demand to one of the Company’s facilities in December 2017 requesting certain documents from November 2012 to the date of the demand. In April 2019, the OIG issued subpoenas relating to six additional facilities requesting certain documents and information from January 2013 to the date of the subpoenas. In June 2023, the State of Nevada issued a subpoena relating to one of the same facilities as part of the same investigation. The government’s investigation of each of these facilities (collectively, the “2017 OIG/DOJ Investigation”) focused on claims not eligible for payment because of alleged violations of certain regulatory requirements relating to, among other things, medical necessity, admission eligibility, discharge decisions, length of stay and patient care issues. On September 23, 2024, the Company entered into a civil settlement agreement with the federal government (the “2017 OIG/DOJ Settlement Agreement”), which fully resolved the 2017 OIG/DOJ Investigation with no admission of liability or wrongdoing by the Company. During the year ended December 31, 2024, pursuant to the 2017 OIG/DOJ Settlement Agreement, the Company paid $19.9 million, plus interest, to the federal government and four states that participated in the 2017 OIG/DOJ Investigation in exchange for the release and discharge of any civil or administrative monetary claims arising from the 2017 OIG/DOJ Investigation.

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

Sandoval Litigation

In October 2020, a civil action asserting wrongful death and negligence claims was filed against the Company in California state court following a patient death at a California subsidiary facility (Sandoval v. Acadia Healthcare Company, Inc., Marin County Super.

Ct. No. CIV1802171) (the “Sandoval Litigation”). Following a jury trial, judgment was entered against the Company, and the Company subsequently appealed. In April 2026, the judgment was affirmed in substantial part. Thereafter, the Company entered into settlement negotiations and reached an agreement in principle to resolve all remaining claims for an aggregate payment of $15.0 million, with no admission of liability or wrongdoing by the Company, subject to the execution of definitive settlement documentation.

The Company maintains a primary insurance policy and an excess insurance policy applicable to the Sandoval Litigation, subject to applicable policy terms, limits, retentions, and exclusions, but the excess insurance policy for the relevant policy year was exhausted in its entirety by prior losses, leaving the portion of the loss in excess of the primary policy uninsured. The amount of the proposed settlement in excess of the primary policy totals $13.8 million, which is included in legal settlements expense in the condensed consolidated statements of income. The Company has recorded amounts that management believes are appropriate for this matter, including an accrual reflecting the portion of the proposed settlement not expected to be recoverable under available insurance coverage.

9.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses	$32,569	$40,506
Insurance liability – current portion	31,396	31,396
Accrued interest	19,616	29,943
Accrued legal settlements	16,708	3,032
Accrued property taxes	13,852	13,531
Contract liabilities	3,235	2,805
Finance lease liabilities	1,089	1,089
Other	18,398	14,253
Other accrued liabilities	$136,863	$136,555

10.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Credit Facility:
Term Loan A	$633,750	$637,813
Revolving Line of Credit	434,000	404,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes due 2033	550,000	550,000
Less: unamortized debt issuance costs, discount and premium	(15,957)	(16,846)
	2,526,793	2,499,967
Less: current portion	(32,500)	(28,438)
Long-term debt	$2,494,293	$2,471,529

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Company’s option, either (i) a Secured Overnight Financing Rate (“SOFR”) -based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to the Company’s Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At March 31, 2026, the Company was in compliance with all financial covenants.

During the three months ended March 31, 2026, the Company borrowed $85.0 million on the Revolving Facility and repaid $55.0 million of the balance outstanding.

At March 31, 2026, the Company had $564.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

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

For the three months ended March 31, 2025, the Company borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding prior to February 28, 2025, when the Prior Credit Facility was refinanced in connection with entering into the Credit Facility.

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

11.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At March 31, 2026, the Company operated 17 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 88% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 12 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2025	$117,116
Contributions from noncontrolling partners in joint ventures	67,504
Net income attributable to noncontrolling interests	10,849
Distributions to noncontrolling partners in joint ventures	(3,877)
Balance at December 31, 2025	191,592
Contributions from noncontrolling partners in joint ventures	18,032
Net income attributable to noncontrolling interests	359
Balance at March 31, 2026	$209,983

12.
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

At March 31, 2026, the Company operated 17 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 88% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at March 31, 2026 and December 31, 2025 include total assets of variable interest entities of $1,395.2 million and $1,344.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at March 31, 2026 and December 31, 2025 include total liabilities of variable interest entities of $48.3 million and $49.6 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$145,604	$134,789
Accounts receivable, net	57,500	54,810
Other current assets	24,451	25,106
Total current assets	227,555	214,705
Property and equipment, net	1,042,348	1,011,578
Goodwill	66,337	61,267
Intangible assets, net	47,208	45,318
Operating lease right-of-use assets	11,749	11,934
Total assets	$1,395,197	$1,344,802

Accounts payable	$11,845	$11,798
Accrued salaries and benefits	12,691	17,562
Current portion of operating lease liabilities	718	696
Other accrued liabilities	14,159	10,541
Total current liabilities	39,413	40,597
Operating lease liabilities	8,858	9,044
Total liabilities	$48,271	$49,641

13.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock units and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At March 31, 2026, a maximum of 15,175,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock units and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 2,907,040 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $8.0 million and $8.7 million in equity-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. Stock compensation expense for the three months ended March 31, 2026 and 2025 is impacted by forfeiture adjustments. Stock compensation expense for the three months ended March 31, 2025 was also impacted by performance stock unit adjustments based on actual performance compared to vesting targets. At March 31, 2026, there was $46.9 million of unrecognized compensation expense related to unvested options, restricted stock units and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 year.

The Company recognized a deferred income tax benefit of $2.1 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2025 and 2026 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2025	695,021	$57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(185,610)	55.00
Options outstanding at December 31, 2025	509,411	$58.34
Options granted	1,125,000	11.68
Options exercised	—	—
Options cancelled	(24,380)	61.91
Options outstanding at March 31, 2026	1,610,031	$25.68	8.49	$13,174
Options exercisable at March 31, 2026	434,552	$55.85	$5.26	$—

On January 20, 2026, the Company granted a one-time option award to the Company’s Chief Executive Officer, Debra K. Osteen (the “CEO Award”). The CEO Award will vest in six tranches based on service and the achievement of market conditions, subject to continued employment through January 20, 2027. The various stock price metrics will be achieved when the 30-day volume weighted-average price equals or exceeds the respective price target on any day during the grantee’s employment or during the two years thereafter, subject to certain conditions.

The fair value of the CEO Award was determined using a Monte Carlo simulation. Equity-based compensation expense is recognized on a straight-line basis over the requisite one-year service period. The following table summarizes the grant-date fair value of the CEO Award and the assumptions used to develop the fair value estimates:

March 31, 2026
Weighted average grant-date fair value of options granted under the CEO Award	$7.50
Strike price	$11.68
Expected volatility	42.0%
Dividend yield	0.0%
Expected life (in years)	1.8 - 5.4
Risk free interest rate	4.4% - 4.7%

Since the CEO Award was granted in proximity to the disclosure of Ms. Osteen’s appointment as Chief Executive Officer, management exercised judgment to determine the current price input used in the valuation of the CEO Award, considering the impact of the disclosure of her appointment on the Company’s stock price. The Company’s estimate of expected volatility is based upon the volatility of its stock price over the term of the award. The Company’s expected dividend yield is zero, as the Company has not declared and does not currently intend to declare dividends in the foreseeable future. The expected life is an estimate of the number of years before the market price conditions are satisfied. The risk-free interest rate is the approximate yield per the U.S. constant maturity yield curve corresponding to the remaining term as of the date the market price conditions are satisfied.

Other Stock-Based Awards

Restricted stock unit activity during 2025 and 2026 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	1,145,418	$71.31
Granted	1,556,470	26.86
Cancelled	(482,196)	46.15
Vested	(457,275)	68.13
Unvested at December 31, 2025	1,762,417	$39.76
Granted	55,913	19.19
Cancelled	(229,339)	34.44
Vested	(399,524)	47.43
Unvested at March 31, 2026	1,189,467	$37.25

Performance stock unit activity during 2025 and 2026 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	291,518	$71.47
Granted	228,923	22.81
Performance adjustment	(57,710)	70.33
Cancelled	(146,303)	47.61
Vested	(66,676)	73.96
Unvested at December 31, 2025	249,752	$40.44
Granted	—	—
Performance adjustment	—	—
Cancelled	(89,717)	29.09
Vested	(56,425)	69.61
Unvested at March 31, 2026	103,610	$34.39

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

14.
Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the three months ended March 31, 2026, there were no repurchases under the Share Repurchase Program. During the three months ended March 31, 2025, the Company repurchased 1,602,688 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $47.3 million. As of March 31, 2026, there was $250.0 million of authorization remaining under the Share Repurchase Program.

15.
Transaction, Legal and Other Costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Government investigations	$12,422	$31,011
Termination and restructuring costs	4,962	2,166
Management transition costs	3,913	—
Legal, accounting and other acquisition-related costs	716	(2,105)
Total	$22,013	$31,072

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Management transition costs during the three months ended March 31, 2026, consist primarily of severance benefits incurred with the departure of the Company’s former Chief Executive Officer, Christopher H. Hunter. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively) and legal and settlement costs incurred related to certain litigation not included in government investigations ($0.5 million and $(3.0) million for the three months ended March 31, 2026 and 2025, respectively).

16.
Income Taxes

The provision for income taxes for the three months ended March 31, 2026 and 2025 reflects effective tax rates of 59.3% and 32.7%, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to an increase in nondeductible executive compensation and an increase in valuation allowances against certain state deferred tax assets in the current year.

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

The carrying amounts and fair values of the Credit Facility and the Senior Notes at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Credit Facility	$1,063,994	$1,037,816	$1,063,994	$1,037,816
5.500% Senior Notes due 2028	$447,629	$447,382	$442,034	$443,400
5.000% Senior Notes due 2029	$472,157	$471,946	$458,653	$453,540
7.375% Senior Notes due 2033	$543,013	$542,823	$555,720	$545,537

The Credit Facility and the Senior Notes were categorized as Level 2 in the GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

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

19.
Subsequent Events

See Note 8 – Commitments and Contingencies for a discussion of developments related to the Sandoval Litigation following March 31, 2026.

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
•
our dependence on key management personnel, key executive and local facility management personnel, the failure to attract and retain such personnel, including our Chief Executive Officer and Chief Financial Officer, and the impact of any disruptions from the recent transition of various executives;
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
•
the impact of volatility in the global capital and credit markets, as well as significant developments in macroeconomic and political conditions that are out of our control, including any effects that ongoing global conflicts, tariffs or trade disputes may have on financial markets and macroeconomic conditions;
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
•
the impact of class action and other claims brought against us or our facilities including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations and tort and employee related claims;
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
•
we have experienced, and may in the future experience, cybersecurity incidents that could have an adverse impact on our operations, could result in the unauthorized access or acquisition of data we maintain, and/or could result in disclosures and/or investigations under the laws and regulations regarding information privacy;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with high-quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At March 31, 2026, we operated 275 behavioral healthcare facilities with approximately 12,400 beds in 40 states and Puerto Rico. During the three months ended March 31, 2026, we added 82 beds, consisting of 42 beds added to existing facilities and 40 beds added through the opening of one wholly-owned facility and one joint venture facility with Tufts Medicine. During the three months ended March 31, 2026, we closed four facilities with an aggregate of 251 beds.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Revenue	$828,802	100.0%	$770,505	100.0%
Salaries, wages and benefits	467,040	56.4%	445,271	57.8%
Professional fees	53,197	6.4%	45,707	5.9%
Supplies	29,491	3.6%	28,342	3.7%
Rents and leases	11,733	1.4%	11,656	1.5%
Other operating expenses	131,079	15.8%	114,002	14.8%
Depreciation and amortization	52,426	6.3%	47,032	6.1%
Interest expense, net	38,330	4.6%	29,182	3.8%
Debt extinguishment costs	—	0.0%	1,269	0.2%
Legal settlements expense	13,751	1.7%	3,504	0.5%
Gain on sale of property, net	(1,222)	-0.2%	—	0.0%
Transaction, legal and other costs	22,013	2.7%	31,072	4.0%
Total expenses	817,838	98.7%	757,037	98.3%
Income before income taxes	10,964	1.3%	13,468	1.7%
Provision for income taxes	6,500	0.8%	4,404	0.6%
Net income	4,464	0.5%	9,064	1.2%
Net income attributable to noncontrolling interests	(359)	0.0%	(690)	-0.1%
Net income attributable to Acadia Healthcare Company, Inc.	$4,105	0.5%	$8,374	1.1%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 7.6% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Similar to many other healthcare providers and other industries across the country, we have been navigating a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 40 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three months ended March 31, 2026 compared to the same period in 2025:

Same Facility Results (a)
Revenue growth	7.3%
Patient days growth	1.6%
Admissions growth	6.5%
Average length of stay change (b)	-4.6%
Revenue per patient day growth	5.6%

(a)
Results for the periods presented include facilities we have operated more than one year and exclude certain closed services.
(b)
Average length of stay is defined as patient days divided by admissions.

Same facility results include operating results only for facilities and services operated in both the current and prior year periods. These metrics exclude the operating results associated with facilities under operation for less than one year and facilities acquired during the current or prior year, as well as facilities divested or removed from service, and also exclude general and administrative costs related to our corporate functions. Such costs related to our corporate functions include, amongst others, costs for accounting and finance, information systems, human resources, legal and operational and executive leadership. General and administrative costs directly related to the facilities are included in same facility results. Such costs directly related to our facilities include, amongst others, labor at the facility level, insurance, including property, professional, legal and general liability insurance, hospital supplies, including medication, utilities and food service, and general maintenance costs for the facility. We determine which general and administrative costs to exclude and include in same facility results by ensuring those costs directly associated with facility operations are captured at the facility level for reporting.

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

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenue. Revenue increased $58.3 million, or 7.6%, to $828.8 million for the three months ended March 31, 2026 from $770.5 million for the three months ended March 31, 2025. Same facility revenue increased $55.0 million, or $7.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, resulting from same facility growth in revenue per day of 5.6%; same facility growth in patient days of 1.6%; and same facility growth in admissions of 6.5%. Consistent with same facility revenue growth in 2025, the growth in same facility patient days for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $467.0 million for the three months ended March 31, 2026 compared to $445.3 million for the three months ended March 31, 2025, an increase of $21.7 million. SWB expense included $8.0 million and $8.7 million of equity-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. Excluding equity-based compensation expense, SWB expense was $459.0 million, or 55.4% of revenue, for the three months ended March 31, 2026, compared to $436.6 million, or 56.7% of revenue, for the three months ended March 31, 2025. Same facility SWB expense was $411.0 million for the three months ended March 31, 2026, or 50.5% of revenue, compared to $396.5 million for the three months ended March 31, 2025, or 52.3% of revenue.

Professional fees. Professional fees were $53.2 million for the three months ended March 31, 2026, or 6.4% of revenue, compared to $45.7 million for the three months ended March 31, 2025, or 5.9% of revenue. Same facility professional fees were $44.9 million for the three months ended March 31, 2026, or 5.5% of revenue, compared to $40.2 million for the three months ended March 31, 2025, or 5.3% of revenue.

Supplies. Supplies expense was $29.5 million for the three months ended March 31, 2026, or 3.6% of revenue, compared to $28.3 million for the three months ended March 31, 2025, or 3.7% of revenue. Same facility supplies expense was $28.5 million for the three months ended March 31, 2026, or 3.5% of revenue, compared to $27.6 million for the three months ended March 31, 2025, or 3.6% of revenue.

Rents and leases. Rents and leases were $11.7 million for the three months ended March 31, 2026, or 1.4% of revenue, compared to $11.7 million for the three months ended March 31, 2025, or 1.5% of revenue. Same facility rents and leases were $10.0 million for the three months ended March 31, 2026, or 1.2% of revenue, compared to $10.3 million for the three months ended March 31, 2025, or 1.4% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $131.1 million for the three months ended March 31, 2026, or 15.8% of revenue, compared to $114.0 million for the three months ended March 31, 2025, or 14.8% of revenue. Same facility other operating expenses were $120.0 million for the three months ended March 31, 2026, or 14.7% of revenue, compared to $105.3 million for the three months ended March 31, 2025, or 13.9% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $52.4 million for the three months ended March 31, 2026, or 6.3% of revenue, compared to $47.0 million for the three months ended March 31, 2025, or 6.1% of revenue. The increase in depreciation and amortization was primarily due to the opening of new facilities and expansion of existing facilities.

Interest expense. Interest expense was $38.3 million for the three months ended March 31, 2026 compared to $29.2 million for the three months ended March 31, 2025. The increase in interest expense was primarily the result of increased borrowings.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the three months ended March 31, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements expense. Legal settlements expense was $13.8 million for the three months ended March 31, 2026 related to costs associated with the Sandoval Litigation. Legal settlements expense was $3.5 million for the three months ended March 31, 2025 related to costs associated with the Desert Hills Litigation.

Gain on sale of property, net. Gain on sale of property was $1.2 million for the three months ended March 31, 2026 related to the sale of several closed properties.

Transaction, legal and other costs. Transaction, legal and other costs were $22.0 million for the three months ended March 31, 2026, compared to $31.1 million for the three months ended March 31, 2025. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended March 31,
	2026	2025
Government investigations	$12,422	$31,011
Termination and restructuring costs	4,962	2,166
Management transition costs	3,913	-
Legal, accounting and other acquisition-related costs	716	(2,105)
Total	$22,013	$31,072

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 — Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Management transition costs during the three months ended March 31, 2026, consist primarily of severance benefits incurred with the departure of the Company’s former Chief Executive Officer, Christopher H. Hunter. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively) and legal and settlement costs incurred related to certain litigation not included in government investigations ($0.5 million and $(3.0) million for the three months ended March 31, 2026 and 2025, respectively).

Provision for income taxes. For the three months ended March 31, 2026, the provision for income taxes was $6.5 million, reflecting an effective tax rate of 59.3%, compared to $4.4 million, reflecting an effective tax rate of 32.7%, for the three months ended March 31, 2025. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to an increase in nondeductible executive compensation and an increase in valuation allowances against certain state deferred tax assets in the current year.

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

The following table presents revenue by payor type and as a percentage of revenue for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Commercial	$185,926	22.4%	$192,755	25.0%
Medicare	116,218	14.0%	114,754	14.9%
Medicaid	503,406	60.7%	430,814	55.9%
Self-Pay	14,673	1.8%	18,165	2.4%
Other	8,579	1.1%	14,017	1.8%
Revenue	$828,802	100.0%	$770,505	100.0%

The following tables present a summary of our aging of accounts receivable at March 31, 2026 and December 31, 2025:

March 31, 2026

	Current	30-90	90-150	>150	Total
Commercial	14.6%	4.3%	2.9%	8.9%	30.7%
Medicare	8.3%	2.0%	0.9%	1.7%	12.9%
Medicaid	31.0%	6.9%	3.7%	7.6%	49.2%
Self-Pay	1.3%	1.8%	1.3%	2.8%	7.2%
Total	55.2%	15.0%	8.8%	21.0%	100.0%

December 31, 2025

	Current	30-90	90-150	>150	Total
Commercial	14.7%	4.8%	3.1%	8.2%	30.8%
Medicare	8.6%	1.9%	1.0%	1.5%	13.0%
Medicaid	31.1%	6.9%	4.3%	6.9%	49.2%
Self-Pay	1.3%	1.5%	1.5%	2.7%	7.0%
Total	55.7%	15.1%	9.9%	19.3%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2026 was $61.5 million compared to $11.5 million for the three months ended March 31, 2025. The increase in operating cash flows for the three months ended March 31, 2026 was primarily related to collection of the insurance proceeds for the 2019 Securities Litigation and an increase in funds received from certain state supplemental payment programs, offset by unfavorable changes in working capital and other liabilities. Days sales outstanding at March 31, 2026 was 51 days compared to 49 days at December 31, 2025 due primarily to new facilities that continue to ramp up during the start-up period, as well as identifiable payor delays with targeted actions underway to accelerate collections.

Cash used in investing activities for the three months ended March 31, 2026 was $60.2 million compared to $183.2 million for the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2026 primarily consisted of $76.6 million of cash paid for capital expenditures, offset by $16.4 million of proceeds from sale of property and equipment. Cash paid for capital expenditures for the three months ended March 31, 2026 was $76.6 million, consisting of routine or maintenance capital expenditures of $25.1 million and expansion capital expenditures of $51.5 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 3% of revenue for the three months ended March 31, 2026. Cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $174.6 million of cash paid for capital expenditures and $8.6 million of cash paid for acquisitions. Cash paid for capital expenditures for the three months ended March 31, 2025 was $174.6 million, consisting of routine or maintenance capital expenditures of $22.2 million and expansion capital expenditures of $152.4 million.

Cash provided by financing activities for the three months ended March 31, 2026 was $23.9 million compared to $186.7 million for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2026 consisted of borrowings on revolving credit facility of $85.0 million and contributions from noncontrolling partners in joint ventures of $0.7 million, offset by principal payments on revolving credit facility of $55.0 million, principal payments on long-term debt of $4.1 million and repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $2.7 million. Cash provided by financing activities for the three months ended March 31, 2025 consisted of borrowings on long-term debt of $1,200.0 million and borrowings on revolving credit facility of $760.0 million, offset by principal payments on revolving credit facility of $1,035.0 million, repayment of long term debt of $670.9 million, payment of debt issuance costs of $18.6 million, repurchase of common stock of $46.9 million and repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $1.9 million.

We had total available cash and cash equivalents of $158.5 million and $133.2 million at March 31, 2026 and December 31, 2025, respectively, of which approximately $9.6 million and $8.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, either (i) a SOFR-based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio. In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $8.1 million from June 30, 2026 to March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At March 31, 2026, our Consolidated Total Net Leverage Ratio was 3.9x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the three months ended March 31, 2026, we borrowed $85.0 million on the Revolving Facility and repaid $55.0 million of the balance outstanding.

At March 31, 2026, we had $564.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

Prior Credit Facility

On March 17, 2021, we entered into the Prior Credit Facility, which provided for the Prior Revolving Facility and the Prior Term Loan Facility, each of which was scheduled to mature on March 17, 2026.

For the three months ended March 31, 2025, we borrowed $115.0 million on the Prior Revolving Facility and repaid $485.0 million of the balance outstanding prior to February 28, 2025, when the Prior Credit Facility was refinanced in connection with entering into the Credit Facility.

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

Supplemental Guarantor Financial Information

We conduct all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026. The information presented below as of December 31, 2025 has been revised to correct an immaterial error included in the Supplemental Guarantor Financial Information in Part I, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summarized balance sheet information (in thousands):

	March 31, 2026	December 31, 2025
Current assets	$629,536	$585,902
Property and equipment, net	1,958,308	1,994,863
Goodwill	1,157,060	1,157,060
Total noncurrent assets	3,473,693	3,502,915

Current liabilities	484,896	498,156
Long-term debt	2,494,293	2,471,529
Total noncurrent liabilities	2,746,595	2,716,259
Redeemable noncontrolling interests	—	—
Total equity	871,738	874,402

Summarized operating results information (in thousands):

Three Months Ended March 31, 2026
Revenue	$662,956
Income before income taxes	(846)
Net income	(5,218)
Net income attributable to Acadia Healthcare Company, Inc.	(5,218)

Contractual Obligations

The following table presents a summary of contractual obligations at March 31, 2026 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$182,061	$1,280,707	$1,083,885	$631,124	$3,177,777
Operating lease liabilities (b)	28,552	49,827	36,252	79,499	194,130
Finance lease liabilities	1,089	2,178	2,332	18,128	23,727
Total obligations and commitments	$211,702	$1,332,712	$1,122,469	$728,751	$3,395,634

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at March 31, 2026.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at March 31, 2026 from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at March 31, 2026 was composed of $1,462.8 million of fixed-rate debt and $1,064.0 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at March 31, 2026, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $10.6 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 8 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides our repurchases of shares of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1 - January 31	777	$13.46	—	$250.0
February 1 - February 28	39,461	19.29	—	$250.0
March 1 - March 31	105,065	24.26	—	$250.0
Total	145,303

(a)
There were no shares repurchased during the three months ended March 31, 2026 under the Share Repurchase Program, and there were 145,303 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price of employee stock options.
(b)
We may repurchase up to $300.0 million of our common stock under the Share Repurchase Program announced on February 25, 2025. As of March 31, 2026, $250.0 million remained available for purchase under the Share Repurchase Program. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (2)

10.1	Employment Agreement, dated as of January 19, 2026, by and between Acadia Management Company, LLC and Debra K. Osteen. (3)

10.2	Separation and Release Agreement, dated January 20, 2026, between Acadia Management Company, LLC and Christopher Hunter. (4)

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities. (5)

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

Dated: April 29, 2026