Form 10-Q
period 2026-06-30
Acadia Healthcare Company, Inc.
filed 2026-07-28
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At July 27, 2026, there were 93,100,275 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$171,290	$133,242
Accounts receivable, net	470,750	440,604
Other current assets	203,247	240,293
Total current assets	845,287	814,139
Property and equipment, net	3,089,801	3,111,212
Goodwill	1,303,272	1,296,342
Intangible assets, net	100,186	96,672
Deferred tax assets	2,457	2,528
Operating lease right-of-use assets	138,923	134,005
Other assets	66,399	72,550
Total assets	$5,546,325	$5,527,448

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,500	$28,438
Accounts payable	135,258	150,403
Accrued salaries and benefits	177,525	188,638
Current portion of operating lease liabilities	20,755	21,160
Other accrued liabilities	171,541	136,555
Total current liabilities	537,579	525,194
Long-term debt	2,382,069	2,471,529
Deferred tax liabilities	87,137	66,605
Operating lease liabilities	128,851	121,961
Other liabilities	218,842	201,607
Total liabilities	3,354,478	3,386,896
Redeemable noncontrolling interests	212,725	191,592
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,868,250 and 90,452,483 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	909	905
Additional paid-in capital	2,729,021	2,713,896
Accumulated deficit	(750,808)	(765,841)
Total equity	1,979,122	1,948,960
Total liabilities and equity	$5,546,325	$5,527,448

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenue	$865,839	$869,232	$1,694,641	$1,639,737
Salaries, wages and benefits (including equity-based compensation expense of $10,990, $10,549, $18,946 and $19,226, respectively)	474,095	452,417	941,135	897,688
Professional fees	55,760	49,961	108,957	95,668
Supplies	30,197	28,532	59,688	56,874
Rents and leases	11,844	12,610	23,577	24,266
Other operating expenses	155,747	134,414	286,826	248,416
Depreciation and amortization	50,427	48,995	102,853	96,027
Interest expense, net	38,178	35,138	76,508	64,320
Debt extinguishment costs	—	—	—	1,269
Legal settlements expense	—	—	13,751	3,504
Loss on impairment	7,364	1,452	7,364	1,452
Gain on sale of property, net	(2,359)	(8,715)	(3,581)	(8,715)
Transaction, legal and other costs	22,579	64,425	44,592	95,497
Total expenses	843,832	819,229	1,661,670	1,576,266
Income before income taxes	22,007	50,003	32,971	63,471
Provision for income taxes	9,747	12,067	16,247	16,471
Net income	12,260	37,936	16,724	47,000
Net income attributable to noncontrolling interests	(1,332)	(7,809)	(1,691)	(8,499)
Net income attributable to Acadia Healthcare Company, Inc.	$10,928	$30,127	$15,033	$38,501
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.12	$0.33	$0.17	$0.42
Diluted	$0.12	$0.33	$0.16	$0.42
Weighted-average shares outstanding:
Basic	90,817	90,328	90,675	90,987
Diluted	91,374	90,435	91,205	91,400

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at December 31, 2024	91,775	$918	$2,685,464	$387,333	$3,073,715
Common stock issued under stock incentive plans	217	2	(2)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,936)	—	(1,936)
Repurchase of common stock, including excise tax	(1,603)	(16)	—	(47,256)	(47,272)
Equity-based compensation expense	—	—	8,677	—	8,677
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	8,374	8,374
Balance at March 31, 2025	90,389	904	2,692,203	348,451	3,041,558
Common stock issued under stock incentive plans	109	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,780)	—	(1,780)
Repurchase of common stock, including excise tax	(104)	(1)	—	(3,159)	(3,160)
Equity-based compensation expense	—	—	10,549	—	10,549
Other	—	—	692	—	692
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	30,127	30,127
Balance at June 30, 2025	90,394	904	2,701,663	375,419	3,077,986
Common stock issued under stock incentive plans	38	—	—	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(237)	—	(237)
Repurchase of common stock, including excise tax			—	9	9
Equity-based compensation expense	—	—	6,031	—	6,031
Other	—	—	262	—	262
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	36,246	36,246
Balance at September 30, 2025	90,432	904	2,707,719	411,674	3,120,297
Common stock issued under stock incentive plans	21	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(273)	—	(273)
Repurchase of common stock, including excise tax	—	—	—	4	4
Equity-based compensation expense	—	—	6,451	—	6,451
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(1,177,519)	(1,177,519)
Balance at December 31, 2025	90,453	905	2,713,896	(765,841)	1,948,960
Common stock issued under stock incentive plans	311	3	(3)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,744)	—	(2,744)
Equity-based compensation expense	—	—	7,956	—	7,956
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	4,105	4,105
Balance at March 31, 2026	90,764	908	2,719,105	(761,736)	1,958,277
Common stock issued under stock incentive plans	104	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,063)	—	(1,063)
Equity-based compensation expense	—	—	10,990	—	10,990
Other	—	—	(10)	—	(10)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	10,928	10,928
Balance at June 30, 2026	90,868	$909	$2,729,021	$(750,808)	$1,979,122

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$16,724	$47,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,853	96,027
Amortization of debt issuance costs	2,517	2,278
Equity-based compensation expense	18,946	19,226
Deferred income taxes	20,604	(8,753)
Debt extinguishment costs	—	1,269
Non-cash legal settlements expense	—	3,504
Loss on impairment	7,364	1,452
Gain on sale of property, net	(3,581)	(8,715)
Other	516	1,128
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(30,146)	(42,660)
Other current assets	30,356	(3,797)
Other assets	(572)	(7,684)
Accounts payable and other accrued liabilities	36,195	27,684
Accrued salaries and benefits	(16,631)	(3,940)
Other liabilities	38,453	20,962
Net cash provided by operating activities	223,598	144,981
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,165)
Cash paid for capital expenditures	(115,117)	(342,378)
Proceeds from sale of property and equipment	26,497	16,623
Other	(4,270)	(101)
Net cash used in investing activities	(92,890)	(334,021)
Financing activities:
Borrowings on long-term debt	—	1,200,000
Borrowings on revolving credit facility	85,000	830,000
Principal payments on revolving credit facility	(160,000)	(1,035,000)
Principal payments on long-term debt	(12,188)	(4,063)
Repayment of long-term debt	—	(670,856)
Payment of debt issuance costs	—	(18,615)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(3,807)	(3,716)
Repurchase of common stock	—	(50,034)
Contributions from noncontrolling partners in joint ventures	990	—
Distributions to noncontrolling partners in joint ventures	(2,593)	(1,990)
Cash paid for contingent consideration	—	(1,500)
Other	(62)	(70)
Net cash (used in) provided by financing activities	(92,660)	244,156
Net increase in cash and cash equivalents	38,048	55,116
Cash and cash equivalents at beginning of the period	133,242	76,305
Cash and cash equivalents at end of the period	$171,290	$131,421
Effect of acquisitions:
Assets acquired, excluding cash	$20,760	$19,881
Liabilities assumed	—	(842)
Redeemable noncontrolling interest resulting from an acquisition	(20,760)	(10,874)
Cash paid for acquisitions, net of cash acquired	$—	$8,165

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At June 30, 2026, these subsidiaries operated 279 behavioral healthcare facilities with approximately 12,600 beds in 40 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832): “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”). ASU 2025-10 establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. This guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, makes certain targeted improvements, and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those fiscal years, and may be adopted on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. Early adoption is permitted in any period for which financial statements have not been issued. The Company is currently evaluating the impact of ASU 2025-10 on the Company’s condensed consolidated financial statements.

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

Specialty treatment facilities. Specialty treatment facilities include residential recovery facilities. The Company provides a comprehensive continuum of care for adults with addictive disorders and co-occurring mental disorders. Inpatient, including detoxification and rehabilitation, partial hospitalization and outpatient treatment programs give patients access to the least restrictive level of care.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acute inpatient psychiatric facilities	$494,570	$495,401	$965,223	$907,633
Specialty treatment facilities	133,515	145,755	261,631	282,729
Comprehensive treatment centers	141,180	141,522	281,592	278,507
Residential treatment centers	96,574	86,554	186,195	170,868
Revenue	$865,839	$869,232	$1,694,641	$1,639,737

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. The recognition of revenue under certain state government programs can depend on the timing of the programs’ approval by regulatory authorities. Based on the timing of approval of two such programs, during the three and six months ended June 30, 2026, the Company recognized $22.3 million and $34.0 million, respectively, of revenue which related to services rendered in the year ended December 31, 2025. Based on the timing of approval of one such program in 2025, during the three months ended June 30, 2025, the Company recognized $65.6 million of revenue, $34.4 million of which related to services rendered in the year ended December 31, 2024 and $14.3 million of which related to services rendered in the three months ended March 31, 2025.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and six months ended June 30, 2026 and 2025 was not significant.

The table below presents the Company’s revenue by payor type and as a percentage of revenue (dollars in thousands) and includes an immaterial revision of amounts for the three months ended June 30, 2025, and the six months ended June 30, 2026 and 2025, to correct the classification of certain revenue among payors.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$185,797	21.5%	$204,135	23.5%	$366,653	21.6%	$393,810	24.0%
Medicare	122,286	14.1%	118,904	13.7%	237,981	14.0%	233,445	14.2%
Medicaid	540,225	62.4%	521,382	60.0%	1,048,650	61.9%	955,695	58.3%
Self-Pay	9,507	1.1%	13,174	1.5%	24,754	1.5%	31,131	1.9%
Other	8,024	0.9%	11,637	1.3%	16,603	1.0%	25,656	1.6%
Revenue	$865,839	100.0%	$869,232	100.0%	$1,694,641	100.0%	$1,639,737	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$10,928	$30,127	$15,033	$38,501
Denominator:
Weighted average shares outstanding for basic earnings per share	90,817	90,328	90,675	90,987
Effects of dilutive instruments	557	107	530	413
Shares used in computing diluted earnings per common share	91,374	90,435	91,205	91,400

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.12	$0.33	$0.17	$0.42
Diluted	$0.12	$0.33	$0.16	$0.42

Approximately 2.0 million and 2.2 million shares of restricted stock and shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Approximately 3.1 million and 1.3 million shares of restricted stock and shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

5.
Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Assets held for sale	$52,613	$60,418
Income taxes receivable	49,554	41,886
Prepaid expenses	32,082	47,017
Workers’ compensation deposits – current portion	22,000	18,500
Other receivables	14,011	15,474
Cost report receivable	12,846	8,445
Insurance receivable – current portion	8,332	7,211
Inventory	6,263	5,686
Securities litigation insurance receivable	—	31,538
Other	5,546	4,118
Other current assets	$203,247	$240,293

6.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$231,801	$220,275
Building and improvements	3,145,739	2,873,101
Equipment	539,188	508,188
Construction in progress	267,007	515,380
	4,183,735	4,116,944
Less: accumulated depreciation	(1,093,934)	(1,005,732)
Property and equipment, net	$3,089,801	$3,111,212

During the three and six months ended June 30, 2026, the Company recorded a non-cash property impairment charge of $7.4 million, which is included in loss on impairment in the condensed consolidated statements of income. During the three and six months ended June 30, 2025, the Company recorded a non-cash property impairment charge of $0.6 million, which is included in loss on impairment in the condensed consolidated statements of income.

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $52.6 million and $60.4 million at June 30, 2026 and December 31, 2025, respectively.

7.
Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during 2025 and 2026 are as follows (in thousands):

Balance at January 1, 2025	$2,264,851
Increase from acquisitions	27,691
Decrease from impairment of goodwill	(996,200)
Balance at December 31, 2025	1,296,342
Increase from acquisitions	6,930
Balance at June 30, 2026	$1,303,272

Other Intangible Assets

Other identifiable intangible assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Licenses and accreditations	$11,778	$11,788
Trade names	58,227	54,726
Certificates of need	30,181	30,158
Total	$100,186	$96,672

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

The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The Company recorded an unfavorable actuarial adjustment of $28.6 million to its estimated liability for self-insured professional and general liability claims during the three and six months ended June 30, 2026, relating to the settlement or expected settlement of certain prior year claims. In particular, the unfavorable actuarial adjustment recorded during the three and six months ended June 30, 2026 was driven by higher expected settlement costs for claims related to the policy year ended August 31, 2025. The professional and general liability reserve was $224.7 million at June 30, 2026, of which $50.3 million was included in other accrued liabilities and $174.3 million was included in other long-term liabilities. The professional and general liability reserve was $181.8 million at December 31, 2025, of which $31.4 million was included in other accrued liabilities and $150.4 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $33.3 million at June 30, 2026, of which $8.3 million was included in other current assets and $25.0 million was included in other assets, and such receivable was $28.8 million at December 31, 2025, of which $7.2 million was included in other current assets and $21.6 million was included in other assets.

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

Securities Litigation

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, which was pending in the United States District Court for the Middle District of Tennessee (the “2019 Securities Litigation”). The complaint is brought on behalf of a class consisting of all persons (other than defendants) who purchased securities of the Company between April 30, 2014, and November 15, 2018, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On September 30, 2022, the court entered an order certifying a class consisting of all persons who purchased or otherwise acquired the common stock of the Company between April 30, 2014, and November 15, 2018. On November 24, 2025, the parties entered into a stipulation of settlement of the matter pursuant to which defendants agreed to pay $179.0 million in exchange for a release of liability, $31.5 million of which was eligible for reimbursement under the Company’s insurance coverage, the receivable for which was included in other current assets on the condensed consolidated balance sheet as of December 31, 2025. The Company received the $31.5 million of insurance proceeds during the six months ended June 30, 2026. On April 29, 2026, the court entered an order approving the settlement and dismissing the case with prejudice.

On July 10, 2025, a consolidated class action complaint was filed against the Company and certain former and current officers in the consolidated lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 8, 2020 and February 27, 2025. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Defendants filed a motion to dismiss the consolidated complaint on September 8, 2025. On July 24, 2026, the court issued an order denying the motion to dismiss. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this action.

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

The Company maintains a primary insurance policy and an excess insurance policy applicable to the Sandoval Litigation, subject to applicable policy terms, limits, retentions, and exclusions, but the excess insurance policy for the relevant policy year was exhausted in its entirety by prior losses, leaving the portion of the loss in excess of the primary policy uninsured. The amount of the settlement in excess of the primary policy totals $13.8 million, which is included in legal settlements expense in the condensed consolidated statements of income for the six months ended June 30, 2026. The Company has recorded amounts that management believes are appropriate for this matter, including an accrual reflecting the portion of the proposed settlement not expected to be recoverable under available insurance coverage.

Fashion Valley

On January 18, 2024, a complaint alleging employment-related claims was filed against San Diego Health Alliance, Inc. d/b/a Fashion Valley Comprehensive Treatment Center (“Fashion Valley”), an indirect subsidiary of the Company operating a comprehensive treatment center, in the lawsuit styled Michelle Giaquinta v. San Diego Health Alliance (Case No. 37-2024-00002653) in the Superior Court of San Diego County, California. The complaint was brought by a former employee of Fashion Valley who was terminated in October 2023 and alleged claims of retaliatory termination. Fashion Valley vehemently denied the allegations and asserted the plaintiff was terminated for legitimate reasons.

The case went to trial in late April 2026, and on May 12, 2026, a jury awarded the plaintiff compensatory damages of $35.0 million and punitive damages of $70.0 million. This award far exceeds any reasonable expectation based on precedent for comparable employment cases. The Company, which is not a party to the lawsuit, and Fashion Valley strongly disagree with the verdict and remain confident in Fashion Valley’s legal position based on the underlying facts of the case. Fashion Valley is evaluating all legal options and intends to vigorously challenge the verdict in post-trial motions and, if necessary, on appeal. The Company can make no assurances regarding the ultimate outcome of the case or whether the damages awarded by the jury will ultimately be reduced.

9.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Insurance liability – current portion	$50,339	$31,396
Accrued expenses	34,482	40,506
Accrued interest	29,694	29,943
Accrued legal settlements	24,603	3,032
Accrued property taxes	16,665	13,531
Contract liabilities	3,181	2,805
Finance lease liabilities	1,089	1,089
Other	11,488	14,253
Other accrued liabilities	$171,541	$136,555

10.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Credit Facility:
Term Loan A	$625,625	$637,813
Revolving Line of Credit	329,000	404,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes due 2033	550,000	550,000
Less: unamortized debt issuance costs, discount and premium	(15,056)	(16,846)
	2,414,569	2,499,967
Less: current portion	(32,500)	(28,438)
Long-term debt	$2,382,069	$2,471,529

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at the Company’s option, either (i) a Secured Overnight Financing Rate (“SOFR”) -based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). In addition, an unused fee that varies according to the Company’s Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $8.1 million through March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At June 30, 2026, the Company was in compliance with all financial covenants.

During the six months ended June 30, 2026, the Company borrowed $85.0 million on the Revolving Facility and repaid $160.0 million of the balance outstanding.

At June 30, 2026, the Company had $669.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

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

11.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At June 30, 2026, the Company operated 19 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 90% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 12 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2025	$117,116
Contributions from noncontrolling partners in joint ventures	67,504
Net income attributable to noncontrolling interests	10,849
Distributions to noncontrolling partners in joint ventures	(3,877)
Balance at December 31, 2025	191,592
Contributions from noncontrolling partners in joint ventures	22,035
Net income attributable to noncontrolling interests	1,691
Distributions to noncontrolling partners in joint ventures	(2,593)
Balance at June 30, 2026	$212,725

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

At June 30, 2026, the Company operated 19 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 90% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at June 30, 2026 and December 31, 2025 include total assets of variable interest entities of $1,413.9 million and $1,344.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at June 30, 2026 and December 31, 2025 include total liabilities of variable interest entities of $58.2 million and $49.6 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$155,715	$134,789
Accounts receivable, net	60,192	54,810
Other current assets	21,869	25,106
Total current assets	237,776	214,705
Property and equipment, net	1,047,717	1,011,578
Goodwill	68,197	61,267
Intangible assets, net	48,818	45,318
Operating lease right-of-use assets	11,431	11,934
Total assets	$1,413,939	$1,344,802

Accounts payable	$13,083	$11,798
Accrued salaries and benefits	17,994	17,562
Current portion of operating lease liabilities	784	696
Other accrued liabilities	17,606	10,541
Total current liabilities	49,467	40,597
Operating lease liabilities	8,694	9,044
Total liabilities	$58,161	$49,641

13.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock awards and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At June 30, 2026, a maximum of 18,175,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock awards and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 4,774,690 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $11.0 million and $10.5 million in equity-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $18.9 million and $19.2 million for the six months ended June 30, 2026 and 2025, respectively. Stock compensation expense for the three and six months ended June 30, 2026 and 2025 is impacted by forfeiture adjustments. Stock compensation expense for the six months ended June 30, 2025 is also impacted by performance stock unit adjustments based on actual performance compared to vesting targets. At June 30, 2026, there was $59.8 million of unrecognized compensation expense related to unvested options, restricted stock awards and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

The Company recognized a deferred income tax benefit of $2.9 million for both the three months ended June 30, 2026 and 2025, and $5.1 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2025 and 2026 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2025	695,021	$57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(185,610)	55.00
Options outstanding at December 31, 2025	509,411	58.34
Options granted	1,125,000	11.68
Options exercised	—	—
Options cancelled	(42,605)	63.21
Options outstanding at June 30, 2026	1,591,806	$25.23	8.28	$20,120
Options exercisable at June 30, 2026	672,467	$39.34	6.71	$4,501

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

Other Stock-Based Awards

Restricted stock awards activity during 2025 and 2026 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	1,145,418	$71.31
Granted	1,556,470	26.86
Cancelled	(482,196)	46.15
Vested	(457,275)	68.13
Unvested at December 31, 2025	1,762,417	$39.76
Granted	1,393,679	25.01
Cancelled	(416,530)	31.23
Vested	(524,416)	46.51
Unvested at June 30, 2026	2,215,150	$30.49

Performance stock unit activity during 2025 and 2026 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	291,518	$71.47
Granted	228,923	22.81
Performance adjustment	(57,710)	70.33
Cancelled	(146,303)	47.61
Vested	(66,676)	73.96
Unvested at December 31, 2025	249,752	$40.44
Granted	96,309	27.20
Performance adjustment	—	—
Cancelled	(186,026)	28.11
Vested	(56,425)	69.61
Unvested at June 30, 2026	103,610	$34.39

Restricted stock awards are time-based vesting awards that vest over a period of three or four years and are subject to continuing service of the employee or non-employee director over the ratable vesting periods. The fair values of the restricted stock awards were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date.

Performance stock units are granted to employees and are subject to Company performance compared to pre-established targets. In addition to Company performance, these performance-based stock units are generally subject to the continuing service of the employee during the three-year period covered by the awards. The performance conditions for the performance stock units are based on the Company’s achievement of annually established targets for one- to three-year cumulative diluted earnings per share, adjusted earnings before interest, income taxes, depreciation and amortization, revenue and/or non-financial clinical excellence measurements. The number of shares issuable at the end of the applicable vesting period of performance stock units ranges from 0% to 200% of the targeted units based on the Company’s actual performance compared to the targets.

The fair values of performance stock units were determined based on the closing price of the Company’s common stock on the trading date immediately prior to the grant date for units subject to performance conditions.

14.
Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the three and six months ended June 30, 2026, there were no repurchases under the Share Repurchase Program. During the three and six months ended June 30, 2025, the Company repurchased 103,939 shares and 1,706,625 shares, respectively, of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $3.2 million and $50.4 million, respectively. As of June 30, 2026, there was $250.0 million of authorization remaining under the Share Repurchase Program.

15.
Transaction, Legal and Other Costs

Transaction, legal and other costs represent costs primarily related to legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Government investigations	$7,471	$53,526	$19,893	$84,538
Termination and restructuring costs	5,784	10,074	10,746	12,239
Legal, accounting and other acquisition-related costs	9,324	825	10,040	(1,280)
Management transition costs	—	—	3,913	—
Total	$22,579	$64,425	$44,592	$95,497

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively); legal and settlement costs incurred related to certain litigation not included in government investigations ($9.1 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $9.7 million and $(2.6) million for the six months ended June 30, 2026 and 2025, respectively). Management transition costs during the six months ended June 30, 2026, consist primarily of severance benefits incurred with the departure of the Company’s former Chief Executive Officer, Christopher H. Hunter.

16.
Income Taxes

The provision for income taxes for the three months ended June 30, 2026 and 2025 reflects effective tax rates of 44.3% and 24.1%, respectively, and 49.3% and 26.0% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to an increase in nondeductible legal settlements and an increase in valuation allowances against certain state deferred tax assets in the current year.

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

The carrying amounts and fair values of the Credit Facility and the Senior Notes at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Credit Facility	$951,114	$1,037,816	$951,114	$1,037,816
5.500% Senior Notes due 2028	$447,876	$447,382	$444,607	$443,400
5.000% Senior Notes due 2029	$472,372	$471,946	$464,531	$453,540
7.375% Senior Notes due 2033	$543,207	$542,823	$559,069	$545,537

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
•
the impact of volatility in the global capital and credit markets, as well as significant developments in macroeconomic and political conditions that are out of our control, including any effects that ongoing global conflicts, tariffs, or trade disputes may have on financial markets and macroeconomic conditions;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At June 30, 2026, we operated 279 behavioral healthcare facilities with approximately 12,600 beds in 40 states and Puerto Rico. During the six months ended June 30, 2026, we added 322 beds, consisting of 42 beds added to existing facilities and 280 beds added through the opening of one wholly-owned facility and three joint venture facilities. The three joint venture facilities opened during the six months ended June 30, 2026, were through partnerships with Tufts Medicine, Orlando Heath, and Methodist Jennie Edmundson. During the six months ended June 30, 2026, we opened two CTCs.

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

In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, for state fiscal years beginning after October 1, 2026, while also limiting the structure and application of such assessments. Pursuant to the OBBBA, the U.S. Department of Health and Human Services revised regulations governing state directed payment program arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposed lower caps in Medicaid expansion states, which impacts Medicaid payment rates for services rendered in our hospital facilities. The revised regulations apply to state directed payment programs established on or after July 4, 2025 unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$865,839	100.0%	$869,232	100.0%	$1,694,641	100.0%	$1,639,737	100.0%
Salaries, wages and benefits	474,095	54.8%	452,417	52.0%	941,135	55.6%	897,688	54.7%
Professional fees	55,760	6.4%	49,961	5.7%	108,957	6.4%	95,668	5.8%
Supplies	30,197	3.5%	28,532	3.3%	59,688	3.5%	56,874	3.5%
Rents and leases	11,844	1.4%	12,610	1.5%	23,577	1.4%	24,266	1.5%
Other operating expenses	155,747	18.0%	134,414	15.5%	286,826	16.9%	248,416	15.1%
Depreciation and amortization	50,427	5.8%	48,995	5.6%	102,853	6.1%	96,027	5.9%
Interest expense, net	38,178	4.4%	35,138	4.0%	76,508	4.5%	64,320	3.9%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	1,269	0.1%
Legal settlements expense	—	0.0%	—	0.0%	13,751	0.8%	3,504	0.2%
Loss on impairment	7,364	0.9%	1,452	0.2%	7,364	0.4%	1,452	0.1%
Gain on sale of property, net	(2,359)	-0.3%	(8,715)	-1.0%	(3,581)	-0.2%	(8,715)	-0.5%
Transaction, legal and other costs	22,579	2.6%	64,425	7.4%	44,592	2.6%	95,497	5.8%
Total expenses	843,832	97.5%	819,229	94.2%	1,661,670	98.0%	1,576,266	96.1%
Income before income taxes	22,007	2.5%	50,003	5.8%	32,971	2.0%	63,471	3.9%
Provision for income taxes	9,747	1.1%	12,067	1.4%	16,247	1.0%	16,471	1.0%
Net income	12,260	1.4%	37,936	4.4%	16,724	1.0%	47,000	2.9%
Net income attributable to noncontrolling interests	(1,332)	-0.2%	(7,809)	-0.9%	(1,691)	-0.1%	(8,499)	-0.5%
Net income attributable to Acadia Healthcare Company, Inc.	$10,928	1.3%	$30,127	3.5%	$15,033	0.9%	$38,501	2.3%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 3.3% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Similar to many other healthcare providers and other industries across the country, we have been navigating a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 40 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and six months ended June 30, 2026 compared to the same periods in 2025:

	Three Months Ended	Six Months Ended
Same Facility Results (a)
Revenue growth	-0.1%	3.4%
Patient days growth	0.8%	1.2%
Admissions growth	6.4%	6.5%
Average length of stay change (b)	-5.3%	-5.0%
Revenue per patient day growth	-0.8%	2.2%

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

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenue. Revenue decreased $3.4 million, or 0.4%, to $865.8 million for the three months ended June 30, 2026 from $869.2 million for the three months ended June 30, 2025. The three months ended June 30, 2026, included $22.3 million of revenue from one state government program based on timing of program approval, all of which related to services rendered in prior periods. The three months ended June 30, 2025, included $65.6 million of revenue from one state government program based on timing of program approval, $48.7 million of which related to services rendered in prior periods. Same facility revenue decreased $0.4 million, or 0.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, resulting from same facility decline in revenue per day of 0.8%, partially offset by same facility growth in patient days of 0.8% and same facility growth in admissions of 6.4%. Consistent with same facility revenue growth in 2025, the growth in same facility patient days for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $474.1 million for the three months ended June 30, 2026 compared to $452.4 million for the three months ended June 30, 2025, an increase of $21.7 million. SWB expense included $11.0 million and $10.5 million of equity-based compensation expense for the three months ended June 30, 2026 and 2025, respectively. Excluding equity-based compensation expense, SWB expense was $463.1 million, or 53.5% of revenue, for the three months ended June 30, 2026, compared to $441.9 million, or 50.8% of revenue, for the three months ended June 30, 2025. Same facility SWB expense was $421.2 million for the three months ended June 30, 2026, or 49.2% of revenue, compared to $403.4 million for the three months ended June 30, 2025, or 47.1% of revenue.

Professional fees. Professional fees were $55.8 million for the three months ended June 30, 2026, or 6.4% of revenue, compared to $50.0 million for the three months ended June 30, 2025, or 5.7% of revenue. Same facility professional fees were $48.2 million for the three months ended June 30, 2026, or 5.6% of revenue, compared to $43.8 million for the three months ended June 30, 2025, or 5.1% of revenue.

Supplies. Supplies expense was $30.2 million for the three months ended June 30, 2026, or 3.5% of revenue, compared to $28.5 million for the three months ended June 30, 2025, or 3.3% of revenue. Same facility supplies expense was $29.5 million for the three months ended June 30, 2026, or 3.4% of revenue, compared to $27.9 million for the three months ended June 30, 2025, or 3.3% of revenue.

Rents and leases. Rents and leases were $11.8 million for the three months ended June 30, 2026, or 1.4% of revenue, compared to $12.6 million for the three months ended June 30, 2025, or 1.5% of revenue. Same facility rents and leases were $10.2 million for the three months ended June 30, 2026, or 1.2% of revenue, compared to $11.2 million for the three months ended June 30, 2025, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $155.7 million for the three months ended June 30, 2026, or 18.0% of revenue, compared to $134.4 million for the three months ended June 30, 2025, or 15.5% of revenue. Same facility other operating expenses were $146.3 million for the three months ended June 30, 2026, or 17.1% of revenue, compared to $124.9 million for the three months ended June 30, 2025, or 14.6% of revenue. Other operating expenses for three months ended June 30, 2026 includes an unfavorable adjustment of $28.6 million to our estimated liability for self-insured professional and general liability claims relating to the settlement or expected settlement of certain prior year claims.

Depreciation and amortization. Depreciation and amortization expense was $50.4 million for the three months ended June 30, 2026, or 5.8% of revenue, compared to $49.0 million for the three months ended June 30, 2025, or 5.6% of revenue.

Interest expense. Interest expense was $38.2 million for the three months ended June 30, 2026 compared to $35.1 million for the three months ended June 30, 2025. The increase in interest expense was primarily the result of increased borrowings.

Loss on impairment. During the three months ended June 30, 2026, we recorded non-cash property impairment charges totaling $7.4 million. During the three months ended June 30, 2025, we recorded non-cash property impairment charges totaling $1.5 million.

Gain on sale of property, net. During the three months ended June 30, 2026, we recorded a $2.4 million gain on property sale related to the sale of several closed properties. During the three months ended June 30, 2025, we recorded an $8.7 million gain on property sale related to the sale of a facility.

Transaction, legal and other costs. Transaction, legal and other costs were $22.6 million for the three months ended June 30, 2026, compared to $64.4 million for the three months ended June 30, 2025. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended June 30,
	2026	2025
Legal, accounting and other acquisition-related costs	$9,324	$825
Government investigations	7,471	53,526
Termination and restructuring costs	5,784	10,074
Total	$22,579	$64,425

Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively); and legal and settlement costs incurred related to certain litigation not included in government investigations ($9.1 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively). Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations.

Provision for income taxes. For the three months ended June 30, 2026, the provision for income taxes was $9.7 million, reflecting an effective tax rate of 44.3%, compared to $12.1 million, reflecting an effective tax rate of 24.1%, for the three months ended June 30, 2025. The increase in the effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to an increase in nondeductible legal settlements and an increase in valuation allowances against certain state deferred tax assets in the current year.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenue. Revenue increased $54.9 million, or 3.3%, to $1,694.6 million for the six months ended June 30, 2026 from $1,639.7 million for the six months ended June 30, 2025. The six months ended June 30, 2026, included $34.0 million of revenue from two state government programs based on timing of program approval, all of which related to services rendered in prior periods. The six months ended June 30, 2025, included $65.6 million of revenue from one state government program based on timing of program approval, $34.4 million of which related to services rendered in prior periods. Same facility revenue increased $54.6 million, or 3.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, resulting from same facility growth in revenue per day of 2.2%, same facility growth in patient days of 1.2%, and same facility growth in admissions of 6.5%. Consistent with same facility revenue growth in 2025, the growth in same facility patient days for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $941.1 million for the six months ended June 30, 2026 compared to $897.7 million for the six months ended June 30, 2025, an increase of $43.4 million. SWB expense included $18.9 million and $19.2 million of equity-based compensation expense for the six months ended June 30, 2026 and 2025. Excluding equity-based compensation expense, SWB expense was $922.2 million, or 54.4% of revenue, for the six months ended June 30, 2026, compared to $878.5 million, or 53.6% of revenue, for the six months ended June 30, 2025. Same facility SWB expense was $832.1 million for the six months ended June 30, 2026, or 49.8% of revenue, compared to $799.9 million for the six months ended June 30, 2025, or 49.5% of revenue.

Professional fees. Professional fees were $109.0 million for the six months ended June 30, 2026, or 6.4% of revenue, compared to $95.7 million for the six months ended June 30, 2025, or 5.8% of revenue. Same facility professional fees were $93.1 million for the six months ended June 30, 2026, or 5.6% of revenue, compared to $84.1 million for the six months ended June 30, 2025, or 5.2% of revenue.

Supplies. Supplies expense was $59.7 million for the six months ended June 30, 2026, or 3.5% of revenue, compared to $56.9 million for the six months ended June 30, 2025, or 3.5% of revenue. Same facility supplies expense was $58.0 million for the six months ended June 30, 2026, or 3.5% of revenue, compared to $55.6 million for the six months ended June 30, 2025, or 3.4% of revenue.

Rents and leases. Rents and leases were $23.6 million for the six months ended June 30, 2026, or 1.4% of revenue, compared to $24.3 million for the six months ended June 30, 2025, or 1.5% of revenue. Same facility rents and leases were $20.2 million for the six months ended June 30, 2026, or 1.2% of revenue, compared to $21.5 million for the six months ended June 30, 2025, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $286.8 million for the six months ended June 30, 2026, or 16.9% of revenue, compared to $248.4 million for the six months ended June 30, 2025, or 15.1% of revenue. Same facility other operating expenses were $265.9 million for the six months ended June 30, 2026, or 15.9% of revenue, compared to $230.1 million for the six months ended June 30, 2025, or 14.2% of revenue. Other operating expenses for six months ended June 30, 2026 includes an unfavorable adjustment of $28.6 million to our estimated liability for self-insured professional and general liability claims relating to the settlement or expected settlement of certain prior year claims.

Depreciation and amortization. Depreciation and amortization expense was $102.9 million for the six months ended June 30, 2026, or 6.1% of revenue, compared to $96.0 million for the six months ended June 30, 2025, or 5.9% of revenue.

Interest expense. Interest expense was $76.5 million for the six months ended June 30, 2026 compared to $64.3 million for the six months ended June 30, 2025. The increase in interest expense was primarily the result of increased borrowings.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the six months ended June 30, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements expense. Legal settlements expense was $13.8 million for the six months ended June 30, 2026 related to costs associated with the Sandoval Litigation. Legal settlements expense was $3.5 million for the six months ended June 30, 2025 related to costs associated with the Desert Hills Litigation.

Loss on impairment. During the six months ended June 30, 2026, we recorded non-cash property impairment charges totaling $7.4 million. During the six months ended June 30, 2025, we recorded non-cash property impairment charges of $1.5 million.

Gain on sale of property, net. During the six months ended June 30, 2026, we recorded a $3.6 million gain on property sale related to the sale of several closed properties. During the six months ended June 30, 2025, we recorded an $8.7 million gain on property sale related to the sale of a facility.

Transaction, legal and other costs. Transaction, legal and other costs were $44.6 million for the six months ended June 30, 2026, compared to $95.5 million for the six months ended June 30, 2025. Transaction, legal and other costs represent legal, accounting, government investigation, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Six Months Ended June 30,
	2026	2025
Government investigations	$19,893	$84,538
Termination and restructuring costs	10,746	12,239
Legal, accounting and other acquisition-related costs	10,040	(1,280)
Management transition costs	3,913	—
Total	$44,592	$95,497

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.3 million and $1.3 million for six months ended June 30, 2026 and 2025, respectively); and legal and settlement costs incurred related to certain litigation not included in government investigations ($9.7 million and $(2.6) million for the six months ended June 30, 2026 and 2025, respectively). Management transition costs during the six months ended June 30, 2026, consist primarily of severance benefits incurred with the departure of the Company’s former Chief Executive Officer, Christopher H. Hunter.

Provision for income taxes. For the six months ended June 30, 2026, the provision for income taxes was $16.2 million, reflecting an effective tax rate of 49.3%, compared to $16.5 million, reflecting an effective tax rate of 26.0%, for the six months ended June 30, 2025. The increase in the effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to an increase in nondeductible legal settlements and an increase in valuation allowances against certain state deferred tax assets in the current year.

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

The table below presents revenue by payor type and as a percentage of revenue (dollars in thousands) and includes an immaterial revision of amounts for the three months ended June 30, 2025, and the six months ended June 30, 2026 and 2025, to correct the classification of certain revenue among payors.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$185,797	21.5%	$204,135	23.5%	$366,653	21.6%	$393,810	24.0%
Medicare	122,286	14.1%	118,904	13.7%	237,981	14.0%	233,445	14.2%
Medicaid	540,225	62.4%	521,382	60.0%	1,048,650	61.9%	955,695	58.3%
Self-Pay	9,507	1.1%	13,174	1.5%	24,754	1.5%	31,131	1.9%
Other	8,024	0.9%	11,637	1.3%	16,603	1.0%	25,656	1.6%
Revenue	$865,839	100.0%	$869,232	100.0%	$1,694,641	100.0%	$1,639,737	100.0%

The following tables present a summary of our aging of accounts receivable at June 30, 2026 and December 31, 2025:

June 30, 2026

	Current	30-90	90-150	>150	Total
Commercial	14.0%	4.0%	2.7%	9.5%	30.2%
Medicare	8.3%	1.6%	0.7%	2.0%	12.6%
Medicaid	30.7%	5.8%	4.2%	8.1%	48.8%
Self-Pay	1.2%	1.8%	1.8%	3.5%	8.3%
Other	0.0%	0.0%	0.0%	0.1%	0.1%
Total	54.2%	13.2%	9.4%	23.2%	100.0%

December 31, 2025

	Current	30-90	90-150	>150	Total
Commercial	14.7%	4.8%	3.1%	8.2%	30.8%
Medicare	8.6%	1.9%	1.0%	1.5%	13.0%
Medicaid	31.1%	6.9%	4.3%	6.9%	49.2%
Self-Pay	1.3%	1.5%	1.5%	2.7%	7.0%
Total	55.7%	15.1%	9.9%	19.3%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2026 was $223.6 million compared to $145.0 million for the six months ended June 30, 2025. The increase in operating cash flows for the six months ended June 30, 2026 was primarily related to collection of the insurance proceeds for the 2019 Securities Litigation, an increase in funds received from certain state supplemental payment programs and favorable changes in working capital and other liabilities. Days sales outstanding were 49 days at both June 30, 2026 and December 31, 2025.

Cash used in investing activities for the six months ended June 30, 2026 was $92.9 million compared to $334.0 million for the six months ended June 30, 2025. Cash used in investing activities for the six months ended June 30, 2026 primarily consisted of $115.1 million of cash paid for capital expenditures and $4.3 million of other, offset by $26.5 million of proceeds from the sale of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2026 was $115.1 million, consisting of routine or maintenance capital expenditures of $34.9 million and expansion capital expenditures of $80.2 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 2% of revenue for the six months ended June 30, 2026. Cash used in investing activities for the six months ended June 30, 2025 primarily consisted of $342.4 million of cash paid for capital expenditures, $8.2 million of cash paid for acquisitions and $0.1 million of other, offset by $16.6 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the six months ended June 30, 2025 was $342.4 million, consisting of routine or maintenance capital expenditures of $51.2 million and expansion capital expenditures of $291.2 million.

Cash used in financing activities for the six months ended June 30, 2026 was $92.7 million compared to cash provided by financing activities of $244.2 million for the six months ended June 30, 2025. Cash used in financing activities for the six months ended June 30, 2026 consisted of principal payments on revolving credit facility of $160.0 million, principal payments on long-term debt of $12.2 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $3.8 million, distributions to noncontrolling partners in joint ventures of $2.6 million and $0.1 million of other, offset by borrowings on revolving credit facility of $85.0 million and contributions from noncontrolling partners in joint ventures of $1.0 million. Cash provided by financing activities for the six months ended June 30, 2025 consisted of borrowings on long-term debt of $1,200.0 million and borrowings on revolving credit facility of $830.0 million, offset by principal payments on revolving credit facility of $1,035.0 million, repayment of long-term debt of $670.9 million, repurchase of common stock of $50.0 million, payment of debt issuance costs of $18.6 million, principal payments on long-term debt of $4.1 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $3.7 million, distributions to noncontrolling partners in joint ventures of $2.0 million, cash paid for contingent consideration of $1.5 million and $0.1 million of other.

We had total available cash and cash equivalents of $171.3 million and $133.2 million at June 30, 2026 and December 31, 2025, respectively, of which approximately $12.4 million and $8.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

Borrowings under the Credit Agreement bear interest at a floating rate equal to, at our option, either (i) a SOFR-based rate plus a margin ranging from 1.375% to 2.250% or (ii) a base rate plus a margin ranging from 0.375% to 1.250%, in each case, depending on our Consolidated Total Net Leverage Ratio. In addition, an unused fee that varies according to our Consolidated Total Net Leverage Ratio ranging from 0.200% to 0.350% is payable quarterly in arrears based on the average daily undrawn portion of the commitments in respect of the Revolving Facility. The Term Loan Facility requires quarterly principal repayments of $8.1 million through March 31, 2028, $12.2 million from June 30, 2028 to March 31, 2029 and $16.3 million from June 30, 2029 to December 31, 2029, with the remaining outstanding principal balance of the Term Loan Facility due on the maturity date of February 28, 2030.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At June 30, 2026, our Consolidated Total Net Leverage Ratio was 4.1x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the six months ended June 30, 2026, we borrowed $85.0 million on the Revolving Facility and repaid $160.0 million of the balance outstanding.

At June 30, 2026, we had $669.8 million of availability under the Revolving Facility and had standby letters of credit outstanding of $1.2 million related to security for multiple development projects.

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

Supplemental Guarantor Financial Information

We conduct all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at June 30, 2026 and December 31, 2025, and for the six months ended June 30, 2026. The information presented below as of December 31, 2025 has been revised to correct an immaterial error included in the Supplemental Guarantor Financial Information in Part I, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summarized balance sheet information (in thousands):

	June 30, 2026	December 31, 2025
Current assets	$624,556	$585,902
Property and equipment, net	1,937,185	1,994,863
Goodwill	1,157,060	1,157,060
Total noncurrent assets	3,457,441	3,502,915

Current liabilities	531,661	498,156
Long-term debt	2,382,069	2,471,529
Total noncurrent liabilities	2,631,749	2,716,259
Redeemable noncontrolling interests	—	—
Total equity	918,586	874,402

Summarized operating results information (in thousands):

Six Months Ended June 30, 2026
Revenue	$1,353,949
Income before income taxes	5,193
Net income	(4,259)
Net income attributable to Acadia Healthcare Company, Inc.	(4,259)

Contractual Obligations

The following table presents a summary of contractual obligations at June 30, 2026 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$175,636	$1,263,540	$945,109	$620,985	$3,005,270
Operating lease liabilities (b)	29,914	52,435	38,548	85,806	206,703
Finance lease liabilities	1,089	2,178	2,360	17,829	23,456
Total obligations and commitments	$206,639	$1,318,153	$986,017	$724,620	$3,235,429

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at June 30, 2026.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at June 30, 2026 from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at June 30, 2026 was composed of $1,463.5 million of fixed-rate debt and $951.1 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at June 30, 2026, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $9.5 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides our repurchases of shares of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
April 1 - April 30	2,629	$26.01	—	$250.0
May 1 - May 31	12,687	$26.44	—	$250.0
June 1 - June 30	4,815	$24.62	—	$250.0
Total	20,131

(a)
There were no shares repurchased during the three months ended June 30, 2026 under the Share Repurchase Program, and there were 20,131 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price of employee stock options.
(b)
We may repurchase up to $300.0 million of our common stock under the Share Repurchase Program announced on February 25, 2025. As of June 30, 2026, $250.0 million remained available for purchase under the Share Repurchase Program. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws of the Company, as amended. (2)

10.1	Employment Agreement, dated as of April 27, 2026, by and between Acadia Management Company, LLC and David M. Duckworth. (3)

10.2*	Second Amendment to Employment Agreement, dated as of April 10, 2026, by and between Acadia Management Company, LLC and Brian Farley.

10.3*	Cash Retention Award Agreement, dated as of May 4, 2026, by and between Acadia Management Company, LLC and Brian Farley.

10.4	Second Amendment, effective May 6, 2026, to the Acadia Healthcare Company, Inc. Incentive Compensation Plan. (4)

22*	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(3)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed April 23, 2026 (File No. 001-35331).
(4)
Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on March 25, 2026 (File No. 001-35331).

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
Interim Chief Financial Officer

Dated: July 28, 2026