Form 10-Q
period 2026-09-30
Acadia Healthcare Company, Inc.
filed 2026-11-04
CIK 1520697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At November 3, 2026, there were 92,966,685 shares of the registrant’s common stock outstanding.

ACADIA HEALTHCARE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Acadia Healthcare Company, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$163,307	$133,242
Accounts receivable, net	501,385	440,604
Other current assets	216,624	240,293
Total current assets	881,316	814,139
Property and equipment, net	3,048,638	3,111,212
Goodwill	1,315,642	1,296,342
Intangible assets, net	100,189	96,672
Deferred tax assets	2,422	2,528
Operating lease right-of-use assets	139,142	134,005
Other assets	67,241	72,550
Total assets	$5,554,590	$5,527,448

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,500	$28,438
Accounts payable	138,557	150,403
Accrued salaries and benefits	184,392	188,638
Current portion of operating lease liabilities	21,739	21,160
Other accrued liabilities	174,842	136,555
Total current liabilities	552,030	525,194
Long-term debt	2,319,859	2,471,529
Deferred tax liabilities	93,639	66,605
Operating lease liabilities	129,547	121,961
Other liabilities	207,147	201,607
Total liabilities	3,302,222	3,386,896
Redeemable noncontrolling interests	229,876	191,592
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 90,911,838 and 90,452,843 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	909	905
Additional paid-in capital	2,737,905	2,713,896
Accumulated deficit	(716,322)	(765,841)
Total equity	2,022,492	1,948,960
Total liabilities and equity	$5,554,590	$5,527,448

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenue	$895,309	$851,573	$2,589,950	$2,491,310
Salaries, wages and benefits (including equity-based compensation expense of $9,246, $6,031, $28,192 and $25,257, respectively)	490,267	462,169	1,431,402	1,359,857
Professional fees	58,664	51,478	167,621	147,146
Supplies	31,504	30,412	91,192	87,286
Rents and leases	11,933	11,736	35,510	36,002
Other operating expenses	135,738	128,787	422,564	377,203
Depreciation and amortization	53,134	47,468	155,987	143,495
Interest expense, net	37,278	36,619	113,786	100,939
Debt extinguishment costs	—	—	—	1,269
Legal settlements (gain) expense	(7,151)	—	6,600	3,504
Loss on impairment	3,546	—	10,910	1,452
Loss (gain) on sale of property	189	—	(3,392)	(8,715)
Transaction, legal and other costs	23,739	42,919	68,331	138,416
Total expenses	838,841	811,588	2,500,511	2,387,854
Income before income taxes	56,468	39,985	89,439	103,456
Provision for income taxes	17,818	1,668	34,065	18,139
Net income	38,650	38,317	55,374	85,317
Net income attributable to noncontrolling interests	(4,164)	(2,071)	(5,855)	(10,570)
Net income attributable to Acadia Healthcare Company, Inc.	$34,486	$36,246	$49,519	$74,747
Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.38	$0.40	$0.55	$0.82
Diluted	$0.38	$0.40	$0.54	$0.82
Weighted-average shares outstanding:
Basic	90,888	90,414	90,747	90,794
Diluted	91,746	90,584	91,452	91,255

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at December 31, 2024	91,775	$918	$2,685,464	$387,333	$3,073,715
Common stock issued under stock incentive plans	217	2	(2)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,936)	—	(1,936)
Repurchase of common stock, including excise tax	(1,603)	(16)	—	(47,256)	(47,272)
Equity-based compensation expense	—	—	8,677	—	8,677
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	8,374	8,374
Balance at March 31, 2025	90,389	904	2,692,203	348,451	3,041,558
Common stock issued under stock incentive plans	109	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,780)	—	(1,780)
Repurchase of common stock, including excise tax	(104)	(1)	—	(3,159)	(3,160)
Equity-based compensation expense	—	—	10,549	—	10,549
Other	—	—	692	—	692
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	30,127	30,127
Balance at June 30, 2025	90,394	904	2,701,663	375,419	3,077,986
Common stock issued under stock incentive plans	38	—	—	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(237)	—	(237)
Repurchase of common stock, including excise tax	—	—	—	9	9
Equity-based compensation expense	—	—	6,031	—	6,031
Other	—	—	262	—	262
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	36,246	36,246
Balance at September 30, 2025	90,432	904	2,707,719	411,674	3,120,297
Common stock issued under stock incentive plans	21	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(273)	—	(273)
Repurchase of common stock, including excise tax	—	—	—	4	4
Equity-based compensation expense	—	—	6,451	—	6,451
Net loss attributable to Acadia Healthcare Company, Inc.	—	—	—	(1,177,519)	(1,177,519)
Balance at December 31, 2025	90,453	905	2,713,896	(765,841)	1,948,960
Common stock issued under stock incentive plans	311	3	(3)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(2,744)	—	(2,744)
Equity-based compensation expense	—	—	7,956	—	7,956
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	4,105	4,105
Balance at March 31, 2026	90,764	908	2,719,105	(761,736)	1,958,277
Common stock issued under stock incentive plans	104	1	(1)	—	—
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(1,063)	—	(1,063)
Equity-based compensation expense	—	—	10,990	—	10,990
Other	—	—	(10)	—	(10)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	10,928	10,928
Balance at June 30, 2026	90,868	909	2,729,021	(750,808)	1,979,122
Common stock issued under stock incentive plans	44	—	70	—	70
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	—	—	(413)	—	(413)
Equity-based compensation expense	—	—	9,246	—	9,246
Other	—	—	(19)	—	(19)
Net income attributable to Acadia Healthcare Company, Inc.	—	—	—	34,486	34,486
Balance at September 30, 2026	90,912	$909	$2,737,905	$(716,322)	$2,022,492

See accompanying notes.

Acadia Healthcare Company, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$55,374	$85,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,987	143,495
Amortization of debt issuance costs	3,796	3,513
Equity-based compensation expense	28,192	25,257
Deferred income taxes	27,141	3,309
Debt extinguishment costs	—	1,269
Non-cash legal settlements expense	—	3,504
Loss on impairment	10,910	1,452
Loss (gain) on sale of property	(3,392)	(8,715)
Other	639	1,907
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(60,781)	(64,958)
Other current assets	43,992	(17,590)
Other assets	(1,976)	(10,865)
Accounts payable and other accrued liabilities	36,311	33,584
Accrued salaries and benefits	(10,138)	5,158
Other liabilities	35,426	12,554
Net cash provided by operating activities	321,481	218,191
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,165)
Cash paid for capital expenditures	(165,860)	(478,617)
Proceeds from sale of property and equipment	33,901	23,151
Other	(3,439)	(145)
Net cash used in investing activities	(135,398)	(463,776)
Financing activities:
Borrowings on long-term debt	—	1,200,000
Borrowings on revolving credit facility	85,000	875,000
Principal payments on revolving credit facility	(215,000)	(1,035,000)
Principal payments on long-term debt	(20,313)	(8,125)
Repayment of long-term debt	—	(670,856)
Payment of debt issuance costs	—	(18,615)
Repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises	(4,150)	(3,953)
Repurchase of common stock	—	(50,034)
Contributions from noncontrolling partners in joint ventures	2,759	5,000
Distributions to noncontrolling partners in joint ventures	(4,207)	(3,877)
Cash paid for contingent consideration	—	(1,500)
Other	(107)	(67)
Net cash (used in) provided by financing activities	(156,018)	287,973
Net increase in cash and cash equivalents	30,065	42,388
Cash and cash equivalents at beginning of the period	133,242	76,305
Cash and cash equivalents at end of the period	$163,307	$118,693
Effect of acquisitions:
Assets acquired, excluding cash	$33,591	$36,715
Liabilities assumed	—	(1,193)
Redeemable noncontrolling interest resulting from an acquisition	(33,591)	(27,357)
Cash paid for acquisitions, net of cash acquired	$—	$8,165

See accompanying notes.

Acadia Healthcare Company, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

1.
Description of Business and Basis of Presentation

Description of Business

Unless the context otherwise requires, all references herein to “Acadia,” “the Company,” “we,” “us” or “our” mean Acadia Healthcare Company, Inc. and its consolidated subsidiaries. Acadia Healthcare Company, Inc. is a holding company whose direct and indirect subsidiaries own and operate acute inpatient psychiatric facilities, specialty treatment facilities, comprehensive treatment centers (“CTCs”), residential treatment centers and facilities providing outpatient behavioral healthcare services to serve the behavioral healthcare and recovery needs of communities throughout the United States (the “U.S.”) and Puerto Rico. At September 30, 2026, these subsidiaries operated 280 behavioral healthcare facilities with approximately 12,800 beds in 40 states and Puerto Rico. The terms “facilities,” “centers,” “clinics,” and “hospitals” refer to entities owned, operated, or managed by subsidiaries of Acadia Healthcare Company, Inc. References herein to “employees” refer to employees of subsidiaries of Acadia Healthcare Company, Inc.

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

The Company’s facilities and services provided by the facilities can generally be classified into the following categories: acute inpatient psychiatric facilities, specialty treatment facilities, CTCs and residential treatment centers.

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

The table below presents total revenue attributed to each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acute inpatient psychiatric facilities	$524,821	$471,455	$1,490,044	$1,379,088
Specialty treatment facilities	136,006	148,153	397,637	430,882
Comprehensive treatment centers	141,138	144,506	422,730	423,013
Residential treatment centers	93,344	87,459	279,539	258,327
Revenue	$895,309	$851,573	$2,589,950	$2,491,310

The Company receives payments from the following sources for services rendered in its facilities: (i) state governments under their respective Medicaid and other programs; (ii) commercial insurers; (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”) and other programs; and (iv) individual patients and clients. The recognition of revenue under certain state government programs can depend on the timing of the programs’ approval by regulatory authorities. Based on the timing of approval of two such programs, during the nine months ended September 30, 2026, the Company recognized $34.0 million of revenue which related to services rendered in the year ended December 31, 2025. Based on the timing of approval of one such program in 2025, during the nine months ended September 30, 2025, the Company recognized $65.6 million of revenue, $34.4 million of which related to services rendered in the year ended December 31, 2024.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Most of the Company’s facilities have contracts containing variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of other operating expenses in the condensed consolidated statements of income. Bad debt expense for the three and nine months ended September 30, 2026 and 2025 was not significant.

The table below presents the Company’s revenue by payor type and as a percentage of revenue (dollars in thousands) and includes an immaterial revision of amounts for the three months ended September 30, 2025, and the nine months ended September 30, 2026 and 2025, to correct the classification of certain revenue among payors.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$187,450	20.9%	$208,536	24.5%	$554,103	21.4%	$602,346	24.2%
Medicare	132,689	14.8%	125,375	14.7%	370,671	14.3%	358,820	14.4%
Medicaid	551,422	61.6%	486,976	57.2%	1,600,071	61.8%	1,442,671	57.9%
Self-Pay	16,352	1.8%	18,514	2.2%	41,106	1.6%	49,645	2.0%
Other	7,396	0.9%	12,172	1.4%	23,999	0.9%	37,828	1.5%
Revenue	$895,309	100.0%	$851,573	100.0%	$2,589,950	100.0%	$2,491,310	100.0%

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Acadia Healthcare Company, Inc.	$34,486	$36,246	$49,519	$74,747
Denominator:
Weighted average shares outstanding for basic earnings per share	90,888	90,414	90,747	90,794
Effects of dilutive instruments	858	170	705	461
Shares used in computing diluted earnings per common share	91,746	90,584	91,452	91,255

Earnings per share attributable to Acadia Healthcare Company, Inc. stockholders:
Basic	$0.38	$0.40	$0.55	$0.82
Diluted	$0.38	$0.40	$0.54	$0.82

Approximately 1.3 million and 2.0 million shares of restricted stock and shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Approximately 1.5 million and 1.2 million shares of restricted stock and shares of common stock issuable upon exercise of certain outstanding stock option awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

5.
Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Assets held for sale	$71,202	$60,418
Prepaid expenses	51,104	47,017
Income taxes receivable	39,118	41,886
Workers’ compensation deposits – current portion	22,200	18,500
Other receivables	17,553	15,474
Inventory	6,248	5,686
Cost report receivable	3,308	8,445
Insurance receivable – current portion	222	7,211
Securities litigation insurance receivable	—	31,538
Other	5,669	4,118
Other current assets	$216,624	$240,293

6.
Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$240,802	$220,275
Building and improvements	3,237,491	2,873,101
Equipment	559,293	508,188
Construction in progress	154,146	515,380
	4,191,732	4,116,944
Less: accumulated depreciation	(1,143,094)	(1,005,732)
Property and equipment, net	$3,048,638	$3,111,212

During the three and nine months ended September 30, 2026, the Company recorded non-cash property impairment charges of $2.4 million and $9.8 million, respectively, as well as non-cash operating lease right-of-use asset impairment charges of $1.1 million, which are included in loss on impairment in the condensed consolidated statements of income. During the nine months ended September 30, 2025, the Company recorded a non-cash property impairment charge of $0.6 million, which is included in loss on impairment in the condensed consolidated statements of income.

The Company has recorded assets held for sale within other current assets on the condensed consolidated balance sheets for closed properties actively marketed of $71.2 million and $60.4 million at September 30, 2026 and December 31, 2025, respectively.

7.
Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during 2025 and 2026 are as follows (in thousands):

Balance at January 1, 2025	$2,264,851
Increase from acquisitions	27,691
Decrease from impairment of goodwill	(996,200)
Balance at December 31, 2025	1,296,342
Increase from acquisitions	19,300
Balance at September 30, 2026	$1,315,642

Other Intangible Assets

Other identifiable intangible assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Licenses and accreditations	$11,778	$11,788
Trade names	58,227	54,726
Certificates of need	30,184	30,158
Total	$100,189	$96,672

All of the Company’s definite-lived intangible assets are fully amortized. The Company’s licenses and accreditations, trade names and certificates of need have indefinite lives and are, therefore, not subject to amortization.

8.
Commitments and Contingencies

Professional and General Liability

The Company is subject to medical malpractice and other lawsuits due to the nature of the services the Company provides. A portion of the Company’s professional liability risks are insured through a wholly-owned insurance subsidiary providing coverage for up to $15.0 million per claim and $25.0 million for certain batched claims. The Company has obtained reinsurance coverage from third parties to cover claims in excess of those limits. The reinsurance policy has a coverage limit of $75.0 million in the aggregate, with exclusions for certain types of incidents. The Company’s reinsurance receivables are recognized consistent with the related liabilities and include known claims and any incurred but not reported claims that are covered by current insurance policies in place.

The reserve for professional and general liability risks was estimated based on historical claims, prior settlements and judgments, industry trends, severity factors, and other actuarial assumptions. The estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The Company recorded an unfavorable actuarial adjustment of $28.6 million to its estimated liability for self-insured professional and general liability claims during the three months ended June 30, 2026, primarily due to increased expected settlement costs associated with claims arising under the policy year ended August 31, 2025. The professional and general liability reserve was $214.7 million at September 30, 2026, of which $50.3 million was included in other accrued liabilities and $164.4 million was included in other long-term liabilities. The professional and general liability reserve was $181.8 million at December 31, 2025, of which $31.4 million was included in other accrued liabilities and $150.4 million was included in other long-term liabilities. The Company estimates receivables for the portion of professional and general liability reserves that are recoverable under the Company’s insurance policies. Such receivable was $25.2 million at September 30, 2026, of which $0.2 million was included in other current assets and $25.0 million was included in other assets. Such receivable was $28.8 million at December 31, 2025, of which $7.2 million was included in other current assets and $21.6 million was included in other assets.

Legal Proceedings

The Company is, from time to time, subject to various claims, lawsuits, governmental investigations, regulatory actions and other legal and administrative proceedings, including claims for damages for personal injuries, medical malpractice, overpayments, breach of contract, securities law violations, and tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance. In addition, healthcare companies are subject to numerous investigations by various governmental agencies. Certain of the Company’s individual facilities have received, and from time to time, the Company's facilities may receive, subpoenas, civil investigative demands, audit requests, and other inquiries from, and may be subject to investigation by, federal and state agencies. These investigations can result in repayment obligations, and violations of law can result in substantial monetary penalties and fines, the imposition of a corporate integrity agreement, and exclusion from participation in governmental health programs. In addition, the federal False Claims Act permits private parties to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

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

On October 30, 2023, the Company and Desert Hills entered into settlement agreements in connection with the Inman Litigation, as well as two other related cases: Rael v. Garcia, et al., Case No. D-117-CV-2019-00135 and Endicott-Quinones v. Garcia, et al., Case No. D-117-CV-2019-00137 (together with the Inman Litigation, the “Cases”).

The settlement agreements for the Cases were approved by the District Court in December 2023 and fully resolve each of the Cases with no admission of liability or wrongdoing by either the Company or Desert Hills. On January 19, 2024, pursuant to the terms of the settlement agreements, the Company paid an aggregate amount of $400.0 million in exchange for the release and discharge of all claims arising from, relating to, concerning, or with respect to all harm, injuries, or damages asserted in the Cases or that may be asserted in the future by the plaintiffs in the Cases.

On January 30, 2024, a sixth lawsuit styled CNRAG, Inc. as Legal Guardian of A.C. v. Garcia, et al., Case No. D-117-CV-2024-00045 was filed in the District Court alleging similar claims as the previous five lawsuits in the Desert Hills Litigation. The ward in this sixth lawsuit was referenced in prior criminal charges against Garcia in January 2019; however, prior to this lawsuit, neither the ward nor guardian made contact with the Company about a possible claim. The Company determined that a lawsuit from this plaintiff was unlikely because no claims had ever been asserted and the statute of limitations had expired. Plaintiff’s allegations assert certain claims, which, if true, may toll the statute of limitations. The parties are engaged in fact and expert discovery, and trial is currently scheduled for April 19, 2027. The Company’s insurance coverage for the relevant policy year was exhausted in its entirety by prior losses, leaving any loss resulting from this sixth lawsuit uninsured. At this time, the Company cannot reasonably estimate the amount or range of the ultimate liability, if any, in connection with this sixth lawsuit. No additional victims are referenced in the prior criminal charges against Garcia.

Securities Litigation

On April 1, 2019, a consolidated complaint was filed against the Company and certain former and current officers in the lawsuit styled St. Clair County Employees’ Retirement System v. Acadia Healthcare Company, Inc., et al., Case No. 3:19-cv-00988, in the United States District Court for the Middle District of Tennessee (the “2019 Securities Litigation”). The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On November 24, 2025, the parties entered into a stipulation to settle the 2019 Securities Litigation for $179.0 million in exchange for a release of liability. Of that amount, $31.5 million was reimbursed under the Company’s insurance coverage during the nine months ended September 30, 2026. On April 29, 2026, the court granted final approval of the settlement and dismissed the action with prejudice.

On July 10, 2025, a consolidated class action complaint was filed against the Company and certain former and current officers in the consolidated lawsuit styled Kachrodia v. Acadia Healthcare Company, Inc., et al., Case No. 3:24-cv-01238, which is pending in the United States District Court for the Middle District of Tennessee (the “2025 Securities Litigation”). The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased or otherwise acquired publicly traded securities of the Company between February 8, 2020 and February 27, 2025. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Defendants filed a motion to dismiss the consolidated complaint on September 8, 2025. On July 24, 2026, the court issued an order denying the motion to dismiss, and the action is proceeding. At this time, the Company cannot reasonably estimate the amount or range of the ultimate liability, if any, in connection with this action.

Derivative Actions

On February 21, 2019, a purported stockholder filed a derivative action related to the 2019 Securities Litigation on behalf of the Company against certain former and current officers and directors in the lawsuit styled Davydov v. Jacobs, et al., Case No. 3:19-cv-00167, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b) and 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On May 23, 2019, a purported stockholder filed a second related derivative action on behalf of the Company against certain former and current officers and directors in the lawsuit styled Beard v. Jacobs, et al., Case No. 3:19-cv-0441, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider selling. On June 11, 2019, the Davydov and Beard actions were consolidated. On February 22, 2021, the court entered an order staying the case. On October 23, 2020, a purported stockholder filed a third related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Pfenning v. Jacobs, et al., Case No. 2020-0915-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty. On February 17, 2021, the court entered an order staying the case. On February 24, 2021, a purported stockholder filed a fourth related derivative action on behalf of the Company against former and current officers and directors in the lawsuit styled Solak v. Jacobs, et al., Case No. 2021-0163-NAC, which is pending in the Court of Chancery of the State of Delaware. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling. On July 31, 2026, the parties to these derivative cases entered into a stipulation of settlement to resolve all of the cases. On September 1, 2026, the United States District Court for the Middle District of Tennessee entered an order preliminarily approving the settlement and setting the final approval hearing for December 10, 2026. Based on the terms of the settlement, which is still subject to final approval by the court, the Company does not expect to incur a material loss. Pursuant to the stipulation of settlement, in September 2026, the Company received $12.0 million from defendants’ insurance carriers and, in October 2026, paid $4.75 million in attorneys’ fees and expenses to plaintiffs’ counsel. The Company recorded the insurance proceeds and the payment to plaintiffs’ counsel in legal settlements (gain) expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2026.

On February 14, 2025, a purported stockholder filed a derivative action related to the 2025 Securities Litigation on behalf of the Company against certain former and current officers and directors in the lawsuit styled Kachrodia v. Osteen, et al., Case No. 3:25-cv-00172, which is pending in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violations of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, insider selling, unjust enrichment, and waste of corporate assets. Based on the nature of the action, the Company does not expect to incur a material loss.

Government Investigations

In September 2024, the Company received a grand jury subpoena from the United States District Court for the Western District of Missouri (the “W.D.Mo.”), issued by attorneys from the Criminal Division of the U.S. Department of Justice (the “DOJ Criminal Division”), related to the Company’s acute care service line and related admissions, length of stay, and billing practices. In addition, Lakeland Hospital Acquisition, LLC, a subsidiary of the Company, also received a grand jury subpoena from the W.D.Mo. on the same day regarding similar subject matter. The Company had also received requests in September 2024 for information on similar subject matter from the United States Attorney’s Office for the Southern District of New York, which were withdrawn in the same month. The investigation is being led by attorneys from the DOJ Criminal Division. The DOJ Criminal Division withdrew its subpoenas in October 2024, then re-issued subpoenas regarding the same subject matter in December 2024. The DOJ Criminal Division is leading and coordinating the efforts from a number of federal agencies and departments investigating such issues, any of which might later make their own requests for information. The Company has also received subpoenas from the SEC requesting similar information as well as information relating to the CTC service line. The Company is currently conducting a comprehensive internal investigation using external advisors, but, at this time, no findings or conclusions have been made. The Company is fully cooperating with authorities, including active engagement with the DOJ Criminal Division and the SEC. At this time, the Company cannot speculate on whether the outcome of these investigations will have any impact on its business or operations and cannot reasonably estimate the amount or range of the ultimate liability, if any, in connection with these investigations.

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

Sandoval Litigation

In October 2020, a civil action asserting wrongful death and negligence claims was filed against the Company in California state court following a patient death at a California subsidiary facility (Sandoval v. Acadia Healthcare Company, Inc., Marin County Super. Ct. No. CIV1802171) (the “Sandoval Litigation”). Following a jury trial, judgment was entered against the Company, and the Company subsequently appealed. In April 2026, the judgment was affirmed in substantial part. On May 31, 2026, the Company entered into a settlement agreement to resolve all remaining claims for an aggregate payment of $15.0 million, with no admission of liability or wrongdoing by the Company. The settlement payment was made during the three months ended September 30, 2026.

The Company maintains a primary insurance policy and an excess insurance policy applicable to the Sandoval Litigation, but the excess insurance policy for the relevant policy year was exhausted in its entirety by prior losses, leaving the portion of the loss in excess of the available primary policy uninsured. The amount of the settlement in excess of the primary policy totals $13.8 million, which is included in legal settlements (gain) expense in the condensed consolidated statements of income for the nine months ended September 30, 2026.

Fashion Valley

In January 2024, a former employee of one of the Company’s indirect subsidiaries, San Diego Health Alliance, Inc. d/b/a Fashion Valley Comprehensive Treatment Center (“Fashion Valley”), filed a lawsuit in San Diego County Superior Court against Fashion Valley alleging retaliation, wrongful termination, and other claims (Giaquinta v. San Diego Health Alliance, Case No. 37-2024-00002653-CU-WT-CTL). The employee alleged she was terminated by Fashion Valley for reporting mistreatment and harassment by a co-worker. Fashion Valley denied the allegations and asserted that the employee was terminated for legitimate reasons. The Company is not a party to the lawsuit.

The case went to trial in April 2026. On May 12, 2026, a jury found in favor of the plaintiff and awarded $35.0 million in compensatory damages and $70.0 million in punitive damages. That award far exceeds the damages awarded in other single-plaintiff retaliation cases involving comparable conduct. In October 2026, Fashion Valley filed a motion for a new trial and a motion for judgment notwithstanding the verdict arguing, among other things, that juror misconduct infected the proceedings, that the compensatory damages award is grossly excessive, and that the punitive damages award violates due process. Fashion Valley expects to pursue an appeal if those motions are unsuccessful. Fashion Valley is also pursuing a separate appeal from the trial court’s order denying Fashion Valley’s motion to compel arbitration, which is currently being briefed. At this time, the Company cannot reasonably predict or provide any assurance regarding the ultimate outcome of the proceedings or whether the damages awarded by the jury will be reduced or otherwise modified.

9.
Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses	$61,801	$40,506
Insurance liability – current portion	50,339	31,396
Accrued interest	19,156	29,943
Accrued property taxes	16,786	13,531
Accrued legal settlements	15,640	3,032
Contract liabilities	2,214	2,805
Finance lease liabilities	1,089	1,089
Other	7,817	14,253
Other accrued liabilities	$174,842	$136,555

10.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit Facility:
Term Loan A	$617,500	$637,813
Revolving Line of Credit	274,000	404,000
5.500% Senior Notes due 2028	450,000	450,000
5.000% Senior Notes due 2029	475,000	475,000
7.375% Senior Notes due 2033	550,000	550,000
Less: unamortized debt issuance costs, discount and premium	(14,141)	(16,846)
	2,352,359	2,499,967
Less: current portion	(32,500)	(28,438)
Long-term debt	$2,319,859	$2,471,529

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or the lenders may exercise collateral remedies. At September 30, 2026, the Company was in compliance with all financial covenants.

During the nine months ended September 30, 2026, the Company borrowed $85.0 million on the Revolving Facility and repaid $215.0 million of the balance outstanding. During the nine months ended September 30, 2025, the Company borrowed $760.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At September 30, 2026, the Company had $710.1 million of availability under the Revolving Facility and had standby letters of credit outstanding of $15.9 million related to security for multiple development projects.

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

11.
Noncontrolling Interests

Noncontrolling interests in the condensed consolidated financial statements represent the portion of equity held by noncontrolling partners in the Company’s non-wholly owned subsidiaries. At September 30, 2026, the Company operated 19 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 95% of the equity interests of these entities and noncontrolling partners own the remaining equity interests. The initial value of the noncontrolling interests is based on the fair value of contributions. The Company consolidates the operations of each facility based on its status as primary beneficiary, as further discussed in Note 12 – Variable Interest Entities. The noncontrolling interests are reflected as redeemable noncontrolling interests on the accompanying condensed consolidated balance sheets based on put rights that could require the Company to purchase the noncontrolling interests upon the occurrence of a change in control.

The components of redeemable noncontrolling interests are as follows (in thousands):

Balance at January 1, 2025	$117,116
Contributions from noncontrolling partners in joint ventures	67,504
Net income attributable to noncontrolling interests	10,849
Distributions to noncontrolling partners in joint ventures	(3,877)
Balance at December 31, 2025	191,592
Contributions from noncontrolling partners in joint ventures	36,636
Net income attributable to noncontrolling interests	5,855
Distributions to noncontrolling partners in joint ventures	(4,207)
Balance at September 30, 2026	$229,876

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

At September 30, 2026, the Company operated 19 facilities through non-wholly owned subsidiaries. The Company owns between approximately 65% and 95% of the equity interests of these entities, and noncontrolling partners own the remaining equity interests. The Company manages each of these facilities, is responsible for the day to day operations and, therefore, has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These activities include, but are not limited to, behavioral healthcare services, human resource and employment-related decisions, marketing and finance. The terms of the agreements governing each of the Company’s VIEs prohibit the Company from using the assets of each VIE to satisfy the obligations of other entities. Consolidated assets at September 30, 2026 and December 31, 2025 include total assets of variable interest entities of $1,437.3 million and $1,344.8 million, respectively, which cannot be used to settle the obligations of other entities. Consolidated liabilities at September 30, 2026 and December 31, 2025 include total liabilities of variable interest entities of $57.7 million and $49.6 million, respectively.

The consolidated VIE assets and liabilities in the Company’s condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$169,581	$134,789
Accounts receivable, net	63,744	54,810
Other current assets	19,849	25,106
Total current assets	253,174	214,705
Property and equipment, net	1,043,509	1,011,578
Goodwill	80,567	61,267
Intangible assets, net	48,819	45,318
Operating lease right-of-use assets	11,219	11,934
Total assets	$1,437,288	$1,344,802

Accounts payable	$14,656	$11,798
Accrued salaries and benefits	16,165	17,562
Current portion of operating lease liabilities	808	696
Other accrued liabilities	17,540	10,541
Total current liabilities	49,169	40,597
Operating lease liabilities	8,483	9,044
Total liabilities	$57,652	$49,641

13.
Equity-Based Compensation

Equity Incentive Plans

The Company issues stock-based awards, including stock options, restricted stock awards and performance stock units, to certain officers, employees and non-employee directors under the Acadia Healthcare Company, Inc. Amended and Restated Incentive Compensation Plan (the “Equity Incentive Plan”). At September 30, 2026, a maximum of 18,175,000 shares of the Company’s common stock were authorized for issuance as stock options, restricted stock awards and performance stock units or other share-based compensation under the Equity Incentive Plan, of which 4,927,634 were available for future grant. Stock options may be granted for terms of up to ten years. The Company recognizes expense on all share-based awards on a straight-line basis over the requisite service period of the entire award. Grants to employees generally vest in annual increments of 25% or 33% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing price of the Company’s common stock on the most recent trading date prior to the date of grant.

The Company recognized $9.2 million and $6.0 million in equity-based compensation expense for the three months ended September 30, 2026 and 2025, respectively, and $28.2 million and $25.3 million for the nine months ended September 30, 2026 and 2025, respectively. Stock compensation expense for the three and nine months ended September 30, 2026 and 2025 is impacted by forfeiture adjustments. Stock compensation expense for the nine months ended September 30, 2025 is also impacted by performance stock unit adjustments based on actual performance compared to vesting targets. At September 30, 2026, there was $48.2 million of unrecognized compensation expense related to unvested options, restricted stock awards and performance stock units, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.

The Company recognized a deferred income tax benefit of $2.5 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $7.5 million and $6.2 million for the nine months ended September 30, 2026 and 2025, respectively, related to equity-based compensation expense.

Stock Options

Stock option activity during 2025 and 2026 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2025	695,021	$57.45
Options granted	—	—
Options exercised	—	—
Options cancelled	(185,610)	55.00
Options outstanding at December 31, 2025	509,411	58.34
Options granted	1,125,000	11.68
Options exercised	(2,300)	30.63
Options cancelled	(62,935)	63.32
Options outstanding at September 30, 2026	1,569,176	$24.73	8.07	$17,798
Options exercisable at September 30, 2026	656,767	$39.04	6.51	$3,956

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

Other Stock-Based Awards

Restricted stock awards activity during 2025 and 2026 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	1,145,418	$71.31
Granted	1,556,470	26.86
Cancelled	(482,196)	46.15
Vested	(457,275)	68.13
Unvested at December 31, 2025	1,762,417	$39.76
Granted	1,421,219	25.09
Cancelled	(576,684)	31.42
Vested	(584,743)	46.40
Unvested at September 30, 2026	2,022,209	$29.91

Performance stock unit activity during 2025 and 2026 was as follows:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	291,518	$71.47
Granted	228,923	22.81
Performance adjustment	(57,710)	70.33
Cancelled	(146,303)	47.61
Vested	(66,676)	73.96
Unvested at December 31, 2025	249,752	$40.44
Granted	96,309	27.20
Performance adjustment	—	—
Cancelled	(186,026)	28.11
Vested	(56,425)	69.61
Unvested at September 30, 2026	103,610	$34.39

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

14.
Share Repurchase Program

On February 25, 2025, the Company’s board of directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, acquire up to $300.0 million of outstanding shares of its common stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Repurchases made pursuant to the Share Repurchase Program will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or through block trades, derivatives transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time. The authorization does not obligate the Company to repurchase any shares. During the three and nine months ended September 30, 2026, there were no repurchases under the Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 1,706,625 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $50.4 million. As of September 30, 2026, there was $250.0 million of authorization remaining under the Share Repurchase Program.

15.
Transaction, Legal and Other Costs

Transaction, legal and other costs represent costs primarily related to government investigation, legal, accounting, termination, restructuring, management transition, acquisition and other similar costs. Transaction, legal and other costs comprised the following costs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Government investigations	$18,269	$38,737	$38,162	$123,274
Legal, accounting and other acquisition-related costs	3,374	976	13,414	(304)
Termination and restructuring costs	2,096	3,206	12,842	15,446
Management transition costs	—	—	3,913	—
Total	$23,739	$42,919	$68,331	$138,416

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.1 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively); and legal and settlement costs incurred related to certain litigation not included in government investigations ($3.2 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $12.9 million and $(2.3) million for the nine months ended September 30, 2026 and 2025, respectively). Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Management transition costs during the nine months ended September 30, 2026, consist primarily of severance benefits incurred with the departure of the Company’s former Chief Executive Officer, Christopher H. Hunter.

16.
Income Taxes

The provision for income taxes for the three months ended September 30, 2026 and 2025 reflects effective tax rates of 31.6% and 4.2%, respectively, and 38.1% and 17.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to an increase in nondeductible legal settlements and an increase in valuation allowances against certain state deferred tax assets in the current year. In addition, the three months ended September 30, 2025 included a tax benefit related to the release of uncertain tax positions.

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

The carrying amounts and fair values of the Credit Facility and the Senior Notes at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Credit Facility	$888,236	$1,037,816	$888,236	$1,037,816
5.500% Senior Notes due 2028	$448,131	$447,382	$441,543	$443,400
5.000% Senior Notes due 2029	$472,588	$471,946	$456,142	$453,540
7.375% Senior Notes due 2033	$543,404	$542,823	$549,762	$545,537

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
•
our dependence on payments from the government and other third-party payors, and the impact of such payments on our revenue and results of operations;
•
potential reductions to Medicare, Medicaid and other program payment rates, changes in reimbursement practices or funding levels, the modification of Medicaid supplemental and other payment programs, or the denial or delay in payment of claims;
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

•
the impact of the enactment, amendment or expiration of statutes and regulations affecting the healthcare industry;
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
•
we have experienced, and may in the future experience, cybersecurity incidents that could have an adverse impact on our operations, result in the unauthorized access or acquisition of data we maintain, and/or result in disclosures and/or investigations under the laws and regulations regarding information privacy;
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

Overview

Our business strategy is to become the indispensable behavioral healthcare provider for the high-acuity and complex needs patient population. We are committed to providing the communities we serve with quality, cost-effective behavioral healthcare services, while growing our business, increasing profitability and creating long-term value for our stockholders. This strategy includes five growth pathways: expansions of existing facilities, joint venture partnerships, de novo facilities, acquisitions and expansion across our continuum of care. At September 30, 2026, we operated 280 behavioral healthcare facilities with approximately 12,800 beds in 40 states and Puerto Rico. During the nine months ended September 30, 2026, we added 542 beds, consisting of 118 beds added to existing facilities and 424 beds added through the opening of two wholly-owned facilities and three joint venture facilities. The three joint venture facilities opened during the nine months ended September 30, 2026 were through partnerships with Tufts Medicine, Orlando Health, and Methodist Jennie Edmundson. During the nine months ended September 30, 2026, we opened three CTCs.

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

Recent Legislative Developments

On July 4, 2025, Congress passed the One Big Beautiful Bill Act (the “OBBBA”), its budget reconciliation act for fiscal year 2025. The OBBBA includes provisions that may impact our financial performance and may substantially modify certain state and federal statutes and regulations to which our operations are subject. The OBBBA provisions that may impact us have varying effective dates. We are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to us, the OBBBA reduces the federal government’s overall Medicaid expenditures and tightens Medicaid eligibility requirements. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population. The potential for mid-year loss of coverage increases financial uncertainty and may disrupt ongoing treatment services, complicate eligibility and coverage verification, prior authorization processes, and exposure to uncompensated care or bad debt on patient accounts. States are required to implement the work and community engagement requirements no later than December 31, 2026, although states may implement such requirements earlier and the Secretary of the U.S. Department of Health and Human Services (“HHS”) may grant certain states good faith exemptions through December 31, 2028. We do not expect a material impact on our operations as these requirements are phased in, primarily due to exemptions for the populations we serve, including individuals who are medically frail, such as individuals with a substance use disorder or a disabling mental disorder, and individuals with serious or complex medical conditions. However, the scope and application of these exemptions will depend on federal implementing guidance and state implementation, and we may not realize their anticipated benefit.

In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. Effective upon enactment, the law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, and, beginning in fiscal year 2028, progressively reduces the permissible provider tax threshold in Medicaid expansion states, while also limiting the structure and application of such assessments. The OBBBA also directs HHS to revise regulations governing state directed payment program arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at 100% of Medicare payment rates in Medicaid expansion states and 110% of Medicare payment rates in non-Medicaid expansion states, instead of average commercial rates, which impacts Medicaid payment rates for services rendered in our hospital facilities. These limits apply to state directed payment programs established on or after the date of enactment unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced by ten percentage points per year beginning with rating periods on or after January 1, 2028, until they reach the applicable cap.

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

Results of Operations

The following table illustrates our consolidated results of operations for the respective periods shown (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$895,309	100.0%	$851,573	100.0%	$2,589,950	100.0%	$2,491,310	100.0%
Salaries, wages and benefits	490,267	54.8%	462,169	54.3%	1,431,402	55.3%	1,359,857	54.6%
Professional fees	58,664	6.6%	51,478	6.0%	167,621	6.5%	147,146	5.9%
Supplies	31,504	3.5%	30,412	3.6%	91,192	3.5%	87,286	3.5%
Rents and leases	11,933	1.3%	11,736	1.4%	35,510	1.4%	36,002	1.4%
Other operating expenses	135,738	15.2%	128,787	15.1%	422,564	16.3%	377,203	15.1%
Depreciation and amortization	53,134	5.9%	47,468	5.6%	155,987	6.0%	143,495	5.8%
Interest expense, net	37,278	4.2%	36,619	4.3%	113,786	4.4%	100,939	4.1%
Debt extinguishment costs	—	0.0%	—	0.0%	—	0.0%	1,269	0.0%
Legal settlements (gain) expense	(7,151)	-0.8%	—	0.0%	6,600	0.3%	3,504	0.1%
Loss on impairment	3,546	0.4%	—	0.0%	10,910	0.4%	1,452	0.1%
Loss (gain) on sale of property	189	0.0%	—	0.0%	(3,392)	-0.1%	(8,715)	-0.3%
Transaction, legal and other costs	23,739	2.6%	42,919	5.0%	68,331	2.5%	138,416	5.6%
Total expenses	838,841	93.7%	811,588	95.3%	2,500,511	96.5%	2,387,854	95.9%
Income before income taxes	56,468	6.3%	39,985	4.7%	89,439	3.5%	103,456	4.1%
Provision for income taxes	17,818	2.0%	1,668	0.2%	34,065	1.3%	18,139	0.7%
Net income	38,650	4.3%	38,317	4.5%	55,374	2.1%	85,317	3.4%
Net income attributable to noncontrolling interests	(4,164)	-0.5%	(2,071)	-0.2%	(5,855)	-0.2%	(10,570)	-0.4%
Net income attributable to Acadia Healthcare Company, Inc.	$34,486	3.9%	$36,246	4.3%	$49,519	1.9%	$74,747	3.0%

We believe that we are well positioned to help meet the growing demand for behavioral healthcare services and recorded revenue growth of 4.0% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Similar to many other healthcare providers and other industries across the country, we have been navigating a tight labor market. While we experienced higher wage inflation compared to historical averages in recent years, we continue to see stability in our labor costs and our proactive focus helps us manage through this environment. We remain focused on ensuring that we have the level of staff to meet the demand in our markets across 40 states and Puerto Rico.

The following table sets forth percent changes in same facility operating data for the three and nine months ended September 30, 2026 compared to the same periods in 2025:

	Three Months Ended	Nine Months Ended
Same Facility Results (a)
Revenue growth	5.2%	4.0%
Patient days growth	1.1%	1.2%
Admissions growth	6.6%	6.5%
Average length of stay change (b)	-5.1%	-5.0%
Revenue per patient day growth	4.0%	2.8%

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

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenue. Revenue increased $43.7 million, or 5.1%, to $895.3 million for the three months ended September 30, 2026 from $851.6 million for the three months ended September 30, 2025. Same facility revenue increased $43.6 million, or 5.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, resulting from same facility increase in revenue per day of 4.0%, same facility growth in patient days of 1.1% and same facility growth in admissions of 6.6%. Consistent with same facility revenue growth in 2025, the growth in same facility patient days for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. Salaries, wages and benefits (“SWB”) expense was $490.3 million for the three months ended September 30, 2026 compared to $462.2 million for the three months ended September 30, 2025, an increase of $28.1 million. SWB expense included $9.2 million and $6.0 million of equity-based compensation expense for the three months ended September 30, 2026 and 2025, respectively. SWB increased primarily due to new facility openings as well as routine annual wage increases. Excluding equity-based compensation expense, SWB expense was $481.1 million, or 53.7% of revenue, for the three months ended September 30, 2026, compared to $456.2 million, or 53.6% of revenue, for the three months ended September 30, 2025. Same facility SWB expense was $435.6 million for the three months ended September 30, 2026, or 49.3% of revenue, compared to $417.7 million for the three months ended September 30, 2025, or 49.8% of revenue.

Professional fees. Professional fees were $58.7 million for the three months ended September 30, 2026, or 6.6% of revenue, compared to $51.5 million for the three months ended September 30, 2025, or 6.0% of revenue. Same facility professional fees were $51.6 million for the three months ended September 30, 2026, or 5.8% of revenue, compared to $45.0 million for the three months ended September 30, 2025, or 5.4% of revenue.

Supplies. Supplies expense was $31.5 million for the three months ended September 30, 2026, or 3.5% of revenue, compared to $30.4 million for the three months ended September 30, 2025, or 3.6% of revenue. Same facility supplies expense was $30.7 million for the three months ended September 30, 2026, or 3.5% of revenue, compared to $29.8 million for the three months ended September 30, 2025, or 3.5% of revenue.

Rents and leases. Rents and leases were $11.9 million for the three months ended September 30, 2026, or 1.3% of revenue, compared to $11.7 million for the three months ended September 30, 2025, or 1.4% of revenue. Same facility rents and leases were $10.4 million for the three months ended September 30, 2026, or 1.2% of revenue, compared to $10.6 million for the three months ended September 30, 2025, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $135.7 million for the three months ended September 30, 2026, or 15.2% of revenue, compared to $128.8 million for the three months ended September 30, 2025, or 15.1% of revenue. Same facility other operating expenses were $126.1 million for the three months ended September 30, 2026, or 14.3% of revenue, compared to $121.1 million for the three months ended September 30, 2025, or 14.4% of revenue.

Depreciation and amortization. Depreciation and amortization expense was $53.1 million for the three months ended September 30, 2026, or 5.9% of revenue, compared to $47.5 million for the three months ended September 30, 2025, or 5.6% of revenue.

Interest expense. Interest expense was $37.3 million for the three months ended September 30, 2026 compared to $36.6 million for the three months ended September 30, 2025. The increase in interest expense was primarily the result of increased borrowings.

Legal settlements (gain) expense. Legal settlements gain was $7.2 million for the three months ended September 30, 2026 and primarily related to the receipt of insurance proceeds in excess of payments of attorneys’ fees and expenses to plaintiffs’ counsel in connection with the settlement of derivative cases against the Company.

Loss on impairment. During the three months ended September 30, 2026, we recorded non-cash property impairment charges totaling $3.5 million. The 2026 non-cash impairment charges included property impairments of $2.4 million and operating lease right-of-use asset impairments of $1.1 million.

Loss (gain) on sale of property. During the three months ended September 30, 2026, we recorded a loss on property sale of $0.2 million related to the sale of closed properties.

Transaction, legal and other costs. Transaction, legal and other costs were $23.7 million for the three months ended September 30, 2026, compared to $42.9 million for the three months ended September 30, 2025. Transaction, legal and other costs represent government investigation, legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Three Months Ended September 30,
	2026	2025
Government investigations	$18,269	$38,737
Legal, accounting and other acquisition-related costs	3,374	976
Termination and restructuring costs	2,096	3,206
Total	$23,739	$42,919

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.1 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively); and legal and settlement costs incurred related to certain litigation not included in government investigations ($3.2 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively). Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations.

Provision for income taxes. For the three months ended September 30, 2026, the provision for income taxes was $17.8 million, reflecting an effective tax rate of 31.6%, compared to $1.7 million, reflecting an effective tax rate of 4.2%, for the three months ended September 30, 2025. The increase in the effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to an increase in nondeductible legal settlements and an increase in valuation allowances against certain state deferred tax assets in the current year. In addition, the three months ended September 30, 2025 included a tax benefit related to the release of uncertain tax positions.

As we continue to monitor the implications of potential tax legislation in each of our jurisdictions, we may adjust our estimates and record additional amounts for tax assets and liabilities. Any adjustments to our tax assets and liabilities could materially impact our provision for income taxes and our effective tax rate in the periods in which they are made.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenue. Revenue increased $98.6 million, or 4.0%, to $2,590.0 million for the nine months ended September 30, 2026 from $2,491.3 million for the nine months ended September 30, 2025. The nine months ended September 30, 2026, included $34.0 million of revenue from two state government programs based on timing of program approval, all of which related to services rendered in prior periods. The nine months ended September 30, 2025, included $65.6 million of revenue from one state government program based on timing of program approval, $34.4 million of which related to services rendered in prior periods. Same facility revenue increased $98.2 million, or 4.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, resulting from same facility growth in revenue per day of 2.8%, same facility growth in patient days of 1.2%, and same facility growth in admissions of 6.5%. Consistent with same facility revenue growth in 2025, the growth in same facility patient days for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulted from the addition of beds to our existing facilities and ongoing demand for our services.

Salaries, wages and benefits. SWB expense was $1,431.4 million for the nine months ended September 30, 2026 compared to $1,359.9 million for the nine months ended September 30, 2025, an increase of $71.5 million. SWB expense included $28.2 million and $25.3 million of equity-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively. SWB increased primarily due to new facility openings as well as routine annual wage increases. Excluding equity-based compensation expense, SWB expense was $1,403.2 million, or 54.2% of revenue, for the nine months ended September 30, 2026, compared to $1,334.6 million, or 53.6% of revenue, for the nine months ended September 30, 2025. Same facility SWB expense was $1,267.8 million for the nine months ended September 30, 2026, or 49.7% of revenue, compared to $1,217.6 million for the nine months ended September 30, 2025, or 49.6% of revenue.

Professional fees. Professional fees were $167.6 million for the nine months ended September 30, 2026, or 6.5% of revenue, compared to $147.1 million for the nine months ended September 30, 2025, or 5.9% of revenue. Same facility professional fees were $144.7 million for the nine months ended September 30, 2026, or 5.7% of revenue, compared to $129.0 million for the nine months ended September 30, 2025, or 5.3% of revenue.

Supplies. Supplies expense was $91.2 million for the nine months ended September 30, 2026, or 3.5% of revenue, compared to $87.3 million for the nine months ended September 30, 2025, or 3.5% of revenue. Same facility supplies expense was $88.7 million for the nine months ended September 30, 2026, or 3.5% of revenue, compared to $85.3 million for the nine months ended September 30, 2025, or 3.5% of revenue.

Rents and leases. Rents and leases were $35.5 million for the nine months ended September 30, 2026, or 1.4% of revenue, compared to $36.0 million for the nine months ended September 30, 2025, or 1.4% of revenue. Same facility rents and leases were $30.6 million for the nine months ended September 30, 2026, or 1.2% of revenue, compared to $32.0 million for the nine months ended September 30, 2025, or 1.3% of revenue.

Other operating expenses. Other operating expenses consisted primarily of purchased services, utilities, insurance, provider taxes, travel and repairs and maintenance expenses. Other operating expenses were $422.6 million for the nine months ended September 30, 2026, or 16.3% of revenue, compared to $377.2 million for the nine months ended September 30, 2025, or 15.1% of revenue. Same facility other operating expenses were $392.0 million for the nine months ended September 30, 2026, or 15.4% of revenue, compared to $351.2 million for the nine months ended September 30, 2025, or 14.3% of revenue. Other operating expenses for the nine months ended September 30, 2026 includes an unfavorable adjustment of $28.6 million to our estimated liability for self-insured professional and general liability claims relating to the settlement or expected settlement of certain prior year claims.

Depreciation and amortization. Depreciation and amortization expense was $156.0 million for the nine months ended September 30, 2026, or 6.0% of revenue, compared to $143.5 million for the nine months ended September 30, 2025, or 5.8% of revenue.

Interest expense. Interest expense was $113.8 million for the nine months ended September 30, 2026 compared to $100.9 million for the nine months ended September 30, 2025. The increase in interest expense was primarily the result of increased borrowings.

Debt extinguishment costs. Debt extinguishment costs were $1.3 million for the nine months ended September 30, 2025 related to the refinancing of the Prior Credit Facility.

Legal settlements (gain) expense. Legal settlements expense was $6.6 million for the nine months ended September 30, 2026 related to costs associated with the Sandoval Litigation, partially offset by the receipt of insurance proceeds in excess of payments of attorneys’ fees and expenses to plaintiffs’ counsel in connection with the settlement of derivative cases against the Company during the three months ended September 30, 2026. Legal settlements expense was $3.5 million for the nine months ended September 30, 2025 related to costs associated with the Desert Hills Litigation.

Loss on impairment. During the nine months ended September 30, 2026, we recorded non-cash property impairment charges totaling $10.9 million. The 2026 non-cash impairment charges included property impairments of $9.8 million and operating lease right-of-use asset impairments of $1.1 million. During the nine months ended September 30, 2025, we recorded non-cash property impairment charges of $1.5 million.

Loss (gain) on sale of property. During the nine months ended September 30, 2026 and 2025, we recorded gain on sale of property of $3.4 million and $8.7 million, respectively, related to the sale of closed properties.

Transaction, legal and other costs. Transaction, legal and other costs were $68.3 million for the nine months ended September 30, 2026, compared to $138.4 million for the nine months ended September 30, 2025. Transaction, legal and other costs represent government investigation, legal, accounting, termination, restructuring, management transition, acquisition and other similar costs incurred in the respective period, as summarized below (in thousands).

	Nine Months Ended September 30,
	2026	2025
Government investigations	$38,162	$123,274
Legal, accounting and other acquisition-related costs	13,414	(304)
Termination and restructuring costs	12,842	15,446
Management transition costs	3,913	—
Total	$68,331	$138,416

Government investigations include legal fees and settlement costs related to certain litigation, including the matters referenced in Note 8 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Legal, accounting and other acquisition-related costs include costs incurred for the development of new facilities ($0.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively); and legal and settlement costs incurred related to certain litigation not included in government investigations ($12.9 million and $(2.3) million for the nine months ended September 30, 2026 and 2025, respectively). Termination and restructuring costs include costs, net of gains, incurred related to workforce reductions, contract amendments, and the closure and disposition of certain facilities, including related lease terminations. Management transition costs during the nine months ended September 30, 2026, consist primarily of severance benefits incurred with the departure of the Company’s former Chief Executive Officer, Christopher H. Hunter.

Provision for income taxes. For the nine months ended September 30, 2026, the provision for income taxes was $34.1 million, reflecting an effective tax rate of 38.1%, compared to $18.1 million, reflecting an effective tax rate of 17.5%, for the nine months ended September 30, 2025. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to an increase in nondeductible legal settlements and an increase in valuation allowances against certain state deferred tax assets in the current year. In addition, the nine months ended September 30, 2025 included a tax benefit related to the release of uncertain tax positions.

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

Our ability to negotiate favorable payment rates and other terms for our services impacts our revenue and results of operations. We actively engage with payors to negotiate such terms and, from time to time, we have had and may continue to have disagreements with payors regarding the interpretation or application of contractual terms, including with respect to claims for payment, which could result in reimbursement for certain of our services at rates lower than those we believe are required under our existing contractual arrangements or delays in payment.

The table below presents revenue by payor type and as a percentage of revenue (dollars in thousands) and includes an immaterial revision of amounts for the three months ended September 30, 2025, and the nine months ended September 30, 2026 and 2025, to correct the classification of certain revenue among payors.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$187,450	20.9%	$208,536	24.5%	$554,103	21.4%	$602,346	24.2%
Medicare	132,689	14.8%	125,375	14.7%	370,671	14.3%	358,820	14.4%
Medicaid	551,422	61.6%	486,976	57.2%	1,600,071	61.8%	1,442,671	57.9%
Self-Pay	16,352	1.8%	18,514	2.2%	41,106	1.6%	49,645	2.0%
Other	7,396	0.9%	12,172	1.4%	23,999	0.9%	37,828	1.5%
Revenue	$895,309	100.0%	$851,573	100.0%	$2,589,950	100.0%	$2,491,310	100.0%

The following tables present a summary of our aging of accounts receivable at September 30, 2026 and December 31, 2025:

September 30, 2026

	Current	30-90	90-150	>150	Total
Commercial	14.8%	3.6%	3.2%	10.0%	31.6%
Medicare	8.7%	1.3%	0.6%	1.7%	12.3%
Medicaid	30.2%	5.5%	4.0%	9.1%	48.8%
Self-Pay	1.1%	1.6%	1.5%	3.1%	7.3%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	54.8%	12.0%	9.3%	23.9%	100.0%

December 31, 2025

	Current	30-90	90-150	>150	Total
Commercial	14.7%	4.8%	3.1%	8.2%	30.8%
Medicare	8.6%	1.9%	1.0%	1.5%	13.0%
Medicaid	31.1%	6.9%	4.3%	6.9%	49.2%
Self-Pay	1.3%	1.5%	1.5%	2.7%	7.0%
Other	0.0%	0.0%	0.0%	0.0%	0.0%
Total	55.7%	15.1%	9.9%	19.3%	100.0%

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2026 was $321.5 million compared to $218.2 million for the nine months ended September 30, 2025. The increase in operating cash flows for the nine months ended September 30, 2026 was primarily related to collection of the insurance proceeds for the 2019 Securities Litigation, an increase in funds received from certain state supplemental payment programs and favorable changes in working capital and other liabilities. Days sales outstanding were 52 days at September 30, 2026 compared to 49 days at December 31, 2025.

Cash used in investing activities for the nine months ended September 30, 2026 was $135.4 million compared to $463.8 million for the nine months ended September 30, 2025. Cash used in investing activities for the nine months ended September 30, 2026 primarily consisted of $165.9 million of cash paid for capital expenditures and $3.4 million of other, offset by $33.9 million of proceeds from the sale of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2026 was $165.9 million, consisting of routine or maintenance capital expenditures of $71.1 million and expansion capital expenditures of $94.8 million. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures, including information technology capital expenditures, were approximately 2% of revenue for the nine months ended September 30, 2026. Cash used in investing activities for the nine months ended September 30, 2025 primarily consisted of $478.6 million of cash paid for capital expenditures, $8.2 million of cash paid for acquisitions and $0.1 million of other, offset by $23.2 million of proceeds from sales of property and equipment. Cash paid for capital expenditures for the nine months ended September 30, 2025 was $478.6 million, consisting of routine or maintenance capital expenditures of $76.1 million and expansion capital expenditures of $402.5 million.

Cash used in financing activities for the nine months ended September 30, 2026 was $156.0 million compared to cash provided by financing activities of $288.0 million for the nine months ended September 30, 2025. Cash used in financing activities for the nine months ended September 30, 2026 consisted of principal payments on revolving credit facility of $215.0 million, principal payments on long-term debt of $20.3 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $4.2 million, distributions to noncontrolling partners in joint ventures of $4.2 million and $0.1 million of other, offset by borrowings on revolving credit facility of $85.0 million and contributions from noncontrolling partners in joint ventures of $2.8 million. Cash provided by financing activities for the nine months ended September 30, 2025 consisted of borrowings on long-term debt of $1,200.0 million, borrowings on revolving credit facility of $875.0 million and contributions from noncontrolling partners in joint ventures of $5.0 million, offset by principal payments on revolving credit facility of $1,035.0 million, repayment of long-term debt of $670.9 million, repurchase of common stock of $50.0 million, payment of debt issuance costs of $18.6 million, principal payments on long-term debt of $8.1 million, repurchase of shares for payroll tax withholding, net of proceeds from stock option exercises, of $4.0 million, distributions to noncontrolling partners in joint ventures of $3.9 million, cash paid for contingent consideration of $1.5 million and $0.1 million of other.

We had total available cash and cash equivalents of $163.3 million and $133.2 million at September 30, 2026 and December 31, 2025, respectively, of which approximately $14.2 million and $8.0 million was held by our foreign subsidiaries, respectively. Our strategic plan does not require the repatriation of foreign cash in order to fund our operations in the U.S.

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

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on the ability of us and our subsidiaries to: (i) incur debt; (ii) permit additional liens; (iii) make investments and acquisitions; (iv) merge or consolidate with others; (v) dispose of assets; (vi) pay dividends and distributions; (vii) pay junior indebtedness; and (viii) enter into affiliate transactions, in each case, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of each quarterly period, a Consolidated Total Net Leverage Ratio of not more than 5.0 to 1.0 (which may be increased in connection with a material acquisition to 5.5 to 1.0 for a four quarter period up to three times during the term of the Credit Agreement) and a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0. The Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, among other things, all outstanding loans under the Credit Agreement may be accelerated, lenders commitments terminated, and/or lenders may exercise collateral remedies. At September 30, 2026, our Consolidated Total Net Leverage Ratio was 3.9x, and we were in compliance with all financial covenants. Consolidated Total Net Leverage Ratio is being reported as calculated under the Credit Agreement and not pursuant to GAAP. Investors should refer to the agreements governing the Credit Agreement attached as exhibits to our periodic reports for further information related to the calculation thereof and should not consider Consolidated Total Net Leverage Ratio as an alternative for any measures derived in accordance with GAAP. For risks related to our indebtedness and compliance with these covenants, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the nine months ended September 30, 2026, we borrowed $85.0 million on the Revolving Facility and repaid $215.0 million of the balance outstanding. During the nine months ended September 30, 2025, we borrowed $760.0 million on the Revolving Facility and repaid $550.0 million of the balance outstanding.

At September 30, 2026, we had $710.1 million of availability under the Revolving Facility and had standby letters of credit outstanding of $15.9 million related to security for multiple development projects.

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

Supplemental Guarantor Financial Information

We conduct all of our business through our subsidiaries. The Senior Notes are jointly and severally guaranteed on an unsecured senior basis by all of our subsidiaries that guarantee our obligations under the Credit Facility. The summarized financial information presented below is consistent with our condensed consolidated financial statements, except transactions between combining entities have been eliminated. Financial information for our combined non-guarantor entities has been excluded pursuant to SEC Regulation

S-X Rule 13-01. Presented below is condensed financial information for our combined wholly-owned subsidiary guarantors at September 30, 2026 and December 31, 2025, and for the nine months ended September 30, 2026. The information presented below as of December 31, 2025 has been revised to correct an immaterial error included in the Supplemental Guarantor Financial Information in Part I, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summarized balance sheet information (in thousands):

	September 30, 2026	December 31, 2025
Current assets	$602,751	$585,902
Property and equipment, net	1,900,166	1,994,863
Goodwill	1,157,060	1,157,060
Total noncurrent assets	3,432,201	3,502,915

Current liabilities	474,988	498,156
Long-term debt	2,319,859	2,471,529
Total noncurrent liabilities	2,579,224	2,716,259
Redeemable noncontrolling interests	—	—
Total equity	980,740	874,402

Summarized operating results information (in thousands):

Nine Months Ended September 30, 2026
Revenue	$2,065,955
Income before income taxes	48,029
Net income	24,697
Net income attributable to Acadia Healthcare Company, Inc.	24,697

Contractual Obligations

The following table presents a summary of contractual obligations at September 30, 2026 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (a)	$174,230	$1,255,956	$861,473	$610,845	$2,902,504
Operating lease liabilities (b)	31,216	54,224	39,396	79,282	204,118
Finance lease liabilities	1,089	2,178	2,387	17,529	23,183
Total obligations and commitments	$206,535	$1,312,358	$903,256	$707,656	$3,129,805

(a)
Amounts include required principal and interest payments. The projected interest payments reflect the interest rates in place on our variable-rate debt at September 30, 2026.
(b)
Amounts exclude variable components of lease payments.

Critical Accounting Policies

There have been no material changes in our critical accounting policies at September 30, 2026 from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest expense is sensitive to changes in market interest rates. Our long-term debt outstanding at September 30, 2026 was composed of $1,464.1 million of fixed-rate debt and $888.2 million of variable-rate debt with interest based on Adjusted Term SOFR plus an applicable margin. Based on our borrowing level at September 30, 2026, a hypothetical 1% increase in interest rates would decrease our pretax income on an annual basis by approximately $8.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 8 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. However, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides our repurchases of shares of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1 - July 31	5,730	$33.32	—	$250.0
August 1 - August 31	5,402	$31.54	—	$250.0
September 1 - September 30	7,907	$28.53	—	$250.0
Total	19,039

(a)
There were no shares repurchased during the three months ended September 30, 2026 under the Share Repurchase Program, and there were 19,039 shares withheld in connection with tax payments due upon vesting of employee restricted stock awards and the use of shares of our common stock to pay the exercise price of employee stock options.
(b)
We may repurchase up to $300.0 million of our common stock under the Share Repurchase Program announced on February 25, 2025. As of September 30, 2026, $250.0 million remained available for purchase under the Share Repurchase Program. The Share Repurchase Program has no termination date and may be modified, suspended or discontinued by the Company’s board of directors at any time.

Item 5. Other Information

From time to time, certain of our executive officers and directors may enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 or otherwise. During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

32*	Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

(1)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 24, 2024 (File No. 001-35331).
(2)
Incorporated by reference to exhibits filed with the Company’s Current Report on Form 8-K filed May 25, 2017 (File No. 001-35331).
(3)
Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 (File No. 001-35331).

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

Dated: November 4, 2026